Form 10-Q
period 1996-03-31
RIMAGE CORP
filed 1996-05-15
CIK 892482

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                      FORM 10-Q


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


                    For the Quarterly Period Ended March 31, 1996


                              Commission File No. 0-20728


                                  RIMAGE CORPORATION
               (Exact name of Registrant as specified in its charter)

                  MINNESOTA                           41-1577970
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 7725 WASHINGTON AVENUE SOUTH, EDINA, MN  55439
                    (Address of principal executive offices)

                                   612-944-8144
               (Registrant's telephone number, including area code)

                                       NA
     (Former name, former address, and former fiscal year, if changed since last report.)


        Common Stock outstanding at May 11, 1996 -- 3,069,000 shares of $.01 par value Common Stock.


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past  90 days.
Yes  [X]      No [ ]

                             RIMAGE CORPORATION
                                 FORM 10-Q
                              TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1996


               DESCRIPTION                                       PAGE


PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 1996 (unaudited) and
                 December 31, 1995                                 3

               Consolidated Statements of Operations
                 (unaudited) for the Three Months
                 Ended March 31, 1996 and  1995                    4

               Consolidated Statements of Cash Flows
                 (unaudited) for the Three Months
                 Ended March 31, 1996 and 1995                     5

               Condensed Notes to Consolidated
                 Financial Statements                             6-9

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  10-12


PART II   OTHER INFORMATION                                        13


Item 6.        Exhibits                                            13

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                          MARCH 31,     DECEMBER 31,
                                                                   1996           1995
                                                                -----------   ------------
                                                                (unaudited)
Current assets:
    Cash...................................................     $   347,730   $   230,014
    Trade accounts receivable, net of allowance for doubtful
     accounts and sales returns of $604,138 and $644,576,
     respectively..........................................       6,005,397     9,493,142
    Inventories (note 2)...................................       4,280,411     4,690,326
    Income tax receivable..................................         289,016       250,012
    Prepaid expenses and other current assets..............         642,701       330,975
    Deferred income tax asset .............................       1,196,000     1,196,000
    Current installments of investment in  sales-type leases        245,704       260,188
                                                                -----------   -----------
          Total current assets.............................      13,006,959    16,450,657
                                                                -----------   -----------

Property, plant, and equipment, net........................       4,708,000     4,883,766

Investment in sales-type leases, net of
  current installments ....................................         249,764       307,120
Goodwill ..................................................         991,943     1,010,120
Other assets...............................................       1,098,663     1,132,547
                                                                -----------   -----------
          Total assets.....................................     $20,055,329   $23,784,210
                                                                -----------   -----------
                                                                -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable (note 6)................     $ 4,201,900   $ 4,725,400
  Current installments of capital lease obligations .......          37,338        35,750
  Trade accounts payable...................................       2,536,562     5,761,742
  Accrued expenses ........................................       1,555,908     1,354,241
  Deferred income and customer deposits....................         679,527       765,777
                                                                -----------   -----------
        Total current liabilities..........................       9,011,235    12,642,910

Notes payable, less current portion (note 6)...............           1,344       167,524
Deferred tax liability ....................................         131,000       131,000
Capital lease obligations, less current installments ......       1,572,905     1,582,504
                                                                -----------   -----------
        Total liabilities..................................      10,716,484    14,523,938
                                                                -----------   -----------

Minority interest in inactive subsidiary...................          57,907        57,907
Stockholders' equity (note 4):
  Common stock.............................................          30,690        30,510
  Additional paid-in capital...............................      10,354,203    10,301,883
  Accumulated Deficit (note 4).............................      (1,103,805)   (1,151,280)
  Equity adjustment from foreign currency translation......            (150)       21,252
                                                                -----------   -----------
        Total stockholders' equity.........................       9,280,938     9,202,365
Commitments and contingencies .............................           -           -
                                                                -----------   -----------
    Total Liabilities and Stockholders' Equity.............     $20,055,329   $23,784,210
                                                                -----------   -----------
                                                                -----------   -----------


                See accompanying  notes to consolidated financial statements

                          RIMAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1996           1995
                                                           -------         ------
Revenues ...............................................  $11,050,506    $12,533,886
Cost of revenues........................................    7,881,997      9,290,434
                                                          -----------    -----------
          Gross Profit..................................    3,168,509      3,243,452
                                                          -----------    -----------
Operating expenses:
   Engineering and development..........................      776,848        798,978
   Selling, general and administrative .................    2,210,886      2,169,003
                                                          -----------    -----------
          Total operating expenses......................    2,987,734      2,967,981
                                                          -----------    -----------
          Operating earnings ...........................      180,775        275,471
                                                          -----------    -----------
Other (expense) income :
   Interest.............................................     (139,447)      (118,904)
   Gain on currency exchange............................        5,093        119,292
   Other, net ..........................................       25,054         12,639
                                                          -----------    -----------
          Total other expense, net......................     (109,300)       (13,027)
                                                          -----------    -----------

          Earnings before income taxes..................       71,475        288,498
          Income tax expense ...........................       24,000         87,009
                                                          -----------    -----------
          Historical net earnings.......................  $    47,475    $   201,489
                                                          -----------    -----------
                                                          -----------    -----------

          Historical net earnings.......................  $    47,475    $   201,489
          Proforma income tax expense ..................            0         28,390
                                                          -----------    -----------
          Proforma net earnings ........................  $    47,475    $   173,099
                                                          -----------    -----------
                                                          -----------    -----------
          Proforma net earnings per common and common
            equivalent share............................  $      0.02    $      0.06
                                                          -----------    -----------
                                                          -----------    -----------

          Weighted average shares and  share equivalents   3,085,550      3,068,677
                                                          -----------    -----------
                                                          -----------    -----------









               See accompanying  notes to consolidated financial statements

                          RIMAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          1996            1995
                                                         ------          ------
Cash flows from operating activities:
   Net  earnings...................................... $    47,475    $    201,489
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
     Depreciation and amortization....................     365,203         387,095
     Change in reserve for excess and obsolete inventory     1,206         (73,337)
     Change in reserve for doubtful accounts..........     (40,438)         (6,304)
     Gain on sale of property, plant, and equipment...       7,650               0
     Deferred income tax..............................           0           8,000
     Increase in investment in sales-type leases......           0        (143,808)
   Changes in operating assets and liabilities:
     Trade accounts receivable........................   3,528,183        (169,709)
     Inventories......................................     408,709         214,592
     Prepaid expenses and other current assets........    (311,726)        (56,198)
     Income tax receivable............................     (39,004)         88,580
     Accounts payable.................................  (3,225,174)       (610,335)
     Accrued expenses.................................     201,667         144,575
     Deferred income and customer deposits............     (86,250)         52,265
                                                       -----------      ----------
        Net cash provided by operating activities.....     857,501          36,905
                                                       -----------      ----------
Cash flows from investing activities:
   Purchase of property, plant, and equipment.........    (178,917)       (509,710)
   Other assets.......................................      33,884         (17,508)
   Payments on investment in sales-type leases........      71,841          74,951
                                                       -----------      ----------
     Net cash used in investing activities............     (73,192)       (452,267)
                                                       -----------      ----------
Cash flows from financing activities:
   Payment of registration fees.......................           0         (18,400)
   Proceeds from stock option exercise................      52,500               0
   Principal payments on capital lease obligation.....      (8,011)         (3,700)
   Proceeds from other notes payable..................   2,461,000         550,000
   Repayment of other notes payable...................  (3,150,680)       (984,520)
   Subchapter-S dividends paid........................           0        (184,831)
                                                       -----------      ----------
     Net cash used in financing activities............    (645,191)       (641,451)
                                                       -----------      ----------
Effect of exchange rate changes on cash...............     (21,402)         24,733
                                                       -----------      ----------
Net increase (decrease) in cash.......................     117,716      (1,032,080)
Cash, beginning of period.............................     230,014       1,283,794
                                                       -----------      ----------
Cash, end of period................................... $   347,730    $    251,714
                                                       -----------      ----------
                                                       -----------      ----------



               See accompanying  notes to consolidated financial statements

              RIMAGE CORPORATION AND SUBSIDIARIES
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Rimage Corporation, Rimage Europe Gmbh, A/G Systems Inc. d/b/a Duplication Technology Inc. (Duplication Technology), ALF Products Inc. d/b/a ALF/Rimage (ALF Products) and Knowledge Access Inc. (Knowledge Access),
collectively hereinafter referred  to  as  the Company   or  Rimage.   All
material  intercompany  accounts   and transactions have been eliminated upon
consolidation.

Effective September 29, 1995, Rimage Corporation and Dunhill Software Services Inc. (Dunhill) completed a merger. Dunhill, who had been a significant customer of Rimage, is engaged in diskette duplication and
production  services.   For  financial  reporting purposes,  the  merger was
recorded using the pooling-of  interests method   of   accounting   under
generally   accepted   accounting principles.   Accordingly, the historical
financial statements of Rimage presented in the first quarter of 1995 were restated to include the historical accounts and results of operations of Dunhill.

As a result of this merger, Rimage operates in two segments. The Rimage Systems segment consists of substantially all of the former Rimage
Companies.   The Rimage Services segment  consists  of  the former  Dunhill operation in addition to the service  business  at Duplication Technology.

Rimage  Systems  develops, manufactures and  distributes  diskette, tape  and
 CD-Recordable duplication equipment and related software products.   Rimage
Services  provides  diskette  duplication   and production  services to
software developers and  manufacturers  and information publishers.

The   Company   extends   unsecured  credit   to   its   customers,
substantially all of whom are computer hardware, software and service companies, software developers and manufacturers, and information publishers.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.   Certain information   and  footnote
disclosures  normally  included   in financial   statements  prepared  in
accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Rimage believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of the dates and for the periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


                                 -6-                        (continued)

(2)  INVENTORIES

Inventories consist of the following:


                                                MARCH 31,       DECEMBER 31,
                                                   1996             1995
                                                -----------    ------------
                                                (unaudited)

Finished goods and demonstration equipment     $  972,351      $1,297,788
Work-in-process                                   787,569         670,264
Purchased parts and subassemblies               3,256,697       3,457,274
                                               ----------      ----------
                                                5,016,617       5,425,326
Less reserve for excess inventories               736,206         735,000
                                               ----------      ----------
Total inventories                              $4,280,411      $4,690,326
                                               ----------      ----------
                                               ----------      ----------

(3)  SEGMENT REPORTING (IN THOUSANDS)



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   1996             1995
                                                -----------    ------------
Revenues from unaffiliated customers:           (unaudited)     (unaudited)

  Systems                                          $4,728          $4,189
  Services                                          6,322           8,345

Operating earnings (loss):

  Systems                                            (135)           (199)
  Service                                             316             474


                                                MARCH 31,      DECEMBER 31,
                                                   1996             1995
                                                -----------    ------------
Net Identifiable Assets:
                                                (unaudited)

  Systems                                          10,551          11,781
  Service                                           9,504          12,003


(4)  STOCKHOLDERS' EQUITY

STOCK ISSUED IN ACQUISITION

On September 29, 1995, in connection with the merger between Rimage and Dunhill Software Services, Inc., 1,100,000 shares of Rimage common stock were issued. (see note 5.)

                               -7-                              (continued)

TERMINATION OF DUNHILL'S S-CORPORATION STATUS

On September 29, 1995, Dunhill Software Services, Inc. terminated its S-Corporation election. Under SEC rules, Dunhill's accumulated retained earnings of $2,611,979 as of the termination of the S-Corporation election was reclassified against additional paid-in-capital.

STOCK OPTIONS

Rimage adopted a stock option plan on September 24, 1992 which allows for the granting of options to purchase up to 250,000 shares of common stock to certain key administrative, managerial and executive employees. Options under this plan may be either incentive stock options or non-qualified options. In 1993, the Rimage board of directors increased the number of allowable shares to 500,000. Pursuant to this plan, options to purchase 305,953 shares are currently issued and outstanding.

(5)  1995 ACQUISITION

Effective at the close of business on September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation (Rimage), and Dunhill Software Services Inc. (Dunhill), Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders and Dunhill was merged into Rimage. Dunhill provides diskette duplication and production services to software developers and manufacturers and information publishers, and historically was one of Rimage's largest customers. Rimage intends to continue such business for the foreseeable future. This merger was recorded using the pooling-of-interests method of accounting. Accordingly the historical financial statements of Rimage in the first quarter of 1995 were restated to include the historical accounts and results of operations of Dunhill.

(6)  NOTES PAYABLE TO BANK

On October 13, 1995, the Company signed a new Credit Agreement which consolidated and redefined all previously outstanding Rimage and Dunhill debt. This credit agreement covers all of the term and revolving notes discussed below. The Company is required to maintain certain financial ratios as a part of the agreement. The Company obtained waivers (and forbearance through June 30, 1996) from the bank regarding the tangible capital base and working capital ratios which were not in compliance as of and for the periods ended March 31, 1996 and December 31, 1995.

The Company has a term note agreement with a bank. Borrowings under the agreement are secured by substantially all Company assets, accrue interest at the bank's reference rate plus 1/2 percent and are payable in 36 equal monthly installments that commenced May 31, 1994. The interest rate was 8.75% on March 31, 1996. The outstanding amount as of March 31, 1996 was $215,900.


The Company has another term note which expires on January 1, 1997. The term note bears interest at 3/4% over the bank's reference rate and is secured by substantially all Company assets. The interest rate was 9% on March 31, 1996. The outstanding balance under this note on March 31, 1996 was $1,000,000.


                                    -8-                          (continued)

The Company also has a revolving line of credit agreement with a bank that expires on June 30, 1996. The line of credit provides for borrowing up to $5,000,000. Borrowings under this agreement are secured by substantially all Company assets and accrue interest at the bank's reference rate plus one-half percent. Borrowings outstanding under this line were $2,986,000 on March 31, 1996.


(7)  STATEMENTS OF CASH FLOWS

The following is additional information regarding cash flows and non-cash investing and financing activities:

During the three months ended March 31, 1996 and 1995, cash paid for interest was $140,049 and $111,671, respectively.

During the three months ended March 31, 1996 and 1995, cash paid for income taxes was $28,950 and $115,274, respectively.

On September 29, 1995 Rimage issued 1,100,000 shares of its common stock in connection with the merger with Dunhill Software Services, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                   -------------------
                                                     1996        1995
                                                   -------     -------

Revenues from unaffiliated customers:

  Systems..................................        $ 4,728    $ 4,189
  Services.................................          6,322      8,345
                                                   -------    -------
      Total Revenues.......................         11,051     12,534

Cost of Revenues:
  Systems..................................          2,735      2,239
  Service..................................          5,147      7,051
                                                   -------    -------
      Total Cost of Revenues...............          7,882      9,290

Operating Expenses:
  Systems..................................          2,129      2,149
  Service..................................            859        820
                                                   -------    -------
      Total Operating Expenses.............          2,988      2,969

Operating Earnings (Loss):
  Systems..................................           (135)      (199)
  Service..................................            316        474
                                                   -------    -------
      Total Operating Earnings.............           $181       $275
                                                   -------    -------
                                                   -------    -------


RESULTS OF OPERATIONS

Rimage designs, manufactures and sells computer media duplication and printing systems, and also provides media duplication services. The Company's revenues decreased by 12% in the first quarter of 1996 when compared to first quarter of 1995. Consolidated net earnings for the quarter ended March 31, 1996 were $47,475 compared to first quarter 1995 proforma net earnings of $173,099.


SYSTEMS SEGMENT -- THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Systems revenues (which include equipment sold from Rimage Systems -- Minneapolis, Rimage Europe, Duplication Technology, and Knowledge Access International) for the quarter ended March 31, 1996 increased by approximately $540,000 when compared to the first quarter of 1995. This increase was due to relatively stable diskette equipment sales, strong European sales, and increased sales in CD-Recordable ("CD-R") equipment. The Company expects these trends to continue, and also expects significantly more of its future equipment revenues to occur in CD markets.


Gross profit in the first three months of 1996 as a percentage of revenues, decreased to 42.2% from 46.5% during the same period of 1995. This decrease is mainly due to the prevalence in the diskette equipment industry of discounting sales prices for equipment, which has resulted from soft demand.

Operating expenses for the quarter ended March 31, 1996 decreased by approximately $20,000 or 1.0% compared to the expenses in the same period of 1995.

Operating losses for the quarter ended March 31, 1995 decreased to approximately ($136,000) from approximately ($199,000) during the same period of 1995. This improvement was due to the aforementioned revenue increases, operating expense decreases and was partially offset by the gross profit deterioration.


SERVICE SEGMENT -- THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Service revenues (which include the revenues of the Rimage Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the quarter ended March 31, 1996 decreased by approximately $2,023,000 compared to the same period of 1995. This decrease resulted in general from lower demand, and fell primarily due to one large 1995 software release that did not recur in 1996.

Gross profit for the quarter ended March 31, 1996, as a percentage of revenues, increased to 18.6% from 15.5% during the same period of 1995. This increase is primarily attributable to reduced media costs.

Operating expenses for the quarter ended March 31, 1996 increased by approximately $40,000 over the same period of 1995, and increased, as a percentage of revenues, to 13.6% in 1996 from 9.8% in 1995. Fixed operating costs were relatively stable on lower revenues. In addition, the Company incurred approximately $122,000 of 1996 expenses for the set-up and operation of its newly formed optical equipment division.

Operating earnings for the quarter ended March 31, 1996 declined to approximately $316,000 from $474,000 for the same period of 1995. The decrease results from the aforementioned revenue decline and the increased operating expenses associated with the optical equipment division, and is offset by the gross margin improvement.

CONSOLIDATED THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues for the three months ended March 31, 1996 decreased by approximately $1,483,000 when compared to the same period of 1995. This decrease was a result of the decline in Service revenues and was partially offset by the improvement in Systems revenue. The Company had two significant customers which accounted for 21% and 15% of revenues during the quarter ended March 31, 1996, and 2% and 47% of revenues during the quarter ended March 31, 1995.

Gross profit for the quarter ended March 31, 1996 as a percentage of revenues, increased to 28.7% from 25.9% during the first quarter of 1995. This increase was primarily due to substantially lower media costs at Services revenues, and was also affected by the change in sales mix.

Operating expenses for the quarter ended March 31, 1996 increased by approximately $20,000 compared to the same period of 1995 and, as a percentage of sales, increased to 27.0% from 23.7% in the same period of 1995. This was due to the lower revenues generated on similar fixed costs.

Net other expenses were approximately $122,000 higher in the first quarter of 1996 versus the first quarter of 1995. This was primarily due to currency exchange fluctuations and higher interest expense. Interest expense increased by approximately $20,000, due to the increased credit line usage in 1996 for working capital. Income tax expense was $24,000 for the quarter ended March 31, 1996 compared to proforma income tax expense of approximately $116,000 in 1995. Prior to the merger on September 29, 1995, Dunhill Software was a Subchapter-S Corporation and thus was not subject to federal income taxes.

Net earnings were approximately $47,000 for the quarter ended March 31, 1996 versus proforma net earnings of approximately $173,000 for the same period of 1995. Net earnings per share were $.02 for the quarter ended march 31, 1996 versus proforma net earnings per share of $.06 for the same period of 1995. The reasons for these decreases are detailed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $857,501 and $36,905 in the first quarter of 1996 and 1995. The 1996 increase resulted primarily from the reduction in accounts receivable of $3,528,183 and inventories of $408,709 and was partially offset by the decrease in accounts payables of $3,225,174.

The cash used in investing activities was $73,192 and $452,267 during the first quarter of 1996 and 1995. At March 31, 1996 the Company had no significant commitments to purchase additional capital equipment.

At March 31, 1996, the Company's working capital was approximately $3,996,000 compared to $3,808,000 at December 31, 1995. The net cash used in financing activities was $645,191 and $641,451 for the quarters ended March 31, 1996 and 1995, respectively. The Company paid down approximately $690,000 of bank debt during the first quarter of 1996. The Company has a line of credit agreement totaling $5,000,000 with a bank, which expire June 30, 1996. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus 1/2 percent. At March 31, 1996, the Company had borrowings under this line totaling $2,986,000. The Company also has term note agreements totaling $1,217,244 under various terms that are secured by substantially all the Company's assets, and bear interest varying from the bank's reference rate plus 1/2 percent to plus 3/4 percent. The Company obtained waivers (and forbearance through June 30, 1996) from the bank for any financial ratios on which it is out of compliance at March 31, 1996 and December 31, 1995. The Company is currently negotiating an extension of this line. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

                        PART II -- OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

                 Not Applicable.

Item 2.          CHANGES IN SECURITIES

                 Not Applicable.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not Applicable.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not Applicable.

Item 5.          OTHER INFORMATION

                 Not Applicable.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits:

                        Exhibit No. 11. Calculation of Earnings Per Share.

                 (b)  Reports on Form 8-K:

                        Not Applicable.

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.


                                                    RIMAGE CORPORATE
                                                    -------------------------
                                                          Registrant



Date:  May 10, 1996                           By   Ronald R. Fletcher
     ----------------                              --------------------------
                                                      Ronald R. Fletcher
                                                     Chairman of the Board
                                                     Chief Executive Officer


Date:  May 10, 1996                           By   Jon D. Wylie
     ----------------                              --------------------------
                                                        Jon D. Wylie
                                                      Chief Financial Officer