Form 10-Q
period 1996-06-30
RIMAGE CORP
filed 1996-08-13
CIK 892482

                                                                     CONFORMED
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended June 30, 1996


                         Commission File No. 0-20728


                              RIMAGE CORPORATION
      --------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)

              Minnesota                                   41-1577970
  ---------------------------------        -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                7725 Washington Avenue South, Edina, MN  55439
               -------------------------------------------------
                   (Address of principal executive offices)

                                  612-944-8144
               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
        ----------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


      Common Stock outstanding at August 12, 1996 -- 3,084,500 shares of $.01 par value Common Stock.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                   ----       ----

                            RIMAGE CORPORATION
                                FORM 10-Q
                            TABLE OF CONTENTS
                  FOR THE SIX MONTHS ENDED June 30, 1996


                            Description                              Page
                            -----------                              ----

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

                 Consolidated Balance Sheets as of
                  June 30, 1996 (unaudited) and
                   December 31, 1995                                   3

                 Consolidated Statements of Operations
                  (unaudited) for the Three Months and
                  Six Months Ended June 30, 1996 and 1995              4

                 Consolidated Statements of Cash Flows
                  (unaudited) for the Six Months
                  Ended June 30, 1996 and 1995                         5

                 Condensed Notes to Consolidated
                  Financial Statements                               6-9

Item 2.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     10-13




PART II        OTHER INFORMATION                                    14-15


Item 1.        Legal Proceedings                                      14

Item 4.        Submission of Matters to a Vote of Security Holders    14

Item 6.        Exhibits                                               15

                     RIMAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

ASSETS                                                                            June 30          December 31,
                                                                                    1996              1995
                                                                                 -----------       -----------
                                                                                 (unaudited)
Current assets:
    Cash.................................................................        $   266,092       $   230,014
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $526,625 and $644,576, respectively......          5,544,926         9,493,142
    Inventories (note 2).................................................          4,295,177         4,690,326
    Income tax receivable................................................            240,735           250,012
    Prepaid expenses and other current assets............................          1,124,415           330,975
    Deferred income tax asset ...........................................          1,279,388         1,196,000
    Current installments of investment in  sales-type leases ............            222,905           260,188
                                                                                 -----------       -----------
              Total current assets.......................................         12,973,638        16,450,657
                                                                                 -----------       -----------

Property, plant, and equipment, net......................................          4,973,843         4,883,766

Investment in sales-type leases, net of
     current installments ...............................................            204,590           307,120
Goodwill ................................................................            969,763         1,010,120
Other assets.............................................................          1,001,438         1,132,547
                                                                                 -----------       -----------
              Total assets...............................................        $20,123,272       $23,784,210
                                                                                 -----------       -----------
                                                                                 -----------       -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable (note 6)..............................        $ 4,562,800       $ 4,725,400
  Current installments of capital lease obligations .....................             47,063            35,750
  Trade accounts payable.................................................          2,580,431         5,761,742
  Accrued expenses ......................................................          1,526,819         1,354,241
  Deferred income and customer deposits..................................          1,181,857           765,777
                                                                                 -----------       -----------
        Total current liabilities........................................          9,898,970        12,642,910

Notes payable, less current portion (note 6).............................                957           167,524
Deferred tax liability ..................................................            131,000           131,000
Capital lease obligations, less current installments ....................          1,562,984         1,582,504
                                                                                 -----------       -----------
        Total liabilities................................................         11,593,911        14,523,938
                                                                                 -----------       -----------

Minority interest in inactive subsidiary.................................             57,907            57,907
Stockholders' equity (note 4):
  Common stock...........................................................             30,845            30,510
  Additional paid-in capital.............................................         10,447,798        10,301,883
  Accumulated Deficit (note 4)...........................................         (2,001,165)       (1,151,280)
  Equity adjustment from foreign currency translation....................             (6,024)           21,252
                                                                                 -----------       -----------
        Total stockholders' equity.......................................          8,471,454         9,202,365
Commitments and contingencies ...........................................              --                --
                                                                                 -----------       -----------
    Total Liabilities and Stockholders' Equity...........................        $20,123,272       $23,784,210
                                                                                 -----------       -----------
                                                                                 -----------       -----------

           See accompanying  notes to consolidated financial statements

                      RIMAGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                      Three Months Ended          Six months Ended
                                                           June 30,                    June 30,
                                                      1996          1995          1996           1995
                                                   ----------   -----------    -----------   -----------
Revenues.........................................  $9,899,902   $10,003,296    $20,950,408   $22,537,182
Cost of revenues.................................   7,725,934     7,244,025     15,607,931    16,534,459
                                                   ----------   -----------    -----------   -----------
      Gross Profit...............................   2,173,968     2,759,271      5,342,477     6,002,723
                                                   ----------   -----------    -----------   -----------
Operating expenses:
   Engineering and development...................     690,281       856,444      1,467,129     1,655,422
   Selling, general and administrative...........   2,270,396     2,193,572      4,481,282     4,362,575
                                                   ----------   -----------    -----------   -----------
      Total operating expenses...................   2,960,677     3,050,016      5,948,411     6,017,997
                                                   ----------   -----------    -----------   -----------
      Operating loss.............................    (786,709)     (290,745)      (605,934)      (15,274)
                                                   ----------   -----------    -----------   -----------
Other income (expense)
   Interest......................................    (132,047)     (137,132)      (271,494)     (256,036)
   Gain(loss) on currency exchange...............     (16,700)      (12,862)       (11,607)      106,430
   Other, net....................................      14,097       (23,152)        39,151       (10,513)
                                                   ----------   -----------    -----------   -----------
      Total other income (expenses) net..........    (134,650)     (173,146)      (243,950)     (160,119)
                                                   ----------   -----------    -----------   -----------
      Net loss before income taxes...............    (921,359)     (463,891)      (849,884)     (175,393)
      Income taxes...............................     (24,000)     (111,999)             0       (24,990)
                                                   ----------   -----------    -----------   -----------
      Historical net loss........................   ($897,359)    ($351,892)     ($849,884)    ($150,403)

      Historical net loss........................   ($897,359)    ($351,892)     ($849,884)    ($150,403)
      Proforma income tax benefit................           0       (93,117)             0       (64,727)
                                                   ----------   -----------    -----------   -----------
      Proforma net loss..........................   ($897,359)    ($258,775)     ($849,884)     ($85,676)
                                                   ----------   -----------    -----------   -----------
                                                   ----------   -----------    -----------   -----------
      Proforma net loss  per common
        and common equivalent share..............      ($0.29)       ($0.08)        ($0.27)       ($0.03)
                                                   ----------   -----------    -----------   -----------
                                                   ----------   -----------    -----------   -----------
     Weighted average shares and share
        equivalents outstanding..................   3,092,961     3,068,677      3,108,120     3,070,778
                                                   ----------   -----------    -----------   -----------
                                                   ----------   -----------    -----------   -----------

  See accompanying condensed notes to the consolidated financial statements

                                      RIMAGE CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)


                                                                                      Six months ended
                                                                                         June 30,
                                                                                     1996           1995
                                                                               ------------   -------------
Cash flows from operating activities:
   Net  loss..............................................................     $ (849,884)    $  (150,403)
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization........................................        718,739         734,189
     Change in reserve for excess and obsolete inventories................        (50,000)       (121,937)
     Change in reserve for doubtful accounts..............................       (117,951)         (7,284)
     Gain on sale of property, plant, and equipment.......................         (1,408)              0
     Deferred income tax..................................................        (83,388)          8,000
     Increase in investment in sales-type leases..........................              0        (180,258)
   Changes in operating assets and liabilities:
     Trade accounts receivable............................................      4,066,167        (604,881)
     Inventories..........................................................        445,149        (380,273)
     Prepaid expenses and other current assets............................       (793,440)        (48,820)
     Income tax receivable................................................          9,277         (27,521)
     Accounts payable.....................................................     (3,181,308)       (717,803)
     Accrued expenses.....................................................        172,578         406,314
     Deferred income and customer deposits................................        416,080         255,524
             Net cash provided by (used in) operating activities..........        750,611        (835,153)
Cash flows from investing activities:
   Purchase of property, plant, and equipment.............................       (780,205)       (933,578)
   Proceeds from the sale of property and equipment                                13,150               0
   Other assets...........................................................        131,109         (56,557)
   Payments on investment in sales-type leases............................        139,813          84,930
     Net cash used in investing activities................................       (496,133)       (905,205)
Cash flows from financing activities:
   Payment of registration fees...........................................              0         (18,400)
   Proceeds from stock option exercise....................................        146,250               0
   Principal payments on capital lease obligation.........................         (8,207)         (7,527)
   Proceeds from other notes payable......................................      6,591,000       1,970,000
   Repayment of other notes payable.......................................     (6,920,167)     (1,071,475)
   Subchapter-S dividends paid............................................              0        (210,503)
     Net cash (used in) provided by financing activities..................       (191,124)        662,095
Effect of exchange rate changes on cash...................................        (27,276)         20,058
Net increase (decrease) in cash...........................................         36,078      (1,058,205)
Cash, beginning of period.................................................        230,014       1,283,794
Cash, end of period.......................................................     $  266,092     $   225,589


             See accompanying  notes to the consolidated financial statements.

                           RIMAGE CORPORATION AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Rimage Corporation, Rimage Europe Gmbh, Rimage Singapore, A/G Systems Inc. d/b/a Duplication Technology Inc. (Duplication Technology), ALF Products Inc. d/b/a ALF/Rimage (ALF Products) and Knowledge Access Inc. (Knowledge Access), collectively hereinafter referred to as the Company or Rimage. All material intercompany accounts and transactions have been eliminated upon consolidation.

     Effective September 29, 1995, Rimage Corporation and Dunhill Software Services Inc. (Dunhill) completed a merger. Dunhill, who had been a significant customer of Rimage, is engaged in diskette duplication and
     production services.   For financial reporting purposes, the merger was
     recorded using the pooling-of interests method of accounting under generally accepted accounting principles. Accordingly, the historical financial statements of Rimage presented for the three and six month periods ended June 30, 1995 were restated to include the historical accounts and results of operations of Dunhill.

     As a result of this merger, Rimage operates in two segments. The Rimage Systems segment consists of substantially all of the former Rimage Companies, plus the newly formed optical systems division. The Rimage Services segment consists of the former Dunhill operation in addition to the service business at Duplication Technology.

     Rimage Systems develops, manufactures and distributes diskette, tape and CD-Recordable duplication equipment and CD-ROM replication equipment, and related software products. Rimage Services provides diskette duplication and production services to software developers and manufacturers and information publishers.

     The Company extends unsecured credit to its customers, of which, the majority are computer hardware, software and service companies, software developers and manufacturers, and information publishers.

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

                                   -6-                             (continued)

(2)  INVENTORIES

     Inventories consist of the following:

                                                     June 30,            December  31,
                                                      1996                   1995
                                                  ------------          --------------
                                                   (unaudited)
Finished goods and demonstration
 equipment                                           $999,593               $1,297,788
Work-in-process                                       759,822                  670,264
Purchased parts and subassemblies                   3,220,762                3,457,274
                                                   ----------               ----------
                                                    4,980,177                5,425,326
 Less reserve for excess inventories                  685,000                  735,000
                                                   ----------               ----------
Total inventories                                  $4,295,177               $4,690,326
                                                   ----------               ----------
                                                   ----------               ----------

(3)  SEGMENT REPORTING (IN THOUSANDS)

                                                            Six Months Ended
                                                               June 30,

                                                      1996                      1995
                                                   ----------               ----------
Revenues from unaffiliated customers:              (unaudited)              (unaudited)
  Systems                                            $10,962                    $7,685
  Services                                             9,988                    14,852

Operating earnings (loss):
  Systems                                               (578)                     (850)
  Service                                                (28)                      835

                                                    June 30,              December 31,
                                                      1996                    1995
Net Identifiable Assets:                           -----------            ------------
                                                   (unaudited)
  Systems                                             11,886                    11,781
  Service                                              8,569                    12,003


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

     STOCK OPTIONS

     Rimage adopted a stock option plan on September 24, 1992 which allows for the granting of options to purchase up to 250,000 shares of common stock to certain key administrative, managerial and executive employees. Options under this plan may be either incentive stock options or non-qualified options. In 1993, the Rimage board of directors increased the number of allowable shares to 500,000. Pursuant to this plan, options to purchase 290,453 shares are currently issued and outstanding.

(5)  1995 ACQUISITION

     Effective at the close of business on September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation (Rimage), and Dunhill Software Services Inc. (Dunhill), Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders and Dunhill was merged into Rimage. Dunhill provides diskette duplication and production services to software developers and manufacturers and information publishers, and historically was one of Rimage's largest customers. Rimage intends to continue such business for the foreseeable future. This merger was recorded using the pooling-of-interests method of accounting. Accordingly the historical financial statements of Rimage presented for the three and six month periods ended June 30, 1995 were restated to include the historical accounts and results of operations of Dunhill.

(6)  NOTES PAYABLE TO BANK

     On October 13, 1995, the Company signed a new Credit Agreement which consolidated and redefined all previously outstanding Rimage and Dunhill debt. This credit agreement covers all of the term and revolving notes discussed below. The Company is required to maintain certain financial ratios as a part of the agreement. The Company obtained waivers (and forbearance through June 30, 1996) from the bank regarding the tangible capital base and working capital ratios which were not in compliance as of and for the periods ended June 30, 1996 and December 31, 1995.

     The Company has a term note agreement with a bank. Borrowings under the agreement are secured by substantially all Company assets, accrue interest at the bank's reference rate plus 1/2 percent and are payable in 36 equal monthly installments that commenced May 31, 1994. The interest rate was 8.75% on June 30, 1996. The outstanding amount as of June 30, 1996 was $165,800.

     The Company has another term note which expires on January 1, 1997. The term note bears interest at 3/4% over the bank's reference rate and is secured by substantially all Company assets. The interest rate was 9% on June 30, 1996. The outstanding balance under this note on June 30, 1996 was $700,000.
                                   -8-                           (continued)

     The Company also has a revolving line of credit agreement with a bank that expired on June 30, 1996 and was extended through August 15, 1996. The line of credit provides for borrowing up to $5,000,000. Borrowings under this agreement are secured by substantially all Company assets and accrue interest at the bank's reference rate plus one-half percent. Borrowings outstanding under this line were $3,697,000 on June 30, 1996.

 (7) STATEMENTS OF CASH FLOWS

     The following is additional information regarding cash flows and non-cash investing and financing activities:

     During the six months ended June 30, 1996 and 1995, cash paid for interest was $275,640 and $239,821, respectively.

     During the six months ended June 30, 1996 and 1995, cash received for income taxes was $5,889 and $4,951, respectively.

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


                                                                                Three months ended               Six months ended
                                                                                    June 30,                        June 30,
                                                                            -----------------------         -----------------------
                                                                              1996            1995            1996            1995
                                                                            --------        -------         --------        -------
 Revenues to unaffiliated customers:
   Systems..........................................................         $6,234          $3,496         $10,962          $7,685
   Services.........................................................          3,666           6,507           9,988          14,852
                                                                            --------        -------         --------        -------
     Total Revenues.................................................          9,900          10,003          20,950          22,537

 Cost of Revenues:
   Systems..........................................................          4,345           1,858           7,050           4,097
   Service..........................................................          3,381           5,386           8,558          12,437
                                                                            --------        -------         --------        -------
     Total Cost of Revenues.........................................          7,726           7,244          15,608          16,534


 Operating Expenses:
   Systems..........................................................          2,362           2,289           4,490           4,438
   Service..........................................................            599             761           1,458           1,580
                                                                            --------        -------         --------        -------
     Total Operating Expenses.......................................          2,961           3,050           5,948           6,018


 Operating Earnings (Loss):
   Systems..........................................................           (473)           (651)           (578)           (850)
   Service..........................................................           (314)            360             (28)            835
                                                                            --------        -------         --------        -------
     Total Operating Loss...........................................         $ (787)         $ (291)        $  (606)         $  (15)
                                                                            --------        -------         --------        -------
                                                                            --------        -------         --------        -------

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market.

RESULTS OF OPERATIONS

Rimage designs, manufactures and sells computer media duplication, replication, and printing systems, and also provides media duplication services. The Company's revenues decreased by 1.0% and 7.0% in the three months and six months ended June 30, 1996 when compared to corresponding 1995 revenues. Consolidated net loss for the three and six month periods ended June 30, 1996 was $897,359 and $849,884 compared to corresponding 1995 net loss of $258,775 and $85,676.

SYSTEMS SEGMENT - THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Systems revenues (which include equipment sold from Rimage
Systems - Minneapolis, Rimage Europe, Duplication Technology, and Knowledge Access International) for the three and six months ended June 30, 1995 increased by $2,737,806 and $3,276,935 respectively, when compared to the same periods of 1995. These increases were a result of the Company's transition to new products, specifically away from diskette equipment and into CD-Recordable ("CDR") and CD-ROM equipment. The Company expects continued declines from historic levels of diskette revenues, and increasing growth from optical equipment revenues.

Gross profit in the first three and six months of 1996 as a percentage of revenues, decreased to 30% and 36% respectively, from 47% during both the 1995 periods. These decreases result from two main reasons; The prevalence in the diskette equipment industry of discounting sales prices for equipment which has resulted from soft demand caused by the shift to optical media. And, sales mix changes resulting from the CD-ROM equipment that the Company started shipping in the second quarter of 1996, that is higher volume and lower margin in nature.

Operating expenses for three and six months ended June 30, 1996 increased by $72,728 and $52,728 compared to the expenses in the same periods of 1995. These increases are attributable to approximately $390,000 of expense incurred by the Company's new CD-ROM equipment sales division. Operating expenses, as a percentage of revenues decreased in the three and six months ended June 30, 1996 to 38% and 41% respectively, from 65% and 58% in the same periods of 1995

Operating loss for the three and six months ended June 30, 1996 improved to $472,379 and $577,601 respectively, from $650,680 and $849,890 during the same periods of 1995. This improvement was due to the aforementioned revenue increases, but was offset by the gross profit deterioration, and operating expense increases.

SERVICE SEGMENT - THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Service revenues (which include the revenues of the Rimage Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the three and six months ended June 30, 1996 decreased by $2,841,201 and $4,863,709 compared to the same periods of 1995. These decreases resulted from the trend from diskette to optical media, and also from the decreased revenues associated with one large 1995 software release that did not recur in 1996 and the reduced 1996 revenues from one other significant customer. The Company had two significant customers that accounted for 24.9% and 27.9%, respectively of service revenues in the first half of 1996. The Company is in the process of adding CD-ROM optical capacity to transition into the optical service business..

Gross profit for the three and six months ended June 30, 1996, as a percentage of revenues, decreased to 8% and 14% respectively, from 17% and 16% during the same periods of 1995. These decreases are mainly attributable to the lower revenues and the fixed nature of some manufacturing costs.

Operating expenses for the three and six months ended June 30, 1996 decreased by $162,065 and $122,312 respectively, over operating expenses for the same periods of 1995, but increased as a percentage of revenues to 16% and 15% in
1995 from 12% and 11% in 1994.   Operating expenses were relatively fixed
when compared to the lower revenues.

Operating earnings (loss) for the three and six months ended June 30, 1996 declined substantially to ($314,330) and ($28,333) respectively, from $359,935 and $834,616 for the same periods of 1995. The declines result from the aforementioned revenue reductions compared to cost of sales and operating expenses that did not fall proportionally.

CONSOLIDATED THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the three and six months ended June 30, 1996 decreased by $103,395 and $1,586,774 when compared to the same periods of 1995. These decreases were a result of the reduced service revenues and were partially offset by the increase in systems revenues. The Company had two significant customers which totaled 11.9 and 13.3 percent, respectively, of revenues during the six months ended June 30, 1996.

Gross profit for the three and six months ended June 30, 1996 as a percentage of revenues, decreased to 22% and 26% respectively, from 28% and 27% during same periods of 1995. These decreases are mainly due to the change in revenue mix (new CD-ROM revenues which is lower margin business), the sales discounting prevalent on diskette systems revenues, and the lower service revenues on relatively stable fixed manufacturing costs.

Operating expenses for the three and six months ended June 30, 1996 decreased by $89,339 and $69,586 compared to the same periods of 1995. Operating expenses, as a percentage of sales in the three and six months ended June 30, 1996 were 30% and 29% respectively, compared to 30% and 27% in the same periods of 1995. There were similar fixed operating costs when compared to the lower revenues, and also new expenses incurred in the CD-ROM equipment sales division.

Net other expenses were approximately $38,000 lower and $84,000 higher in the first three and six months of 1996 when compared to the same periods of 1995,
primarily due to first quarter currency exchange fluctuations.   The Company
has not booked any income tax benefit related to the 1996 losses.   Prior to
the merger on September 30, 1995, Dunhill Software was a Subchapter-S Corporation and thus was not subject to federal income taxes.

Net loss was ($897,359) and ($849,884) respectively, for the three and six month periods ended June 30, 1996 versus ($258,775) and ($85,676) for the same periods of 1995. Net loss per share was ($.29) and ($.27) respectively, for the three and six months ended June 30, 1996 versus ($.08) and ($.03) for the same periods of 1995. The increases in both loss and loss per share are attributable to the gross margin deterioration, the unrecorded tax benefit in 1996, and the relatively stable fixed operating costs incurred on similar revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $750,611 and ($835,153) in the first six months of 1996 and 1995. The 1996 increase resulted primarily from the reduction in accounts receivable of $4,066,167 and inventories of $445,149, and was partially offset by the decrease in accounts payables of $3,181,309 and the increase in prepaid expenses of $793,440, which was primarily due to down payments made by the Company on CD-ROM equipment purchases.

     The cash used in investing activities was $496,133 and $905,205 during the first six months of 1996 and 1995. At June 30, 1996 the Company has committed to purchase approximately $3,080,000 of equipment related to adding CD-ROM pressing capacity for its service business.

     At June 30, 1996, the Company's working capital was approximately $3,075,000 compared to $3,808,000 at December 31, 1995. The net cash provided by (used in) financing activities was ($191,124) and $662,095 for
the six months ended June 30, 1996 and 1995, respectively.   The Company paid
down approximately $330,000 of net bank debt during the first six months of 1996.

     The Company has a line of credit agreement totaling $5,000,000 with a bank, which expired on June 30, 1996 and has been extended to August 15, 1996. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus 1/2 percent. At June 30, 1996, the Company had borrowings under this line totaling $3,697,000. The Company also has term note agreements totaling $866,757 under various terms that are secured by substantially all the Company's assets, and bear interest varying from the bank's reference rate plus 1/2 percent to plus 3/4 percent. The Company obtained waivers (and forbearance through June 30, 1996) from the bank for any financial ratios on which it is out of compliance at June 30, 1996 and December 31, 1995. The Company is currently negotiating a new credit agreement with this bank. The Company is also currently negotiating lease financing for its CD-ROM equipment purchases. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

                            PART II -- OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          On May 29, 1996 Trace Products, Inc. of San Jose, and the Company, announced that they have amicably settled litigation in the United States District Court for the Northern District of California involving Trace's U.S. Patent No. 5,402,270.

Item 2.   CHANGES IN SECURITIES

          Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on June 20, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                    Nominee             In Favor         Withheld
                    -------             --------         --------
                    David Suden         2,985,532          6,825
                    Ronald Fletcher     2,985,532          6,825
                    Richard McNamara    2,985,532          6,825
                    Robert Hoffman      2,985,532          6,825
                    George Kline        2,985,532          6,825

               The results of the voting on the following additional items were as follows:

               (a) Ratification of the selection of KPMG Peat Marwick LLP as independent accountants to audit the consolidated financial statements of Rimage Corporation for the year ending December 31, 1996. The votes of the stockholders on this amendment were as follows:

               In Favor         Opposed        Abstained    Broker Non-Vote
               --------         -------        ---------    ---------------
               2,987,947         2,300          2,100            0

Item 5.   OTHER INFORMATION

          Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                 Exhibit No. 11.   Calculation of Earnings Per Share.

                 Exhibit No. 27.   Financial Data Schedule.

          (b)  Reports on Form 8-K:

                 Not Applicable.

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.

                                        RIMAGE CORPORATION
                                        ------------------
                                            Registrant





Date:  August 12, 1996             By:  /s/ Ronald R. Fletcher
     -----------------                  ----------------------
                                          Ronald R. Fletcher
                                         Chairman of the Board
                                        Chief Executive Officer
                                     (Principal Executive Officer)


Date:  August 12, 1996             By:  /s/ Jon D. Wylie
     -----------------                  ----------------
                                          Jon D. Wylie
                                     Chief Financial Officer
                                    (Principal Financial Officer)
                                   (Principal Accounting Officer)