Form 10-Q
period 1996-09-30
RIMAGE CORP
filed 1996-11-12
CIK 892482

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


                For the Quarterly Period Ended September 30, 1996


                           Commission File No. 0-20728


                               RIMAGE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      Minnesota                                        41-1577970
-------------------------------              --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                No.)


                  7725 Washington Avenue South, Edina, MN  55439
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  612-944-8144
              -----------------------------------------------------
              ( Registrant's telephone number, including area code)

                                       NA
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)


     Common Stock outstanding at November 8, 1996 -- 3,084,500 shares of $.01 par value Common Stock.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X      No
                                                  -----       -----

                               RIMAGE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                  FOR THE NINE  MONTHS ENDED September 30, 1996


               Description                                                  Page
               -----------                                                  ----

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Consolidated Balance Sheets as of
                     September 30, 1996 (unaudited) and
                     December 31, 1995                                         3

                    Consolidated Statements of Operations
                     (unaudited) for the Three Months and
                     Nine Months Ended September 30, 1996
                     and 1995                                                  4

                    Consolidated Statements of Cash Flows
                     (unaudited) for the Nine Months
                      Ended September 30, 1996 and 1995                        5

                    Condensed Notes to Consolidated
                     Financial Statements                                    6-9

Item 2.             Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10-13



PART II        OTHER INFORMATION                                              14


Item 1.        Legal Proceedings                                              14

Item 6.        Exhibits                                                       14

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                              September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------
Current assets:                                      (unaudited)

  Cash . . . . . . . . . . . . . . . . . . . . .    $     24,712   $    230,014
  Trade accounts receivable, net of allowance
   for doubtful accounts and sales returns
   of $519,832 and $644,576 respectively . . . .       8,345,534      9,493,142
  Inventories (note 2) . . . . . . . . . . . . .       4,818,850      4,690,326
  Income tax receivable. . . . . . . . . . . . .         243,595        250,012
  Prepaid expenses and other current assets. . .         422,878        330,975
  Current portion of deferred income tax asset .       1,196,000      1,196,000
  Current installments of investment in
   sales-type leases . . . . . . . . . . . . . .         226,217        260,188
                                                     -----------    -----------
      Total current assets . . . . . . . . . . .      15,277,786     16,450,657
                                                     -----------    -----------

Property, plant, and equipment, net. . . . . . .       8,966,721      4,883,766

Investment in sales-type leases, net of
  current installments . . . . . . . . . . . . .         208,650        307,120
Goodwill . . . . . . . . . . . . . . . . . . . .         949,585      1,010,120
Deferred income tax asset net of current
  portion. . . . . . . . . . . . . . . . . . . .         123,388              0
Other assets . . . . . . . . . . . . . . . . . .         872,972      1,132,547
                                                     -----------    -----------
      Total assets . . . . . . . . . . . . . . .    $ 26,399,102   $ 23,784,210
                                                     -----------    -----------
                                                     -----------    -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable (note 6). . . $ 6,820,000 $ 4,725,400 Current installments of capital lease
   obligations . . . . . . . . . . . . . . . . .         316,894         35,750
  Trade accounts payable . . . . . . . . . . . .       5,489,549      5,761,742
  Accrued expenses . . . . . . . . . . . . . . .       1,518,079      1,354,241
  Deferred income and customer deposits. . . . .         474,169        765,777
                                                     -----------    -----------
      Total current liabilities. . . . . . . . .      14,618,691     12,642,910

Notes payable, less current portion (note 6) . .             183        167,524
Deferred tax liability . . . . . . . . . . . . .         131,000        131,000
Capital lease obligations, less current
 installments  . . . . . . . . . . . . . . . . .       3,107,527      1,582,504
                                                     -----------    -----------
      Total liabilities. . . . . . . . . . . . .      17,857,401     14,523,938
                                                     -----------    -----------
Minority interest in inactive subsidiary . . . .          57,907         57,907
Stockholders' equity (note 4):
  Common stock . . . . . . . . . . . . . . . . .          30,845         30,510
  Additional paid-in capital . . . . . . . . . .      10,447,798     10,301,883
  Accumulated deficit (note 4) . . . . . . . . .      (1,964,079)    (1,151,280)
  Equity adjustment from foreign currency
   translation . . . . . . . . . . . . . . . . .         (30,770)        21,252
                                                     -----------    -----------
      Total stockholders' equity . . . . . . . .       8,483,794      9,202,365
Commitments and contingencies  . . . . . . . . .             -              -
  Total Liabilities and Stockholders' Equity . .    $ 26,399,102   $ 23,784,210
                                                     -----------    -----------
                                                     -----------    -----------


          See accompanying  notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    Three Months Ended          Nine months Ended
                                                                        September 30,              September 30,
                                                                   1996            1995           1996           1995
                                                                 ----------     ----------     ----------     ----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .    $12,121,699    $14,861,878    $33,072,107    $37,399,060
Cost of revenues . . . . . . . . . . . . . . . . . . . . . .      9,333,752     11,284,929     24,941,683     27,819,388
                                                                -----------    -----------    -----------    -----------
     Gross Profit. . . . . . . . . . . . . . . . . . . . . .      2,787,947      3,576,949      8,130,424      9,579,672
                                                                -----------    -----------    -----------    -----------
Operating expenses:
     Engineering and development . . . . . . . . . . . . . .        587,113        852,590      2,054,242      2,508,012
     Selling, general and administrative . . . . . . . . . .      2,058,406      2,517,899      6,539,688      6,880,474
                                                                -----------    -----------    -----------    -----------
     Total operating expenses. . . . . . . . . . . . . . . .      2,645,519      3,370,489      8,593,930      9,388,486
                                                                -----------    -----------    -----------    -----------
     Operating earnings (loss) . . . . . . . . . . . . . . .        142,428        206,460       (463,506)       191,186
                                                                -----------    -----------    -----------    -----------

Other income (expense)
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .       (167,603)      (157,367)      (439,097)      (413,403)
  Gain(loss) on currency exchange. . . . . . . . . . . . . .         38,942        (34,419)        27,335         72,011
  Merger expense . . . . . . . . . . . . . . . . . . . . . .              0       (156,238)             0       (156,238)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .         23,318         37,273         62,469         26,760
                                                                -----------    -----------    -----------    -----------
     Total other expenses, net . . . . . . . . . . . . . . .       (105,343)      (310,751)      (349,293)      (470,870)
                                                                -----------    -----------    -----------    -----------
     Net earnings (loss) before income taxes . . . . . . . .         37,085       (104,291)      (812,799)      (279,684)

     Income tax benefit. . . . . . . . . . . . . . . . . . .              0       (112,010)             0       (137,000)
                                                                -----------    -----------    -----------    -----------
     Historical net earnings  (loss) . . . . . . . . . . . .    $    37,085    $     7,719    $  (812,799)   $  (142,684)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

     Historical net earnings  (loss) . . . . . . . . . . . .    $    37,085    $     7,719    $  (812,799)   $  (142,684)
     Proforma income tax expense . . . . . . . . . . . . . .              0         89,727              0         25,000
                                                                -----------    -----------    -----------    -----------
     Proforma net earnings (loss). . . . . . . . . . . . . .    $    37,085    $   (82,008)   $  (812,799)   $  (167,684)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

     Proforma net earnings (loss)  per common
       and common equivalent share . . . . . . . . . . . . .          $0.01         ($0.03)        ($0.26)        ($0.05)
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Weighted average shares and share
       equivalents outstanding . . . . . . . . . . . . . . .      3,118,432      3,083,834      3,107,427      3,066,593
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

    See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                        Nine months ended
                                                           September 30,
                                                       1996             1995
                                                 ---------------  --------------
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . .   $    (812,799)    $  (142,684)
     Adjustments to reconcile net
      earnings to net cash provided by
      operating activities:
        Depreciation
         and amortization. . . . . . . . . . .       1,120,775       1,108,297
        Change in reserve for excess and
         obsolete inventories. . . . . . . . .        (110,000)        354,077
        Change in reserve for doubtful
         accounts. . . . . . . . . . . . . . .        (124,744)        200,142
         Gain on sale of property, plant,
          and equipment . . . . . . . . . . . .         (3,469)              0
        Deferred income tax . . . . . . . . .         (123,388)       (104,000)
        Increase in investment in
         sales-type leases . . . . . . . . . .         (73,452)       (195,258)
     Changes in operating assets and
      liabilities:
        Trade accounts receivable. . . . . . .       1,272,352      (3,468,361)
        Inventories. . . . . . . . . . . . . .         (18,524)     (1,146,993)
        Prepaid expenses and other
         current assets. . . . . . . . . . . .         (91,903)       (115,806)
        Income tax receivable. . . . . . . . .           6,417         (33,808)
        Accounts payable . . . . . . . . . . .        (272,193)        848,393
        Accrued expenses . . . . . . . . . . .         163,838       1,172,213
        Deferred income and customer
         deposits. . . . . . . . . . . . . . .        (291,608)        129,367
                                                   ------------     -----------
           Net cash provided by (used in)
            operating activities . . . . . . .         641,302      (1,394,421)
                                                   ------------     -----------
Cash flows from investing activities:. . . . .
     Purchase of property, plant, and
      equipment. . . . . . . . . . . . . . . .      (5,160,376)     (1,230,465)
     Proceeds from the sale of property
      and equipment. . . . . . . . . . . . . .          20,650               0
     Other assets. . . . . . . . . . . . . . .         259,575        (262,528)
     Payments on investment in sales-type
      leases . . . . . . . . . . . . . . . . .         205,893         168,706
                                                   ------------     -----------
           Net cash used in investing
            activities . . . . . . . . . . . .      (4,674,258)     (1,324,287)
                                                   ------------     -----------
Cash flows from financing activities:
     Payment of registration fees. . . . . . .               0         (18,400)
     Proceeds from capital lease
      equipment financing. . . . . . . . . . .       1,822,770               0
     Proceeds from stock
      option exercise. . . . . . . . . . . . .         146,250               0
     Principal payments on capital
      lease obligation . . . . . . . . . . . .         (16,603)        (26,973)
     Proceeds from other notes payable . . . .      13,993,300       3,545,000
     Repayment of other notes payable. . . . .     (12,066,041)     (1,296,207)
     Subchapter-S dividends paid . . . . . . .               0        (718,468)
                                                   ------------     -----------
           Net cash provided by
            financing activities . . . . . . .       3,879,676       1,484,952
                                                   ------------     -----------
Effect of exchange rate changes on cash. . . .         (52,022)         12,682
                                                   ------------     -----------
Net decrease in cash . . . . . . . . . . . . .        (205,302)     (1,221,074)
Cash, beginning of period. . . . . . . . . . .         230,014       1,283,794
                                                   ------------     -----------
Cash, end of period  . . . . . . . . . . . . .    $     24,712     $    62,720
                                                   ------------     -----------
                                                   ------------     -----------

        See accompanying  notes to the consolidated financial statements

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

     Effective September 29, 1995, Rimage Corporation and Dunhill Software Services Inc. (Dunhill) completed a merger. Dunhill, who had been a significant customer of Rimage, is engaged in diskette duplication and production services. For financial reporting purposes, the merger was recorded using the pooling-of interests method of accounting under generally accepted accounting principles. Accordingly, the historical financial statements of Rimage presented for the three and nine month periods ended September 30, 1995 were restated to include the historical accounts and results of operations of Dunhill.

     As a result of this merger, Rimage operates in two segments. The Rimage Systems segment consists of substantially all of the former Rimage Companies, plus the newly formed optical systems division and Rimage Singapore subsidiary. The Rimage Services segment consists of the former Dunhill operation in addition to the service business at Duplication Technology.

     Rimage Systems develops, manufactures and distributes diskette, tape, CD-Recordable, and CD-ROM publishing and replication equipment, and related software products. Rimage Services provides diskette, tape and CD-ROM duplication and production services to software developers and manufacturers and information publishers.

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

                                   -6-                             (continued)

(2)  INVENTORIES

     Inventories consist of the following:

                                                 September 30,    December 31,
                                                     1996            1995
                                                 -------------    ------------
                                                  (unaudited)
     Finished goods and demonstration
      equipment                                   $1,242,429      $1,297,788
     Work-in-process                                 709,572         670,264
     Purchased parts and subassemblies             3,491,849       3,457,274
                                                  ----------      ----------
                                                   5,443,850       5,425,326
     Less reserve for excess inventories             625,000         735,000
                                                  ----------      ----------
     Total inventories                            $4,818,850      $4,690,326
                                                  ----------      ----------
                                                  ----------      ----------

(3)  SEGMENT REPORTING (IN THOUSANDS)

                                                      Nine Months Ended
                                                         September 30,

                                                     1996            1995
                                                  -----------     -----------
     Revenues from unaffiliated customers:        (unaudited)     (unaudited)
       Systems                                       $18,524        $12,343
       Services                                       14,548         25,056

     Operating earnings (loss):
       Systems                                          (473)        (1,916)
       Service                                             9          2,107


                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
     Net Identifiable Assets:                      (unaudited)
       Systems                                        11,878         11,781
       Service                                        14,521         12,003



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

(5)  1995 ACQUISITION

     Effective at the close of business on September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation (Rimage), and Dunhill Software Services Inc. (Dunhill), Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders and Dunhill was merged into Rimage. Dunhill provides diskette duplication and production services to software developers and manufacturers and information publishers, and historically was one of Rimage's largest customers. Rimage intends to continue such business for the foreseeable future. This merger was recorded using the pooling-of-interests method of accounting. Accordingly, the historical financial statements of Rimage presented for the three and nine month periods ended September 30, 1995 were restated to include the historical accounts and results of operations of Dunhill.

(6)  NOTES PAYABLE TO BANK

     On October 13, 1995, the Company signed a new Credit Agreement which consolidated and redefined all previously outstanding Rimage and Dunhill debt. On August 29, 1996 the Company renewed and amended its earlier agreements. This credit agreement covers the term and revolving notes discussed below. The Company is required to maintain certain financial ratios as a part of the agreement. The Company's working capital and leverage ratios were not in compliance as of and for the periods ended September 30, 1996, and the Company is currently negotiating with the bank to obtain the necessary waivers.

     The Company has a term note agreement with a bank. Borrowings under the agreement are secured by substantially all Company assets, accrue interest at the bank's reference rate plus 3/4 percent and is payable in 8 equal monthly installments of $77,800 each that commenced on October 1, 1996 and which will continue until June 30, 1997 when the remaining balance shall be due. The interest rate was 9% on September 30, 1996. The outstanding amount as of September 30, 1996 was $2,800,000.


                              -8-                      (continued)

     The Company also has a revolving line of credit agreement with a bank which expires on June 30, 1997, and which provides for borrowing up to $5,000,000. Borrowings under this agreement are secured by substantially all Company assets and accrue interest at the bank's reference rate plus one-half percent. Borrowings outstanding under this line were $4,020,000 on September 30, 1996.

(7)  STATEMENTS OF CASH FLOWS

     The following is additional information regarding cash flows and non-cash investing and financing activities:

     During the nine months ended September 30, 1996 and 1995, cash paid for interest was $406,151 and $386,631, respectively.

     During the nine months ended September 30, 1996 and 1995, cash (received) paid for income taxes was ($3,028) and $1,337, respectively.

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


                                                                      Three months ended             Nine months ended
                                                                         September 30,                  September 30,
                                                                     --------------------           --------------------
                                                                       1996          1995           1996           1995
                                                                       ----          ----           ----           -----

Revenues to unaffiliated customers:
   Systems . . . . . . . . . . . . . . . . . . . . . . . . .        $ 7,562        $ 4,658        $18,524        $12,343
   Services. . . . . . . . . . . . . . . . . . . . . . . . .          4,560         10,204         14,548         25,056
                                                                   ---------       --------      ---------      ---------
      Total. . . . . . . . . . . . . . . . . . . . . . . . .         12,122         14,862         33,072         37,399

Cost of Revenues:
   Systems . . . . . . . . . . . . . . . . . . . . . . . . .          5,555          3,265         12,605          7,363
   Service . . . . . . . . . . . . . . . . . . . . . . . . .          3,779          8,020         12,337         20,456
                                                                   ---------       --------      ---------      ---------
      Total Cost of. . . . . . . . . . . . . . . . . . . . .          9,334         11,285         24,942         27,819

Operating Expenses:
   Systems . . . . . . . . . . . . . . . . . . . . . . . . .          1,903          2,459          6,392          6,896
   Service . . . . . . . . . . . . . . . . . . . . . . . . .            743            912          2,202          2,492
                                                                   ---------       --------      ---------      ---------
      Total Operating. . . . . . . . . . . . . . . . . . . .          2,646          3,370          8,594          9,388


Operating Earnings (Loss):
   System. . . . . . . . . . . . . . . . . . . . . . . . . .            104         (1,066)          (473)        (1,916)
   Service . . . . . . . . . . . . . . . . . . . . . . . . .             38          1,272              9          2,107
                                                                   ---------       --------      ---------      ---------
      Total Operating Earnings (Loss). . . . . . . . . . . .            142        $   206           (464)       $   192
                                                                   ---------       --------      ---------      ---------
                                                                   ---------       --------      ---------      ---------

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

RESULTS OF OPERATIONS

Rimage designs, manufactures and sells computer media publishing, replication, and printing systems, and also provides media duplication services. The Company's revenues decreased by 18% and 12% in the three months and nine months ended September 30, 1996 when compared to corresponding 1995 revenues. Consolidated net earnings (loss) for the three and nine month periods ended September 30, 1996 was $37,085 and ($812,799), respectively compared to corresponding 1995 net loss of ($82,008) and ($167,684).

SYSTEMS SEGMENT - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Systems revenues (which include equipment sold from Rimage Systems - Minneapolis, Rimage Europe, Duplication Technology, and Knowledge Access International) for the three and nine months ended September 30, 1995 increased by $2,904,238 and $6,181,173 respectively, when compared to the same periods of 1995. These increases were a result of the Company's transition to new products, specifically away from diskette equipment and into CD-Recordable ("CDR") and CD-ROM equipment. The Company expects increasing revenue growth from its optical products which are expected to exceed the declines of diskette and equipment revenues.

Gross profit in the first three and six months of 1996 as a percentage of revenues, decreased to 26.5% and 32.0% respectively, from 28.7% and 40.3% in the same periods of 1995. These decreases result from two main reasons; Sales mix changes resulting from revenues generated from the new CD-ROM equipment division that are higher revenue and lower margin in nature. And the prevalence in the diskette equipment industry of discounting sales prices for equipment which has resulted from soft demand caused by the shift to optical media products.

Operating expenses for three and nine months ended September 30, 1996 decreased by $556,575 and $503,847 compared to the expenses in the same periods of 1995. These decreases are attributable to staff reductions at the Minneapolis Systems and KAI divisions and were partially offset by the new 1996 divisions created for Optical equipment and the opening of Rimage Singapore. Operating expenses, as a percentage of revenues decreased in the three and nine months ended September 30, 1996 to 25.2% and 34.5% respectively, from 52.8% and 55.9% in the same periods of 1995.

Operating earnings (loss) for the three and nine months ended September 30, 1996 improved to $104,598 and ($473,003) respectively, from ($1,118,384) and ($1,916,106) during the same periods of 1995. This improvement was due to the aforementioned revenue increases and operating expense reductions, but was offset by the gross profit deterioration.

SERVICE SEGMENT - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Service revenues (which include the revenues of the Rimage Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the three and nine months ended September 30, 1996 decreased by $5,644,417 and $10,508,126 compared to the same periods of 1995. These decreases resulted from the trend away from diskette and toward optical media, and also from the decreased revenues associated with one large 1995 software release that did not recur in 1996 and the reduced 1996 revenues from one other significant customer. The Company had two significant customers that accounted for 32% and 17%, respectively of service revenues in the first nine months of 1996.

Gross profit for the three and nine months ended September 30, 1996, as a percentage of revenues, decreased to 17.1% and 15.2% respectively, from 21.4% and 18.4% during the same periods of 1995. These decreases are mainly attributable to the lower revenues and the fixed nature of some manufacturing costs.

Operating expenses for the three and nine months ended September 30, 1996 decreased by $168,397 and $290,709 respectively, over operating expenses for the same periods of 1995, but increased as a percentage of revenues to 16.3% and
15.1% in 1996 from 8.9% and 9.9% in 1995.   Operating expenses were relatively
fixed when compared to the lower revenues.

Operating earnings for the three and nine months ended September 30, 1996 declined substantially to $37,830 and $9,497 respectively, from $1,272,676 and $2,107,292 for the same periods of 1995. The declines result from the aforementioned revenue reductions compared to cost of sales and operating expenses that did not fall proportionally.

CONSOLIDATED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues for the three and nine months ended September 30, 1996 decreased by $2,740,179 and $4,326,953 when compared to the same periods of 1995. These decreases were a result of the reduced service revenues and were partially offset by the increase in systems revenues. The Company had one significant customer which totaled 14% of revenues during the nine months ended September 30, 1996.

Gross profit for the three and nine months ended September 30, 1996 as a percentage of revenues, decreased to 23.0% and 24.6% respectively, from 24.1% and 25.6% during same periods of 1995. These decreases are mainly due to the change in revenue mix (new CD-ROM revenues which are lower margin in nature), the sales discounting prevalent on diskette systems revenues, and the lower service revenues on relatively stable fixed manufacturing costs.

Operating expenses for the three and nine months ended September 30, 1996 decreased by $724,970 and $794,556 compared to the same periods of 1995. Operating expenses, as a percentage of sales in the three and nine months ended September 30, 1996 were 21.8% and 26.0% respectively, compared to 22.7% and
25.1% in the same periods of 1995.   There were operating expense reductions in
existing businesses, which were partially offset by new expenses incurred in the optical service, optical equipment, and Rimage Singapore divisions.

Net other expenses were approximately $205,000 and $122,000 lower for the three and nine month periods ended September 30, 1996 when compared to the same periods of 1995, primarily due to currency exchange fluctuations, and 1995
merger expense of approximately $156,000.   The Company has not booked any
income tax benefit related to the 1996 losses. Prior to the merger on September 30, 1995, Dunhill Software was a Subchapter-S Corporation and thus was not subject to federal income taxes.

Net earnings (loss) was $37,085 and ($812,799) respectively, for the three and nine month periods ended September 30, 1996 versus ($82,008) and ($167,684) for the same periods of 1995. Net earnings (loss) per share was $.01 and ($.26) respectively, for the three and nine months ended September 30, 1996 versus ($.03) and ($.05) for the same periods of 1995. The increases in both loss and loss per share are attributable to the gross margin deterioration, the unrecorded tax benefit in 1996, and the relatively stable fixed operating costs incurred on smaller revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $641,302 and ($1,394,421) in the first nine months of 1996 and 1995, respectively. The 1996 increase resulted primarily from the reduction in accounts receivable of $1,272,352 and was partially offset by the decrease in accounts payables of $272,193 and the decrease in deferred income and customer deposits of $291,608.

     The cash used in investing activities was $4,674,258 and $1,324,287 during the first nine months of 1996 and 1995, respectively. In Third Quarter 1996, the Company purchased approximately $4,100,000 in CD-ROM production equipment. At September 30, 1996 the Company has no significant commitments to purchase equipment.

     At September 30, 1996, the Company's working capital was approximately $659,000 compared to $3,808,000 at December 31, 1995. This difference results primarily from capital equipment purchases, which have not yet been financed on
a long-term basis.   The net cash provided by  financing activities was
$3,879,676 and $1,484,952 for the nine months ended September 30, 1996 and 1995, respectively, as the Company's note payable rose by $1,927,259 and it added equipment lease financing of $1,822,770.

     The Company has a line of credit agreement totaling $5,000,000 with a bank, which expires on June 30, 1997. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus 3/4 percent. At September 30, 1996, the Company had borrowings under this line totaling $4,020,000. The Company also has a term note agreement totaling $2,800,000 that is secured by substantially all the Company's assets, and bears
interest at the bank's reference rate plus 1/2 percent.   The Company is
currently negotiating with the bank to obtain waivers on the covenants and requirements on which it was out of compliance on as of September 30, 1996. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

As of late September 1996, the Company has now added CD-ROM optical capacity to transition into the optical service business. The Company has obtained partial lease financing of $1,822,770 for its CD-ROM equipment purchases and is currently negotiating to obtain further lease financing on an approximate additional amount of $1,500,000.

                          PART II -- OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                   Exhibit No. 10.1  Second Amendment to Loan Agreement

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




                                        RIMAGE CORPORATION

                                            Registrant


Date:   November 12, 1996               By :  /s/ Ronald R. Fletcher
     --------------------                     ----------------------
                                                Ronald R. Fletcher
                                               Chairman of the Board
                                               Chief Executive Officer
                                             (Principal Executive Officer)


Date:   November 12, 1996               By:   /s/ Jon D. Wylie
     --------------------                     -----------------
                                                 Jon D. Wylie
                                            Chief Financial Officer
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)