Form 10-K405
period 1996-12-31
RIMAGE CORP
filed 1997-04-15
CIK 892482

CONFORMED

                                    FORM 10-K405

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)

             {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}
                          COMMISSION FILE NO. 0-20728
                               RIMAGE CORPORATION
              (Exact name of registrant as specified in its charter)

MINNESOTA                                                    41-1577970
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

7725 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA         55439
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number:                               (612) 944 - 8144

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                   COMMON STOCK, $.01 PAR VALUE

                                                   (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

As of March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by The NASDAQ Stock Market, was $3,641,000

As of March 25, 1997, there were outstanding 3,084,500 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.


                       RIMAGE CORPORATION AND SUBSIDIARIES
                   Selected Consolidated Financial Information
                      (In Thousands Except Per Share Data)


    CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                                 Year ended December 31
                                                                 ----------------------
                                                     1996       1995       1994      1993       1992
                                                     ----       ----       ----      ----       ----
    Revenues                                      $41,782    $51,490    $40,694   $27,090    $24,946
    Cost of Revenues                               32,420     38,836     28,156    17,169     16,249
    Gross Profit                                    9,362     12,654     12,538     9,921      8,697
    Operating Expenses                             13,139     14,298     11,253     7,899      6,355
    Operating (Loss) Earnings                      (3,777)    (1,644)     1,285     2,022      2,342
    Other Expense, Net                                651        660        384       225        424
    Proforma Income Tax (Benefit) Expense             751       (921)       360       681        339
    Proforma Net (Loss) Earnings                   (5,179)    (1,383)       541     1,116      1,579
    Proforma Net (Loss) Earnings Per Share         ($1.68)     ($.45)      $.18      $.39       $.83
    Weighted Average Shares Outstanding
      and Share equivalents                         3,075      3,050      3,043     2,826      1,904

    CONSOLIDATED BALANCE SHEET INFORMATION:

                                                               Balances as of December 31
                                                               --------------------------
                                                     1996       1995      1994       1993       1992
                                                     ----       ----      ----       ----       ----

    Trade Accounts Receivables                     $5,071     $9,493     $5,791    $4,749     $5,416
    Inventories                                     4,028      4,690      5,833     4,937      3,617
    Current Assets                                 10,545     16,451     13,960    12,461      9,547
    Property and Equipment, Net                     7,814      4,884      4,333     4,136      2,860
    Total Assets                                   20,010     23,784     21,568    18,336     12,599
    Current Liabilities                            12,836     12,643      7,762     6,169      6,124
    Long-Term Liabilities                           3,032      1,881      2,522     2,261      2,089
    Stockholders' Equity                            4,084      9,202     11,227     9,906      4,386




To Our Stockholders, Customers, and Fellow Employees:



The disappointing financial results of 1996 cannot be ignored. The ongoing changes within our industry and the window of opportunity these changes present, demonstrate the need for focus and flexibility on our part. With this in mind, bold steps were taken during the fourth quarter of 1996 to meet these challenges. In December of 1996, a significant number of administrative and support positions were eliminated, and the Company initiated the sale and/or closure of marginal operations. These actions were taken to help regain a position of profitability and allow us to focus on our core competencies.

The continued emergence and growth of CD-ROM and CD-R (recordable), as a form of media storage and delivery, confirm our belief that our products and services are well positioned to serve the ever increasing demands of this market. Our newly released multi-drive Perfect Image(TM) Producer provides users with the capability of creating, duplicating, and labeling CD-R's in both production and short run customized environments. Additionally, new developments in our patented print technology will allow us to service the needs of the entire CD-R labeling market. During the fourth quarter of 1996, we also completed the installation of CD-ROM production lines at our Plover, Wisconsin site. This further expands the capabilities of the Rimage Services Group and provides us with opportunities beyond our traditional diskette duplication base.

The European market continues to offer significant growth opportunities for our products and services. We have established a strong presence through our subsidiary operation in Frankfurt, Germany. As is true in the United States, the European market is rapidly migrating to CD media.

A return to profitability is our primary goal for 1997. We will continue to strengthen our management team as we see necessary to achieve our profitability goals in the near term. While we will continue to service the needs of our historical diskette customer base, our future focus for product development, and distribution, will be in the CD-R and CD-ROM market place. The continued development of the CD market and the expanded capabilities of our Services Group also provide us with confidence that our goals can be attained.


/s/ Bernard P. Aldrich

Bernard P. Aldrich

President and Chief Executive Officer

                                                   March 31, 1997



GENERAL INFORMATION
                                     PART I

ITEM 1        DESCRIPTION OF BUSINESS


GENERAL

Rimage Corporation and its wholly owned subsidiaries ("Rimage" or the Company) deal with the movement of images with microprocessor technology.

Rimage commenced operations in 1987 after acquiring the assets of a company which manufactured and sold diskette related equipment. In August 1988, the principal stockholders of Rimage, acquired a majority of the common stock of Media Systems Technology, Inc. ("MST"), a California-based manufacturer of duplication equipment, and moved its operations to Minnesota. Rimage Europe Gmbh, founded in 1992, is a wholly owned subsidiary located in Germany and handles sales and service in Europe. Duplication Technology, acquired in December 1993, is a wholly owned subsidiary located in Boulder, Colorado and manufactures tape and CD-R duplication equipment and provides duplication services. Knowledge Access International, acquired in September 1994, is a wholly owned subsidiary located in Mountain View, California and provides customized browser and archiving software. Rimage (Singapore) PTE LTD, founded in 1996, is a wholly owned subsidiary located in Singapore and handles sales and service in Asia. Rimage Optical Systems, a division of Rimage formed in 1996, provides for the resale of CD-ROM stamping presses developed and manufactured by a European company.

Dunhill Software Services, Inc. (Dunhill) was incorporated under the laws of the State of Minnesota in January 1988 to provide diskette duplication and production services to software developers and manufacturers and information publishers. In 1990, Dunhill selected Rimage as its principal supplier of diskette duplication equipment. Dunhill was a significant customer of Rimage in each of the years from 1990 to 1995.

Effective at the close of business on September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation (Rimage), and Dunhill Software Services, Inc. (Dunhill), Dunhill was merged into Rimage, and Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders. Dunhill, along with a portion of Duplication Technology, is now referred to as Rimage Services Group (Services Group), while the former Rimage operations are now referred to as Rimage Systems Group (Systems Group).

Rimage Systems Group principally operates in the market which involves the design, manufacture, sale and service of computer CD-R (Compact Disc Recordable), diskette and digital tape duplication and finishing systems. Rimage Services Group provides CD-ROM (Compact Disc Read Only Memory), CD-R, diskette and tape duplication and production services to software developers and manufacturers.

Rimage Corporation was incorporated under the laws of the State of Minnesota in February 1987. Rimage Corporation's principal office is located at 7725 Washington Avenue South, Minneapolis, Minnesota 55439. Its telephone number is
(612) 944-8144. Its facsimile number is (612) 944-7808.


PRODUCTS AND SERVICES

DUPLICATION SYSTEMS. The Systems Group's core products are the Perfect Image line of automated CD-R duplication and publishing systems, the Perfect Image line of automated diskette duplication and publishing systems and Duplication Technology's unique magnetic tape and CD-R duplication equipment.

The Perfect Image CD-R duplication product line consists of a growing family of products that cover the requirements of low volume duplication with automated disc finishing capabilities. The Systems Group has developed a comprehensive line of CD-R hardware and software solutions specifically for customers interested in publishing large amounts of information and data onto a compact disc. Rimage CD-R solutions give customers the capability to produce multiple CD-ROMs in minutes. Equipment includes up to six times (6X) speed recorders and automated loading systems, or up to 16X speed recorders and automated loading systems, using 2X and 4X increments. Software solutions include premastering, multimedia authoring, archiving and multimedia full-text retrieval packages. This product line is intended to serve a wide range of office networks and industry production and retail environments.

The Perfect Image diskette duplication product line consists of a broad family of products that cover requirements from relatively low to high volume duplication with automated diskette finishing capabilities. This full product range is intended to serve any user within the microcomputer industry, based upon its specific needs, and is the main production equipment utilized by the Services Group.

Duplication Technology manufactures tape and CD-R duplication systems. The systems utilize a patented computer technology which enables high speed duplication of as many as nine copies simultaneously. The formats supported by these systems include virtually all tape formats commonly used for data distribution, compact disc technology replicated on CD-R media, and magneto-optical disks. This product range is intended to serve any user within the microcomputer industry based upon its specific needs, and is the main production equipment utilized by Duplication Technology's service facility.

LABELERS AND FINISHING EQUIPMENT. The Rimage CD-R Printer is a unique product in the industry which provides laser quality printing on standard CD-R media for in-house, customized printing. The CD-R Printer has allowed Rimage to better position itself in the rapidly expanding and highly competitive CD marketplace. The Systems Group also produces associated equipment which prints labels, applies labels to diskettes and collates diskettes into multiple diskette sets.

The Systems Group products are designed for ease of operation, resulting in a reduction of labor and training costs for users of the products. The principal benefits to users of the Systems Group's duplication systems are reduced operational costs, higher throughput than alternative systems, and higher quality. One of the key elements of the Systems Group's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities.

DUPLICATION SERVICES. The Services Group's core business includes the duplication of CD-ROM's, CD-R's, diskettes, magnetic tapes and "turnkey" packaging services. "Turnkey" service is defined as all elements of a finished product obtained from a single source.

The CD-ROM duplication and production requirements of the Services Group's customers include the ability: to produce large volumes of CD-ROM's; to precisely copy the optical image ensuring that it can be read by the end user's computer; to provide precise customized silk screen color printing capabilities; to provide turnkey packaging services; and for customers that distribute information on CD-ROM, the ability to duplicate data from a centralized database. The Services Group provides CD-ROM duplication and production services to software developers and manufacturers.

The diskette duplication and production requirements of the Services Group's customers include the ability: to produce high volumes of diskettes; to precisely copy the magnetic image ensuring that it can be read by the end user's computer; to label and collate diskettes; to handle the various sizes and formats of diskettes currently in use; to provide turnkey packaging services; and for customers that distribute information on diskettes or tape, the ability to duplicate data from a centralized database. The Services Group provides diskette duplication and production services to software developers and manufacturers.

In addition to the CD-R and diskette duplication services, magnetic tape and magneto-optical disk duplication and production are also offered by Duplication Technology. The tape duplication and production requirements of Duplication Technology's customers include the ability to: produce high volumes of magnetic tapes; precisely copy the magnetic image ensuring that it can be read by the end user's computer; provide turnkey packaging services; and, support virtually all magnetic tape formats.

When major releases of software occur, there is a demand for CD-ROM and diskette duplication and production services such as those provided by the Services Group. The Services Group has the capability to provide such services, and to do so in a manner that satisfies the stringent quality requirements imposed by ISO 9002 standards.

The Services Group has, in some cases, established operations at customer sites to facilitate the distribution of CD-Rom's and diskettes produced by the Services Group. The Services Group is seeking to establish additional strategic partnerships of this type.

MAINTENANCE SERVICE. The Company has made a long term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

OTHER PRODUCTS. The Company is conducting research with respect to other potential products that could use its microcomputer technology, exploring the inclusion of Zip drives, Travan and DVD technologies into existing product lines.


MARKETING AND DISTRIBUTION - SYSTEMS

The Systems Group utilizes four principal means of distribution for its products: a direct sales force, an international and domestic distributor network, a value added reseller (VAR) network, and telesales.

The direct sales force focuses primarily on users of the higher end automated systems; the distributor network sells to all size users; the VAR network is used to distribute the new CD-R products within industry specific environments; and telesale operations primarily sell entry level or low volume systems in the United States.


MARKETING AND DISTRIBUTION - SERVICES

Duplication and production services are required by a variety of customers. Computer hardware manufacturers typically provide their customers with certain software needed to operate the hardware. Software publishers and developers require duplication services to produce copies of their programs for retail sales. The Services Group has established strategic partnerships, in which its operations are located at the customer's site. These partners provide fulfillment publishing services in their respective industries by arranging for the duplication, production, packaging and distribution of software or other information on diskettes. Pursuant to these strategic partnerships, the Services Group provides diskette duplication and production services, and the customer provides packaging and distribution services. The Services Group is seeking to establish similar strategic partnerships with other parties.

The growth in sales of personal computers has resulted in a corresponding demand for duplication services. CD-ROM usage continues to grow, while diskette usage has slowed. Factors which affect the continued growth in CD-ROM usage include: the continued increase in new and upgraded software programs and the increased capabilities of computer hardware, along with utility programs to support both; the continued increase in games used on personal computers; and the increased usage of personal computers as they become more affordable. Factors which limit CD-ROM usage include: the increased use of work stations and networks whereby each microcomputer can access a file server or central controller for software and data; the increased availability of software through the internet; and the practice of software loading on the hard drives by the microcomputer manufacturers. Additional factors which limit diskette usage include: the increased usage of higher capacity alternative storage media such as CD-ROM, optical cartridges, "flopticals" (which combine magnetic and optical tracks), magnetic tape and direct telecommunications. CD-ROM drives and floppy disk drives remain an industry standard as virtually every personal computer that is sold includes both types of drives.

The Company has one service bureau established to promote the sale of tape duplication services.


COMPETITION

The Systems Group competes with a growing number of manufacturers of CD-R duplication equipment and related products. Rimage is established as one of the industry's leaders and is able to compete effectively in the sale of CD-R duplication equipment on the basis of technological similarities in automated solutions to its diskette duplication equipment products and its early start within the the CD-R duplication equipment industry. Rimage's thermal quality printing capabilities for CD-R and its transporter mechanisms are unique features that differentiate its products.

The Systems Group competes with a limited number of manufacturers of diskette duplication equipment and related products. The Systems Group's largest competitor is Trace Corporation, which is located in San Jose, California. The remainder of the market consists of a few U.S. and foreign manufacturers. This group of smaller manufacturers sells to the smaller volume duplicators and does not have the system capabilities of the two industry leaders, Trace Corporation and Rimage. Rimage Systems Group competes in the sale of diskette duplication equipment on the basis of its third generation automated solutions, and its high volume duplicating/formatting systems.

Duplication Technology's tape duplication products are among the industry leaders and enable its service bureau to compete effectively because of the ability to handle the multitude of tape sizes and requirements.

The Services Group competes with a large number of service bureaus that provide CD-ROM, CD-R and diskette duplication and production. In addition, many hardware manufacturers, computer software publishers and software developers have the capability to duplicate diskettes in high volumes internally. Many of the Services Group competitors have greater financial and other resources than the Company; however, the diskette duplication industry is highly competitive and there is no single company or group of companies that is dominant in the industry. The Company believes that the principal competitive factors in providing duplication services are the volume and cost of diskettes produced, the quality of those diskettes, and the ability to meet production schedules.


MANUFACTURING

The Systems Group's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to the Company's specifications. Final assembly operations are conducted by the Company's employees at its facilities in Edina, Minnesota and Boulder, Colorado. Components include CD-R, diskette and tape drives, circuit boards, electric motors, and machined and molded parts. The assembly process lasts approximately four weeks between the date custom-made parts are ordered and the shipment of the completed products.


RESEARCH AND DEVELOPMENT

At the Company's various locations there are 20 people involved in research and development. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by the Company is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, file servers accessible through computer networks, and most recently, the Internet. All these forces may affect the usage of CD-ROM, CD-R and diskette media, however, the Company continues to be a leader in its industry in developing new technologies.

The Company's expenditures for engineering and development were approximately $2,700,000, $3,400,000 and $2,800,000 in 1996, 1995 and 1994 (or 6.4%, 6.6% and
6.8% of consolidated revenues), respectively. The Company intends to maintain this level of investment in research and development.


PATENTS AND GOVERNMENT REGULATION

The Company is the owner of nine patents, has two patents pending and has license rights to another six patents. Some of the Company's equipment is required by the FCC to meet radio frequency emission standards; the Company has the necessary certification.


EMPLOYEES

At December 31, 1996, the Company had 260 full-time employees, of whom 20 were involved in research and development, 149 in manufacturing, assembly, testing and customer service, and 91 in sales, administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement.


ITEM 2        DESCRIPTION OF PROPERTY

The Company headquarters and the Systems Group are located in a leased facility of 29,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. In August 1992, the Company entered into a fifteen year capital lease for this facility, which is owned by a related party (see note 10 to the consolidated financial statements). Rent is $4.96 per square foot per year, plus taxes and common area charges of $1.23 per square foot per year.

The Systems Group also leases facilities in Frankfurt, Germany; Boulder, Colorado; and Mountain View, Campbell and Torrance, California. These various facilities are used for manufacturing, engineering, service and sales.
The Systems Group also leases three U.S. sales offices.

The Services Group is headquartered in a leased facility of 28,440 square feet at 9701 Penn Avenue South, Bloomington, Minnesota 55431. In August 1992, the Services Group (formally Dunhill) entered into a fifteen year capital lease for this facility, which is owned by a related party (see note 10 to the consolidated financial statements). The lease provides for rent at the rate of $3.29 per square foot per year, plus taxes and common area charges which currently are approximately $1.97 per square foot per year.

The Services Group also leases facilities in Jessup, Maryland; Plover, Wisconsin; Spanish Fork, Utah; Boulder, Colorado; and Sacramento and Irvine, California at which it provides duplication services.


ITEM 3        LEGAL PROCEEDINGS

The Company is not a party to any litigation that may have a material adverse effect on the Company or its business.


ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "RIMG". The following table sets forth, for the periods indicated, the range of low and high prices for the Company's common stock as reported on the NASDAQ System.

                            Low     High
                            ---     ----

Calendar Year 1995:

1st Quarter............... $4.00   $5.75

2nd Quarter...............  4.88    6.75

3rd Quarter...............  5.75    7.75

4th Quarter...............  5.00    8.38


Calendar Year 1996:

1st Quarter...............  4.50    8.00

2nd Quarter...............  5.00   10.25

3rd Quarter...............  4.50    7.50

4th Quarter...............  2.75    5.75


SHAREHOLDERS

At March 25, 1997, there were 61 record holders of the Company's common stock, and management believes that there are approximately 1,100 beneficial holders of the Company's common stock.


DIVIDENDS

The Company has never paid or declared any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


ITEM 6.       SELECTED FINANCIAL DATA

The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in 1000's.



                          Year ended December 31,

                        1996         1995          1994
                        ----         ----          ----
Revenues from
  unaffiliated
  customers:

Systems               $23,237      $17,359       $19,378
Services               18,545       34,131        21,316
                      -------      -------       -------
Total Revenues         41,782       51,490        40,694

Cost of
  Revenues:

Systems                15,789       10,818        10,654
Services               16,631       28,018        17,502
                      -------      -------       -------

Total Cost of
  Revenues             32,420       38,836        28,156
                      -------      -------       -------

Operating
  Expenses:

Systems                10,179       11,289         8,430
Services                2,960        3,009         2,823
                      -------      -------       -------
Total Operating
  Expenses             13,139       14,298        11,253
                      -------      -------       -------

Operating (Loss)
  Profit:

Systems                (2,732)      (4,748)          294
Services               (1,045)       3,104           991
                      -------      -------       -------

Total Operating
  (Loss) Profit       $(3,777)     $(1,644)      $ 1,285
                      =======      =======       =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company designs, manufactures and sells computer media duplication and printing systems, and also provides media duplication services. The Company's consolidated revenues decreased by 18.9% from 1995 to 1996 and increased by 26.5% from 1994 to 1995. The Company's consolidated proforma net (loss) earnings were ($5,179,011), ($1,382,661) and $541,376 in 1996, 1995 and 1994,
respectively.


SYSTEMS GROUP SEGMENT--1996 COMPARED TO 1995

The Systems Group's revenues (which include equipment sold from Rimage Systems - Minneapolis, Rimage Europe, Rimage Asia, Duplication Technology, Rimage Optical Systems, and Knowledge Access International) increased by $5,877,818 or 33.9% from 1995 to 1996. This increase is due to a net of the following: incremental revenues from Rimage Optical Systems, a new division created in 1996 for the resale of large CD-ROM optical disc stamping presses; a significant increase in revenues from the sale of newly developed CD-R duplication equipment and related peripheral products; and a significant decrease in revenues from the sale of diskette and tape duplication equipment and related peripheral products.

Gross profit, as a percentage of revenues, was 32.0% and 37.7% during 1996 and 1995, respectively. This decrease was due to a net of significantly lower margins from the incremental CD-ROM optical disc stamping press and an increase in margins from the sale of newly developed CD-R duplication products and related peripherals.

Operating expenses (excluding severance and exit expenses of $967,700 in 1996 and $1,661,268 in 1995, which are detailed in the next paragraph) decreased by $417,308 or 4.3% from 1995 to 1996. This decrease is attributable to a net of the following factors: engineering and development costs decreased by approximately $700,000 from 1995 to 1996, directly related to the 1995 shut down of ALF Products; selling and marketing expenses maintained approximately the same level from 1995 to 1996, as decreased sales and marketing expenses at Knowledge Access were offset by incremental sales and marketing expenses related to the sale of CD-ROM optical disc stamping presses; and, general and administrative expenses increased by approximately $275,000 from 1995 to 1996, as decreased general and administrative expenses at Knowledge Access and Rimage Systems were offset by significant incremental general and administrative expenses related to the sale of CD-ROM optical disc stamping presses.

During the fourth quarter of 1996, the Company made the decision to close its Asian subsidiary and to sell or close its Televaulting division. The Company has also concluded that the remaining capitalized licensing fees paid for the rights to sell CD-ROM optical disc stamping presses and other capitalized development costs no longer had any value. The 1996 charges associated with these shut downs and license fee and capitalized development cost write-offs were $946,700. This compares to total severance and exit expenses of $1,661,268 in 1995.

The operating losses were $2,732,221 and $4,748,594 during 1996 and 1995, respectively. This improvement was due to a combination of the factors discussed above.


SYSTEMS GROUP SEGMENT--1995 COMPARED TO 1994

The Systems Group's revenues decreased by $2,019,057 or 10.4% from 1994 to 1995. This decrease was due to the general softness in the duplication equipment market and the resulting "out-sourcing" trend and also due to the Systems Group's transition to new products, specifically away from diskette equipment to CD-R equipment.

Gross profit, as a percentage of revenues, was 37.7% and 45.0% during 1995 and 1994, respectively. This decrease was mainly due to the prevalence in the industry of discounting sales prices for equipment that has resulted from the soft demand. Inventory write-downs of $1,010,742 were also taken during 1995 relating to inventory obsolescence resulting from two product transitions.

Operating expenses (excluding severance and exit expenses of $1,661,268 in 1995 and $792,197 in 1994, which are detailed in the next paragraph) increased by $1,991,105 or 26.1% from 1994 to 1995. This increase was attributable to a number of factors. First, the engineering and development costs associated with the final stages of three major product releases resulted in research and development expenses increasing by $582,593 in 1995. Second, selling, general and administrative expenses were up $1,408,509 during 1995 due to increased marketing costs for the new product releases and the expenses incurred at Knowledge Access, which was acquired in September 1994. Finally, bad debt expense increased by $300,213 primarily relating to one large problem receivable balance, and the Company incurred 1995 patent legal expense of $290,000.

During the fourth quarter of 1995, the Company made the decision to close its Knowledge Access subsidiary. The Company has also concluded that the remaining goodwill that resulted from this acquisition no longer had any value. The 1995 charges associated with this shut down and goodwill write-off were $1,062,535. The Company also concluded that the remaining goodwill of $598,733 associated with the 1993 acquisition of ALF Products was fully impaired due to changing markets and the facility shutdown in 1995. The total severance and exit expenses in 1995 was $1,661,268 compared to similar expenses of $792,197 in 1994.

The operating (loss) earnings were ($4,748,594) and $294,006 during 1995 and 1994, respectively. This decline was due to the aforementioned revenue reductions, gross profit declines, and operating and severance and exit expense increases.


SERVICES GROUP SEGMENT--1996 COMPARED TO 1995

The Services Group's revenues (which include the revenues of the Rimage Services Group, formerly "Dunhill," as well as the service business of Duplication Technology) decreased by $15,586,093 or 45.7% from 1995 to 1996. This decrease resulted primarily from the loss of one customer which provided 44.3% and 14.2% of the Services Group's 1995 and 1996 revenues, respectively,and a decrease in sales to another customer of approximately $3,400,000 from 1995 levels.

Gross profit, as a percentage of revenues, was 10.3% and 17.9% during 1996 and 1995, respectively. The primary causes of this decline were: significantly decreased production volumes combined with only a slight decrease in fixed costs; and, CD-ROM stamping press installation and start-up costs incurred during the fourth quarter of 1996.

Operating expenses decreased by $48,471 from 1995 to 1996, but increased as a percentage of revenues from 8.8% in 1995 to 16.0% in 1996. This was the result of Services Group's lower revenues with relatively stable fixed operating costs.

Operating earnings (loss) were ($1,045,042) and $3,104,446 during 1996 and 1996, respectively. The sharp decline resulted from the aforementioned reduced revenues combined with relatively stable manufacturing and operating expenses, and CD-ROM stamping press installation and start-up costs incurred during the fourth quarter of 1996.


SERVICES GROUP SEGMENT--1995 COMPARED TO 1994

The Services Group's revenues increased by $12,815,738 or 60.1% from 1994 to 1995. This increase resulted from the general trend of out-sourcing, and is also attributable to revenues attained from two large service customers.

Revenues to these two customers as a percentage of consolidated revenues amounted to 29.3% and 18.1%, respectively, for 1995 compared to 1.2% and 24.6% for 1994.

Gross profit, as a percentage of revenues, was 17.9% during 1995 and 1994.

Operating expenses increased by $185,954 from 1994 to 1995, but decreased as a percentage of revenues from 13.2% in 1994 to 8.8% in 1995. The Services Group's higher revenues were achieved with relatively stable fixed operating costs.

Operating earnings were $3,104,446 and $991,551 during 1996 and 1995, respectively. The sharp improvement resulted from the aforementioned revenue gains combined with a consistent gross profit percentage and relatively stable operating expenses.


CONSOLIDATED RESULTS--1996 COMPARED TO 1995

Revenues decreased $9,708,275 or 18.9% from 1995 to 1996. This decrease was a result of the decline in the Services Group's revenues and was partially offset by increases in the Systems Group's revenues that resulted from higher demand for newly developed CD-R equipment and the resale of CD-ROM stamping presses.

Gross profit as a percentage of revenues was 22.4% and 24.6% during 1996 and 1995, respectively. The decrease was due to a net of the following factors: the change in revenue mix to lower service revenues (which is traditionally lower margin business); lower margins from the incremental CD-ROM optical disc stamping press revenues; and, the increase in margins from the sale of newly developed CD-R duplication products and related peripherals.

Operating expenses decreased by $1,159,347 from 1995 to 1996. As previously discussed, these decreases were primarily due to lower severance and exit costs, decreased engineering and development expenses, offset by incremental general and administrative expenses related to the sale of CD-ROM optical stamping presses.

Interest expense was $678,805 and $588,424 during 1995 and 1994, respectively. The increase was due to increased credit line usage in 1996 for capital expenditure and working capital purposes.

Proforma Income tax expense (benefit) was $751,225 and $(921,000) in 1996 and 1995, respectively. The 1996 tax expense was the direct result of a deferred tax asset write-down of $751,225. Prior to the merger on September 30, 1995, Dunhill Software was a Subchapter-S Corporation and was not subject to federal income taxes.

Proforma Net loss was $5,179,011 and $1,382,661 in 1996 and 1995, respectively. Proforma Net loss per share was $1.68 and $.45 in 1996 and 1995, respectively. The increase in loss in both earnings and earnings per share are attributable to: the significant change in Services Group operating earnings (loss) from 1995 to 1996 of $3,104,446 profit to ($1,045,042) loss, respectively; a deferred tax asset write-down of $751,225; and, an offset by decreased Systems Group losses from 1995 to 1996 of $4,748,594 to $2,732,221, respectively.


CONSOLIDATED RESULTS--1995 COMPARED TO 1994

Revenues increased by $10,796,681 or 26.5% from 1994 to 1995. This increase was a result of the improvement in the Services Group's revenues and was partially offset by the Systems Group's revenue decline.

Gross profit as a percentage of revenues was 24.6% and 30.8% during 1995 and 1994, respectively. The decrease was mainly due to the change in revenue mix to larger service revenues (which is traditionally lower margin business), and also due to the price discounting prevalent in the industry on equipment sales.

Operating expenses increased by $3,046,130 from 1994 to 1995. As previously discussed, these increases were primarily due to increased severance and exit costs, increased engineering and development and marketing costs, increased bad debt and patent legal expense, and the higher operating expenses in the Services Group relating to higher revenues.

Interest expense was $588,424 and $414,929 during 1995 and 1994, respectively. The increase was due to increased credit line usage in 1995 for working capital purposes. Merger expenses were $230,504 during 1995 related to the Dunhill merger.

Proforma Income tax (benefit) expense was ($921,000) and $360,000 in 1995 and 1994, respectively. Prior to the merger on September 30, 1995, Dunhill Software was a Subchapter-S Corporation and was not subject to federal income taxes.

Proforma Net (loss) earnings was ($1,382,661) and $541,376 in 1995 and 1994, respectively. Proforma Net (loss) earnings per share was ($.45) and $.18 in 1995 and 1994, respectively. The decreases in both earnings and earnings per share are attributable to the loss incurred in the systems segment during a product transition period, and were offset by the improvements in service segment earnings.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,395,275 and $111,488 during 1996 and 1995, respectively. The increase in cash flow from operating activities in 1995 to 1996 was greatly impacted by significant decreases in accounts receivable, inventory and deferred taxes, offset by the net loss from operations. The accounts receivable decrease was primarily due to lower Services Group revenues and activity. The inventory decrease was primarily due to Systems Group's focus to reduce inventory levels and increase inventory turns. Other significant factors affecting the increase in cash flow from operating activities include a net of the following: a decrease in accounts payable due to the decreased Services Group revenues and activity, a decrease in goodwill and other asset impairments; and, an increase in income tax receivable realized through 1996 loss carrybacks.

The cash used in investing activities was $2,701,616 and $2,338,938 during 1996 and 1995, respectively. Fixed assets of $2,941,123 were purchased during 1996, primarily for the installation of two CD-ROM optical disc stamping presses and for the purchase of a new operating system for the Services Group. At December 31, 1996 the Company had no significant commitments to purchase additional capital equipment.

The Company's working (deficit) capital was ($2,290,794) and $3,807,747 at December 31, 1996 and 1995, respectively. This change in working capital was significantly affected by the operating and investing activities discussed above. The net cash provided by financing activities was $1,208,113 and $1,160,912 for 1996 and 1995, respectively. Additional bank borrowings, net of payments, of $1,159,785 accounted for the majority of this increase. The Company had line of credit agreements totaling $5,000,000 with a bank, which had an expiration date of May 31, 1997. Advances under the line of credit were secured by substantially all Company assets, were subject to borrowing base requirements, were due on demand, and incurred interest at the bank's reference rate plus two and one-half percent. On March 31, 1997, the Company signed an amended agreement. Under this amended agreement, the Company has a line of credit totaling $5,000,000 with a bank. Advances under the line of credit are secured by substantially all Company assets, are subject to borrowing base requirements, are due on demand, and bear interest at the bank's reference rate plus two and one-half percent. At December 31, 1996, the Company had borrowings outstanding under these lines totaling $3,469,407.

The Company also had term note agreements totaling $2,583,302 which had an expiration date of May 31, 1997 that were secured by substantially all Company assets, and incurred interest at the bank's reference rate plus two and three-quarters percent. On March 31, 1997, the Company signed an amended agreement. This amended agreement is secured by substantially all Company assets, is due on demand, and, bears interest at the bank's reference rate plus two and three-quarters percent. Monthly principle payments of $77,800 are required with the balance due on expiration. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


                           FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward looking statements". All forward looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward looking statements. The Company's ability to succesfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms may impact the Company's ability to increase demand for its products. The success of the Company's sales force to provide for broader account coverage and better utilization of existing resources and to control selling expense may be impacted by the expertise and commitment of the affected personnel, market acceptance of new and existing products and competitive market conditions. The unanticipated need to enhance or modify products due to changing market requirements, the success of current product programs, the need to meet unanticipated product opportunities and the amount of total revenue in 1997 may affect whether research and development will continue to be approximately 7% of total revenues in 1997. The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expenses, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1997.

Other factors that could cause the results of the Company to differ materially from those contained in any such forward looking statments include general economic conditions, costs and availability of components and fluctuations in exchange rates. In addition, the markets for the Company's products are characterized by significant competition, and the Company's results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company assumes no obligation to publicly release the results of any revision or updates to these forward looking statements to reflect future events or unanticipated occurrences.


ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS

                                                                       Page in
                                                                     1996 Annual
                                                                      Report to
                                                                    Stockholders
                                                                    ------------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .       15

Consolidated Balance Sheets, as of December 31, 1996
and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . .    16-17

Consolidated Statements of Operations, for the years ended December
31, 1996, December 31, 1995 and December 31, 1994. . . . . . . . . . .       18

Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1996, December 31, 1995 and
December 31, 1994 .. . . . . . . . . . . . . . . . . . . . . . . . . .       19

Consolidated Statements of Cash Flow, for the years ended
December 31, 1996, December 31, 1995 and December 31, 1994 . . . . . .    20-21

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    22-38


                              REPORT OF MANAGEMENT

The accompanying consolidated financial statements, including the notes thereto, and other financial information presented in the Annual Report were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon our best estimates and judgments.

Rimage Corporation maintains an effective system of internal accounting control. We believe this system provides reasonable assurance that transactions are executed in accordance with management authorization and are appropriately recorded in order to permit preparation of financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify, and maintain accountability of assets. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived.

KPMG Peat Marwick LLP, independent certified public accountants, is retained to audit the Company's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards. The audit includes a review of the internal accounting control structure to gain a basic understanding of the accounting system in order to design an effective and efficient audit approach and not for the purpose of providing assurance on the system of internal control.

The Audit Committee of the Board of Directors is composed of two outside directors, and is responsible for recommending the independent accounting firm to be retained for the coming year, subject to shareholder approval. The Audit Committee meets periodically and privately with the independent accountants, as well as with management, to review accounting, auditing, internal accounting controls, and financial reporting matters.



/s/ Bernard P. Aldrich
Bernard P. Aldrich                                               March 31, 1997

President and Chief Executive Officer




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of operations and cash flows of Rimage Corporation and subsidiaries for the year ended December 31, 1994, prior to their restatement for the 1995 pooling of interests. The contribution of Rimage Corporation and subsidiaries to revenues and net income represented 62 percent and 58 percent of the respective restated totals. Separate financial statements of the other company included in the 1994 restated consolidated statements of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended December 31, 1994, after restatement for the 1995 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in note 1 of the notes to the consolidated financial statements.



                                        KPMG Peat Marwick LLP



Minneapolis, Minnesota
March 10, 1997, except as to note 6,
     which is as of March 31, 1997



                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                  Assets                                                1996             1995
------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                     $         117,322           230,014
     Trade accounts receivable, net of allowance for doubtful
         accounts and sales returns of $1,084,910 and $644,576,
         respectively                                                                 5,070,738         9,493,142
     Inventories (note 4)                                                             4,027,553         4,690,326
     Income tax receivable                                                              818,790           250,012
     Prepaid expenses and other current assets                                          293,037           330,975
     Deferred income tax asset (note 8)                                                       0         1,196,000
     Current installments of investment in sales-type
         leases (note 5)                                                                217,952           260,188
------------------------------------------------------------------------------------------------------------------
                  Total current assets                                               10,545,392        16,450,657
------------------------------------------------------------------------------------------------------------------

Property and equipment:
     Building and leasehold improvements (note 10)                                    2,496,499         2,122,453
     Manufacturing equipment (note 10)                                                8,348,627         4,945,175
     Development equipment                                                              694,673           712,860
     Office furniture and equipment                                                   2,233,349         1,794,446
     Vehicle                                                                             22,699            22,699
------------------------------------------------------------------------------------------------------------------
                                                                                     13,795,847         9,597,633

     Less accumulated depreciation and amortization                                   5,981,417         4,713,867
------------------------------------------------------------------------------------------------------------------
                  Net property and equipment                                          7,814,430         4,883,766

Investment in sales-type leases, net of current installments
     (note 5)                                                                           182,332           307,120
Goodwill                                                                                929,407         1,010,120
Other noncurrent assets                                                                 537,944         1,132,547
------------------------------------------------------------------------------------------------------------------

                  Total assets                                                $      20,009,505        23,784,210
==================================================================================================================


See accompanying notes to consolidated financial statements.





                    Liabilities and Stockholders' Equity                                1996              1995
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current portion of notes payable (note 6)                                $       6,052,709          4,725,400
     Current installments of capital lease obligations (note 10)                        311,343             35,750
     Trade accounts payable                                                           4,295,400          5,761,742
     Accrued expenses (note 7)                                                        1,746,912          1,354,241
     Deferred income and customer deposits                                              429,822            765,777
-------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                             12,836,186         12,642,910

Notes payable, less current portion (note 6)                                                  0            167,524
Deferred tax liability (note 8)                                                               0            131,000
Capital lease obligations, less current installments (note 10)                        3,031,759          1,582,504
-------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                     15,867,945         14,523,938
-------------------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                                 57,907             57,907

Stockholders' equity (note 9):
     Common stock                                                                        30,845             30,510
     Additional paid-in capital                                                      10,447,798         10,301,883
     Accumulated deficit                                                             (6,330,291)        (1,151,280)
     Foreign currency translation adjustment                                            (64,699)            21,252
-------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                             4,083,653          9,202,365

Commitments and contingencies (notes 10 and 16)



-------------------------------------------------------------------------------------------------------------------

               Total liabilities and stockholders' equity                     $      20,009,505         23,784,210
===================================================================================================================




                                 RIMAGE CORPORATION AND SUBSIDIARIES

                                Consolidated Statements of Operations

                            Years ended December 31, 1996, 1995, and 1994


                                                           1996             1995             1994
-------------------------------------------------------------------------------------------------------
Revenues                                            $     41,782,122       51,490,397       40,693,716
Cost of revenues                                          32,419,822       38,835,635       28,155,379
-------------------------------------------------------------------------------------------------------
               Gross profit                                9,362,300       12,654,762       12,538,337
-------------------------------------------------------------------------------------------------------

Operating expenses:
     Engineering and development                           2,693,390        3,399,130        2,782,742
     Selling, general, and administrative
        (note 15)                                         10,446,173       10,899,780        8,470,038
-------------------------------------------------------------------------------------------------------
               Total operating expenses                   13,139,563       14,298,910       11,252,780
-------------------------------------------------------------------------------------------------------

               Operating (loss) earnings                  (3,777,263)      (1,644,148)       1,285,557
-------------------------------------------------------------------------------------------------------

Other (expense) income:
     Interest                                               (678,805)        (588,424)        (414,929)
     Gain on currency exchange                                38,749           63,965           66,006
     Merger expense                                                0         (230,504)               0
     Other, net (note 11)                                    (10,467)          95,450          (35,258)
-------------------------------------------------------------------------------------------------------
               Total other expense, net                     (650,523)        (659,513)        (384,181)
-------------------------------------------------------------------------------------------------------

               (Loss) earnings before
                  income taxes                            (4,427,786)      (2,303,661)         901,376

Income taxes (note 8)                                        751,225       (1,052,000)          47,000
-------------------------------------------------------------------------------------------------------

Historical net (loss) earnings                      $     (5,179,011)      (1,251,661)         854,376
=======================================================================================================

Historical net (loss) earnings                            (5,179,011)      (1,251,661)         854,376
Proforma income taxes                                              0          131,000          313,000
-------------------------------------------------------------------------------------------------------

Proforma net (loss) earnings                        $     (5,179,011)      (1,382,661)         541,376
=======================================================================================================

Proforma net (loss) earnings per common
     and common equivalent share                    $          (1.68)           (0.45)            0.18
=======================================================================================================

Weighted average shares and share
     equivalents outstanding                               3,074,837        3,050,140        3,042,729
=======================================================================================================

See accompanying notes to consolidated financial statements.




                       RIMAGE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995, and 1994

                                                                                        Retained         Foreign
                                                                   Additional           earnings         currency
                                                     Common         paid-in           (accumulated      translation
                                                     stock          capital             deficit)         adjustment      Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                     $     19,000       7,392,314            1,677,128            6,154    9,094,596

    Pooling of interest transaction (note 3)           11,000          (1,000)           1,150,056                0    1,160,056
    Stock issued in acquisition (note 3)                  500         312,000                    0                0      312,500
    Cash dividends related to S corporation
       earnings                                             0               0             (180,000)               0     (180,000)
    Foreign currency translation                            0               0                    0          (14,600)     (14,600)
    Net earnings                                            0               0              854,376                0      854,376
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                           30,500       7,703,314            3,501,560           (8,446)  11,226,928

    Registration fees from 1993 secondary offering          0         (18,400)                   0                0      (18,400)
    Cash dividends related to S-Corporation
       earnings                                             0               0             (789,200)               0     (789,200)
    Reclassification of S-Corporation accumulated
       deficit to additional paid-in capital                0       2,611,979           (2,611,979)               0            0
       (note 9)
    Foreign currency translation                            0               0                    0           29,698       29,698
    Stock issued in stock option exercise                  10           4,990                    0                0        5,000
    Net loss                                                0               0           (1,251,661)               0   (1,251,661)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                           30,510      10,301,883           (1,151,280)          21,252    9,202,365

    Foreign currency translation                            0               0                    0          (85,951)     (85,951)
    Stock issued in stock option exercise                 335         145,915                    0                0      146,250
    Net loss                                                0               0           (5,179,011)               0   (5,179,011)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     $     30,845      10,447,798           (6,330,291)         (64,699)   4,083,653
=================================================================================================================================

See accompanying notes to consolidated financial statements.




                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995, and 1994


                                                                              1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) earnings                                            $      (5,179,011)      (1,251,661)        854,376
     Adjustments to reconcile net (loss) earnings to net
        cash provided by operating activities:
           Depreciation and amortization                                    1,982,839        1,644,802       1,310,170
           Goodwill and other asset impairments                               446,700        1,366,134               0
           Change in reserve for excess and obsolete
               inventories                                                   (145,000)         355,500          14,500
           Change in reserve for doubtful accounts                            440,334          430,641         (59,843)
           Loss (gain) on sale of property and
               equipment                                                      111,624           (3,219)         (9,884)
           Change in deferred taxes                                         1,065,000         (655,000)        (82,000)
           Decrease in investment in sales-type leases                       (176,588)        (419,494)       (558,730)
           Changes in operating assets and liabilities:
               Trade accounts receivable                                    3,982,070       (4,133,139)       (840,658)
               Inventories                                                    807,773          787,136        (910,702)
               Prepaid expenses and other current
                  assets                                                       37,938          (56,346)          2,994
               Income tax receivable                                         (568,778)        (100,031)        209,019
               Trade accounts payable                                      (1,466,342)       2,048,812         846,600
               Accrued expenses                                               392,671          (77,035)         (9,530)
               Income taxes payable                                                 0                0         (33,258)
               Deferred income and customer deposits                         (335,955)         174,388          59,820
-----------------------------------------------------------------------------------------------------------------------
                            Net cash provided by
                                 operating activities                       1,395,275          111,488         792,874
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (2,941,123)      (1,953,899)     (1,387,713)
     Purchase of businesses, net of cash acquired
        and stock issued                                                            0                0        (189,726)
     Payment of Duplication Technology's earn-out                                   0         (103,428)       (146,319)
     Proceeds from the sale of property and equipment                          84,633           53,637          79,372
     Other noncurrent assets                                                 (188,738)        (738,572)       (468,614)
     Receipts from sales-type leases                                          343,612          403,324         406,152
-----------------------------------------------------------------------------------------------------------------------
                            Net cash used in investing
                                activities                                 (2,701,616)      (2,338,938)     (1,706,848)
-----------------------------------------------------------------------------------------------------------------------




                                         RIMAGE CORPORATION AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows, Continued


                                                                              1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from stock option exercise                            $         146,250            5,000               0
     Principal payments on capital lease obligations                          (97,922)         (23,053)        (24,779)
     Net change in line of credit at bank                                     144,407        2,525,000         800,000
     Proceeds from other notes payable                                      2,816,702        1,500,000       1,800,000
     Repayment of other notes payable                                      (1,801,324)      (2,038,435)     (1,421,850)
     Repayments on notes payables to related parties                                0                0        (666,499)
     Payment of registration fees                                                   0          (18,400)              0
     Subchapter-S dividends paid                                                    0         (789,200)        (33,346)
-----------------------------------------------------------------------------------------------------------------------
                            Net cash provided by
                                financing activities                        1,208,113        1,160,912         453,526
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (14,464)          12,758          13,221
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                         (112,692)      (1,053,780)       (447,227)

Cash, beginning of year                                                       230,014        1,283,794       1,731,021
-----------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                   $         117,322          230,014       1,283,794
=======================================================================================================================

Supplemental disclosures of cash paid during the year for:
        Interest                                                    $         697,296          594,539         427,660
        Income taxes                                                          172,992           63,200         414,889

Noncash investing and financing activities:
     In September 1996, Rimage purchased manufacturing equipment and incurred a capital lease obligation for $1,822,770.

     On September 29, 1995, Rimage issued 1,100,000 shares of its common stock in connection with the merger with Dunhill Software Services, Inc. On
        September 8, 1994, Rimage issued 50,000 shares of its common stock in connection with the acquisition of Knowledge Access.


See accompanying notes to consolidated financial statements.




                       RIMAGE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994


(1)      Nature of Business and Summary of Significant Accounting Policies

         Basis of Presentation and Nature of Business

          The consolidated financial statements include the accounts of Rimage
              Corporation, Rimage Europe GmbH, A/G Systems Inc., d/b/a Duplication Technology Inc. (Duplication Technology), Knowledge Access International (Knowledge Access) and ALF Products Inc. d/b/a ALF/Rimage (ALF Products); and operations of Rimage Services Group (formerly Dunhill Software Services which merged with Rimage in 1995 using pooling-of-interest accounting), collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

          Effective September 29, 1995, Rimage Corporation and Dunhill Software
              Services Inc. (Dunhill) completed a merger. Dunhill had been a significant customer of Rimage. For financial reporting purposes, the merger has been recorded using the pooling-of-interests method of accounting under generally accepted accounting principles. Accordingly, the historical financial statements of Rimage presented in this and future reports have been and will be restated to include the historical accounts and results of operations of Dunhill as if the merger had existed for all periods presented.

          Following this merger, the Company operates in two segments, Rimage
              Systems Group and Rimage Services Group. The Rimage Systems Group consists of substantially all of the former Rimage Companies. The Rimage Services Group consists of the former Dunhill operation in addition to the existing service business at Duplication Technology.

          The Systems Group develops, manufacturers and distributes duplication, certification, and demagnetization equipment for computer media and associated peripheral devices. The Services Group provides computer media duplication and production services to software developers and manufacturers and information publishers.

          The Company extends unsecured credit to its customers, substantially all of whom are computer hardware, software and service companies, software developers and manufacturers or information publishers.

         Revenue Recognition

          Revenue is recognized at the time of shipment on all equipment and service orders. The Company provides maintenance services under long-term maintenance contracts. Revenue associated with these contracts is deferred and recognized on a straight-line basis over the terms of the respective contracts. Income from sales-type leases is recognized by a method which produces a constant periodic rate of return on the underlying investment.

         Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Inventories

          Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

         Property and Equipment

          Property and equipment are stated at cost and depreciated on a straight-line basis over periods of two to seven years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases. Repairs and maintenance costs are charged to operations as incurred.

         Stock Based Compensation

          The Company accounts for stock based compensation  under Accounting
              Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCKS ISSUED TO EMPLOYEES. Accordingly, no compensation expense had been recognized for its stock-based compensation plans. The Company has adopted the disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION.

         Software Development Costs

          Under the criteria set forth in SFAS No. 86, ACCOUNTING FOR THE COSTS
              OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology.

          The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs as of December 31, 1996 and 1995 of $503,676 and $409,665, respectively. Accumulated amortization at December 31, 1996 and 1995 was $188,745 and $132,058, respectively.

         Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Proforma Net (Loss) Earnings Per Share

          Proforma net (loss) earnings per common and common equivalent share is determined by dividing the proforma net earnings (loss) by the weighted average number of shares of common stock and common share equivalents outstanding during the year. In 1996 and 1995, the effect of the potential exercise of outstanding options and warrants to purchase shares of common stock was not calculated as the effect would be anti-dilutive. In 1994, the dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock was calculated using the treasury stock method.

         Translation of Financial Statements in Foreign Currencies

          The assets and liabilities for the Company's international subsidiaries and branches are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in equity. Statement of operations items are translated at average exchange rates prevailing during the period. Foreign currency transaction gains or losses are included in net earnings (loss).

         Goodwill

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. Goodwill balances are reviewed periodically to determine that the unamortized balances are recoverable. In evaluating the recoverability, the following factors, among others, are considered: a significant change in the factors used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or services strategy, a significant change in the customer base, and/or a realization of failed marketing efforts. If the unamortized balance is believed to be unrecoverable, the Company recognizes an impairment charge necessary to reduce the unamortized balance to the present value of cash flows expected to be generated over the remaining life. The amount of impairment is charged to earnings as a part of general and administrative expenses in the current period.

         Reclassification

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      Fair Value of Financial Instruments

          The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

          Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

          Trade accounts receivables, sales type leases, accounts payable, and notes payable: The carrying amount approximates fair value because of the short maturity of those instruments.

(3)      Acquisitions

          On September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation and Dunhill, Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders and Dunhill was merged into Rimage. This merger has been recorded using the pooling-of-interests method of accounting. Accordingly, the historical financial statements of Rimage have been restated to include the historical accounts and results of operations of Dunhill for all periods presented. In addition, the fixed asset depreciation method of Dunhill was modified to conform with Rimage's method. The impact of this change was to decrease depreciation expense by $133,534 in 1994 and $78,248 for the nine months ended September 30, 1995.

          On September 9, 1994, Rimage acquired 100 percent of the stock of Knowledge Access International of Mountain View, California. Knowledge Access produces software for multimedia authoring and retrieval. In consideration for the acquired stock, Rimage paid $250,000 cash, issued 50,000 shares of Rimage common stock and granted stock options (28,000 shares at $6.50 per share), which resulted in goodwill of $654,693. This acquisition has been accounted for under the purchase method. The Rimage consolidated financial statements include the operations of Knowledge Access since September 9, 1994.

(4)      Inventories

          Inventories consist of the following as of December 31:

                                 1996            1995
---------------------------------------------------------

Finished goods and
  demonstration
  equipment               $    1,026,303       1,297,788
Work-in-process                  527,378         670,264
Purchased parts and
  subassemblies                3,063,872       3,457,274
---------------------------------------------------------
                               4,617,553       5,425,326

Less reserve for excess
  inventories                    590,000         735,000
---------------------------------------------------------

                          $    4,027,553       4,690,326
=========================================================


(5)      Investment in Sales-type Leases

          The Company sells some of its products under sales-type lease agreements. The net investment in sales-type leases consists of the following as of December 31:

                               1996           1995
-----------------------------------------------------

Total minimum lease
  payments receivable     $    454,471       660,999
Less unearned income            54,187        93,691
-----------------------------------------------------
    Net investment
      in sales-type
      leases                   400,284       567,308

Less current
  installments                 217,952       260,188
-----------------------------------------------------

Investment in sales-type
  leases, less current
  installments            $    182,332       307,120
-----------------------------------------------------

          Approximate future minimum lease payments expected to be received under investments in sales-type leases are as follows:

 Year ending December 31                      Amount
-------------------------------------------------------

 1997                                     $    256,900
 1998                                          153,400
 1999                                           44,200

(6)      Notes Payable To Bank

          On October 13, 1995, Rimage signed a new Credit Agreement which consolidated and redefined all previously outstanding Rimage and Dunhill debt. This credit agreement covered all of the term and revolving notes discussed below. The Company was required to maintain certain financial ratios as a part of the agreement. The Company obtained a waiver from the bank regarding the tangible capital base, working capital amount, leverage ratio, and net profit requirement which were not in compliance as of and for the year ended December 31, 1996.

          The Company had a term note agreement with a bank. Borrowings under the agreement were secured by substantially all Company assets, accrued interest at the bank's reference rate plus two and one-half percent and were payable on demand. The interest rate was 11% on December 31, 1996. The outstanding amount as of December 31, 1996 was $2,583,302.

          The Company also had a revolving line of credit agreement which was payable on demand. The line of credit provided for borrowings up to $5,000,000. Borrowings under this agreement were secured by substantially all Company assets and accrued interest at the bank's reference rate plus two and one-quarter percent. The interest rate was 10.75% on December 31, 1996. Borrowings outstanding under this line were $3,469,407 on December 31, 1996.

          Effective March 31, 1997, Rimage signed an Amended and Restated Credit
              Agreement which amended the October 13, 1995 Credit Agreement and covers the term and revolving notes discussed above.

          Under the Amended and Restated Credit Agreement, the term note discussed above remains payable, subject to demand at any time, in consecutive monthly installments of $77,800, plus accrued interest at two and three-quarters percent above the bank's reference rate until April 1, 1998 when the remaining principal balance and all unpaid accrued interest is due.

          Also available to the Company under the Amended and Restated Credit
              Agreement are advances based on various percentages of qualified asset amounts, up to a maximum advance of $5,000,000. Outstanding advances are secured by substantially all Company assets and accrue interest at a rate equal to the bank's reference rate plus two and one-half percent. All advances are due and payable on demand.

          Due to the demand feature of the Amended and Restated Credit
              Agreement, the Company has reflected all outstanding balances as current liabilities. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

(7)      Accrued Expenses

          Accrued expenses consist of the following as of December 31:

                                                       1996              1995
  ------------------------------------------------------------------------------

  Salaries, wages, benefits, and commissions    $     1,422,519       1,038,512
  Interest                                               19,543          38,034
  Duplication Technology earn-out                             0         103,428
  Other                                                 304,850         174,267
  ------------------------------------------------------------------------------

                                                $     1,746,912       1,354,241
  ==============================================================================

(8)      Income Taxes

          The provision for income tax expense (benefit) consists of the following:

                                 Year ended December 31
                      ----------------------------------------------
                            1996             1995           1994
--------------------------------------------------------------------

Current:
   U.S. Federal       $   (351,000)        (338,000)       109,000
   State                    37,225          (59,000)        20,000
--------------------------------------------------------------------
     Total current        (313,775)        (397,000)       129,000
--------------------------------------------------------------------

Deferred:
   U.S. Federal            979,000         (557,000)       (69,000)
   State                    86,000          (98,000)       (13,000)
--------------------------------------------------------------------
     Total deferred      1,065,000         (655,000)       (82,000)
--------------------------------------------------------------------

                      $    751,225       (1,052,000)        47,000
====================================================================

          Total tax expense (benefit) differs from the expected tax expense
              (benefit), computed by applying the federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                        Year ended December 31
                            ------------------------------------------------
                                   1996              1995            1994
----------------------------------------------------------------------------

Expected income tax           $ (1,505,000)        (783,000)        306,000
Goodwill amortization               25,000          457,000          43,000
Increase in deferred tax
  asset valuation allowance      2,181,000           68,000               0
State income taxes, net of
  federal tax effect                82,000          (92,000)          2,000
Research and experimental
  credits                          (95,000)        (180,000)       (137,000)
Tax on preacquisition
  S-corporation earnings                 0         (513,000)       (120,000)
Other, net                          63,225           (9,000)        (47,000)
----------------------------------------------------------------------------

                              $    751,225       (1,052,000)         47,000
============================================================================

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                  1996             1995
----------------------------------------------------------

Net operating
  loss carryforward          $   596,000                0
Accounts receivable              317,000          195,000
Inventories                      235,000          253,000
Accrued payroll                  271,000          258,000
Net operating loss
  carryforward of inactive
  subsidiary                     100,000          100,000
Capital versus operating
  lease1                          20,000           91,000
Warranty accrual                  20,000           18,000
Fixed assets                     (17,000)        (131,000)
Gross margin recognition on
  sale to foreign subsidiary      57,000          139,000
Tax credits                      574,000          180,000
Foreign net operating loss
  carryforward and future
  deductible temporary
  differences                     67,000           68,000
Other                              9,000           62,000
----------------------------------------------------------
         Total gross deferred
           tax assets          2,349,000        1,233,000

Less valuation allowance      (2,349,000)        (168,000)
----------------------------------------------------------

Net deferred tax assets      $         0        1,065,000
==========================================================

          A valuation allowance is provided when there is some likelihood that all or a portion of the deferred tax asset may not be recognized. The valuation allowance at December 31, 1996 and 1995 was $2,349,000 and $168,000, respectively. The increase in the valuation allowance for the years ended December 31, 1996 and 1995 was $2,181,000 and $68,000, respectively. The net deferred tax assets as of December 31, 1996 are fully offset by a valuation allowance. The Company's valuation allowance as of December 31, 1995 was established for deferred tax assets related to the net operating loss carryforward of an inactive subsidiary and a foreign net operating loss carryforward which are not expected to offset against future taxable income.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers its projected future taxable income and tax planning strategies in making this assessment.

          At December 31, 1996, an inactive subsidiary has a net operating loss carryforward of approximately $270,000 which will begin to expire in 1999. A substantial portion of this net operating loss carryforward will be restricted under Section 382 of the Internal Revenue Code. The amount available to reduce future federal taxable income is not presently determinable.

          The proforma income tax expense for the years ended December 31, 1995 and 1994 are included as a result of the merger of Dunhill, an S-Corporation, with Rimage as discussed in note 3.

(9)      Stockholders' Equity

         Common Stock

          Common stock consists of the following, as of December 31:

                                                      1996         1995
-------------------------------------------------------------------------

Rimage Corporation common stock; $.01 par value.
   Authorized 10,000,000 shares; issued and
   outstanding 3,084,500 and 3,051,000 shares,
   respectively                                   $   30,845       30,510

         Stock Options

          Rimage adopted a stock option plan on September 24, 1992 which allows for the granting of options to purchase shares of common stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. Options under this plan may be either incentive stock options or non-qualified options. Pursuant to this plan, the following options are currently issued and outstanding:

                                                             Weighted
                          Shares                              average
                         available         Options           exercise
                         for grant       outstanding           price
----------------------------------------------------------------------

Balance at
December 31, 1993         230,700          269,300            $ 5.29
   Granted               (100,005)         100,005              7.44
   Canceled               140,300         (140,300)             4.78
----------------------------------------------------------------------

Balance at
December 31, 1994         270,995          229,005              6.54
   Granted               (103,448)         103,448              6.87
   Exercised                    0           (1,000)             5.00
----------------------------------------------------------------------

Balance at
December 31, 1995         167,547          331,453              6.65
   Exercised                    0          (33,500)             4.37
   Canceled                 7,500           (7,500)             8.38
----------------------------------------------------------------------

Balance at
December 31, 1996         175,047          290,453            $ 6.87
======================================================================


          At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.50--$9.00 and 2.8 years, respectively. At December 31, 1996 and 1995, all outstanding options were exercisable.

          The per share weighted-average fair value of stock options granted during 1995 is estimated as $.64, on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 43%, risk-free interest rate of 6.2% and an expected life of 4.8 years. No stock options were granted during 1996.

          The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's Proforma net loss and net loss per share would have been increased by approximately $66,000, or $.02 per share in 1995. 1996 net loss would not have been increased under SFAS No. 123 as all options granted in 1995 vested immediately.

          Proforma net loss under SFAS No. 123 reflects only options granted in 1995 as no options were granted in 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock Issued in Acquisition and Merger

          On September 9, 1994, in connection with the Rimage acquisition of Knowledge Access stock, 50,000 shares of Rimage common stock were issued and valued at $6.25 per share which was the market value of the stock on the transaction date (see note 3).

          On September 29, 1995, in connection with the merger between Rimage and Dunhill Software Services, Inc. 1,100,000 shares of Rimage common stock were issued (see note 3).

         Termination of Dunhill's S-Corporation Status

          On September 29, 1995, Dunhill Software Services, Inc. terminated its
              S-Corporation election. Under SEC rules, Dunhill's accumulated retained earnings of $2,611,979 as of the termination of the S-Corporation election was reclassified as additional paid-in capital.

(10)     Leases

          At December 31, 1996, the gross amount of building, leasehold improvements, equipment, and accumulated amortization related to capital leases were as follows:

                                     Buildings
                                       under                              Manufacturing
                                      capital           Leasehold        Equipment under
                                    leases with      improvements to      capital lease
                                   related party     leased property     with third party         Total
       ----------------------------------------------------------------------------------------------------
       Cost                      $   1,686,340             738,248            1,822,770         4,247,358
       Less accumulated
          amortization                 493,400             169,280               82,025           744,705
       ----------------------------------------------------------------------------------------------------

                                 $   1,192,940             568,968            1,740,745         3,502,653
       ====================================================================================================

          Amortization of assets held under capital leases is included with depreciation expense.


          The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 1996 are:

                     Related         Third                          Third
                      party          party          Total           party
Year ending          capital        capital        capital        operating
December 31          leases          leases         leases          leases
----------------------------------------------------------------------------

1997               $ 247,738         431,676        679,414         333,049
1998                 258,391         431,676        690,067         340,579
1999                 273,308         431,676        704,984         352,691
2000                 273,308         431,676        704,984         193,962
2001                 273,308         506,034        779,342          79,503
Later years,
through 2007       1,724,204               0      1,724,204               0
----------------------------------------------------------------------------
    Net minimum
      lease
      payments     3,050,257       2,232,738      5,282,995    $  1,299,784
                                                               ============

Less amount
  representing
  imputed
  interest         1,465,659         474,234      1,939,893
--------------------------------------------------------------

   Present value of
     net minimum
     capital lease
     payments      1,584,598       1,758,504      3,343,102

Less current
  installments of
  obligations
  under capital
  leases              40,090         271,253        311,343
--------------------------------------------------------------

   Obligations
     under capital
     leases,
     excluding
     current
     installments $1,544,508       1,487,251      3,031,759
==============================================================

          Rent expense under operating leases amounted to approximately
              $294,000, $320,000, and $256,000, respectively, for the years ended December 31, 1996, 1995, and 1994.

(11)     Other (Expense) Income

          Other (expense) income consists of the following:

                             Year ended December 31
                     ----------------------------------------
                          1996          1995          1994
-------------------------------------------------------------

Interest income    $       1,674       85,859        60,582
(Loss) gain on
   sale of
   property and
   equipment            (111,624)       3,219         9,884
Other, net                99,483        6,372      (105,724)
-------------------------------------------------------------

                   $     (10,467)      95,450       (35,258)
=============================================================

(12)     Profit Sharing and Savings Plan

          Effective January 1, 1991, Rimage adopted a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 15% of their pretax compensation to the plan. Dunhill also had a similar plan and the plans were merged January 1, 1996. The Company's discretionary contributions totaled $207,459, $132,865, and $113,561 in 1996,
              1995, and 1994, respectively.

(13)     Segment Reporting

          The following table summarizes certain financial information for the Systems and Service segments:

                            Year ended December 31
                      ------------------------------------
  (in thousands)         1996          1995         1994
----------------------------------------------------------

Revenues from
   unaffiliated
   customers:
   Systems          $    23,237       17,359       19,378
   Service               18,545       34,131       21,316

Operating (loss)
   profit:
   Systems               (2,732)      (4,748)         294
   Service               (1,045)       3,104          991

Net identifiable
   assets:
   Systems                9,137       11,781       13,681
   Service               10,873       12,003        7,987

          As of and for the year ended December 31, 1996, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $6,300,348, $495,698 and $2,741,857, respectively.
(14)     Major Customers

          The Company derived more than 10% of its sales from the following unaffiliated customers and had receivable balances from these customers in the approximate amounts of:

                                  Amount of net revenues
                                  year ended December 31
                      -----------------------------------------------
                            1996            1995             1994
---------------------------------------------------------------------

Customer A          $    2,639,548       15,106,216          470,905
Customer B               5,966,891        9,326,585       10,014,000

                                        Total receivable balance at
                                                December 31
                                     --------------------------------
                                          1996              1995
---------------------------------------------------------------------

Customer A                           $         0         4,217,349
Customer B                               443,811           396,624

(15)     Severance and Exit Costs

          The Company has refocused its strategic direction resulting in changes to management, product transitions and subsidiary consolidation during 1996, 1995, and 1994. As a direct result of these changes the following general and administrative expenses were incurred:

                                                                 Year ended December 31
                                                       ----------------------------------------
                                                            1996          1995           1994
             ----------------------------------------------------------------------------------
             Severance costs                         $     61,000        118,126       570,652
             Plant shutdowns                              460,000        337,356       221,545
             Goodwill and other asset impairments         446,700      1,366,134             0

(16)     Contingencies

          The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(17)     Supplemental Quarterly Data--Unaudited (dollars in thousands)

                                                        1996                                          1995
                                     --------------------------------------------  --------------------------------------------
                                        Fourth     Third      Second     First        Fourth    Third       Second      First
-------------------------------------------------------------------------------------------------------------------------------
Revenues                           $     8,710     12,122      9,900     11,050       14,091    14,862      10,003      12,534
Cost of revenues                         7,478      9,334      7,726      7,882       11,016    11,285       7,244       9,291
-------------------------------------------------------------------------------------------------------------------------------
              Gross profit               1,232      2,788      2,174      3,168        3,075     3,577       2,759       3,243

Operating expenses:
    Engineering and
       development                         639        587        690        777          891       853         856         799
    Selling, general, and
       administrative                    3,906      2,059      2,270      2,211        4,018     2,518       2,194       2,169
-------------------------------------------------------------------------------------------------------------------------------
              Total operating
                 expenses                4,545      2,646      2,960      2,988        4,909     3,371       3,050       2,968
-------------------------------------------------------------------------------------------------------------------------------

              Operating (loss)
                 earnings               (3,313)       142       (786)       180       (1,834)      206        (291)        275
-------------------------------------------------------------------------------------------------------------------------------

Other (expense) income:
    Interest                              (241)      (167)      (132)      (139)        (175)     (157)       (137)       (119)
    Gain (loss) on
       currency exchange                    12         39        (17)         5           (8)      (34)        (13)        119
    Merger expense                           0          0          0          0          (75)     (156)          0           0
    Other, net                             (73)        23         14         25           68        37         (23)         13
-------------------------------------------------------------------------------------------------------------------------------
              Total other
                 (expense)
                 income, net              (302)      (105)      (135)      (109)        (190)     (310)       (173)         13
-------------------------------------------------------------------------------------------------------------------------------

              (Loss) earnings
                 before
                 income taxes           (3,615)        37       (921)        71       (2,024)     (104)       (464)        288

Income taxes                               751          0        (24)        24         (915)     (112)       (112)         87
-------------------------------------------------------------------------------------------------------------------------------

Historical net (loss)
    earnings                       $    (4,366)        37       (897)        47       (1,109)        8        (352)        201
===============================================================================================================================

Historical net (loss)
    earnings                            (4,366)        37       (897)        47       (1,109)        8        (352)        201
Proforma income taxes                        0          0          0          0          106        90         (93)         28
-------------------------------------------------------------------------------------------------------------------------------

Proforma net (loss)
    earnings                       $    (4,366)        37       (897)        47       (1,215)      (82)       (259)        173
===============================================================================================================================

Proforma net (loss)
    earnings per common
    and common equivalent
    share                          $     (1.42)      0.01      (0.29)      0.02        (0.40)    (0.03)      (0.08)       0.06
===============================================================================================================================


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred within the two-year period ended December 31, 1996, which required reporting on Form 8-K.


                                    PART III


ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by April 30, 1997 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Compliance with Section 16(a)" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by April 30, 1997 and is incorporated herein by reference.


ITEM 11     EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth under "Information Concerning Directors, Nominees, and Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by April 30, 1997 and is incorporated herein by reference.


ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by April 30, 1997 and is incorporated herein by reference.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed by April 30, 1997 and is incorporated herein by reference.


                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

         (2)  FINANCIAL STATEMENT SCHEDULES.

                                                                   Page in this
                                                                    Form 10-K
                                                                    ---------

         Independent Auditors'
         Report on Financial
         Statement Schedule . . . . . . . . . . . . . . . . . . . . . . 40

         Schedule II - Valuation
         and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . 41

         (3)  EXHIBITS. See Index to Exhibits on pages 43 and 44 of this report.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.



          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
of Rimage Corporation and Subsidiaries:


Under the date of March 10, 1997, except as to note 6 which is as of March 31, 1997, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 10, 1997, except as to note 6
  which is as of March 31, 1997



                                                                     SCHEDULE II

                                                RIMAGE CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts Receivable:                                    YEARS ENDED DECEMBER 31,
                                                                       1996              1995              1994
                                                                ----------------  ----------------   --------------
    Balance at beginning of year . . . . . . . . . . . . .          $   644,576           213,935          240,839

         Write-offs and other adjustments. . . . . . . . .             (183,391)          (89,538)         (66,293)

         Additions charged to costs and expenses . . . . .              623,725           498,562                -

         Additions through acquisition . . . . . . . . . .                    -            21,617           39,389
                                                                ----------------  ----------------   --------------

    Balance at end of year                                          $ 1,084,910           644,576          213,935
                                                                ================  ================   ==============



                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       RIMAGE CORPORATION

                                       By: /s/ Bernard P. Aldrich
                                           ------------------------------------
                                           Bernard P. Aldrich
                                           Chief Executive Officer

                                       Dated: 3/31/97

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                              TITLE                                        DATE
---------                              -----                                        ----
  /s/ Bernard P. Aldrich               Chief Executive Officer, President,         3/31/97
-------------------------------        Principal Financial Officer & Principal
  Bernard P. Aldrich                   Accounting Officer


  /s/ David J. Suden                   Chief Technical Officer & Director          3/31/97
-------------------------------
  David J. Suden


  /s/ Ronald R. Fletcher               Director                                    3/31/97
-------------------------------
  Ronald R. Fletcher


  /s/ Richard F. McNamara              Director                                    3/31/97
-------------------------------
  Richard F. McNamara


                                       Director and Secretary                      3/31/97
-------------------------------
  Robert L. Hoffman


  /s/ George E. Kline                  Director                                    3/31/97
-------------------------------
  George E. Kline



                                INDEX TO EXHIBITS

EXHIBIT

NO.         DESCRIPTION

3.1      1992 Restated Articles of Incorporation of Rimage Corporation [Filed as
         Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

3.2 Bylaws of Rimage Corporation [Filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

3.3 Agreement and Plan of Reorganization dated June 6, 1995 by and between Rimage Corporation and Dunhill Software Services, Inc. [Filed as Appendix C to the Company's Annual Proxy statement for the fiscal year ended December 31, 1994 (File No. 0-20728) and incorporated herein by reference].

10.1 Form of International Distributor Agreement [Filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.2 Form of Maintenance Agreement [Filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.3 Form of Software Maintenance Agreement [Filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration N. 33-22558) and incorporated herein by reference].

10.4 Rimage Corporation 1992 Stock Option Plan [Filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.5 Lease dated July 28, 1992, between Rimage Corporation and 7725 Washington Avenue Corporation [Filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.6 Purchase and Sale Agreements dated December 28, 1993 by and between the Company and the shareholder of A/G Systems Inc. [Filed as Exhibits 99.1 through 99.6 to the Company's December 1, 1993 Form 8-K (File No. 0-20728) and incorporated herein by reference].

10.7 Loan Agreement dated March 18, 1994 between Rimage Corporation and First Bank, National Association [Filed as Exhibit 99.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1994 (File No. 0-20728) and incorporated herein by reference].

10.7.1 First Amendment to Loan Agreement dated June 14, 1995 between Rimage Corporation and First Bank, National Association [Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995 (File No. 0-20728) and incorporated herein by reference].

10.7.2 Amended and Restated Credit Agreement dated October 13, 1995 between Rimage Corporation and First Bank, National Association. [Filed as
         Exhibit 10.9.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (File number 0-20728) and incorporated herein by reference].

11.1     Computation of Earnings Per Share.

21.1     Subsidiaries of Rimage Corporation.

23.1     Independent Auditors' Consent.

27       Financial Data Schedule.




STOCKHOLDER INFORMATION

STOCK LISTING

The Company's common stock has been publicly traded since its initial public offering on November 4, 1992. The common stock is traded on the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol "RIMG." At March 25, 1997 there were 61 stockholders of record, excluding those holding shares in nominee or street name through various brokerage firms (approximately 1,100 holders in management's estimate).


DIVIDEND POLICY

The Company has never paid cash dividends on its common stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.


TRANSFER AGENT AND REGISTRAR

Norwest Bank Minnesota, N.A.
161 North Concord Exchange
P. O. Box 738
South St. Paul, MN 55075-0378
612/450-4064


LEGAL COUNSEL

Winthrop & Weinstine, P.A.
60 South Sixth Street
Minneapolis, MN 55402


INDEPENDENT PUBLIC ACCOUNTANTS

KPMG Peat Marwick LLP
4200 Norwest Center
90 South Seventh Street
Minneapolis, MN 55402


ANNUAL MEETING

Our Annual Meeting of Stockholders will be on June 11, 1997, at 3:30 p.m. at:

Minneapolis Marriott Southwest
5801 Opus Parkway
Minnetonka, MN


DIRECTORS AND OFFICERS

DIRECTORS

Ronald R. Fletcher
Chairman of the Board
Rimage Corporation
President,
Aurora Service Corporation

Richard F. McNamara
Owner,
Activar, Inc.

Robert L. Hoffman
Secretary,
Rimage Corporation
Partner,
Larkin, Hoffman, Daly & Lindgren, P.A.

George E. Kline
General Partner,
Bridgestone Capital, Ltd.

David J. Suden
Director and Chief Technology Officer
Rimage Corporation


CORPORATE OFFICERS

Bernard P. Aldrich
Chief Executive Officer, President,
Principal Finacial Officer and Principal
Accounting Officer

Dave J. Suden
Director and Chief Technology Officer

Konrad Rotermund
Vice President - Rimage Europe





                               RIMAGE CORPORATION
                          7725 Washington Avenue South
                              Minneapolis, MN 55439
                                TEL: 612-944-8144
                                FAX: 612-944-7808




RIMAGE SERVICES GROUP      DUPLICATION TECHNOLOGY         RIMAGE EUROPE, Gmbh
9701 Penn Avenue South    4601 Nautilus Court South     Hans - Boekler - Str. 7
Minneapolis, MN 55431         Boulder, Co 80301        6057 Dietzenbach, Germany
 TEL: 612-881-4207            TEL: 303-581-0700         TEL: 011-49-6074-8521-0
 FAX: 612-881-4212            FAX: 303-581-9555         FAX: 011-49-6074-8521-21