Form 10-K405/A
period 1996-12-31
RIMAGE CORP
filed 1997-04-30
CIK 892482

FORM 10-K / A-1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
               (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-20728

                               RIMAGE CORPORATION
             (exact name of registrant as specified in its charter)

MINNESOTA                                                 41-1577970
(State or other jurisdiction of                           (I.R.S. Employer
Organization or incorporation)                            Identification Number)

7725 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA   55439
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (612) 944-8144

Securities Registered Pursuant to Section 12(b) of the Act:    NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                                                    COMMON STOCK, $.01 PAR VALUE
                                                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 25, 1997, the aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by The Nasdaq Stock Market, was $3,641,000.

As of March 25, 1997, there were outstanding 3,084,500 shares of the Registrant's common stock.


Documents incorporated by reference:  None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following discussion sets forth certain information for the last five years with respect to the directors and executive officers of the Company.

                                                                                         Director
                                                                                        or Officer
Name                      Positions With the Company                           Age        Since
----                      --------------------------                           ---      ----------
Ronald R. Fletcher        Chairman of the Board and Director                    56         1987
Richard F. McNamara       Director                                              64         1987
Robert L. Hoffman         Director and Secretary                                69         1992
George E. Kline           Director                                              61         1992
Bernard P. Aldrich        Director, Chief Executive Officer and President       47         1996
David J. Suden            Director and Chief Technology Officer                 50         1995
Konrad Rotermund          Managing Director - Rimage Europe                     49         1995
Emmett M. Day             Vice President - Sales for Rimage Services Group      39         1996
Richard Gardner           President - Duplication Technology                    44         1994
Marvin J. Hohl            Controller                                            32         1996


         RONALD R. FLETCHER has been a director of Rimage since its formation in 1987, Chairman of the Board since November 1992 and served as Chief Executive Officer from September 1995 through November 1996. Mr. Fletcher has been the owner and president of Aurora Service Corporation, a mortgage finance company, since 1982. Mr. Fletcher received a B.S. degree and a J.D. degree from Drake University.

         RICHARD F. MCNAMARA has been a director of Rimage since its formation in 1987. Mr. McNamara has been the owner of Activar, Inc., Minneapolis, Minnesota, a company that provides management services to corporations related to Activar, for more than five years. He is the owner of or partner in numerous private companies. Mr. McNamara is also a director of Venturian Corporation.

         ROBERT L. HOFFMAN has been a director and the Secretary of Rimage since September 1992. Mr. Hoffman was a founder of the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., Bloomington, Minnesota, and has practiced law with such firm for more than five years. Mr. Hoffman is also a director of Ag-Chem Equipment Company Inc. and Netco Communication Corporation.

         GEORGE E. KLINE has been a director of Rimage since September 1992. Mr. Kline has been General Partner of Brightstone Capital Ltd., a firm engaged in providing venture capital to Minnesota businesses, for more than five years. Mr. Kline is also a director of Applied Biometrics, Inc., CyberOptics Corporation, Health Fitness Physical Therapy, Inc. and Nutrition Medical, Inc.

         BERNARD P. ALDRICH has been a director, Chief Executive Officer and President of Rimage since December 1996. For more than five years prior to joining Rimage, Mr. Aldrich served in various financial and administrative positions with Advance Machine Company and Colwell Industries. Mr. Aldrich received a B.S. degree in accounting from St. Cloud State University and an M.B.A. degree from the University of St. Thomas.

         DAVID J. SUDEN has been Chief Technology Officer of Rimage since December 1996 and a director since September 1995. He served as President of Rimage from October 1994 through November 1996 and as Vice President - Development and Operations from February 1991 to October 1994. Mr. Suden received a B.S.E.E. degree from Montana State, a M.S.E.E. degree from the University of Southern California, and an M.B.A. degree from Pepperdine University.

         KONRAD ROTERMUND has been Managing Director of Rimage Europe since 1995, and was General Manager of Rimage Europe from 1992 to 1994. From 1984 to 1991, Mr. Rotermund was President of Inverdata Electronics, a major European distributor of media duplication equipment.

         EMMETT M. DAY has been Vice President - Sales for Rimage Services Group since December 1996. He was an independent agent for the sale of life and health insurance from June 1995 to December 1996, and was Vice President - Sales and Marketing for Braun Media Services from May 1994 to May 1995. For more than five years prior thereto, Mr. Day was employed by Dunhill Software Services, Inc., most recently as Production and Operations Manager. Mr. Day received a B.A. degree in business administration from the University of Wisconsin - Eau Claire.

         RICHARD GARDNER has been President - Duplication Technology since its acquisition by the Company in December 1993. He served as President of Duplication Technology from its inception in 1984 until its acquisition by Rimage in December 1993.

         MARVIN J. HOHL has been Controller of Rimage since December 1996. He served as Assistant Controller from June 1993 to December 1996. Prior to joining Rimage, Mr. Hohl was employed by KPMG Peat Marwick LLP in various audit positions. Mr. Hohl received a B.A. degree in accounting from the University of Wisconsin - Madison.

         The Company knows of no arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. There is no family relationship between any of the nominees, directors or executive officers of the Company.


Board Committees and Actions

         During calendar year 1996, the Board of Directors met four times. The Board of Directors has a Compensation Committee, a Stock Option Committee, an Executive Committee and an Audit Committee. During 1996, the number of times each of these committees met was one, four, twelve and one, respectively. Each director attended at least 75% of the total number of meetings of the Board and of committees on which the director served.

         The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, compensation and benefits of executive officers and senior management of the Company. The entire Board of Directors presently comprises the Compensation Committee.

         The Stock Option Committee administers the Company's 1992 Stock Option Plan. The members of the Stock Option Committee are Ronald R. Fletcher and George E. Kline.

         The Executive Committee has been delegated authority to act for the full Board of Directors between regularly scheduled Board meetings. The members of the Executive Committee are Ronald R. Fletcher, Richard F. McNamara, David J. Suden (through November 1996) and Bernard P. Aldrich (since December 1996).

         The Audit Committee reviews the internal and external financial reporting of the Company, and reviews the scope of the independent audit. The members of the Audit Committee are George E. Kline and Robert L. Hoffman.

         The Board of Directors does not have a nominating committee. Directors currently receive a fee of $1,000 for each meeting of the Board of Directors which they attend.


Compliance With Section 16(a)

         The Company's directors, its executive officers, and any persons holding more than 10% of outstanding Common Stock are required to file reports concerning their initial ownership of Common Stock and any subsequent changes in that ownership. The Company believes that the filing requirements were satisfied. In making this disclosure, the Company has relied solely on written representations of its directors, executive officers and beneficial owners of more than 10% of Common Stock and copies of the reports that they have filed with the Securities and Exchange Commission.



ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and noncash compensation for each of the past three fiscal years earned by each person who served as Chief Executive Officer during 1996 and four other executive officers of Rimage whose salary and bonus earned for 1996 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE
                                                                                             Long Term
                                                      Annual Compensation                  Compensation
                                                  ---------------------------        ---------------------------
                                                                 Other Annual          Awards         All Other
Name and Principal Position            Year       Salary         Compensation        Options (#)    Compensation
---------------------------            ----       ------         ------------        -----------    ------------
Ronald R. Fletcher (2)                 1996    $    68,619        $         0                0      $   1,229 (3)
  Interim Chief Executive Officer      1995         15,000                  0           70,000              0
                                       1994             --                 --               --             --

Bernard P. Aldrich (4)                 1996    $     7,019        $         0                0      $       0
  Chief Executive Officer and          1995             --                 --               --             --
  President                            1994             --                 --               --             --

David J. Suden (5)                     1996    $   141,177        $         0                0      $   8,999 (6)
  Chief Technology Officer             1995        140,000             20,000           15,000          8,021 (6)
                                       1994        119,167             20,000                0          1,979 (6)

Konrad Rotermund (7)                   1996    $   142,500        $         0                0      $       0
  Managing  Director of Rimage         1995        136,002             13,947                0              0
  Europe                               1994             --                 --               --             --

Richard Gardner                        1996    $   122,577        $     3,583                0      $   3,843
  President - Duplication Technology   1995        107,000             10,626                0          2,675
                                       1994         98,126              9,915                0          2,001

Boyce R. McCorkle (8)                  1996    $   139,896        $    10,315                0      $   7,525 (9)
  Former Vice President - Marketing    1995         91,354             25,000                0          5,100 (9)
                                       1994        109,467             10,000                0          5,100 (9)

--------------------
(1) Each of the executive officers receives an annual bonus in an amount determined by the Board of Directors.

(2) Mr. Fletcher served as Chief Executive Officer from September 1995 to November 1996.

(3) Represents the Company's matching contributions under its 401(k) retirement savings plan.

(4) Mr. Aldrich was named President and Chief Executive Officer of the Company in December 1996.

(5) Mr. Suden served as President of the Company from October 1994 to November 1996 and was named Chief Technology officer in December 1996.

(6) Represents Mr. Suden's automobile allowance of $6,000 in 1996 and 1995 and the Company's matching contributions under its 401(k) retirement savings plan of $2,999, $2,021 and $1,979 for 1996, 1995 and 1994, respectively.

(7)   Mr. Rotermund became an executive officer of the Company in 1995.

(8) Mr. McCorkle, who served as Vice President - Marketing of the Company, ceased to be employed by the Company in February 1997.

(9) Represents Mr. McCorkle's automobile allowance of $5,400, $5,100 and $5,100 in 1996, 1995 and 1994, respectively, and the Company's matching contribution under its 401(k) retirement savings plan of $2,125 in 1996.


Retirement Savings Plan

         Rimage adopted a profit sharing and savings plan in 1991 under Section 401(k) of the Internal Revenue Code, which allows employees to contribute up to 15% of their pre-tax income to the plan.. The 401(k) Plan includes a discretionary matching contribution by the Company. These discretionary contributions totaled $207,459, $132,865 and $113,561 in 1996, 1995 and 1994,
respectively.


Stock Options

         The Rimage Corporation 1992 Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the shareholders in September 1992. Amendments to the Plan, increasing the number of shares subject to the Plan and providing for the automatic grant of options to non-employee directors, were adopted by the Board of Directors in December 1993 and approved by the shareholders in June 1994. The Plan provides for the granting of "incentive stock options" and non-qualified stock options to employees of the Company. "Incentive stock options" are options which meet the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options are options which do not meet the requirements of
Section 422. A total of 500,000 shares of the Company's common stock has been reserved for issuance pursuant to options granted under the Plan. As of December 31, 1996, 290,453 shares were subject to outstanding stock options and 175,047 shares were available for grant.

         The Plan is administered by the Stock Option Committee of the Board of Directors. The Plan gives broad powers to the Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option granted. Options are granted on the basis of various factors, including the individual's capacity for contributing to the successful performance of the Company, the nature of the operations for which the individual is responsible, and the period for which the individual has served or will have served the Company at the vesting of the option. Options may be granted under the Plan through September 2002. The Plan may be terminated earlier by the Board of Directors in its sole discretion.

         No stock options were granted in 1996 to any of the executive officers named in the summary compensation table. The following table provides information with respect to stock options held at December 31, 1996, by the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                                                     Value of Unexercised
                                                        Number of Unexercised        In-the-Money Options
                               Shares                  Options at Year-End (#)        at Year-End ($) (1)
                              Acquired       Value    -------------------------    -------------------------
Name                         on Exercise   Realized   Exercisable/Unexercisable    Exercisable/Unexercisable
----                         -----------   --------   -------------------------    -------------------------
Ronald R. Fletcher              --           --               82,000 / 0                    $0 / $0
Bernard P. Aldrich              --           --                    0 / 0                    $0 / $0
David J. Suden                  --           --               53,500 / 0                $9,750 / $0
Konrad Rotermund                --           --                5,000 / 0                    $0 / $0
Richard Gardner                 --           --               20,271 / 0                    $0 / $0
Boyce R. McCorkle               --           --                    0 / 0                    $0 / $0


--------------------
(1) Based on the difference between the December 31, 1996 closing price of $2.87 per share as reported on The Nasdaq Stock Market and the exercise price of the options.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 31, 1997, the number of shares of Common Stock beneficially owned by (i) each person who is the beneficial owner of more than five percent of the outstanding shares of the Company's common stock, (ii) each executive officer of the Company named in the Summary Compensation Table herein, (iii) each director, and (iv) all executive officers and directors as a group.

                                                            Number of Shares            Percent of
Name and Address of Beneficial Owner                     Beneficially Owned (1)       Outstanding (2)
------------------------------------                     ----------------------       ---------------
Ronald R. Fletcher (3)(4)............................             840,200                    26.5%
 4125 Parkglen Court N.W.
 Washington, D.C. 20007

Richard F. McNamara (3)(5)...........................             818,000                    26.4%
 7808 Creekridge Circle
 Minneapolis, MN 55439

Robert L. Hoffman (3)................................              12,000                     *
 7900 Xerxes Avenue South
 Bloomington, MN 55439

George E. Kline (3)(6)...............................              72,000                     2.4%
 4700 IDS Tower
 Minneapolis, MN 55402

Bernard P. Aldrich (3)...............................                  --                    --
 7725 Washington Ave. So.
 Minneapolis, MN 55439

David J. Suden (3)...................................              55,500                     1.8%
 7725 Washington Ave. So.
 Minneapolis, MN 55439

Konrad Rotermund (3).................................               5,000                     *
 7725 Washington Ave. So.
 Minneapolis, MN 55439

Richard Gardner (3)..................................              20,271                     *
 7725 Washington Ave. So.
 Minneapolis, MN 55439

All executive officers and directors as a group
      (10 persons) (3)...............................           1,822,971                    55.6%

-----------------------

*        Less than one percent

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2) Based on 3,084,500 shares outstanding, which does not include 290,453 shares issuable upon exercise of stock options and warrants outstanding at March 31, 1997. Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which could be purchased by the indicated person(s) within 60 days upon the exercise of stock options.

(3) Includes shares which could be purchased within 60 days upon the exercise of existing stock options, as follows: Mr. Fletcher, 82,000 shares; Mr. McNamara, 12,000 shares; Mr. Hoffman, 12,000 shares; Mr. Kline, 12,000 shares; Mr. Suden, 53,500 shares; Mr. Rotermund, 5,000 shares; Mr. Gardner, 20,271 shares; and all directors and executive officers as a group 196,771 shares.

(4) Includes 8,000 shares held by Mr. Fletcher as custodian for his minor child.

(5) Includes 65,000 shares held by a charitable foundation established by Mr. McNamara. Mr. McNamara has sole voting power and sole dispositive power with respect to such shares.

(6) Includes 60,000 shares which are owned by Venture Management Fund I, of which Mr. Kline is a general partner.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Rimage leases approximately 29,000 square feet of office, manufacturing and warehouse space from a corporation owned by Messrs. Fletcher and McNamara, pursuant to a lease dated July, 1992. The lease expires on July 31, 2007. Rent is approximately $237,000 per year, including a pro rata share of operating costs.

         In September 1995, Rimage consummated a merger with Dunhill Software Services, Inc. ("Dunhill"), pursuant to which Rimage, as the surviving corporation, issued 1,100,000 shares of Rimage common stock to the shareholders of Dunhill. Prior to the merger, Messrs. Fletcher and McNamara were the directors and sole shareholders of Dunhill. Messrs. Fletcher and McNamara owned 13.4% and 14.2%, respectively, of the outstanding common stock of Rimage before the merger, and owned 26.7% and 27.1%, respectively, of the outstanding common stock of Rimage immediately following the merger.

         Rimage leases approximately 28,500 square feet of office, manufacturing and warehouse space to house the continuing operations of its Dunhill division. Such space is leased from a corporation owned by Messrs. Fletcher and McNamara pursuant to a lease dated August, 1992. The lease expires on August 31, 2007. Rent is approximately $150,000 per year, including a pro rata share of operating costs.

         Prior to the merger with Dunhill, Rimage from time to time sold equipment to Dunhill. The aggregate amounts of such sales were approximately $1,428,000, $978,000 and $1,522,158 during the fiscal years ended December 31, 1993 and 1994 and the nine months ended September 30, 1995.

         The Company believes that all prior transactions between the Company and its officers, directors, or other affiliates of the Company have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.



                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

                                        RIMAGE CORPORATION


                                        By  /s/ Bernard P. Aldrich
                                            ---------------------------
                                            Bernard P. Aldrich
                                            Chief Executive Officer
                                            and President

Dated:  April 30, 1997