Form 10-Q
period 1997-03-31
RIMAGE CORP
filed 1997-05-15
CIK 892482

CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1997; OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                         COMMISSION FILE NUMBER: 0-20728


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

                                  612-944-8144
              ( Registrant's telephone number, including area code)

                                       NA
        (Former name, former address, and former fiscal year, if changed since last report.)


          Common Stock outstanding at May 12, 1997 -- 3,084,500 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____



                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1997


                       Description                                        Page
                       -----------                                        ----


PART I          FINANCIAL INFORMATION

    Item 1.     Financial Statements

                       Consolidated Balance Sheets as of
                         March 31, 1997 (unaudited) and
                         December  31,  1996............................... 3

                       Consolidated Statements of Operations
                         (unaudited) for the Three Months
                         Ended March 31, 1997 and 1996..................... 4

                       Consolidated Statements of Cash Flows
                         (unaudited) for the Three Months
                         Ended March 31, 1997 and 1996..................... 5

                       Condensed Notes to Consolidated
                         Financial Statements (unaudited).................. 6-8

    Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............ 9-12



PART II  OTHER INFORMATION................................................. 12

    Item 1-5.     None

    Item 6.       Exhibits

SIGNATURES................................................................. 13



                       RIMAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                         MARCH 31,         DECEMBER 31,
                                                                                 1997               1996
                                                                             ------------       ------------
Current assets:                                                               (unaudited)
    Cash ..............................................................      $     19,646       $    117,322
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $1,074,833 and $1,084,910, respectively         7,178,095          5,070,738
    Inventories (note 2) ..............................................         3,597,534          4,027,553
    Income tax receivable .............................................           626,000            818,790
    Prepaid expenses and other current assets .........................           447,442            293,037
    Current installments of investment in  sales-type leases ..........           202,757            217,952
                                                                             ------------       ------------
              Total current assets ....................................        12,071,474         10,545,392
                                                                             ------------       ------------

Property and equipment, net ...........................................         7,278,206          7,814,430

Investment in sales-type leases, net of
     current installments .............................................           138,131            182,332
Goodwill ..............................................................           909,228            929,407
Other noncurrent assets ...............................................           475,831            537,944
                                                                             ------------       ------------
              Total assets ............................................      $ 20,872,870       $ 20,009,505
                                                                             ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable (note 4) ...........................      $  6,681,466       $  6,052,709
  Current installments of capital lease obligations ...................           319,528            311,343
  Trade accounts payable ..............................................         4,848,028          4,295,400
  Accrued expenses ....................................................         1,373,389          1,746,912
  Deferred income and customer deposits ...............................           583,683            429,822
                                                                             ------------       ------------
        Total current liabilities .....................................        13,806,094         12,836,186

Capital lease obligations, less current installments ..................         2,948,185          3,031,759
                                                                             ------------       ------------
        Total liabilities .............................................        16,754,279         15,867,945
                                                                             ------------       ------------

Minority interest in inactive subsidiary ..............................            57,907             57,907
Stockholders' equity:
  Common stock ........................................................            30,845             30,845
  Additional paid-in capital ..........................................        10,447,798         10,447,798
  Accumulated deficit .................................................        (6,315,261)        (6,330,291)
  Foreign currency translation adjustment .............................          (102,698)           (64,699)
                                                                             ------------       ------------
        Total stockholders' equity ....................................         4,060,684          4,083,653
                                                                             ------------       ------------
    Total liabilities and stockholders' equity ........................      $ 20,872,870       $ 20,009,505
                                                                             ============       ============

           See accompanying notes to consolidated financial statements




                       RIMAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1997              1996
                                                                          ------------       ------------
Revenues ...........................................................      $ 10,826,773       $ 11,050,506
Cost of revenues ...................................................         8,262,083          7,881,997
                                                                          ------------       ------------
          Gross profit .............................................         2,564,690          3,168,509
                                                                          ------------       ------------
Operating expenses:
   Engineering and development .....................................           556,693            776,848
   Selling, general and administrative .............................         1,735,918          2,210,886
                                                                          ------------       ------------
          Total operating expenses .................................         2,292,611          2,987,734
                                                                          ------------       ------------
          Operating earnings .......................................           272,079            180,775
                                                                          ------------       ------------
Other (expense) income :
   Interest ........................................................          (267,138)          (139,447)
   Gain (loss) on currency exchange ................................            (2,419)             5,093
   Other, net ......................................................            12,508             25,054
                                                                          ------------       ------------
          Total other expense, net .................................          (257,049)          (109,300)
                                                                          ------------       ------------

          Earnings before income taxes .............................            15,030             71,475
          Income tax expense .......................................                 0             24,000
                                                                          ------------       ------------
          Net earnings .............................................      $     15,030       $     47,475
                                                                          ============       ============
          Net earnings  per common and common
            equivalent share .......................................      $       0.01       $       0.02
                                                                          ============       ============

          Weighted average shares and  share equivalents outstanding         3,087,891          3,085,550
                                                                          ============       ============

           See accompanying notes to consolidated financial statements




                       RIMAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              1997              1996
                                                                          -----------       -----------

Cash flows from operating activities:
       Net  earnings ...............................................      $    15,030            47,475
       Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
            Depreciation and amortization ..........................          715,720           365,203
            Change in reserve for excess and obsolete inventories ..          (31,141)            1,206
            Change in reserve for doubtful accounts ................          (10,077)          (40,438)
            Gain on sale of property, plant, and equipment .........                0             7,650
       Changes in operating assets and liabilities:
            Trade accounts receivable ..............................       (2,097,280)        3,528,183
            Inventories ............................................          461,160           408,709
            Prepaid expenses and other current assets ..............         (154,405)         (311,726)
            Income tax receivable ..................................          192,790           (39,004)
            Accounts payable .......................................          552,628        (3,225,174)
            Accrued expenses .......................................         (373,523)          201,667
            Deferred income and customer deposits ..................          153,861           (86,250)
                                                                          -----------       -----------
                 Net cash (used in) provided by operating activities         (575,237)          857,501
                                                                          -----------       -----------
Cash flows from investing activities:
       Purchase of property, plant, and equipment ..................          (97,204)         (178,917)
       Other assets ................................................          (19,775)           33,884
       Payments on investment in sales-type leases .................           59,396            71,841
                                                                          -----------       -----------
            Net cash used in investing activities ..................          (57,583)          (73,192)
                                                                          -----------       -----------
Cash flows from financing activities:
       Proceeds from stock option exercise .........................                0            52,500
       Principal payments on capital lease obligation ..............          (75,389)           (8,011)
       Proceeds from other notes payable ...........................        8,361,233         2,461,000
       Repayment of other notes payable ............................       (7,732,476)       (3,150,680)
                                                                          -----------       -----------
            Net cash provided by (used in) financing activities ....          553,368          (645,191)
                                                                          -----------       -----------
Effect of exchange rate changes on cash ............................          (18,224)          (21,402)
                                                                          -----------       -----------
Net increase (decrease) in cash ....................................          (97,676)          117,716
Cash, beginning of period ..........................................          117,322           230,014
                                                                          -----------       -----------
Cash, end of period ................................................      $    19,646       $   347,730
                                                                          ===========       ===========

Supplemental disclosures of net cash paid (received) during the period for:

       Interest ....................................................      $   190,748       $   140,049
                                                                          ===========       ===========
       Income taxes ................................................      $  (147,924)      $    28,950
                                                                          ===========       ===========

        See accompanying notes to the consolidated financial statements.




                       RIMAGE CORPORATION AND SUBSIDIARIES

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)      BASIS OF PRESENTATION AND NATURE OF BUSINESS

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

          Effective September 29, 1995, Rimage Corporation and Dunhill Software
              Services (Dunhill) completed a merger. Dunhill had been a significant customer of Rimage. For financial reporting purposes, the merger has been recorded using the pooling-of-interests method of accounting under generally accepted accounting principles.

          Following this merger, the Company operates in two segments, Rimage
              Systems Group and Rimage Services Group. The Rimage Systems Group consists of substantially all of the former Rimage Companies. The Rimage Services Group consists of the former Dunhill operation in addition to the existing service business at Duplication Technology.

          The Systems Group develops, manufacturers and distributes duplication, and demagnetization equipment for computer media and associated peripheral devices. The Services Group provides computer media duplication and production services to software developers and manufacturers and information publishers.

          The Company extends unsecured credit to its customers, substantially all of whom are computer hardware, software and service companies, software developers and manufacturers or information publishers.


(2)      INVENTORIES

         Inventories consist of the following as of:

                                                March 31,       December 31,
                                                  1997              1996
                                              (unaudited)
---------------------------------------------------------------------------

Finished goods and demonstration equipment    $ 1,161,166         1,026,303
Work-in-process                                   489,714           527,378
Purchased parts and subassemblies               2,510,513         3,063,872
---------------------------------------------------------------------------
                                                4,156,393         4,617,553

Less reserve for excess inventories               558,859           590,000
---------------------------------------------------------------------------

                                              $ 3,597,534         4,027,553
===========================================================================


(3)      SEGMENT REPORTING

         The following table summarizes certain financial information for the Systems and Service segments:

                                          Three Months Ended March 31,
                                                   (unaudited)
                                        ---------------------------------
             (in thousands)                   1996              1997
-------------------------------------------------------------------------

Revenues from unaffiliated customers:
   Systems                                  $  4,731           4,728
   Service                                     6,096           6,322

Operating earnings (loss):
   Systems                                       425            (135)
   Service                                  $   (153)            316


                                             March 31,      December 31,
                                               1997             1996
                                           (unaudited)
                                           -----------      ------------
Net identifiable assets:
   Systems                                  $  8,641           9,137
   Service                                    12,232          10,873

         As of and for the quarter ended March 31, 1997, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $895,309, $4,717 and $1,978,454, respectively. As of and for the quarter ended March 31, 1996, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $1,284,828, $51,530, and 2,238,658, respectively.

(4)      NOTES PAYABLE TO BANK

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

          Under the Amended and Restated Credit Agreement, the term note discussed above remains payable, subject to demand at any time, in consecutive monthly installments of $77,800, plus accrued interest at two and three-quarters percent above the bank's reference rate until April 1, 1998 when the remaining principal balance and all unpaid accrued interest is due. The outstanding amount as of March 31, 1997 was $2,349,970.

          Also available to the Company under the Amended and Restated Credit
              Agreement are advances based on various percentages of qualified asset amounts, up to a maximum advance of $5,000,000. Outstanding advances are secured by substantially all Company assets and accrue interest at a rate equal to the bank's reference rate plus two and one-half percent. All advances are due and payable on demand. Borrowings outstanding under this line were $4,331,496 on March 31, 1997.

          Due to the demand feature of the Amended and Restated Credit
              Agreement, the Company has reflected all outstanding balances as current liabilities. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the forseeable future.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands. Three months ended March 31,

                                                                            1997           1996           %
                                                                                                        Change
                                                                           ------         ------        ------
         Revenues from unaffiliated customers:
            Systems.....................................................   $4,731         $4,728            -%
            Services....................................................    6,096          6,322         (3.6%)
                                                                           ------         ------
                    Total revenues......................................   10,827         11,051         (2.0%)

         Gross profit:
            Systems.....................................................    1,937          1,993         (2.8%)
            Service....................................................       628          1,176        (46.6%)
                                                                           ------         ------
                    Total cost of revenues..............................    2,565          3,169        (19.1%)

         Operating expenses:
            Systems.....................................................    1,512          2,129        (29.0%)
            Service.....................................................      781            859         (9.1%)
                                                                           ------         ------
                    Total operating expenses............................    2,293          2,988        (23.3%)

         operating earnings (loss):
            Systems.....................................................      425           (135)       415.8%
            Service.....................................................     (153)           316       (148.4%)
                                                                           ------         ------
                    Total operating earnings............................     $272           $181         50.3%
                                                                           ======         ======


RESULTS OF OPERATIONS

Rimage designs, manufactures and sells computer media duplication and printing systems, and also provides media duplication services. The Company's revenues decreased by 2% in the first quarter of 1997 when compared to first quarter of 1996. Consolidated net earnings for the quarter ended March 31, 1997 were $15,030 compared to first quarter 1996 net earnings of $47,475.

SYSTEMS SEGMENT -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Systems revenues (which include equipment sold from Rimage Systems - Minneapolis, Rimage Europe, Duplication Technology, and Knowledge Access International) for the quarter ended March 31, 1997 were consistent when compared to the first quarter of 1996. Domestic revenues in the first quarter of 1997 increased by approximately $400,000 when compared to the first quarter of 1996, while European revenues decreased by a similar amount. The increase in domestic revenues was primarily due to an increase in CD-Recordable ("CD-R") equipment sales combined with stable diskette equipment sales. The decrease in European revenues was primarily due to a significant decrease in diskette equipment sales with stable CD-R equipment sales.

Gross profit in the first three months of 1997 decreased by approximately $56,000, or 1.2% as a percentage of revenues, as compared to the same period of 1996. This decrease was due to a continued erosion of diskette equipment margins, offset by improved CD-R equipment margins.

Operating expenses for the quarter ended March 31, 1997 decreased by approximately $617,000 or 29.0% compared to the operating expenses in the same period of 1996. This decrease was primarily a result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996. The Company expects the trend of lower operating expenses in 1997 compared to operating expenses for the same periods in 1996 to continue.

Operating profit for the quarter ended March 31, 1997 was approximately $425,000 compared with an operating loss of approximately ($135,000) during the same period of 1996. This improvement was due to the aforementioned decrease in operating expenses during the first quarter of 1997 compared to the operating expenses in the same period of 1996.

SERVICE SEGMENT -- THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Service revenues (which include the revenues of the Rimage Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the quarter ended March 31, 1997 decreased by approximately $226,000 compared to the same period of 1996. This decrease resulted primarily from lower diskette duplication demand which was partially offset by incremental CD-ROM duplication from the Company's new CD-ROM stamping facility and due to increased outsourcing of product fulfillment.

Gross profit for the quarter ended March 31, 1997, as a percentage of revenues, decreased to 10.3% from 18.6% during the same period of 1996. This decrease was primarily due to lower gross profit from the aforementioned incremental CD-ROM duplication and outsourcing revenues.

Operating expenses for the quarter ended March 31, 1997 decreased by approximately $78,000 over the same period of 1996, and decreased, as a percentage of revenues, to 12.8% in 1997 from 13.6% in 1996. This decrease was a direct result of work force changes made in December of 1996.

Operating (loss) profit for the quarter ended March 31, 1997 and 1996 was approximately ($153,000) and $316,000, respectively. This decrease was primarily due to the aforementioned lower gross profit as a percentage of revenues.

CONSOLIDATED THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues for the three months ended March 31, 1997 decreased by approximately $224,000 when compared to the same period of 1996. This decrease was a result of a decline in Service revenues. The Company had three significant customers which accounted for 17%, 5% and 0% of revenues during the quarter ended March 31, 1997, and 15%, 0% and 21% of revenues during the quarter ended March 31, 1996.

Gross profit for the quarter ended March 31, 1997 as a percentage of revenues, decreased to 23.7% from 28.7% during the first quarter of 1996. This decrease was primarily due to substantially lower margins at Services.

Operating expenses for the quarter ended March 31, 1997 decreased by approximately $695,000 compared to the same period of 1996 and, as a percentage of sales, decreased to 21.2% from 27.0% in the same period of 1996. This decrease was a direct result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996.

Net other expense was approximately $148,000 higher in the first quarter of 1997 compared to the first quarter of 1996. This was primarily due to higher interest expense as a direct result of increased borrowing for working capital. Due to loss carryforwards, the Company did not record any income tax expense for the quarter ended March 31, 1997. This is compared to income tax expense of $24,000 for the quarter ended March 31, 1996.

Net earnings were approximately $15,000 for the quarter ended March 31, 1997 compared to net earnings of approximately $47,000 for the same period of 1996. Net earnings per share were $.01 for the quarter ended March 31, 1997 compared to net earnings per share of $.02 for the same period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was ($575,237) and $857,501 in the first quarter of 1997 and 1996, respectively. The 1997 use of cash from operating activities resulted primarily from an increase in accounts receivable of $2,097,280 and was partially offset by a decrease in inventories of $461,160 and an increase in accounts payable of $552,628.

Net cash used in investing activities was $57,583 and $73,192 during the first quarter of 1997 and 1996, respectively. At March 31, 1997 the Company had no significant commitments to purchase additional capital equipment.

At March 31, 1997, the Company's negative working capital was approximately $1,735,000 compared to $2,291,000 at December 31, 1996. The net cash provided by (used in) financing activities was $553,368 and ($645,191) for the quarters ended March 31, 1997 and 1996, respectively. The Company increased its bank debt by approximately $629,000 during the first quarter of 1997. The Company has a line of credit agreement totaling $5,000,000 with a bank, which expires April 1, 1998. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus 2 and 1/4 percent. At March 31, 1997, the Company had borrowings under this line totaling $4,331,496. The Company also has term note agreements totaling $2,349,970 under various terms that are secured by substantially all the Company's assets, and bear interest at the bank's reference rate plus 2 and 1/2 percent. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.



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

                  Not Applicable.


Item 5.           Other Information

                  Not Applicable.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           Exhibit No. 11.1  Calculation of Earnings Per Share.

                           Exhibit No. 27.1  Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           Not Applicable.



                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                                RIMAGE CORPORATION
                                                    Registrant



Date:   May 14, 1997                  By        /s/ Bernard P. Aldrich
     -------------------                  ----------------------------------
                                                  Bernard P. Aldrich
                                          Director, Chief Executive Officer,
                                                    and President
                                            (Principal Executive Officer)
                                            (Principal Financial Officer)


Date:   May 14, 1997                  By:      /s/ Marvin J. Hohl
     -------------------                  ----------------------------------
                                                 Marvin J. Hohl
                                                   Controller
                                           (Principal Accounting Officer)