Form 10-Q
period 1997-06-30
RIMAGE CORP
filed 1997-08-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     JUNE 30, 1997; OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________ TO__________.

                         COMMISSION FILE NUMBER: 0-20728

                               RIMAGE CORPORATION
             (Exact name of Registrant as specified in its charter)

           Minnesota                                     41-1577970
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  7725 Washington Avenue South. Edina MN 55439
                    (Address of principal executive offices)

                                  612-944-8144
              (Registrant's telephone number, including area code)

                                       NA
  (Former name, former address, and former fiscal year, if changed since last report.)

        Common Stock outstanding at August 12, 1997 -- 3,084,500 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

                               RIMAGE CORPORATION
                                   FORM 10-Q
                               TABLE OF CONTENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

           Description                                                    Page
           -----------                                                    ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets as of
               June 30, 1997 (unaudited) and
               December 31, 1996.......................................... 3

          Consolidated Statements of Operations
               (unaudited) for the Three and Six Month
               Ended June 30, 1997 and 1996............................... 4

          Consolidated Statements of Cash Flows
               (unaudited) for the Six Months
               Ended June 30, 1997 and 1996............................... 5

          Condensed Notes to Consolidated
               Financial Statements (unaudited)........................... 6-8

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation............... 9-12


PART II OTHER INFORMATION................................................. 12-15

Items 1-3.  None

Item 4.     Submission of Matters to a Vote of Security Holders........... 13

Item 5.     None

Item 6.     Exhibits and Reports on Form 8-K.............................. 14-15

SIGNATURES................................................................ 16

                        PART I -- FINANCIAL INFORMATION

Item 1.

                      RIMAGE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,         December 31,
                                                                             1997               1996
ASSETS                                                                   ------------       ------------
                                                                         (unaudited)
Current assets:
  Cash ............................................................      $     25,069       $    117,322
  Trade accounts receivable, net of allowance for doubtful accounts
    and sales returns of $428,744 and $1,084,910, respectively ....         6,206,480          5,070,738
  Inventories (note 2) ............................................         2,509,817          4,027,553
  Income tax receivable ...........................................           670,866            818,790
  Prepaid expenses and other current assets .......................           419,665            293,037
  Current installments of investment in sales-type leases .........           139,926            217,952
                                                                         ------------       ------------
        Total current assets ......................................         9,971,823         10,545,392
                                                                         ------------       ------------

Property and equipment, net .......................................         6,612,587          7,814,430

Investment in sales-type leases, net of
  current installments ............................................            49,021            182,332
Goodwill ..........................................................           889,049            929,407
Other noncurrent assets ...........................................           416,220            537,944
                                                                         ------------       ------------
        Total assets ..............................................      $ 17,938,700       $ 20,009,505
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable (note 4) ......................      $  4,856,428       $  6,052,709
   Current installments of capital lease obligations ..............           330,164            311,343
   Trade accounts payable .........................................         3,485,136          4,295,400
   Accrued expenses ...............................................         1,335,994          1,746,912
   Deferred income and customer deposits ..........................           578,212            429,822
                                                                         ------------       ------------
         Total current liabilities ................................        10,585,934         12,836,186

Capital lease obligations, net of current installments ............         2,860,211          3,031,759
                                                                         ------------       ------------
         Total liabilities ........................................        13,446,145         15,867,945
                                                                         ------------       ------------

Minority interest in inactive subsidiary ..........................            57,907             57,907

Stockholders' equity:
  Common stock ....................................................            30,845             30,845
  Additional paid-in capital ......................................        10,447,798         10,447,798
  Accumulated deficit .............................................        (5,909,210)        (6,330,291)
  Equity adjustment from foreign currency translation .............          (134,785)           (64,699)
                                                                         ------------       ------------
         Total stockholders' equity ...............................         4,434,648          4,083,653
                                                                         ------------       ------------
    Total liabilities and stockholders) equity ....................      $ 17,938,700       $ 20,009,505
                                                                         ============       ============

See accompanying condensed notes to consolidated financial statements.

                      RIMAGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                             June 30,
                                                      1997               1996              1997               1996
                                                  ------------       -----------       ------------       ------------
Revenues ...................................      $ 10,337,931       $ 9,899,902       $ 21,164,704       $ 20,950,408
Cost of revenues ...........................         7,440,193         7,725,934         15,702,276         15,607,931
                                                  ------------       -----------       ------------       ------------
     Gross Profit ..........................         2,897,738         2,173,968          5,462,428          5,342,477

Operating expenses:
  Engineering and development ..............           527,974           690,281          1,084,667          1,467,129
  Selling, general and administrative ......         1,702,394         2,270,396          3,438,312          4,481,282
                                                  ------------       -----------       ------------       ------------

     Total operating expenses ..............         2,230,368         2,960,677          4,522,979          5,948,411

                                                  ------------       -----------       ------------       ------------
     Operating earnings (loss) .............           667,370          (786,709)           939,449           (605,934)
                                                  ------------       -----------       ------------       ------------

Other income (expense)
  Interest expense, net ....................          (244,927)         (132,047)          (512,065)          (271,494)
  Gain (loss) on currency exchange .........            41,159           (16,700)            38,740            (11,607)
  Other, net ...............................             2,591            14,097             15,099             39,151
                                                  ------------       -----------       ------------       ------------

     Total other expense, net ..............          (201,177)         (134,650)          (458,226)          (243,950)

                                                  ------------       -----------       ------------       ------------
     Net earnings (loss) before income taxes           466,193          (921,359)           481,223           (849,884)

     Income taxes ..........................            60,143           (24,000)            60,143                  0
                                                  ------------       -----------       ------------       ------------
     Net earnings (loss) ...................      $    406,050       ($  897,359)      $    421,080       ($   849,884)
     Net earnings (loss) per common
       and common equivalent share .........      $       0.14       ($     0.29)      $       0.15       ($      0.27)
                                                  ============       ===========       ============       ============
     Weighted average shares and share
       equivalents outstanding .............         3,110,395         3,092,961          3,103,847          3,108,120
                                                  ============       ===========       ============       ============

See accompanying condensed notes to the consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                         1997              1996
                                                                    ------------       -----------
Cash flows from operating activities:
     Net earnings (loss) .....................................      $    421,080       $  (849,884)
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization .......................         1,394,694           718,739
         Change in reserve for excess and obsolete inventories            13,895           (50,000)
         Change in reserve for doubtful accounts .............           (49,000)         (117,951)
         Loss (gain) on sale of property, plant, and equipment            69,424            (1,408)
         Deferred income tax .................................                 0           (83,388)
     Changes in operating assets and liabilities:
         Trade accounts receivable ...........................        (1,086,742)        4,066,167
         Inventories .........................................         1,503,841           445,149
         Prepaid expenses and other current assets ...........          (126,628)         (793,440)
         Income tax receivable ...............................           147,924             9,277
         Accounts payable ....................................          (810,264)       (3,181,308)
         Accrued expenses ....................................          (410,918)          172,578
         Deferred income and customer deposits ...............           148,390           416,080
                                                                    ------------       -----------
               Net cash provided by operating activities .....         1,215,696           750,611
                                                                    ------------       -----------

Cash flows from investing activities:
     Purchase of property, plant, and equipment ..............          (237,916)         (780,205)
     Proceeds from the sale of property and equipment ........            16,000            13,150
     Other assets ............................................           121,724           131,109
     Payments on investment in sales-type leases .............           211,337           139,813
                                                                    ------------       -----------
          Net cash provided by (used in) investing activities            111,145          (496,133)
                                                                    ------------       -----------

Cash flows from financing activities:
     Proceeds from stock option exercise .....................                 0           146,250
     Principal payments on capital lease obligation ..........          (152,727)           (8,207)
     Proceeds from other notes payable .......................        18,107,751         6,591,000
     Repayment of other notes payable ........................       (19,304,032)       (6,920,167)
                                                                    ------------       -----------
          Net cash used in financing activities ..............        (1,349,008)         (191,124)
                                                                    ------------       -----------
Effect of exchange rate changes on cash ......................           (70,086)          (27,276)
                                                                    ------------       -----------
Net increase (decrease) in cash ..............................           (92,253)           36,078
Cash, beginning of period ....................................           117,322           230,014
                                                                    ------------       -----------
Cash, end of period ..........................................      $     25,069       $   266,092
                                                                    ============       ===========

See accompanying condensed notes to the consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION AND NATURE OF BUSINESS

     The consolidated financial statements include the accounts of Rimage Corporation, Rimage Europe GmbH, A/G Systems Inc., d/b/a Duplication Technology, Knowledge Access International (Knowledge Access) and operations of Rimage Services Group (formerly Dunhill Software Services which merged with Rimage in 1995 using pooling-of-interest accounting), collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)  INVENTORIES

     Inventories consist of the following as of:

                                                  June 30,      December 31,
                                                   1997            1996
                                                (unaudited)
                                                ----------      ----------

Finished goods and demonstration equipment      $  951,238      $1,026,303
Work-in-process                                    319,156         527,378
Purchased parts and subassemblies                1,843,318       3,063,872
                                                ----------      ----------
                                                 3,113,712       4,617,553

Less reserve for excess inventories                603,895         590,000
                                                ----------      ----------

                                                $2,509,817      $4,027,553
                                                ==========      ==========

(3)  SEGMENT REPORTING

     The following table summarizes certain financial information for the Systems and Service segments:

                                               Six Months Ended June 30,
                                                      (unaudited)
            (in thousands)                      1997              1996
            --------------                   ---------         ---------
Revenues from unaffiliated customers:
  Systems                                    $  10,548         $  10,962
  Service                                       10,617             9,988

Operating earnings (loss):
  Systems                                        1,228              (578)
  Service                                         (288)              (28)


                                              June 30,         December 31,
                                                1997              1996
                                            (unaudited)
                                            -----------        ------------
Net identifiable assets:
  Systems                                    $   8,544         $   9,137
  Service                                        9,395            10,873

     As of and for the six months ended June 30, 1997, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $1,990,976, ($57,727) and $2,029,068, respectively.

                       RIMAGE CORPORATION AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     As of and for the six months ended June 30, 1996, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $2,423,497, $35,769 and 2,497,240, respectively.

(4)  NOTES PAYABLE TO BANK

     On October 13, 1995, Rimage signed a Credit Agreement which consolidated and redefined all previously outstanding Rimage and Dunhill debt. This credit agreement covered all of the term and revolving notes discussed below. The Company was required to maintain certain financial ratios as a part of the agreement. The Company obtained a waiver from the bank regarding the tangible capital base, working capital amount, leverage ratio, and net profit requirement which were not in compliance as of and for the year ended December 31, 1996.

     The Company had a term note agreement with a bank. Borrowings under the agreement were secured by substantially all Company assets, accrued interest at the bank's reference rate plus two and three quarters percent and were payable on demand. The outstanding amount as of December 31, 1996 was $2,583,302.

     The Company also had a revolving line of credit agreement which was payable on demand. The line of credit provided for borrowings up to $5,000,000. Borrowings under this agreement were secured by substantially all Company assets and accrued interest at the bank's reference rate plus two and one half percent. Borrowings outstanding under this line were $3,469,407 on December 31, 1996.

     Effective March 31, 1997, Rimage signed an Amended and Restated Credit Agreement which amended the October 13, 1995 Credit Agreement and covers the term and revolving notes discussed above.

     Under the Amended and Restated Credit Agreement, the term note discussed above remains payable on demand, in consecutive monthly installments of $77,777, plus accrued interest at two and three quarters percent above the bank's reference rate until April 1, 1998 when the remaining principal balance and all unpaid accrued interest is due. The outstanding amount as of June 30, 1997 was $2,116,636.

     Also available to the Company under the Amended and Restated Credit Agreement are advances based on various percentages of qualified asset amounts, up to a maximum advance of $5,000,000. Outstanding advances are secured by substantially all Company assets and accrue interest at a rate equal to the bank's reference rate plus two and one-half percent. All advances are due and payable on demand. Borrowings outstanding under this line were $2,739,793 on June 30, 1997.

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

                                           Three months ended            Six months ended
                                                June 30,                      June 30,
                                         ----------------------       -----------------------
                                           1997           1996          1997           1996
                                         --------       -------       --------       --------
Revenues to unaffiliated customers:
  Systems .........................      $  5,816       $ 6,234       $ 10,548       $ 10,962
  Services ........................         4,522         3,666         10,617          9,988
                                         --------       -------       --------       --------
     Total Revenues ...............        10,338         9,900         21,165         20,950

Cost of Revenues:
  Systems .........................         3,467         4,345          6,261          7,050
  Service .........................         3,973         3,381          9,441          8,558
                                         --------       -------       --------       --------
     Total Cost of Revenues .......         7,440         7,726         15,702         15,608

Operating Expenses:
  Systems .........................         1,546         2,362          3,059          4,490
  Service .........................           684           599          1,464          1,458
                                         --------       -------       --------       --------
     Total Operating Expenses .....         2,230         2,961          4,523          5,948

Operating Earnings (Loss):
  Systems .........................           803          (473)         1,228           (578)
  Service .........................          (135)         (314)          (288)           (28)
                                         --------       -------       --------       --------

Total Operating Earnings (Loss) ...      $    668       $  (787)      $    940       ($   606)
                                         ========       =======       ========       ========


RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forwardlooking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market.

Rimage designs, manufactures and sells computer media duplication and printing systems, and provides media duplication and fulfillment services. The Company's revenues increased by 4.4% and 1.0% in the three and six months ended June 30, 1997, respectively, when compared to the three and six months ended June 30, 1996. Consolidated net earnings for the three and six months ended June 30, 1997 were $406,050 and $421,080, respectively, compared to a net loss of ($897,359) and ($849,884), respectively, for the three and six months ended June 30, 1996.

SYSTEMS SEGMENT -- THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Systems revenues (which include equipment sold from Rimage Systems Group, Rimage Europe, Duplication Technology, and Knowledge Access International) for the three and six months ended June 30, 1997 decreased by $417,744 and $414,527, respectively, when compared to the same periods of 1996. These decreases were primarily due to significant increases in core business system revenues of $1,599,667 and $1,636,063, respectively, offset by significant decreases in non-core business revenues of $2,017,411 and $2,050,590, respectively, after the shut-down of certain non-core business operations in December of 1996. The increase in core business revenues was primarily due to an increase in CD-Recordable ("CD-R") equipment sales combined with stable diskette equipment sales.

Gross profit for the three and six months ended June 30, 1997, increased by $460,123 and $373,760, or 10.1 % and 4.9% as a percentage of sales, respectively, when compared to the same periods of 1996. These increases were primarily due to the aforementioned sales mix change between core and non-core businesses.

Operating expenses for the three and six months ended June 30, 1997 decreased by $815,072 and $1,431,803, or 34.5% and 31.9%, respectively, when compared to operating expenses for the same period of 1996. These decreases were primarily a result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996. The Company expects the trend of lower operating expenses in 1997 compared to operating expenses for the same periods in 1996 to continue.

Operating profit for the three and six months ended June 30, 1997 was $802,816 and 1,227,962, respectively, compared with an operating loss of $472,379 and $577,601, respectively, for the same periods of 1996. This improvement was due to the aforementioned change in sales mix and decrease in operating expenses during the first six months of 1997 compared to the same period of 1996.

SERVICE SEGMENT -- THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Service revenues (which include the revenues of the Rimage Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the three and six months ended June 30, 1997, increased by $855,773 and $628,823, respectively, when compared to the same periods of 1996. These increases resulted primarily due to incremental CD-ROM duplication from the Company's new CD-ROM stamping facility and due to increased outsourcing of product fulfillment, offset by lower diskette duplication demand.

Gross profit as a percentage of revenues for the three months ended June 30, 1997, increased to 12.1 % from 7.8% and decreased to 11.1% from 14.3% for the six months ended June 30, 1997, when compared to the same periods of 1996. These margin changes were primarily due to a lower gross profit from the aforementioned incremental CD-ROM duplication and outsourcing revenues, offset by personnel and manufacturing operation changes that were made in the second quarter of 1997 to improve those margins.

Operating expenses for the three and six months ended June 30, 1997 remained consistent when compared to the same periods of 1996, and decreased, as a percentage of revenues, from 16.3% to 15.1%, and from 14.6% to 13.8%, respectively. These decreases were a direct result of work force changes made in December of 1996.

Operating loss for the three and six months ended June 30, 1997, was ($135,445) and ($288,512), respectively, compared with an operating loss of ($314,330) and ($28,333), respectively, for the same periods of 1996. These changes in operating loss were primarily due to the aforementioned gross profit changes.

CONSOLIDATED THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues for the three and six months ended June 30, 1997, increased by $438,029 and $214,296, respectively, when compared to the same periods of 1996. These increases were primarily a result of increased revenues from the Company's core businesses, offset by the shut down of non-core businesses.

Gross profit, as a percentage of revenues, for the three and six months ended June 30, 1997, increased to 28.0% and 25.8%, respectively, from 22.0% and 25.5% for the three and six months ended June 30,1996. These increases were primarily due to the aforementioned sales mix change between core and non-core businesses, offset by lower gross profit from incremental CD-ROM duplication and outsourcing revenues.

Operating expenses for the three and six months ended June 30, 1997 decreased by $730,309 and $1,425,432, respectively, when compared to the same periods of 1996, and as a percentage of revenues, decreased to 21.6% from 29.9%, and to 21.4% from 28.4%, respectively, when compared to the same periods of 1996. This decrease was a direct result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996.

Other expense, net, for the three and six months ended June 30, 1997, increased by $66,527 and $214,276, respectively, when compared to the same periods of 1996. This was primarily due to higher interest expense as a direct result of increased borrowing for working capital and capital investment in the second half of 1996.

Due to significant loss carryforwards as of December 31, 1996, the Company's income tax expense for the three and six months ended June 30, 1997, was $60,143. The Company expects this trend to continue due to significant remaining loss carryforwards.

Net earnings for the three and six months ended June 30, 1997, were $406,051 and $421,081, respectively, compared to a net loss of ($897,359) and ($849,884), respectively, for the same periods of 1996. Net earnings per share for the three and six months ended June 30, 1997, were $.14 and $.15, respectively, compared to a net loss per share of ($.29) and ($.27) for the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the first six months of 1997 and 1996 was $1,215,696 and $750,611, respectively. The cash provided from operating activities during the first six months of 1997 resulted from a net of the following: net earnings of $421,080; depreciation expense of $1,394,694; an increase in receivables of $1,135,742; a decrease in inventory of $1,517,736; and a decrease in accounts payable and accrued expenses of $ 1,221,182.

Net cash provided by (used in) investing activities was $111,145 and ($496,133) during the first six months of 1997 and 1996, respectively. The change which provided cash from investing activities during the first six months of 1997 was primarily due to a focus on fewer property, plant, and equipment purchases. At June 30, 1997 the Company had no significant commitments to purchase additional capital equipment.

At June 30, 1997, the Company's negative working capital was $614,111 compared to $2,290,794 at December 31, 1996. The net cash used in financing activities was $1,349,008 and $191,124 for the six months ended June 30, 1997 and 1996, respectively. The Company decreased its bank debt by approximately $ 1,200,000 during the first six months of 1997. The Company has a line of credit agreement totaling $5,000,000 with a bank, which expires April 1, 1998. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus two and one-half percent. At June 30, 1997, the Company had borrowings under this line totaling $2,739,793. The Company also has term note agreements totaling $2,116,636 under various terms that are secured by substantially all the Company's assets, and bear interest at the bank's reference rate plus two and three-quarters percent. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.


                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable.


Item 2.  Changes in Securities

         Not Applicable.


Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders' was held on June 11, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                   Nominee              In Favor            Withheld
                   -------              --------            --------

               Bernard Aldrich          2,853,036           137,716
               Ronald Fletcher          2,853,786           136,966
               Robert Hoffman           2,852,086           138,666
               George Kline             2,853,886           136,866
               Richard McNamara         2,853,786           136,966
               Dr. Joseph Miceli        2,853,761           136,991
               David Suden              2,853,636           137,116

         The results of the voting on the following additional items were as follows:

         (a) Ratification of the selection of KPMG Peat Marwick LLP as independent accountants to audit the consolidated financial statements of Rimage Corporation for the year ending December 31, 1997. The votes of the stockholders on this ratification were as follows:

         In Favor           Opposed          Abstained        Broker Non-Vote
         --------           -------          ---------        ---------------

         2,980,927           1,948             7,877                -0-

         (a) Approval of amendment to the 1992 Stock Option Plan to increase the number of shares reserved for issuance thereunder. The votes of the stockholders on this amendment were as follows:

         In Favor           Opposed          Abstained        Broker Non-Vote
         --------           -------          ---------        ---------------

         1,876,918          189,215            9,660              914,959

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit No. 11.1  Calculation of Earnings Per Share

                  Exhibit No. 27.1  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Not Applicable.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.


                                             RIMAGE CORPORATION
                                             ------------------
                                                 Registrant



Date:   August 14, 1997                 By: /s/ Bernard P. Aldrich
     ------------------                     ----------------------
                                              Bernard P. Aldrich
                                       Director, Chief Executive Officer,
                                                and President
                                         (Principal Executive Officer)
                                         (Principal Financial Officer)


Date:   August 14, 1997                 By:    /s/Marvin J. Hohl
     ------------------                        -----------------
                                                 Marvin J. Hohl
                                                  Controller
                                         (Principal Accounting Officer)