Form 10-Q
period 1997-09-30
RIMAGE CORP
filed 1997-11-14
CIK 892482

                                                                       CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          SEPTEMBER 30, 1997; OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________.


                        COMMISSION FILE NUMBER:   0-20728
                                                  -------

                               RIMAGE CORPORATION
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Minnesota                       41-1577970
    -------------------------------    ------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

                 7725 Washington Avenue South, Edina, MN  55439
                ------------------------------------------------
                    (Address of principal executive offices)

                                  612-944-8144
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   NA
      ----------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report.)


     Common Stock outstanding at November 12, 1997 -- 3,090,502 shares of $.01 par value Common Stock.


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

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
             FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 1997


               DESCRIPTION                                              PAGE
               -----------                                              ----

PART I         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
                 September 30, 1997 (unaudited) and
                 December 31, 1996 ...................................   3

               Consolidated Statements of Operations
                 (unaudited) for the Three and Nine Months
                 Ended September 30, 1997 and 1996 ...................   4

               Consolidated Statements of Cash Flows
                 (unaudited) for the Nine Months
                 Ended September 30, 1997 and 1996 ...................   5

               Condensed Notes to Consolidated
                 Financial Statements (unaudited)  ...................   6-7

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .......   8-12



PART II   OTHER INFORMATION ..........................................   13

     Items 1-5.  None

     Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES ...........................................................   14

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                            September 30,     December 31,
                                                      1997              1996
                                                  -------------     ------------
Current assets:                                   (unaudited)
  Cash .........................................  $    12,850       $  117,322
  Trade accounts receivable, net of allowance
    for doubtful accounts and sales returns of
    $571,860 and $1,084,910 respectively .......    4,522,310        5,070,738
  Inventories (note 2) .........................    2,730,941        4,027,553
  Income tax receivable.........................       24,711          818,790
  Prepaid expenses and other current assets.....      393,675          293,037
  Current installments of investment
    in sales-type leases .......................      125,420          217,952
                                                  -----------      -----------
      Total current assets .....................    7,809,907       10,545,392
                                                  -----------      -----------
Property, plant, and equipment, net.............    6,235,325        7,814,430

Investment in sales-type leases, net of
  current installments .........................       21,592          182,332
Goodwill .......................................      868,870          929,407
Other assets ...................................      354,541          537,944
                                                  -----------      -----------
      Total assets .............................  $15,290,235      $20,009,505
                                                  -----------      -----------
                                                  -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable .............  $ 2,865,113       $6,052,709
  Current installments of capital lease
    obligations ................................      341,548          311,343
  Trade accounts payable .......................    2,566,435        4,295,400
  Accrued expenses .............................    1,181,524        1,746,912
  Deferred income and customer deposits.........      550,242          429,822
                                                  -----------      -----------
   Total current liabilities ...................    7,504,862       12,836,186

Capital lease obligations, less
  current installments .........................    2,755,526        3,031,759
                                                  -----------      -----------
    Total liabilities ..........................   10,260,388       15,867,945
                                                  -----------      -----------

Minority interest in inactive subsidiary .......       57,907           57,907
Stockholders' equity (note 4):
  Common stock .................................       30,898           30,845
  Additional paid-in capital ...................   10,463,750       10,447,798
  Accumulated deficit (note 4) .................  (5,382,776)      (6,330,291)
  Equity adjustment from foreign currency
    translation ................................    (139,932)         (64,699)
                                                  -----------      -----------
     Total stockholders' equity ................    4,971,940        4,083,653
                                                  -----------      -----------
   Total liabilities and stockholders' equity ..  $15,290,235      $20,009,505
                                                  -----------      -----------
                                                  -----------      -----------

See accompanying  condensed notes to consolidated financial statements

                        RIMAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                         1997           1996          1997          1996
                                                      ----------    -----------   -----------    -----------
Revenues............................................  $8,443,604    $12,121,699   $29,608,308    $33,072,107
Cost of revenues....................................   5,758,059      9,333,752    21,460,335     24,941,683
                                                      ----------    -----------   -----------    -----------
      Gross Profit..................................   2,685,545      2,787,947     8,147,973      8,130,424
Operating expenses:
   Engineering and development......................     425,862        587,113     1,510,529      2,054,242
   Selling, general and administrative..............   1,606,179      2,058,406     5,044,491      6,539,688
                                                      ----------    -----------   -----------    -----------

      Total operating expenses......................   2,032,041      2,645,519     6,555,020      8,593,930
                                                      ----------    -----------   -----------    -----------

      Operating earnings (loss).....................     653,504        142,428     1,592,953       (463,506)
                                                      ----------    -----------   -----------    -----------

Other income (expense)
   Interest expense, net............................   (183,863)       (167,603)     (695,928)      (439,097)
   Gain (loss) on currency exchange.................    (10,562)         38,942        28,178         27,335
   Other, net.......................................      97,213         23,318       112,312         62,469
                                                      ----------    -----------   -----------    -----------

      Total other expense, net......................     (97,212)      (105,343)     (555,438)      (349,293)
                                                      ----------    -----------   -----------    -----------

      Net earnings (loss) before income taxes.......     556,292         37,085     1,037,515       (812,799)
      Income taxes..................................      29,857              -        90,000              -
                                                      ----------    -----------   -----------    -----------
      Net earnings  (loss)..........................  $  526,435      $  37,085    $  947,515      $(812,799)
                                                      ----------    -----------   -----------    -----------
                                                      ----------    -----------   -----------    -----------

      Net earnings (loss) per common
        and common equivalent share.................  $     0.15      $    0.01    $     0.29       $  (0.26)
                                                      ----------    -----------   -----------    -----------
                                                      ----------    -----------   -----------    -----------

      Weighted average shares and share
        equivalents outstanding.....................    3,386,563      3,118,432    3,313,970      3,107,427
                                                      ----------    -----------   -----------    -----------
                                                      ----------    -----------   -----------    -----------


See accompanying condensed notes to the consolidated financial statements

                      RIMAGE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1997          1996
                                                                      ----------    -----------
Cash flows from operating activities:.............................
     Net income (loss) ...........................................    $  947,515    $  (812,799)
     Adjustments to reconcile net income (loss) to net cash.......
       provided by operating activities:
          Depreciation and amortization...........................     1,835,988      1,120,775
          Change in reserve for excess and obsolete inventories...        21,787       (110,000)
          Change in reserve for doubtful accounts.................      (513,050)      (124,744)
          Loss (gain) on sale of property, plant, and equipment...        74,783         (3,469)
          Deferred income tax.....................................             0       (123,388)
          Increase in investment in sales-type leases.............             0        (73,452)
     Changes in operating assets and liabilities:
          Trade accounts receivable...............................     1,061,478      1,272,352
          Inventories.............................................     1,274,825        (18,524)
          Prepaid expenses and other current assets...............      (100,638)        (91,903)
          Income tax receivable...................................       794,079          6,417
          Accounts payable .......................................    (1,728,965)      (272,193)
          Accrued expenses .......................................      (565,388)       163,838
          Deferred income and customer deposits...................       120,420       (291,608)
                                                                     ------------    -----------
          Net cash provided by operating activities ..............     3,222,834        641,302
                                                                     ------------    -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment...................      (287,129)    (5,160,376)
     Proceeds from the sale of property and equipment.............        16,000         20,650
     Other assets.................................................       183,403        259,575
     Payments on investment in sales-type leases .................       253,272        205,893
                                                                     ------------    -----------
          Net cash provided by (used in) investing activities.....       165,546     (4,674,258)
                                                                     ------------    -----------
Cash flows from financing activities:
     Proceeds from capital lease equipment financing .............             0      1,822,770
     Proceeds from stock option exercise .........................        16,005        146,250
     Principal payments on capital lease obligation...............      (246,028)       (16,603)
     Proceeds from other notes payable ...........................    26,001,642     13,993,300
     Repayment of other notes payable.............................   (29,189,238)   (12,066,041)
                                                                     ------------    -----------
          Net cash provided by (used in) financing activities.....    (3,417,619)     3,879,676
                                                                     ------------    -----------
Effect of exchange rate changes on cash...........................       (75,233)       (52,022)
                                                                     ------------    -----------
Net decrease in cash .............................................      (104,472)      (205,302)
Cash, beginning of period.........................................       117,322        230,014
                                                                     ------------    -----------
Cash, end of period...............................................   $    12,850     $   24,712
                                                                     ------------    -----------
                                                                     ------------    -----------


See accompanying condensed notes to the consolidated financial statements.

                      RIMAGE CORPORATION AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION AND NATURE OF BUSINESS

     The Company operates in two segments, Rimage Systems Division and Rimage
       Services Division. The Rimage Systems Division consists of substantially all of the former Rimage Companies. The Rimage Services Division consists of the former Dunhill operation in addition to the existing service business at Duplication Technology.

     The Systems Division develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long term involvement in diskette duplication and publishing equipment. The Services Division provides computer media duplication and production services to software developers and manufacturers and information publishers.

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

(2)  INVENTORIES

  Inventories consist of the following:

                                                    September 30,   December 31,
                                                         1997           1996
--------------------------------------------------------------------------------
                                                      (unaudited)
Finished goods and demonstration equipment            $  903,077   $  1,026,303
Work-in-process                                          315,441        527,378
Purchased parts and subassemblies                      2,124,210      3,063,872
--------------------------------------------------------------------------------
                                                       3,342,728      4,617,553

Less reserve for excess inventories                      611,787        590,000
--------------------------------------------------------------------------------
                                                    $  2,730,941   $  4,027,553
--------------------------------------------------------------------------------


                                   -6-                      (continued)

                   RIMAGE CORPORATION AND SUBSIDIARIES
     CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)  SEGMENT REPORTING

     The following table summarizes certain financial information for the Systems and Service segments:

                                               Nine Months Ended September 30,
                                                         (unaudited)
                                             -----------------------------------
             (in thousands)                          1997             1996
--------------------------------------------------------------------------------

Revenues from unaffiliated customers:
  Systems                                         $  15,428         $  18,524
  Service                                            14,180            14,548

Operating earnings (loss):
  Systems                                             2,125              (473)
  Service                                              (532)                9


                                                 September 30,      December 31,
                                                     1997               1996
                                                 -------------      ------------
Net identifiable assets:                          (unaudited)
  Systems                                          $  7,371          $  9,137
  Service                                             7,919            10,873


     As of and for the nine months ended September 30, 1997, revenues from unaffiliated customers, operating loss, and net identifiable assets from foreign operations were $3,157,000, $(178,000) and $1,753,000, respectively. As of and for the nine months ended September 30, 1996, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $3,803,000, $(9,000) and $2,169,000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                             1997      1996      1997      1996
                                           -------   -------   -------   -------
Revenues from Unaffiliated Customers:
    Systems.............................    $4,881    $7,562   $15,428   $18,524
    Services ...........................     3,563     4,560    14,180    14,548
                                           -------   -------   -------   -------
        Total Revenues .................     8,444    12,122    29,608    33,072

Cost of Revenues:
    Systems.............................     2,670     5,555     8,931    12,605
    Service.............................     3,088     3,779    12,529    12,337
                                           -------   -------   -------   -------
        Total Cost of Revenues .........     5,758     9,334    21,460    24,942

Gross Profit:
    Systems.............................     2,211     2,007     6,497     5,919
    Service.............................       475       781     1,651     2,211
                                           -------   -------   -------   -------
        Total Gross Profit .............     2,686     2,788     8,148     8,130

Operating Expenses:
     Systems ...........................     1,314     1,903     4,372     6,392
     Service ...........................       718       743     2,183     2,202
                                           -------   -------   -------   -------
         Total Operating Expenses.......     2,032     2,646     6,555     8,594

Operating Earnings (Loss):
     Systems ...........................       898       104     2,125     (473)
     Service ...........................     (244)        38     (532)         9
                                           -------   -------   -------   -------
    Total Operating Earnings (Loss).....      $654      $142    $1,593    $(464)
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------

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

     Rimage has two primary divisions, as follows: 1) The Systems Division that designs, manufactures and sells high performance, on-demand publishing and duplication systems for CD-R's and diskettes and 2) the Service Division that provides media duplication and fulfillment services for most computer media types, including diskette, CD ROM, tape and other media such as Zip and Jazz disks. The Company's revenues decreased by 30.3% and 10.5% in the three and nine months ended September 30, 1997, respectively, when compared to the three and nine months ended September 30, 1996. Consolidated net earnings for the three and nine months ended September 30, 1997 were $526,000 and $948,000 respectively, compared to net earnings of $37,000 and a net loss of $(813,000), respectively, for the three and nine months ended September 30, 1996.

SYSTEMS DIVISION -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Systems Division revenues (which include equipment sold from Rimage
       Systems Group, Rimage Europe, Duplication Technology, and Knowledge Access International) for the three and nine months ended September 30, 1997 decreased by $2,681,000 and $3,096,000, respectively, when compared to the same periods of 1996. These decreases were primarily due to significant decreases in non-core business revenues of $3,314,000 and $5,332,000, respectively, after the shut-down of certain non-core business operations in December of 1996 and May of 1997, offset by significant increases in core business system revenues of $633,000 and $2,236,000, respectively. The increase in core business revenues was primarily due to an increase in CD-R equipment sales.

     Systems Division gross profit for the three and nine months ended
       September 30, 1997, increased by $205,000 and $578,000, or 18.8% and
       10.2% as a percentage of sales, respectively, when compared to the same periods of 1996. These increases were primarily due to the increased sales of higher margin CD-R products and the discontinuation of lower margin products as a result of the shut-down of non-core business operations.

     Systems Division operating expenses for the three and nine months ended September 30, 1997 decreased by $589,000 and $2,020,000, or 30.9% and 31.6%, respectively, when compared to operating expenses for the same period of 1996. These decreases were primarily a result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996 and May 1997. The Company expects this trend of comparative lower operating expenses to continue through the end of 1997.

     Systems Division operating earnings for the three and nine months ended
       September 30, 1997 were $898,000 and $2,125,000, respectively, compared with operating earnings of $104,000 and an operating loss of $473,000, respectively, for the same periods of 1996. These improvements were due to the aforementioned change in sales mix and decreases in operating expenses during the three and nine months ended September 30, 1997 compared to the same periods of 1996.

SERVICE DIVISION -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Service Division revenues (which include the revenues of the Rimage
       Service Group, formerly "Dunhill", as well as the service business of Duplication Technology) for the three and nine months ended September 30, 1997, decreased by $997,000 and $368,000, respectively, when compared to the same periods of 1996. These decreases were primarily due to lower diskette duplication demand offset by incremental CD-ROM duplication from the Company's CD-ROM stamping facility. The Company anticipate moving CD-ROM equipment from this facility during the fourth quarter 1997 for which $200,000 has been reserved during the third quarter 1997 to account for the predicted costs.

     Service Division gross profit as a percentage of revenues for the three and nine months ended September 30, 1997, decreased to 13.3% and 11.6% from 17.1% and 15.2%, respectively, when compared to the same periods of 1996. These margin changes were primarily due to a lower gross profit from the aforementioned incremental CD-ROM duplication offset by personnel and manufacturing operation changes that were made during the second and third quarters of 1997 to improve those margins.

     Service Division operating expenses for the three and nine months ended September 30, 1997 were $718,000 and $2,183,000, respectively, compared to $743,000 and $2,202,000, respectively, for the same periods of 1996. Both the three and nine month periods of 1997 contain $200,000 of reserve expense to cover the costs of moving CD-ROM equipment, as mentioned in the paragraph above. The decreases of operating expenses from the three and nine month periods of 1997 to 1996 were a direct result of work force changes made in December 1996.

     Service Division operating loss for the three and nine months ended
       September 30, 1997, was $(244,000) and $(532,000), respectively, compared with operating earnings of $38,000 and $9,000, respectively, for the same periods of 1996. These changes in operating earnings/losses were primarily due to the aforementioned gross profit changes.

CONSOLIDATED THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues for the three and nine months ended September 30, 1997, decreased by $3,678,000 and $3,464,000, respectively, when compared to the same periods of 1996. These decreases were primarily a result of the shut down of non-core businesses offset by increased revenues from the Company's core businesses.

     Gross profit, as a percentage of revenues, for the three and nine months ended September 30, 1997, increased to 31.8% and 27.5%, respectively, from 23.0% and 24.6% for the three and nine months ended September
       30, 1996. These increases were primarily due to the aforementioned sales mix change between core and non-core businesses, offset by lower gross profit from incremental CD-ROM duplication.

     Operating expenses for the three and nine months ended September 30, 1997 decreased by $614,000 and $2,039,000, respectively, when compared to the same periods of 1996. These decreases were a direct result of work force changes and the decision to shut-down certain non-core business facilities and divisions in December of 1996 and May 1997.

     Other expense, net, for the three and nine months ended September 30, 1997, decreased by $8,000 and increased by $206,000, respectively, when compared to the same periods of 1996. This was primarily due to higher interest expense as a direct result of increased borrowing for working capital and capital investment beginning in the second half of 1996.

     Due to significant loss carryforwards as of December 31, 1996, the Company's income tax expense for the three and nine months ended September 30, 1997, were $30,000 and $90,000, respectively. The Company expects this trend to continue due to significant remaining loss carryforwards.

     Net earnings for the three and nine months ended September 30, 1997, were $526,000 and $948,000, respectively, compared to net earnings of $37,000 and a net loss of $(813,000), respectively, for the same periods of 1996. Net earnings per share for the three and nine months ended September 30, 1997, were $.15 and $.29, respectively, compared to net earnings per share of $.01 and a net loss per share of ($.26) for the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities during the first nine months of 1997 and 1996 was $3,223,000 and $641,000, respectively. The main sources of cash provided from operating activities during the first nine months of 1997 include: net earnings of $948,000; depreciation and amortization expense of $1,836,000; a decrease in receivables of $548,000 as a result of increased emphasis on the timely collection of receivables; a decrease in inventory of $1,297,000 primarily due to concentrated efforts to reduce excess inventories at specific locations within the Systems and Service Divisions; offset by a decrease in accounts payable and accrued expenses of $2,494,000 resulting from a conscious effort to reduce the Company's payable days to approximately half of what they were at December 31, 1996.

     Net cash provided by (used in) investing activities was $166,000 and $(4,674,000) during the nine months ended September 30, 1997 and 1996, respectively. The change which provided cash from investing activities during the first nine months of 1997 was primarily due to a focus on fewer property, plant, and equipment purchases. In third quarter 1996, the Company purchased approximately $4,100,000 in CD-ROM production equipment. At September 30, 1997 the Company had no significant commitments to purchase additional capital equipment.

     At September 30, 1997, the Company's working capital was $305,000 compared to $(2,290,794) at December 31, 1996. The net cash provided by (used in) financing activities was $(3,418,000) and $3,880,000 for the nine months ended September 30, 1997 and 1996, respectively.
       The Company decreased its bank debt by approximately $3,200,000 during the first nine months of 1997. During the first nine months of 1996, the Company increased its bank debt by $1,927,000 and obtained $1,823,000 in financing for capital leases. The Company has a $5,000,000 line of credit with a bank, which expires April 1, 1998. Advances under this line of credit are secured by substantially all the Company's assets, are subject to borrowing base requirements, are due on demand and bear interest at the bank's reference rate plus two and one-half percent. At September 30, 1997, the Company had borrowings under this line totaling $982,000 and availability of $2,191,000. The Company also has a term note agreement at the same bank with a principal balance of $1,883,000 at September 30, 1997. The note is payable in monthly installments of $77,777, plus accrued interest at the bank's reference rate plus two and three-quarters percent until April 1, 1998 when the remaining principal balance and all unpaid accrued interest is due. The note contains various terms that are secured by substantially all the Company's assets. The Company believes its banking relationship is good and that satisfactory financing will be available on terms acceptable to the Company for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     Beginning in the fourth quarter of 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, companies are required to present basic and diluted earnings per share instead of primary and fully diluted earnings per share as required by Accounting Principles Board Opinion No. 15 "Earnings per Share" (APB No. 15). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued using the treasury stock method.

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

               None.


Item 5.        OTHER INFORMATION

               Not Applicable.


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                      Exhibit No. 11.1   Computation of Net Earnings (Loss)
                         Per Common and Common Equivalent Share.

                      Exhibit No. 27.1   Financial Data Schedule

               (b)  Reports on Form 8-K:

                      Not Applicable.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.


                                        RIMAGE CORPORATION
                                        ------------------
                                            Registrant



Date:   November 14, 1997            By:   /s/ Bernard P. Aldrich
      ---------------------                ----------------------
                                            Bernard P. Aldrich
                                     Director, Chief Executive Officer,
                                               and President
                                        (Principal Executive Officer)
                                        (Principal Financial Officer)


Date:   November 14, 1997          By:     /s/ Robert M. Wolf
      ---------------------                ------------------
                                            Robert M. Wolf
                                             Controller

                                     (Principal Accounting Officer)