Form 10-K
period 1997-12-31
RIMAGE CORP
filed 1998-03-31
CIK 892482

CONFORMED

                                    FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

                                                            (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. {   }

As of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market, was $12,012,000.

As of March 25, 1998, there were outstanding 3,092,969 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

GENERAL INFORMATION

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


GENERAL
Rimage Corporation (together with its subsidiaries, "Rimage" or the "Company") designs, manufactures and markets CD recordable ("CD-R") and computer diskette duplication and production equipment and provides high volume data duplication services on diskette, CD-R and CD-ROM. The Company's Producer line of CD-R production systems provides turnkey premastering, recording and label printing in a single machine that may be used alone or on a network to allow the user to record and label large volumes of digital information for information distribution, archiving and other applications. The Perfect Image(R) CD Printer is a fast, affordable system for professional quality printing on the surface of a CD. The Perfect Image Series 100 automatic disk duplicators provide high capacity (up to 190 disks per hour) disk duplication capacity for software disk production and other applications. The Perfect Image Automated Production Cells have been a mainstay product for Rimage for over eight years that provide completely automated floppy disk mastering, duplication, labeling, data replacement and quality control capabilities.

The Rimage Services Division provides a range of high speed, high volume tape, diskette and CD -ROM duplication services. The Company also provides turnkey services that include packaging and distribution of customer products.

The Company was incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. Rimage acquired the assets of a company that produced diskette duplication equipment in 1987 and of a California-based manufacturer of duplication equipment in 1988 and its operations through 1995 consisted primarily of the design, manufacture and sale of diskette and tape duplication equipment. In 1992, Rimage created a formal presence in Europe, forming Rimage Europe GmbH as a wholly-owned subsidiary to conduct sales and service. In December 1993, Rimage acquired Duplication Technology, Inc., a company located in Boulder, Colorado that manufactures tape and CD-R duplication equipment and provides duplication services. In September 1994, the Company acquired a company in California, Knowledge Access International, that provides customized browser and archiving software. The Company formed a separate division in early 1996, Rimage Optical Systems, to act as a distributor of CD-ROM stamping presses manufactured by a European Company.

In September 1995 Rimage acquired Dunhill Software Services, Inc., an affiliated corporation that was formed in 1988 and that offered diskette duplication and production services. Dunhill was merged into the Company and, together with a portion of Duplication Technology, represents most of the Company's Services Division operations.

The Company's operations during the past five years have been affected by the timing of the foregoing acquisitions, by the timing of new product introductions and the expenses associated with development of such new products, by changes in preferred formats for media storage, and by increasing competition in the services businesses. The shift from diskette to CD-ROM storage technologies affected the Company's product sales in 1995, as it worked to introduce its new CD-R products. These new CD-R products have generated significant sales in 1996 and 1997 and represent the Company's most profitable business currently. Although the services business benefited from increasing services revenue through 1994, the declining use of diskettes negatively impacted both margins and services revenue in 1995, 1996 and 1997. The reduced product sales in 1995 and the decreasing services revenues in 1996 caused the Company to report substantial losses during those two years.

The Company responded in late 1996 by retaining new management and by planning for the phasing out of unprofitable operations. In early 1997, the Company shutdown Knowledge Access, which had been inactive since 1995. The operations of Rimage Optical Systems, which had contributed approximately $6 million of revenue but virtually no operating margin in 1996, were also terminated in early 1997. The Company also ceased operations in Asia in early 1997 and moved its CD-ROM production equipment, which was not fully utilized at its location in Wisconsin, to a third party contractor site during the winter of 1997. These changes, together with substantial cost savings measures instituted at the end of 1996 and increased distribution and market acceptance of its new CD-R products, resulted in record earnings for the 1997 fiscal year.

PRODUCTS

The Company's Systems Division, through which all CD-R, CD-ROM and diskette production equipment is manufactured and sold, generated 54%, 56% and 34% of the Company's revenue during the 1997, 1996, and 1995 fiscal years, respectively. The Company anticipates that the Systems Division will constitute a growing portion of the business in the next few years.

The Systems Division's core products are the Perfect Image line of automated CD-R publishing and duplication systems, the Perfect Image CD-R Printer, the Perfect Image line of automated diskette duplication and publishing systems and Duplication Technology's unique magnetic tape duplication equipment.

The Perfect Image CD-R product line, first introduced in 1995, consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's. The Systems Division has developed a comprehensive line of CD-R hardware and software solutions specifically for customers interested in publishing large amounts of information and data onto a compact disc. The Rimage Perfect Image Producer product line gives customers the capability to produce multiple CD-R's in minutes, using automated loading systems, multiple recorders, and in line printing. This product line is intended to serve a wide range of office networks, industry production and retail environments.

The Perfect Image diskette duplication product line consists of a broad family of products that cover requirements from relatively low to high volume duplication with automated diskette finishing capabilities. This full product range is intended to serve any user within the microcomputer industry, based upon its specific needs, and is the main production equipment utilized by the Services Division. Duplication Technology manufactures tape and CD-R duplication systems. The systems utilize a patented computer technology which enables high speed duplication of as many as nine copies simultaneously. The formats supported by these systems include virtually all tape formats commonly used for data distribution, compact disc technology replicated on CD-R media, and magneto-optical disks. This product range is intended to serve any user within the microcomputer industry based upon its specific needs, and is the main production equipment utilized by Duplication Technology's service facility.

The Rimage CD-R Printer is a unique product in the industry which provides laser quality printing on standard CD-R media for in-house, customized printing. The CD-R Printer has allowed Rimage to better position itself in the rapidly expanding and highly competitive CD marketplace. The Systems Division also produces associated equipment which prints labels, applies labels to diskettes and collates diskettes into multiple diskette sets.

The Systems Division products are designed to automate manual processes, resulting in a reduction of labor and training costs for users of the products. The principal benefits to users of the Systems Division's products are reduced operational costs, higher throughput than alternative systems, and higher quality. One of the key elements of the Systems Division's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities. The Company has made a long term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

SERVICES

The Services Division's core business includes the duplication of CD-ROM's, CD-R's, diskettes, magnetic tapes and turnkey packaging services. The Services Division provides CD-ROM duplication, diskette duplication and production services to software developers and manufacturers, as well as publishing houses and a broad cross section of industry users. Revenue from the Company's Services Division constituted 46%, 44% and 66% of the Company's overall revenue during the 1997, 1996, and 1995 fiscal years, respectively

The CD-ROM duplication and production requirements of the Services Division's customers include the ability: to produce large volumes of CD-ROM's; to precisely copy the optical image ensuring that it can be read by the end user's computer; to provide precise customized silk screen color printing capabilities; to provide turnkey packaging services; and for customers that distribute information on CD-ROM, the ability to duplicate data from a centralized database.

The diskette duplication and production requirements of the Services Division's customers include the ability: to produce high volumes of diskettes; to precisely copy the magnetic image ensuring that it can be read by the end user's computer; to label and collate diskettes; to handle the various sizes and formats of diskettes currently in use; to provide turnkey packaging services; and for customers that distribute information on diskettes or tape, the ability to duplicate data from a centralized database.

In addition to the CD-R and diskette duplication services, magnetic tape and magneto-optical disk duplication and production are also offered by Duplication Technology. The tape duplication and production requirements of Duplication Technology's customers include the ability to: produce high volumes of magnetic tapes; precisely copy the magnetic image ensuring that it can be read by the end user's computer; provide turnkey packaging services; and support virtually all magnetic tape formats. When major releases of software occur, there is a demand for CD-ROM and diskette duplication and production services such as those provided by the Services Division. The Services Division has the capability to provide such services and to do so in a manner that satisfies the stringent quality requirements imposed by ISO 9002 standards.

MARKETING AND DISTRIBUTION

The Company utilizes four principal means of distribution for its products: a direct sales force, an international and domestic distributor network, a value added reseller (VAR) network, and telesales.

The direct sales force focuses primarily on building and support of the distribution channel; the distributor network sells to all size users; the VAR network is used to distribute the new CD-R products within industry specific environments; and telesales operations primarily sell entry level or low volume systems in the United States. Two of the Company's direct sales force team members focus primarily on the sales of services. The Company also utilizes its existing channel relationships to obtain service sales.

The Company derived 0%, 6%, and 29% of its revenues from America Online during 1997, 1996, and 1995, respectively. The Company also derived 13%, 14%, and 18% of its revenues from Banta Global Turnkey Group during 1997, 1996, and 1995, respectively. The Company conducts foreign sales and services through its subsidiary in Germany, Rimage Europe GmbH and, until February 1997, its subsidiary in Singapore, Rimage (Singapore) PTE LTD. Foreign sales constituted approximately 12% and 15% of the Company's revenue for the years ended December 31, 1997 and 1996, respectively. See Note 14 to the Company's Consolidated Financial Statements included elsewhere herein for further information regarding foreign operations.

COMPETITION

The Systems Division competes with a growing number of manufacturers of CD-R production equipment and related products. Rimage is established as one of the industry's leaders and is able to compete effectively in the sale of CD-R production equipment on the basis of technological leadership in automated solutions and its early start within the CD-R production equipment industry. Rimage believes that the thermal quality printing capabilities for CD-R, its transporter mechanisms and its software differentiate its products from those of competitors.

The Systems Division competes with a limited number of manufacturers of diskette duplication equipment and related products. The market consists of a few U.S. and foreign manufacturers. This Division of smaller manufacturers sells to the smaller volume duplicators and does not have the system capabilities of Rimage. Rimage Systems Division competes in the sale of diskette duplication equipment on the basis of its third generation automated solutions, and its high volume duplicating/formatting systems.

Duplication Technology's tape duplication products are among the industry leaders and enable its service bureau to compete effectively because of the ability to handle the multitude of tape sizes and requirements.

The Services Division competes with a large number of service bureaus that provide CD-ROM, CD-R and diskette duplication and production. In addition, many hardware manufacturers, computer software publishers and software developers have the capability to duplicate these media in high volumes internally. However, the CD-ROM, CD-R and diskette duplication industry is highly competitive and there is no single company or group of companies that is dominant in the industry. The Company believes that the principal competitive factors in providing duplication services are the volume and cost of media produced, the quality of the media, and the ability to meet production schedules.

The continued growth in sales of personal computers has resulted in a corresponding demand for duplication services. CD-ROM usage continues to grow, while diskette usage has slowed. Factors which affect the continued growth in CD-ROM usage include: the continued increase in new and upgraded software programs and the increased capabilities of computer hardware, along with utility programs to support both; the continued increase in games used on personal computers; and the increased usage of personal computers as they become more affordable. Factors which limit CD-ROM usage include: the increased use of work stations and networks whereby each microcomputer can access a file server or central controller for software and data; the increased availability of software through the internet; and the practice of software loading on the hard drives by the microcomputer manufacturers. Additional factors which limit diskette usage include: the increased usage of higher capacity alternative storage media such as CD-ROM, optical cartridges, "flopticals" (which combine magnetic and optical tracks), magnetic tape and direct telecommunications. CD-ROM drives and floppy disk drives remain an industry standard as virtually every personal computer that is sold includes both types of drives.

MANUFACTURING

The Systems Division's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to the Company's specifications. Final assembly operations are conducted by the Company's employees at its facilities in Edina, Minnesota and Boulder, Colorado. Components include CD-R, diskette and tape drives, circuit boards, electric motors, and machined and molded parts.

Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months.

RESEARCH AND DEVELOPMENT

There are 15 people involved in research and development at the Company's various locations. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by the Company is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new diskette technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-ROM, CD-R and diskette media. The Company believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

The Company's expenditures for engineering and development were approximately $1,900,000, $2,700,000, and $3,400,000 in 1997, 1996 and 1995 (or 4.9%, 6.4%,
and 6.6% of consolidated revenues), respectively. The Company intends to increase its level of investment in research and development to match the percentages in 1996 and 1995.

PATENTS AND GOVERNMENT REGULATION

The Company is the owner of ten patents, has three patents pending and has license rights to another six patents. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements, and also through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

As the number of its products increases and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to infringement claims. The Company recently commenced litigation against a small manufacturer that it believes has duplicated its new CD-R product. In addition, although the Company does not believe that any of its products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in litigation.

Some of the Company's equipment is required by the FCC to meet radio frequency emission standards. The Company has the necessary certification.

EMPLOYEES

At December 31, 1997, the Company had 172 full-time employees, of whom 15 were involved in research and development, 99 in manufacturing, assembly, testing and customer service, and 58 in sales, administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

The Company headquarters and the Systems Division are located in a leased facility of 29,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. In August 1992, the Company entered into a fifteen year capital lease for this facility, which is owned by a related party (see note 11 to the consolidated financial statements). Rent is $5.50 per square foot per year, plus taxes and common area charges of $2.66 per square foot per year.

The Systems Division also leases facilities in Frankfurt, Germany and Boulder, Colorado. These various facilities are used for manufacturing, engineering, service and sales. The Services Division is headquartered in a leased facility of 28,440 square feet at 9701 Penn Avenue South, Bloomington, Minnesota 55431. In August 1992, the Services Division (formally Dunhill) entered into a fifteen year capital lease for this facility, which is owned by a related party (see note 11 to the consolidated financial statements). The lease provides for rent at the rate of $3.29 per square foot per year, plus taxes and common area charges which currently are approximately $1.90 per square foot per year. The Services Division also leases facilities in Plover, Wisconsin; Provo, Utah and Boulder, Colorado at which it provides duplication services.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any litigation that may have a material adverse effect on the Company, its business or its financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


                                         Low         High
                                         ---         ----
Calendar Year 1996:

1st Quarter................             $4.500      $8.000
2nd Quarter...............               5.000      10.250
3rd Quarter...............               4.500       7.500
4th Quarter...............               2.750       5.750


Calendar Year 1997:

1st Quarter................              2.500       3.500
2nd Quarter...............               2.375       4.125
3rd Quarter...............               2.625       6.000
4th Quarter...............               5.625       8.250

SHAREHOLDERS
At March 25, 1998, there were 62 record holders of the Company's common stock, and management believes that there are approximately 1,100 beneficial holders of the Company's common stock.

DIVIDENDS
The Company has never paid or declared any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's continued earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 1000's (except per share data).

       CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                                          Year ended December 31
                                                      1997           1996           1995           1994           1993
                                                      ----           ----           ----           ----           ----
       Revenues                                    $38,878        $41,782        $51,490        $40,694        $27,090
       Cost of Revenues                             27,559         32,420         38,836         28,156         17,169
       Gross Profit                                 11,319          9,362         12,654         12,538          9,921
       Operating Expenses                            8,480         13,139         14,298         11,253          7,899
       Operating Earnings (Loss)                     2,839        (3,777)        (1,644)          1,285          2,022
       Other Expense, Net                              794            651            660            384            225
       Income tax Expense (Benefit)                    120            751        (1,052)            360            681
       Net Earnings (Loss)                           1,925        (5,179)        (1,252)            541          1,116
       Diluted net Earnings (Loss) Per Share          $.59        ($1.68)         $(.41)           $.18           $.39
       Weighted Average Shares and Share
            Equivalents Outstanding                  3,277          3,075          3,050          3,043          2,826


       CONSOLIDATED BALANCE SHEET INFORMATION:

                                                                        Balances as of December 31
                                                                        --------------------------
                                                      1997           1996           1995           1994           1993
                                                      ----           ----           ----           ----           ----

       Trade Accounts Receivables, Net              $4,778         $5,071         $9,493         $5,791         $4,749
       Inventories                                   2,266          4,028          4,690          5,833          4,937
       Current Assets                                8,196         10,545         16,451         13,960         12,461
       Property and Equipment, Net                   5,847          7,814          4,884          4,333          4,136
       Total Assets                                 15,164         20,010         23,784         21,568         18,336
       Current Liabilities                           5,756         12,836         12,643          7,762          6,169
       Long-Term Liabilities                         3,411          3,032          1,881          2,522          2,261
       Stockholders' Equity                          5,938          4,084          9,202         11,227          9,906

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Rimage has two primary divisions: 1) The Systems Division designs, manufactures and sells high performance, on-demand publishing and duplication systems for CD-R's and diskettes and 2) The Service Division provides media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as Zip and Jazz disks. The Company's consolidated revenues decreased by 7.0% and 18.9% from 1996 to 1997 and from 1995 to 1996, respectively. The Company's consolidated net earnings (loss) were $1,925,000, $(5,179,000), and $(1,383,000) in 1997, 1996, and 1995, respectively.


SYSTEMS DIVISION--1997 COMPARED TO 1996
The Systems Division's revenues (which include equipment sold from Rimage Systems - Minneapolis, Rimage Europe, Duplication Technology, Rimage Asia, Rimage Optical Systems, and Knowledge Access International) decreased by $2,226,000 or 9.6% from 1996 to 1997. This decrease was primarily due to a significant decrease in non-core business revenues of $5,508,000 after the shut-downs of certain non-core business operations (Rimage Asia, Rimage Optical Systems, and Knowledge Access International) in December 1996 and early 1997, offset by significant increases in core business system revenues of $3,282,000. The increase in core buisness revenues was primarily due to an increase in CD-R equipment sales and related peripheral products.

Gross profit as a percentage of revenues was 45.5% and 32.0% during 1997 and 1996, respectively. This increase was due to the increased sales of higher margin CD-R products and the discontinuation of lower margin products as a result of the shut-down of non-core business operations.

Operating expenses (excluding severance and exit expenses of $0 in 1997 and $968,000 in 1996, described in the next paragraph) as a percent of revenues were 28.2% and 39.6% during 1997 and 1996, respectively. The decrease in the percent of operating expenses to revenues from 1996 to 1997 was primarily a result of work force changes and, during the early part of 1997, the shut-down of certain non-core business operations and facilities that were maintaining higher operating expense to sales revenue ratios.

The Company discontinued the operations of its Asian and Knowledge Access International subsidiaries and its Televaulting division during 1997, pursuant to decisions made by the Company during the fourth quarters of 1996 and 1995. Also, during 1996, the Company concluded the remaining capitalized licensing fees paid for the rights to sell CD-ROM optical disc stamping presses and other capitalized development costs that no longer had any value. The 1996 charges associated with these shut-downs and license fee and capitalized development cost write-offs were $947,000.

The operating earnings (loss) were $3,638,000 and $(2,732,000) during 1997 and 1996, respectively. This improvement was due to the aforementioned sales mix and decreases in operating expenses.


SYSTEMS DIVISION--1996 COMPARED TO 1995
The Systems Division's revenues increased by $5,878,000 or 33.9% from 1995 to 1996. This increase is due to a net of the following: incremental revenues from Rimage Optical Systems, a division created in 1996 for the resale of large CD-ROM optical disc stamping presses; a significant increase in revenues from the sale of CD-R duplication equipment and related peripheral products; and a significant decrease in revenues from the sale of diskette and tape duplication equipment and related peripheral products.

Gross profit, as a percentage of revenues, was 32.0% and 37.7% during 1996 and 1995, respectively. This decrease was due to a net of significantly lower margins from the incremental CD-ROM optical disc stamping press and an increase in margins from the sale of CD-R duplication products and related peripherals.

Operating expenses (excluding severance and exit expenses of $968,000 in 1996 and $1,661,000 in 1995, which are described in the next paragraph) as a percent of revenues during 1996 and 1995 were 39.6% and 55.5%, respectively. The decrease is attributable to a net of the following factors: engineering and development costs decreased by approximately $700,000 from 1995 to 1996, directly related to the 1995 shut down of ALF Products; selling and marketing expenses maintained approximately the same level from 1995 to 1996, as decreased sales and marketing expenses at Knowledge Access were offset by incremental sales and marketing expenses related to the sale of CD-ROM optical disc stamping presses; and, general and administrative expenses increased by $275,000 from 1995 to 1996, as decreased general and administrative expenses at Knowledge Access and Rimage Systems were offset by significant incremental general and administrative expenses related to the sale of CD-ROM optical disc stamping presses.

During the fourth quarter of 1996, the Company made the decision to close its Asian and KAI subsidiaries and to sell its Televaulting division. The Company has also concluded that the remaining capitalized licensing fees paid for the rights to sell CD-ROM optical disc stamping presses and other capitalized development costs no longer had any value. The 1996 charges associated with these shut downs and license fee and capitalized development cost write-offs were $947,000. This compares to 1995 total severance and exit expenses totaling $1,661,000 related to the Company's decision to close its Knowledge Access subsidiary and its ALF Products division.

The operating losses were $2,732,000 and $4,749,000 during 1996 and 1995, respectively. This improvement was due to a combination of the factors discussed above.


SERVICES DIVISION--1997 COMPARED TO 1996
The Services Division's revenues (which include the revenues of the Rimage Services Division, formerly "Dunhill," as well as the service business of Duplication Technology) decreased by $678,000 or 3.7% from 1996 to 1997. This decrease was primarily due to the loss of one customer during 1996 which provided 14.2% of the Services Division's 1996 revenues offset by incremental revenues from CD-ROM duplication.

Gross profit as a percentage of revenues was 9.9% and 10.3% during 1997 and 1996, respectively. The primary reasons for this slight decrease consisted of increased depreciation in 1997 due to the Company's purchase of two CD-ROM lines in the latter half of 1996 coupled with lower sales revenues in 1997 offset by personnel and operation changes made during mid-year 1997 to improve those margins.

Operating expenses as a percent of revenues were 14.3% and 16.0% during 1997 and 1996, respectively. The decrease in the percent of operating expenses to revenues from 1996 to 1997 was primarily a result of work force changes made in December 1996.

Operating losses were $799,000 and $1,045,000 during 1997 and 1996, respectively. This decrease in net loss resulted from the aforementioned work force changes offset by increased depreciation expnese and slightly lower sales.


SERVICES DIVISION--1996 COMPARED TO 1995
The Services Division's revenues decreased by $15,586,000 or 45.7% from 1995 to 1996. This decrease resulted primarily from the loss of America Online which provided 44.3% and 14.2% of the Services Division's 1995 and 1996 revenues, respectively, and a decrease in sales to Banta Global Turnkey Group of approximately $3,400,000 from 1995 levels.

Gross profit, as a percentage of revenues, was 10.3% and 17.9% during 1996 and 1995, respectively. The primary causes of this decline consisted of significantly decreased production volumes combined with only a slight decrease in fixed costs and CD-ROM stamping press installation and start-up costs incurred during the fourth quarter of 1996.

Operating expenses decreased by $48,000 from 1995 to 1996, but increased as a percentage of revenues from 8.8% in 1995 to 16.0% in 1996. This increased percentage was the result of Services Division's lower revenues with relatively stable fixed operating costs.

Operating (loss) earnings were $(1,045,000) and $3,104,000 during 1996 and 1995, respectively. The sharp decline resulted from the aforementioned reduced revenues combined with relatively stable manufacturing and operating expenses and CD-ROM stamping press installation and start-up costs incurred during the fourth quarter of 1996.


CONSOLIDATED RESULTS--1997 COMPARED TO 1996
Revenues decreased $2,904,000 or 7.0% from 1996 to 1997. This decrease was primarily due to a significant decrease in non-core Systems Division revenues after the shut-downs of certain non-core business operations in December 1996 and early 1997, offset by significant increases in core Systems Division revenues. The increase in core Systems Division revenues was primarily due to an increase in CD-R equipment sales and related peripheral products.

Gross profit as a percentage of revenues was 29.1% and 22.4% during 1997 and 1996, respectively. The increase was primarily due to the increased sales of higher margin CD-R products and the discontinuation of lower margin products as a result of the shut-down of non-core Systems Division operations.

Operating expenses as a percent of revenues were 21.8% and 31.4% during 1997 and 1996, respectively. This decrease was primarily due to no 1997 severance and exit costs, work force changes and, during the early part of 1997, the shut-down of certain non-core Systems Division operations and facilities that were maintaining higher operating expense to sales revenue ratios.

Interest expense was $829,000 and $679,000 during 1997 and 1996, respectively. The increase was due to increased credit line usage in 1997 for working capital purposes.

Income tax expense was $120,000 and $751,000 in 1997 and 1996, respectively. The 1997 tax expense amount represents alternative minimum taxes. The 1996 tax expense was a result of a deferred tax asset write-down of $751,000.

Net earnings (loss) was $1,925,000 and $(5,179,000) in 1997 and 1996, respectively. Diluted net earnings (loss) per share was $0.59 and $(1.68) in 1997 and 1996, respectively. The decrease in loss is attributable to the elimination of non-core Systems Division operations, an increase in CD-R equipment sales and related peripheral products, and lower tax expense in 1997 compared to 1996.


CONSOLIDATED RESULTS--1996 COMPARED TO 1995
Revenues decreased $9,708,000 or 18.9% from 1995 to 1996. This decrease was a result of the decline in the Services Division's revenues and was partially offset by increases in the Systems Division's revenues that resulted from higher demand for newly developed CD-R equipment and the resale of CD-ROM stamping presses.

Gross profit as a percentage of revenues was 22.4% and 24.6% during 1996 and 1995, respectively. The decrease was due to a net of lower margin sales of the incremental CD-ROM optical disc stamping press sales revenues with the increased sales of higher margin systems sales such as CD-R duplication products and related peripherals.

Operating expenses as a percent of revenues were 31.4% and 27.8% during 1996 and 1995, respectively. While Systems Division's operating expenses as a percent of revenues decreased from 1995 to 1996, the Services Division more than offset this due to significantly reduced revenues with relatively stable fixed operating costs.

Interest expense was $679,000 and $588,000 during 1996 and 1995, respectively. The increase was due to increased credit line usage in 1996 for capital expenditure and working capital purposes.

Income tax expense (benefit) was $751,000 and $(921,000) in 1996 and 1995, respectively. The 1996 tax expense was the direct result of a deferred tax asset write-down of $751,000. Prior to the merger on September 30, 1995, Dunhill Software was a Subchapter-S Corporation and was not subject to federal income taxes.

Net loss was $5,179,000 and $1,383,000 in 1996 and 1995, respectively. Diluted net loss per share was $1.68 and $.45 in 1996 and 1995, respectively. The increase in loss is attributable to: the significant change in Services Division operating earnings (loss) from 1995 to 1996 of $3,104,000 profit to $(1,045,000) loss, respectively; a deferred tax asset write-down of $751,000; and, an offset by decreased Systems Division losses from 1995 to 1996 of $4,749,000 to $2,732,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $5,244,000 and $1,395,000 during 1997 and 1996, respectively. The increase in cash flow from operating activities in 1996 to 1997 was greatly impacted by the discontinuance of cash intensive non-core businesses and increased sales of higher margin CD-R products.

The cash used in investing activities was $6,000 and $(2,702,000) during 1997 and 1996, respectively. Fixed assets of $2,941,000 were purchased during 1996, primarily for the installation of two CD-ROM optical disc stamping presses and for the purchase of a new operating system for the Services Division.
At December 31, 1997 the Company had no significant commitments to purchase additional capital equipment.

The Company's working capital (deficit) was $2,440,000 and $(2,291,000) at December 31, 1997 and 1996, respectively. This change in working capital was significantly affected by the operating and investing activities discussed above. The net cash (used in) provided by financing activities was $(4,662,000) and $1,208,000 for 1997 and 1996, respectively. The Company was able to reduce the outstanding borrowings on its line of credit to $0 as a result of improved operations during 1997.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

The Company's internal computer systems and applications, those it is selling or has sold in the past as well as those of third parties with whom the Company does business will be affected when the year changes to 2000, commonly known as the "Y2K" problem. The Company is currently conducting an internal study to determine the full scope and related costs of modifying its products to ensure proper processing of transactions into and beyond the year 2000. The Company expects that it will begin to incur costs in 1998 to address the year 2000 issues identified during the internal study. The Company is unable to, at this time, estimate the costs that will be incurred in connection with these modifications. The Company anticipates completion of the project's assessment phase within the next six months and completion of necessary modifications to its systems and applications by March 31, 1999.


FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward looking statements". All forward looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward looking statements. The Company's ability to succesfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms, may impact the Company's ability to increase demand for its products. The success of the Company's sales force to provide for broader account coverage through channel partners, better utilization of existing resources and to control selling expense may be impacted by the expertise and commitment of the affected personnel, market acceptance of new and existing products and competitive market conditions. The unanticipated need to enhance or modify products due to changing market requirements, the success of current product programs, the need to meet unanticipated product opportunities and the amount of total revenue in 1998 may affect whether research and development expenditures will increase to the levels experienced in 1996 and 1995 (approximately 7% of total revenues). The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expenses, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1998.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS

                                                            Page in
                                                         1997 Annual
                                                           Report to
                                                         Shareholders
                                                         ------------

Independent Auditors' Report .............................     14

Consolidated Balance Sheets, as of
December 31, 1997 and 1996 ...............................  15-16

Consolidated Statements of Operations,
for the years ended December 31, 1997,
1996 and 1995 ............................................     17

Consolidated Statements of
Stockholders' Equity, for the years
ended December 31, 1997, 1996 and
1995 .....................................................     18

Consolidated Statements of Cash Flow,
for the years ended December 31, 1997,
1996 and 1995  ...........................................  19-20

Notes to Consolidated Financial
Statements ............................................... 21-38

                              REPORT OF MANAGEMENT

The accompanying consolidated financial statements, including the notes thereto, and other financial information presented in this Annual Report were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon our best estimates and judgments.

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

Bernard P. Aldrich

President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP

                                      KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 6, 1998

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                  Assets                                 1997              1996
-------------------------------------------------------------------------------------------------
Current assets:
      Cash and cash equivalents                                      $    656,127         117,322
      Trade accounts receivable, net of allowance for doubtful
           accounts and sales returns of $505,458 and $1,084,910,
           respectively                                                 4,778,055       5,070,738
      Inventories (note 4)                                              2,265,867       4,027,553
      Income tax receivable                                                23,350         818,790
      Prepaid expenses and other current assets                           378,306         293,037
      Current installments of investment in sales-type
           leases (note 5)                                                 94,422         217,952
-------------------------------------------------------------------------------------------------
                     Total current assets                               8,196,127      10,545,392
-------------------------------------------------------------------------------------------------

Property and equipment:
      Building and leasehold improvements (note 11)                     2,505,577       2,496,499
      Manufacturing equipment (note 11)                                 8,574,347       8,348,627
      Development equipment                                               758,888         694,673
      Office furniture and equipment                                    1,971,155       2,233,349
      Vehicle                                                                   0          22,699
-------------------------------------------------------------------------------------------------
                                                                       13,809,967      13,795,847

      Less accumulated depreciation and amortization                    7,963,014       5,981,417
-------------------------------------------------------------------------------------------------
                   Net property and equipment                           5,846,953       7,814,430

Investment in sales-type leases, net of current installments
      (note 5)                                                             12,013         182,332
Goodwill                                                                  848,692         929,407
Other noncurrent assets                                                   259,727         537,944
-------------------------------------------------------------------------------------------------

                     Total assets                                    $ 15,163,512      20,009,505
=================================================================================================


See accompanying notes to consolidated financial statements.

                       Liabilities and Stockholders' Equity                       1997             1996
----------------------------------------------------------------------------------------------------------
Current liabilities:
      Current portion of notes payable (note 6)                              $    900,000        6,029,598
      Current installments of capital lease obligations (note 11)                 356,053          311,343
      Trade accounts payable                                                    2,789,973        4,295,400
      Accrued expenses (note 7)                                                 1,069,315        1,770,023
      Deferred income and customer deposits                                       640,725          429,822
----------------------------------------------------------------------------------------------------------
                Total current liabilities                                       5,756,066       12,836,186

Notes payable, less current portion (note 6)                                      750,000                0
Capital lease obligations, less current installments (note 11)                  2,661,334        3,031,759
----------------------------------------------------------------------------------------------------------
                Total liabilities                                               9,167,400       15,867,945
----------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                           57,907           57,907

Stockholders' equity (note 9):
      Common stock, $.01 par value, authorized 10,000,000 shares,
             issued and outstanding 3,091,302 and 3,084,500, respectively          30,913           30,845
      Additional paid-in capital                                               10,468,136       10,447,798
      Accumulated deficit                                                      (4,405,218)      (6,330,291)
      Foreign currency translation adjustment                                    (155,626)         (64,699)
----------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                      5,938,205        4,083,653




Commitments and contingencies (notes 11 and 17)




----------------------------------------------------------------------------------------------------------

           Total liabilities and stockholders' equity                        $ 15,163,512       20,009,505
==========================================================================================================


                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996, and 1995

                                                      1997             1996             1995
------------------------------------------------------------------------------------------------
Revenues                                         $ 38,878,439       41,782,122       51,490,397
Cost of revenues                                   27,559,498       32,419,822       38,835,635
------------------------------------------------------------------------------------------------
                    Gross profit                   11,318,941        9,362,300       12,654,762
------------------------------------------------------------------------------------------------

Operating expenses:
      Engineering and development                   1,904,490        2,693,390        3,399,130
      Selling, general, and administrative
          (note 16)                                 6,575,558       10,446,173       10,899,780
------------------------------------------------------------------------------------------------
                    Total operating expenses        8,480,048       13,139,563       14,298,910
------------------------------------------------------------------------------------------------

                    Operating earnings (loss)       2,838,893       (3,777,263)      (1,644,148)
------------------------------------------------------------------------------------------------

Other (expense) income:
      Interest expense                               (829,490)        (678,805)        (588,424)
      Gain on currency exchange                        58,294           38,749           63,965
      Merger expense                                        0                0         (230,504)
      Other, net (note 12)                            (22,481)         (10,467)          95,450
------------------------------------------------------------------------------------------------
                    Total other expense, net         (793,677)        (650,523)        (659,513)
------------------------------------------------------------------------------------------------

                    Earnings (loss) before
                         income taxes               2,045,216       (4,427,786)      (2,303,661)

Income taxes (note 8)                                 120,143          751,225       (1,052,000)
------------------------------------------------------------------------------------------------

Net earnings (loss)                              $  1,925,073       (5,179,011)      (1,251,661)
================================================================================================

Basic net earnings (loss) per common
      share                                      $       0.62            (1.68)           (0.41)
================================================================================================

Diluted net earnings (loss) per common
     share and common share equivalents          $       0.59            (1.68)           (0.41)
------------------------------------------------------------------------------------------------

Basic weighted average shares                       3,086,292        3,074,837        3,050,140
================================================================================================

Diluted weighted average shares and
      share equivalents outstanding                 3,276,539        3,074,837        3,050,140
================================================================================================


See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996, and 1995

                                                                                               Retained     Foreign
                                                          Common       Stock     Additional    Earnings     currency
                                                        ---------------------     paid-in    (accumulated  translation
                                                          Shares      Amount      capital      Deficit)     adjustment    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                            3,050,000  $   30,500    7,703,314     3,501,560      (8,446)   11,226,928

     Registration fees from 1993 secondary offering             0           0      (18,400)            0           0       (18,400)
     Cash dividends related to S-Corporation
         earnings                                               0           0            0      (789,200)          0      (789,200)
     Reclassification of S-Corporation accumulated
         deficit to additional paid-in capital (note 9)         0           0    2,611,979    (2,611,979)          0             0
     Foreign currency translation                               0           0            0             0      29,698        29,698
     Stock issued in stock option exercise                  1,000          10        4,990             0           0         5,000
     Net loss                                                   0           0            0    (1,251,661)          0    (1,251,661)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                            3,051,000      30,510   10,301,883    (1,151,280)     21,252     9,202,365

     Foreign currency translation                               0           0            0             0     (85,951)      (85,951)
     Stock issued in stock option exercise                 33,500         335      145,915             0           0       146,250
     Net loss                                                   0           0            0    (5,179,011)          0    (5,179,011)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                            3,084,500      30,845   10,447,798    (6,330,291)    (64,699)    4,083,653

     Foreign currency translation                               0           0            0             0     (90,927)      (90,927)
     Stock issued in stock option exercise                  6,802          68       20,338             0           0        20,406
     Net earnings                                               0           0            0     1,925,073           0     1,925,073
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                            3,091,302  $   30,913   10,468,136    (4,405,218)   (155,626)    5,938,205
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995

                                                                          1997              1996             1995
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings (loss)                                            $  1,925,073       (5,179,011)      (1,251,661)
      Adjustments to reconcile net earnings (loss) to net
          cash provided by operating activities:
               Depreciation and amortization                            2,466,519        1,982,839        1,644,802
               Goodwill and other asset impairments                        81,636          446,700        1,366,134
               Change in reserve for excess and obsolete
                    inventories                                          (142,000)        (145,000)         355,500
               Change in reserve for doubtful accounts                   (579,452)         440,334          430,641
               Loss (gain) on sale of property and
                    equipment                                               1,089          111,624           (3,219)
               Change in deferred taxes                                         0        1,065,000         (655,000)
               Decrease in investment in sales-type leases                      0         (176,588)        (419,494)
               Changes in operating assets and liabilities:
                    Trade accounts receivable                             872,135        3,982,070       (4,133,139)
                    Inventories                                         1,903,686          807,773          787,136
                    Prepaid expenses and other current
                         assets                                           (85,269)          37,938          (56,346)
                    Income tax receivable                                 795,440         (568,778)        (100,031)
                    Trade accounts payable                             (1,505,427)      (1,466,342)       2,048,812
                    Accrued expenses                                     (700,708)         392,671          (77,035)
                    Deferred income and customer deposits                 210,903         (335,955)         174,388
--------------------------------------------------------------------------------------------------------------------
                                      Net cash provided by
                                           operating activities         5,243,625        1,395,275          111,488
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                 (381,373)      (2,941,123)      (1,953,899)
      Payment of Duplication Technology's earn-out                              0                0         (103,428)
      Proceeds from the sale of property and equipment                     15,427           84,633           53,637
      Other noncurrent assets                                              66,360         (188,738)        (738,572)
      Receipts from sales-type leases                                     293,849          343,612          403,324
--------------------------------------------------------------------------------------------------------------------
                                      Net cash used in investing
                                          activities                       (5,737)      (2,701,616)      (2,338,938)
--------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                          1997              1996             1995
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from stock option exercise                            $     20,406          146,250            5,000
      Principal payments on capital lease obligations                    (325,715)         (97,922)         (23,053)
      Net change in line of credit at bank                             (3,446,296)         144,407        2,525,000
      Proceeds from other notes payable                                 1,650,000        2,816,702        1,500,000
      Repayment of other notes payable                                 (2,560,191)      (1,801,324)      (2,038,435)
      Payment of registration fees                                              0                0          (18,400)
      Subchapter-S dividends paid                                               0                0         (789,200)
--------------------------------------------------------------------------------------------------------------------
                                      Net cash (used in) provided
                                          by financing activities      (4,661,796)       1,208,113        1,160,912
--------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                   (37,287)         (14,464)          12,758
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                           538,805         (112,692)      (1,053,780)

Cash and cash equivalents, beginning of year                              117,322          230,014        1,283,794
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $    656,127          117,322          230,014
===================================================================================================================

Supplemental disclosures of cash paid during the period for:
          Interest                                                   $    842,950          697,296          594,539
          Income taxes                                                     23,350          172,992           63,200

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

                                         December 31, 1997, 1996, and 1995


(1)   Nature of Business and Summary of Significant Accounting Policies

      Basis of Presentation and Nature of Business

      The consolidated financial statements include the accounts of Rimage
         Corporation, Rimage Europe GmbH, A/G Systems Inc., d/b/a Duplication Technology Inc. (Duplication Technology), Knowledge Access International (Knowledge Access) and ALF Products Inc. d/b/a ALF/Rimage (ALF Products); and operations of Rimage Services Division (formerly Dunhill Software Services which merged with Rimage in 1995 using pooling-of-interest accounting) collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

      During March 1997, the Company completed the shutdown of its Knowledge
         Access Subsidiary. The Company also completed shutdowns of its Asia facility and Televaulting division in February and June 1997, respectively. See Note 16.

      Effective September 29, 1995, Rimage Corporation and Dunhill Software
         Services Inc. (Dunhill) completed a merger. Dunhill had been a significant customer of Rimage. For financial reporting purposes, the merger has been recorded using the pooling-of-interests method of accounting under generally accepted accounting principles. Accordingly, the historical consolidated financial statements of Rimage presented for 1995 have been restated to include the historical accounts and results of operations of Dunhill as if the merger had been consummated as of January 1, 1995.

      In connection with this merger, the Company now operates in two segments, Rimage Systems Division and Rimage Services Division. The Rimage Systems Division consists of substantially all of the former Rimage companies. The Rimage Services Division consists of the former Dunhill operation in addition to the existing service business at Duplication Technology.

      The Systems Division develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long term involvement in diskette duplication and publishing equipment. The Services Division provides computer media duplication and production services to software developers and manufacturers and information publishers.

                                                                     (Contiuned)

                       RIMAGE CORPORATION AND SUBSIDIARIES


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

      CASH EQUIVALENTS

      All short-term investments with original maturities of three months or less at date of purchase are considered to be cash equivalents.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

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

      The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs as of December 31, 1997 and 1996 of $367,836 and $503,676, respectively. Accumulated amortization at December 31, 1997 and 1996 was $204,069 and $188,745, respectively.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      NET EARNINGS (LOSS) PER SHARE

      Net earnings (loss) per share are calculated in accordance with SFAS No.
         128 "Earnings Per Share". Basic earnings per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of dilutive common share equivalents outstanding during each period. Common stock equivalents result from dilutive stock options and warrants computed using the treasury stock method. See Note 10.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

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

      Long-term debt: The carrying amount approximates fair value based on their effective interest rates compared to current market rates.

(3)   ACQUISITIONS

      On September 29, 1995, and pursuant to the Agreement and Plan of Reorganization (the Merger Agreement) dated June 6, 1995 by and between Rimage Corporation and Dunhill, Rimage issued 1,100,000 shares of stock to the former Dunhill shareholders and Dunhill was merged into Rimage. This merger has been recorded using the pooling-of-interests method of accounting. Accordingly, the 1995 consolidated financial statements of Rimage have been restated to include the historical accounts and results of operations of Dunhill for the year presented.

(4)   INVENTORIES

      Inventories consist of the following as of December 31:

                                          1997              1996
-------------------------------------------------------------------

Finished goods and demonstration
equipment                           $     803,689        1,026,303
Work-in-process                           234,177          527,378
Purchased parts and subassemblies       1,676,001        3,063,872
-------------------------------------------------------------------
                                        2,713,867        4,617,553

Less reserve for excess
inventories                               448,000          590,000
-------------------------------------------------------------------

                                    $   2,265,867        4,027,553
===================================================================

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(5)   INVESTMENT IN SALES-TYPE LEASES

      The Company sells some of its products under sales-type lease agreements.
         All outstanding lease agreements expire by 1999. The net investment in sales-type leases consists of the following as of December 31:

                                         1997               1996
-------------------------------------------------------------------

Total minimum lease payments
receivable                          $    114,185           454,471
Less unearned income                       7,750            54,187
-------------------------------------------------------------------
            Net investment in
sales-type leases                        106,435           400,284

Less current installments                 94,422           217,952
-------------------------------------------------------------------

Investment in sales-type leases,
less current installments           $     12,013           182,332
===================================================================

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(6)   NOTE PAYABLE TO BANK

      On December 31, 1997, the Company entered into a term note agreement (the
         Credit Agreement) with a bank. Borrowings under the Credit Agreement are secured by substantially all Company assets and accrue interest at LIBOR plus two and one-half percent (interest rate at December 31, 1997 was 8.22%). Principal amounts are payable in monthly installments of $75,000 through September 30, 1999. Any remaining unpaid principal and/or interest is due October 31, 1999. The outstanding amount as of December 31, 1997 was $1,650,000.

      Also available to the Company under the Credit Agreement are advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000. There were no outstanding borrowings under this revolving loan as of December 31, 1997.

      The Credit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios. The Company was in compliance with these covenants at December 31, 1997.

      As of December 31, 1996, the Company had an outstanding term note of $2,583,302 and a revolving line of credit with an outstanding balance of $3,446,296. In March 1997, the Company signed an amended credit agreement with the bank which provided additional borrowing capacity and which stated both the term note and line of credit outstanding balances would be payable on demand. The outstanding balances under the term note and line of credit as of December 31, 1997 were paid off with the borrowings from the Credit Agreement discussed above.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(7)   ACCRUED EXPENSES

      Accrued expenses consist of the following as of December 31:

                                                     1997             1996
-----------------------------------------------------------------------------

Salaries, wages, benefits, and commissions      $    654,008       1,422,519
Moving expense                                       103,200               0
Sales taxes                                           55,227          44,459
Interest                                              29,194          42,654
Other                                                227,686         260,391
-----------------------------------------------------------------------------

                                                $  1,069,315       1,770,023
=============================================================================

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

(8)   INCOME TAXES

      The provision for income tax expense (benefit) consists of the following:

                                             Year ended December 31
                                --------------------------------------------
                                     1997             1996           1995
----------------------------------------------------------------------------
Current:
    U.S. Federal                $    95,000        (351,000)       (338,000)
    State                            25,143          37,225         (59,000)
----------------------------------------------------------------------------
            Total current           120,143        (313,775)       (397,000)
----------------------------------------------------------------------------

Deferred:
    U.S. Federal                $         0         979,000        (557,000)
    State                                 0          86,000         (98,000)
----------------------------------------------------------------------------
            Total deferred                0       1,065,000        (655,000)
----------------------------------------------------------------------------

                                $   120,143         751,225      (1,052,000)
============================================================================

      Total tax expense (benefit) differs from the expected tax expense
         (benefit), computed by applying the federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                             Year ended December 31
                                --------------------------------------------
                                     1997             1996           1995
----------------------------------------------------------------------------
Expected income tax             $   696,000      (1,505,000)       (783,000)
Goodwill amortization                25,000          25,000         457,000
(Decrease) increase in
deferred tax asset valuation
allowance                          (888,000)      2,181,000          68,000
State income taxes, net
of federal tax effect                17,000          82,000         (92,000)
Research and
experimental credits                (85,000)        (95,000)       (180,000)
Tax on preacquisition
S-corporation earnings                    0               0        (513,000)
Alternative minimum tax              95,000
Other, net                          260,143          63,225          (9,000)
----------------------------------------------------------------------------

                                $   120,143         751,225      (1,052,000)
============================================================================

                                                                     (Continued)



                       RIMAGE CORPORATION AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                        1997                       1996
--------------------------------------------------------------------------

Net operating loss carryforward     $         0                   596,000
Accounts receivable                     182,000                   317,000
Inventories                             180,000                   235,000
Accrued payroll                          63,000                   271,000
Net operating loss carryforward of
  inactive subsidiary                         0                   100,000
Capital versus operating lease          147,000                   120,000
Warranty accrual                         20,000                    20,000
Fixed assets                             51,000                   (17,000)
Gross margin recognition on sale to
  foreign subsidiary                     83,000                    57,000

Tax credits                             728,000                   574,000
Foreign net operating
loss carryforward and future
  deductible temporary differences            0                    67,000
Other                                     7,000                     9,000
--------------------------------------------------------------------------
      Total gross deferred tax
        assets                        1,461,000                 2,349,000

Less valuation allowance             (1,461,000)               (2,349,000)
--------------------------------------------------------------------------

Net deferred tax assets            $          0                         0
==========================================================================

      A reconciliation of the valuation allowance for deferred taxes as of December 31 is as follows:

                                        1997                      1996
--------------------------------------------------------------------------

Valuation allowance at beginning
  of year                          $  2,349,000                   168,000
(Decrease) increase in valuation
   allowance                           (888,000)                2,181,000
--------------------------------------------------------------------------

                                   $  1,461,000                 2,349,000
==========================================================================

      A valuation allowance is provided when there is some likelihood that all or a portion of the deferred tax asset may not be recognized. The net deferred assets at December 31, 1997 and 1996 are fully offset by a valuation allowance.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(9)   STOCKHOLDERS' EQUITY

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

                                                                             Weighted average
                                 Shares available                                 exercise
                                    for grant          Options outstanding         price
--------------------------------------------------------------------------------------------
Balance at December 31, 1994         270,995                 229,005               $ 6.54
    Granted                         (103,448)                103,448                 6.87
    Exercised                              -                  (1,000)                5.00
--------------------------------------------------------------------------------------------

Balance at December 31, 1995         167,547                 331,453                 6.65
    Exercised                              -                 (33,500)                4.37
    Canceled                           7,500                  (7,500)                8.38
--------------------------------------------------------------------------------------------

Balance at December 31, 1996         175,047                 290,453                 6.87
    Additional shares available      500,000                       -                    -
    Granted                         (420,500)                420,500                 3.03
    Exercised                              -                  (6,802)                3.00
    Canceled                          56,854                 (56,854)                7.38
--------------------------------------------------------------------------------------------

Balance at December 31, 1997         311,401                 647,297               $ 3.16
============================================================================================

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


      At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.50--$8.38 and
         9.0 years, respectively. 508,141 of the outstanding options were exercisable at December 31, 1997. At December 31, 1996, all outstanding options were exercisable.

      The per share weighted-average fair value of stock options granted during 1997 is estimated as $1.89, on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 76%, risk-free interest rate of 6.9% and an expected life of 7.0 years. No stock options were granted during 1996.

      The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1997 net income and basic and diluted earnings per share would have been decreased by approximately $517,000, or $.17 and $.16 per share, respectively.

      Proforma net income reflects only options granted in 1997 as no options were granted in 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

      STOCK ISSUED IN ACQUISITION AND MERGER

      On September 29, 1995, in connection with the merger between Rimage and Dunhill Software Services, Inc. 1,100,000 shares of Rimage common stock were issued (see note 3).

      TERMINATION OF DUNHILL'S S-CORPORATION STATUS

      On September 29, 1995, Dunhill Software Services, Inc. terminated its
         S-Corporation election. Under SEC rules, Dunhill's accumulated retained earnings of $2,611,979 as of the termination of the S-Corporation election was reclassified to additional paid-in capital.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(10)  NET EARNINGS (LOSS) PER SHARE

      During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which the Company adopted as of December 31, 1997. Under SFAS No. 128, basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding while diluted net earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options which have been granted to employees and directors. SFAS No. 128 also requires restatement of net earnings (loss) per share amounts for all periods presented.

The components of net earnings (loss) per basic and diluted share are as follows:

                                         Net Earnings     Weighted Average      Per Share
                                           (Loss)        Shares Outstanding      Amount
                                         -----------        -----------       -----------
1997:                                    $ 1,925,073          3,086,292       $       .62
     Basic
     Dilutive effect of stock options           --              190,247              (.03)
                                         -----------        -----------       -----------
     Diluted                             $ 1,925,073          3,276,539       $       .59
                                         ===========          =========       ===========


1996:                                    $(5,179,011)         3,074,837       $     (1.68)
     Basic
     Dilutive effect of stock options           --                 --                --
                                         -----------        -----------       -----------
     Diluted                             $(5,179,011)         3,074,837       $     (1.68)
                                         ===========          =========       ===========



1995:                                    $(1,251,661)         3,050,140       $      (.41)
     Basic
     Dilutive effect of stock options           --                 --                --
                                         -----------        -----------       -----------
     Diluted                             $(1,251,661)         3,050,140       $      (.41)
                                         ===========          =========       ===========

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

(11)  Leases

      At December 31, 1997, the gross amount of building, leasehold improvements, equipment, and accumulated amortization related to capital leases were as follows:

                        Buildings under                                     Manufacturing
                        capital leases      Leasehold improvements     equipment under capital
                      with related party      to leased property       lease with third party        Total
-------------------------------------------------------------------------------------------------------------
Cost                    $   1,686,340               738,248                   1,822,770            4,247,358
Less accumulated
    Amortization              604,705               266,008                     410,124            1,280,837
-------------------------------------------------------------------------------------------------------------

                        $   1,081,635               472,240                   1,412,646            2,966,521
=============================================================================================================

      Amortization of assets held under capital leases is included with depreciation expense.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


      The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 1997 are:

                                               Related             Third                                Third
                                                party              party              Total             party
                                               capital            capital            capital          operating
Year ending December 31                        leases             leases             leases            leases
-------------------------------------------------------------------------------------------------------------------
1998                                          $   258,391           431,676            690,067             334,266
1999                                              273,308           431,676            704,984             228,802
2000                                              273,308           431,676            704,984              55,225
2001                                              273,308           506,034            779,342                   -
2002                                              289,159                 -            289,159                   -
Later years, through 2007                       1,435,045                 -          1,435,045                   -
-------------------------------------------------------------------------------------------------------------------

     Net minimum lease payments                 2,802,519         1,801,062          4,603,581             618,293
                                                                                                      =============


Less amount representing imputed interest       1,258,011           328,186          1,586,197
--------------------------------------------------------------------------------------------------


        Present value of net minimum capital
           lease payments                       1,544,508         1,472,876          3,017,384
--------------------------------------------------------------------------------------------------


Less current installments of obligations
     under capital leases                          56,722           299,331            356,053
--------------------------------------------------------------------------------------------------


        Obligations under capital leases,
           excluding current installments     $ 1,487,786         1,173,545          2,661,334
--------------------------------------------------------------------------------------------------


      Rent expense under operating leases amounted to approximately $333,000, $294,000, and $320,000, respectively, for the years ended December 31, 1997, 1996, and 1995.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

(12)  OTHER (EXPENSE) INCOME

      Other (expense) income consists of the following:

                                          Year ended December 31
                            --------------------------------------------------
                             1997                  1996                 1995
------------------------------------------------------------------------------

Interest income           $        -                1,674              85,859
(Loss) gain on sale of
    property and
    equipment                 (1,089)            (111,624)              3,219
Other, net                   (21,392)              99,483               6,372
------------------------------------------------------------------------------

                          $  (22,481)             (10,467)             95,450
==============================================================================

(13)  PROFIT SHARING AND SAVINGS PLAN

      Effective January 1, 1991, Rimage adopted a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allowed employees to contribute up to 15% of their pretax compensation to the plan. Dunhill also had a similar plan and the plans were merged January 1, 1996. Also, effective January 1, 1996, the Company increased its employees' allowable contribution to 16% of pretax compensation. The Company's discretionary contributions totaled $137,150, $207,459, and $132,865 in 1997, 1996, and 1995, respectively.

(14)  SEGMENT REPORTING

      The following table summarizes certain financial information for the Systems, Service and foreign segments:

                                           Year ended December 31
                             -----------------------------------------------
     (in thousands)             1997               1996              1995
----------------------------------------------------------------------------

Revenues from
    unaffiliated
    customers:
    Systems                $    21,011             23,237            17,359
    Service                     17,867             18,545            34,131

Operating earnings
    (loss):
    Systems                      3,638             (2,732)           (4,748)
    Service                       (799)            (1,045)            3,104

Net identifiable assets:
    Systems                      7,881              9,137            11,781
    Service                      7,283             10,873            12,003

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


      As of and for the year ended December 31, 1997, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $4,800,000, $10,000, and $2,074,000, respectively. As of and for the year ended December 31, 1996, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $6,300,000, $(496,000), and $2,742,000, respectively.

(15)  MAJOR CUSTOMERS

      The Company derived more than 10% of its sales from the following unaffiliated customers and had receivable balances from these customers in the approximate amounts of:


                                 Amount of net revenues for the
                                     year ended December 31
                 ------------------------------------------------------------
                      1997                   1996                     1995
-----------------------------------------------------------------------------

Customer A        $         0              2,639,548              15,106,216
Customer B          5,138,942              5,966,891               9,326,585

                                      Total receivable balance at December 31
                                      ---------------------------------------
                                             1997                      1996
-----------------------------------------------------------------------------

Customer A                              $          0                       0
Customer B                                   448,747                 443,811

(16)  RESTRUCTURING EXPENSES AND RELATED RESERVES

      During 1996 and 1995, the Company refocused its strategic direction resulting in changes to management, product transitions and subsidiary consolidation. As a direct result of these changes, the following general and administrative expenses were incurred:

                                               Year ended December 31
                                       ----------------------------------------
                                          1997          1996          1995
-------------------------------------------------------------------------------

Severance costs                        $       -        61,000          118,126
Plant shutdowns                                -       460,000          337,356
Goodwill and other asset impairments      81,636       446,700        1,366,134

      As discussed above, during 1996, Rimage reserved for costs expected to be incurred in connection with certain plant shutdowns occurring during 1997. As expenses were incurred during 1997 to shutdown these operations, the reserve established in 1996 was utilized. After the plant shutdowns were completed the remaining immaterial reserve balance was reversed and included in general and administrative expenses for fiscal year 1997.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


(17)  COMMITMENTS AND CONTINGENCIES

      The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(18) SUPPLEMENTAL QUARTERLY DATA - UNAUDITED(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       1997                                   1996
                                      ------------------------------------     ------------------------------------
                                       Fourth     Third    Second    First     Fourth    Third      Second   First
-------------------------------------------------------------------------------------------------------------------
Revenues                              $ 9,270     8,444    10,338    10,827     8,710    12,122     9,900    11,050
Cost of revenues                        6,099     5,758     7,440     8,262     7,478     9,334     7,726     7,882
-------------------------------------------------------------------------------------------------------------------
                  Gross profit          3,171     2,686     2,898     2,565     1,232     2,788     2,174     3,168

Operating expenses:
     Engineering and
         development                      394       426       528       557       639       587       690       777
     Selling, general, and
         administrative                 1,531     1,606      1703      1736     3,906     2,059     2,270     2,211
-------------------------------------------------------------------------------------------------------------------
                  Total operating
                       expenses         1,925     2,032     2,231     2,293     4,545     2,646     2,960     2,988
-------------------------------------------------------------------------------------------------------------------

                  Operating earnings
                       (loss)           1,246       654       667       272    (3,313)      142      (786)      180
-------------------------------------------------------------------------------------------------------------------

Other (expense) income:
     Interest                            (133)     (184)     (245)     (267)     (241)     (167)     (132)     (139)
     Gain (loss) on
         currency exchange                 30       (10)       41        (2)       12        39       (17)        5
     Other, net                          (135)       97         3        12       (73)       23        14        25
-------------------------------------------------------------------------------------------------------------------
                  Total other
                       expense           (238)      (97)     (201)     (257)     (302)     (105)     (135)     (109)
-------------------------------------------------------------------------------------------------------------------

                  Earnings (loss)
                       before
income taxes                            1,008       557       466        15    (3,615)       37      (921)       71

Income tax expense (benefit)               30        30        60         0       751         0       (24)       24
-------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                   $   978       527       406        15    (4,366)       37      (897)       47
===================================================================================================================

Basic net earnings (loss) per
     common share                     $  0.32      0.17      0.13      0.01     (1.42)     0.01     (0.29)     0.02
===================================================================================================================

Diluted net earnings
     (loss) per common share
     and common share
     equivalents                      $  0.29      0.16      0.13      0.01     (1.42)     0.01     (0.29)     0.02
===================================================================================================================


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1998 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1998, and is incorporated herein by reference.


ITEM 11    EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table," "Stock Options" and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1998, and is incorporated herein by reference.


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1998, and is incorporated herein by reference.


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1998, and is incorporated herein by reference.


                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)        (1)  FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

           (2)  FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                      Form 10-K
                                                                      ---------

            Independent Auditors' Report on Financial Statement Schedule .... 40

            Schedule II - Valuation and Qualifying Accounts.................. 41

            (3) EXHIBITS. See Index to Exhibits on page 43 of this report.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)         See Exhibit Index and Exhibits.

(d)         See the Financial Schedule included at the end of this report.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
of Rimage Corporation and Subsidiaries:


Under date of March 6, 1998, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG Peat Marwick LLP
                                             KPMG Peat Marwick LLP


Minneapolis, Minnesota
March 6, 1998

                                                                     SCHEDULE II


                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts Receivable:                         YEARS ENDED DECEMBER 31,
                                                           1997                1996               1995
                                                      ---------------    ----------------    --------------
     Balance at beginning of year. . . . . . . . . .   $ 1,084,910             644,576           213,935

          Write-offs and other adjustments. . . . .       (691,208)           (183,391)          (89,538)

          Additions charged to costs and expenses .        111,756             623,725           498,562

          Additions through acquisition . . . . . .              -                   -            21,617

                                                      ---------------    ----------------    --------------

     Balance at end of year                            $   505,458           1,084,910           644,576
                                                      ===============    ================    ==============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          RIMAGE CORPORATION

                                                By: /s/ Bernard P. Aldrich
                                                    Bernard P. Aldrich
                                                    Chief Executive Officer

                                          Dated:    3/31/98

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                           DATE
---------                                -----                                           ----
 /s/ Bernard P. Aldrich                  Chief Executive Officer, President, and         3/31/98
            Bernard P. Aldrich           Director (principal executive and
                                         financial officer)


/s/ David J. Suden                       Chief Technical Officer & Director              3/31/98
            David J. Suden


/s/ Robert M. Wolf                       Controller (principal accounting officer)       3/31/98
            Robert M. Wolf


/s/ James L. Reissner                    Director                                        3/31/98
            James L. Reissner


/s/ Ronald R. Fletcher                   Director                                        3/31/98
            Ronald R. Fletcher


/s/ Richard F. McNamara                  Director                                        3/31/98
            Richard F. McNamara


/s/ George E. Kline                      Director                                        3/31/98
            George E. Kline


/s/ Joseph Miceli                        Director                                        3/31/98
            Joseph Miceli


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

10.1 Rimage Corporation 1992 Stock Option Plan [Filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.2 Lease dated July 28, 1992, between Rimage Corporation and 7725 Washington Avenue Corporation [Filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-22558) and incorporated herein by reference].

10.3 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association.

10.4     1992 Stock Option Plan.

11.1     Computation of Earnings Per Share.

21.1     Subsidiaries of Rimage Corporation.

23.1     Independent Auditors' Consent.

27.1     Financial Data Schedule for 1997 year end.

27.2     Financial Data Schedule for Restated 1995 and 1996 year ends.