Form 10-Q
period 1998-03-31
RIMAGE CORP
filed 1998-05-15
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            MARCH 31, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________________ TO___________________.



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


              Common Stock outstanding at May 8, 1998 -- 3,143,471
                     shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                    Description                Page
                                    -----------                ----


PART I      FINANCIAL INFORMATION

Item 1.Financial Statements

        Consolidated Balance Sheets as of
          March 31, 1998 (unaudited) and
            December 31, 1997 . . . . . . . . . . . . . . . .    3-4

        Consolidated Statements of Operations
            (unaudited) for the Three Months
            Ended March 31, 1998 and 1997 . . . . . . . . . .    5

        Consolidated Statements of Cash Flows
            (unaudited) for the Three Months
            Ended March 31, 1998 and 1997 . . . . . . . . . .    6-7

        Condensed Notes to Consolidated
          Financial Statements (unaudited) . . . . . . . . . .   8-10

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations   11-13



PART II     OTHER INFORMATION . . . . . . . . . . . . . . . . . 14
-------

     Item 1-5. None

     Item 6.   Exhibits

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997


                                                                                  March 31,              December 31,
                                                     Assets                         1998                    1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                          $         1,427,551                    656,127
     Trade accounts receivable, net of allowance for doubtful
          accounts and sales returns of $356,528 and $505,458,
          respectively                                                            5,482,881                  4,778,055
     Inventories (note 2)                                                         2,134,123                  2,265,867
     Income tax receivable                                                          134,200                     23,350
     Prepaid expenses and other current assets                                      297,011                    378,306
     Current installments of investment in sales-type leases                         70,621                     94,422
-----------------------------------------------------------------------------------------------------------------------
                    Total current assets                                          9,546,387                  8,196,127
-----------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                       5,602,175                  5,846,953

Investment in sales-type leases, net of current
     installments                                                                     4,110                     12,013
Goodwill                                                                            828,513                    848,692
Other noncurrent assets                                                             199,650                    259,727
-----------------------------------------------------------------------------------------------------------------------

                    Total assets                                       $         16,180,835                 15,163,512
-----------------------------------------------------------------------------------------------------------------------



See accompanying condensed notes to consolidated financial statements


                                                                                                    March 31,       December 31,
                                     Liabilities and Stockholders' Equity                             1998              1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)
Current liabilities:
     Current portion of notes payable                                                  $             900,000             900,000
     Current installments of capital lease obligations                                               371,892             356,053
     Trade accounts payable                                                                        2,561,205           2,789,973
     Accrued expenses (Note 4)                                                                     1,367,453           1,069,315
     Income taxes payable                                                                            155,000                   -
     Deferred income and customer deposits                                                           697,138             640,725
---------------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                                           6,052,688           5,756,066

Notes payable, less current portion                                                                  525,000             750,000
Capital lease obligations, less current installments                                               2,562,511           2,661,334
---------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                                   9,140,199           9,167,400
---------------------------------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                                              57,907              57,907

Stockholders' equity:
     Common stock, $.01 par value, authorized 10,000,000 shares,
            issued and outstanding 3,104,471 and 3,084,500, respectively                              31,045              30,845
     Additional paid-in capital                                                                   10,507,511          10,468,136
     Accumulated deficit                                                                          (3,401,743)         (4,405,218)
     Foreign currency translation adjustment                                                        (154,084)           (155,626)
---------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                                          6,982,729           5,938,205
---------------------------------------------------------------------------------------------------------------------------------

                        Total liabilities and stockholders' equity                     $          16,180,835          15,163,512
---------------------------------------------------------------------------------------------------------------------------------



                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 1998 and 1997
                                   (unaudited)


                                                                            Three months ended
                                                                                March 31,
                                                                          1998            1997
-------------------------------------------------------------------------------------------------
Revenues                                                           $   9,648,600      10,826,773
Cost of revenues                                                       5,831,732       8,262,083
-------------------------------------------------------------------------------------------------
                   Gross profit                                        3,816,868       2,564,690
-------------------------------------------------------------------------------------------------

Operating expenses:
     Engineering and development                                         509,411         556,693
     Selling, general, and administrative                              2,042,250       1,735,918
-------------------------------------------------------------------------------------------------
                   Total operating expenses                            2,551,661       2,292,611
-------------------------------------------------------------------------------------------------

                   Operating earnings                                  1,265,207         272,079
-------------------------------------------------------------------------------------------------

Other (expense) income:
     Interest expense                                                    (91,639)       (267,138)
     Loss on currency exchange                                            (5,683)         (2,419)
     Other, net                                                            8,790          12,508
-------------------------------------------------------------------------------------------------
                   Total other expense, net                              (88,532)       (257,049)
-------------------------------------------------------------------------------------------------

                   Earnings before income taxes                        1,176,675          15,030

Income taxes                                                             173,200               -
-------------------------------------------------------------------------------------------------

Net earnings                                                      $    1,003,475          15,030
-------------------------------------------------------------------------------------------------

Basic net earnings per common share                               $         0.32            0.01
-------------------------------------------------------------------------------------------------

Diluted net earnings per common share
     and common share equivalents                                 $         0.29            0.01
-------------------------------------------------------------------------------------------------

Basic weighted average shares                                          3,093,369       3,084,500
-------------------------------------------------------------------------------------------------

Diluted weighted average shares and common
     share equivalents outstanding                                     3,447,220       3,087,891
-------------------------------------------------------------------------------------------------


See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1998 and 1997
                                   (unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                1998                     1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                             1,003,475                  15,030
     Adjustments to reconcile net earnings to net
         cash provided by (used in) operating activities:
              Depreciation and amortization                                     528,240                 715,720
              Change in reserve for excess and obsolete inventories              10,819                 (31,141)
              Change in reserve for doubtful accounts                          (148,930)                (10,077)
              Loss on sale of property and equipment                              1,997                       -
              Changes in operating assets and liabilities:
                   Trade accounts receivable                                   (555,896)             (2,097,280)
                   Inventories                                                  120,925                 461,160
                   Income tax receivable                                       (110,850)                192,790
                   Prepaid expenses and other current assets                     81,295                (154,405)
                   Trade accounts payable                                      (228,768)                552,628
                   Accrued expenses                                             298,138                (373,523)
                   Income taxes payable                                         155,000                       -
                   Deferred income and customer deposits                         56,413                 153,861
----------------------------------------------------------------------------------------------------------------
                                     Net cash provided by (used in)
                                          operating activities                1,211,858                (575,237)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                        (223,203)                (97,204)
     Other noncurrent assets                                                     29,546                 (19,775)
     Receipts from sales-type leases                                             31,704                  59,396
----------------------------------------------------------------------------------------------------------------
                                     Net cash used in investing
                                         activities                            (161,953)                (57,583)
----------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES


                                                                                          Three months ended
                                                                                               March 31,
                                                                                       1998                   1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from stock option exercise                                            39,507                       -
     Principal payments on capital lease obligations                               (82,984)                (75,389)
     Proceeds from other notes payable                                                   -               8,361,233
     Repayment of other notes payable                                             (225,000)             (7,732,476)
-------------------------------------------------------------------------------------------------------------------
                                     Net cash provided by (used in)
                                         financing activities                     (268,477)                553,368
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (10,004)                (18,224)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                    771,424                 (97,676)

Cash and cash equivalents, beginning of period                                     656,127                 117,322
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $   1,427,551                  19,646
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of net cash paid during the period for:
         Interest                                                            $     100,356                 190,748
         Income taxes                                                        $     110,850                (147,924)



See accompanying condensed notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION AND NATURE OF BUSINESS

         The consolidated financial statements include the accounts of Rimage Corporation, Rimage Europe GmbH, A/G Systems Inc., d/b/a Duplication Technology Inc. (Rimage Boulder), Knowledge Access International (Knowledge Access) and Rimage Services, collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

         The Company operates in two divisions, Rimage Systems Division and Rimage Services Division. The Rimage Systems Division consists of substantially all of the former Rimage Companies. The Rimage Services Division consists of Rimage Services in addition to the existing service business at Rimage Boulder.

         The Systems Division develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long term involvement in diskette duplication and publishing equipment. The Services Division provides computer media duplication and production services to software developers and manufacturers and information publishers.

         The Company extends unsecured credit to its customers as well as credit to a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. These distributors and value added resellers sell and service a variety of hardware and software products.

         Certain prior year amounts have been reclassified to conform with the current quarter presentation.

(2)      INVENTORIES

         Inventories consist of the following as of:

                                                 March 31,         December 31,
                                                   1998               1997
                                                (unaudited)
-------------------------------------------------------------------------------

         Finished goods
         and demonstration equipment            $  587,302        $  578,689
         Work-in-process                           297,506           234,177
         Purchased parts and subassemblies       1,708,134         1,901,001
         -------------------------------------------------------------------
                                                 2,592,942         2,713,867

         Less reserve for excess inventories       458,819           448,000
         -------------------------------------------------------------------

                                                $2,134,123        $2,265,867
         -------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      SEGMENT REPORTING

         The following table summarizes certain financial information for the Systems and Service segment:

                                           Three Months Ended March 31,
                                                   (unaudited)
           (in thousands)                      1998            1997
---------------------------------------------------------------------
Revenues from unaffiliated customers:
    Systems                                  $  6,132        $  4,731
    Service                                     3,517           6,096
                                             --------        --------
                                                9,649          10,827

Operating earnings (loss):

    Systems                                     1,148             425
    Service                                       117            (153)
                                             --------        --------
                                                1,265             272

                                              March 31,     December 31,
                                                1998            1997
                                             --------        --------

                                              (unaudited)
Net identifiable assets:
    Systems                                  $  8,276           7,031
    Service                                     7,076           7,283
                                             --------        --------
                                               15,352          14,314





         As of and for the quarter ended March 31, 1998, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $1,761,000, $240,000 and $1,908,000, respectively. As of and for the quarter ended March 31, 1997, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $895,000, $(5,000), and $1,978,000, respectively.

(4)      ACCRUED EXPENSES

         During March 1998, the Company formulated a plan to dramatically reduce its diskette production at one of its facilities during the second quarter of 1998. Also during March 1998, the Company reserved for the write off of approximately $169,000 of net book value associated with leasehold improvements made to the facility. No reserve has been recorded for the remaining net book value of approximately $67,000 as the Company believes future sublease rental income will negate this expense as well as future rental payments under the third party operating lease.

                                                           (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998, comprehensive income would be $1,542 more than reported net income, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.


                                          Three months ended
                                               March 31,
                                         --------------------
                                                                     %
                                            1998        1997      Change
                                         --------    --------

Revenues from unaffiliated customers:
    Systems .........................    $  6,132    $  4,731      29.6%
    Services ........................       3,517       6,096     (42.3)
                                         --------    --------
        Total revenues ..............       9,649      10,827     (10.9)

Cost of revenues:
    Systems .........................       2,928       2,794       4.8
    Service .........................       2,904       5,468     (46.9)
                                         --------    --------
        Total cost of revenues ......       5,832       8,262     (29.4)

Gross profit:
    Systems .........................       3,204       1,937      65.4
    Services ........................         613         628       2.4
                                         --------    --------
        Total gross profit ..........       3,817       2,565      48.8

Operating expenses:
     Systems ........................       2,056       1,512      36.0
     Service ........................         496         781     (36.5)
                                         --------    --------
         Total operating expenses ...       2,552       2,293      11.3

Operating earnings (loss):

     Systems ........................       1,148         425     170.1
     Service ........................         117        (153)    176.5
                                         --------    --------
Total operating earnings ............    $  1,265    $    272     365.1
                                         ========    ========

RESULTS OF OPERATIONS

            Rimage operates through two primary divisions: (1) the systems division designs, manufactures and sells high performance, on-demand publishing and duplication equipment for CD-R's, diskettes and tapes, and (2) the services division provides media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as ZIP and Jazz disks. Results of operations during the three months ended March 31, 1998 reflected the continued trend of substantial growth and profitability in the systems division and lower contribution from the services division.

            REVENUE. Revenue decreased 10.9% from $10.8 million during the first quarter of 1997 to $9.6 million during the first quarter of 1998. All of the decrease, however, occurred in the services division, which recorded a 42.3% decline in revenue from $6.1 million in the first quarter of 1997 to $3.5 million in the first quarter of 1998. Fueled by increasing sales of its CD-R products, revenue in the systems division increased 29.6% to $6.1 million in the first quarter of 1998 from $4.7 in the first quarter of 1997. Revenue in the services division was affected by the loss of a customer that provided 21.5% of services sales during the first quarter of 1997 and by decreasing demand for diskette duplication services.

            GROSS PROFIT. Gross profit increased 48.8% from $2.6 million in the first quarter of 1997 to $3.8 million in the first quarter of 1998. The increase was due to the greater proportion of high margin systems sales in the 1998 quarter, and particularly sales of CD-R equipment. Gross profit from the services division remained relatively constant from the 1997 quarter to the 1998 quarter while gross profit in the systems division increased by 65.4%. As a percentage of revenue, gross profit increased from 23.7% during the first quarter of 1997 to 39.6% during the first quarter of 1998. Margins in the systems division increased to 52.3% in the first quarter of 1998 from 40.9% in the first quarter of 1997 as CD-R products contributed a greater percentage of sales and due to manufacturing efficiencies instituted in 1997. Margins also improved in the services division from 10% in the first quarter of 1997 to 17.4% in the first quarter of 1998, primarily as a result of cost savings measures applied to the services organization in 1997.

            OPERATING EXPENSE. Operating expense increased 11.3% from $2,293,000 in the first quarter of 1997 to 2,552,000 in the first quarter of 1998 and increased as a percentage of revenue from 21.2% in the first quarter of 1997 to 26.4% in the first quarter of 1998. All of the increase in operating expense related to increased sales and marketing expense and to the reserve for the write off of certain leasehold improvements associated with plans to remove operations from the services facility in Plover, WI. The Company significantly expanded its distribution network, both domestically and internationally, for its systems products in the second half of the 1997 fiscal year and has commenced joint marketing campaigns with distributors and value added resellers. These steps, combined with the increasing percentage of overall sales from the systems division (where products are sold through distribution) as opposed to services (where services are generated primarily through contacts and advertisement) were primary causes of sales and marketing expense to increase from 9.0% of revenue in the first quarter of 1997 to 12.8% of revenue in the first quarter of 1998. Partially offsetting the increased sales and marketing expense was a decrease in general and administrative expense both in terms of dollars (from $953,000 in the first quarter of 1997 to $806,000 in the first quarter of 1998) and as a percentage of revenue (from 8.8% in the first quarter of 1997 to 8.4% in the first quarter of 1998). Research and development expense remained relatively constant between the periods. One of the Company's principal objectives is to continue to reduce expenditures in administration as a percentage of revenue and direct more resources to revenue producing activities through selling and marketing expense. Accordingly, the Company intends to continue spending in sales and marketing.

            INTEREST EXPENSE. The Company repaid all outstanding borrowings under its line of credit during the fourth quarter of 1997, substantially reducing net interest expense from $267,000 in the first quarter of 1997 to $92,000 in the first quarter of 1998. With a substantial cash balance at March 31, the Company anticipates that net interest expense will remain lower for the balance of the year.

            INCOME TAXES. Income tax expense for the first quarter of 1998 amounted to $173,000 as compared to $0 for the first quarter of 1997. The Company is using an effective rate of 15% to record income taxes during 1998.

            NET EARNINGS. The significant change in mix of revenue to higher margin product sales in the system division, combined with only marginal increases in operating expense to support those sales, caused net earnings to increase dramatically to over $1 million in the first quarter of 1998. The Company expects to continue to emphasize and devote much of its resources to its systems business in coming quarters.

LIQUIDITY AND CAPITAL RESOURCES

            Operating activities generated $1.2 million of cash during the three months ended March 31, 1998. The $1.6 million of cash generated from net earnings, after adjustment for non-cash items (primarily depreciation and amortization) was offset by increased receivables resulting from increased revenue netted with a reduction in inventories and increased accrued expenses.

            The Company invested approximately $223,000 in additional equipment primarily for manufacturing purposes. Financing activities consumed $268,000 of cash primarily as a result of monthly payments under a term note agreement with its bank.

            The Company also maintains a revolving credit agreement with the same bank that provides for borrowings of up to $5,000,000 based on qualifying balances of varying assets. The Company estimates that it had available borrowing authority of approximately $3,342,000 under such line at March 31, 1998, but had no outstanding advances under the line at that date.

            The Company believes that the $1.4 million cash balance at March 31, 1998 and available borrowings under its credit line will be more than adequate to finance operations through the remainder of the calendar year.

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

                           Exhibit No. 27.2   Financial Data Schedule - Restated

                    (b)  Reports on Form 8-K:

                           Not Applicable.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                             RIMAGE CORPORATION
                                                 Registrant





Date:       May 14, 1998        By :        /s/ Bernard P. Aldrich
    --------------------                    ----------------------
                                                Bernard P. Aldrich
                                         Director, Chief Executive Officer,
                                                  and President
                                          (Principal Executive Officer)
                                          (Principal Financial Officer)

Date:       May 14, 1998        By:          /s/ Robert M. Wolf
    --------------------                    -------------------
                                                 Robert M. Wolf
                                                   Controller
                                         (Principal Accounting Officer)