Form 10-Q
period 1998-06-30
RIMAGE CORP
filed 1998-08-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.



                         COMMISSION FILE NUMBER: 0-20728
                                                 -------

                               RIMAGE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Minnesota                                   41-1577970
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  7725 Washington Avenue South, Edina, MN 55439
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  612-944-8144
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)


         Common Stock outstanding at July 31, 1998 -- 3,234,599 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


                                   Description                             Page


PART I            FINANCIAL INFORMATION

    Item 1.       Financial Statements

                        Consolidated Balance Sheets as of
                           June 30, 1998 (unaudited) and
                           December 31, 1997 ................................3-4

                        Consolidated Statements of Operations
                           (unaudited) for the Three and Six Months
                           Ended June 30, 1998 and 1997 .......................5

                        Consolidated Statements of Cash Flows
                           (unaudited) for the Six Months
                           Ended June 30, 1998 and 1997 .....................6-7

                        Condensed Notes to Consolidated
                           Financial Statements (unaudited) ................8-11

    Item 2.             Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ..12-16



PART II           OTHER INFORMATION .......................................17-19

    Items 1-3.    None

    Item 4.       Submission of Matters to Vote of Security Holders

    Item 5.       None

    Item 6.       Exhibits

SIGNATURES...................................................................20

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997

                                                                    June 30,       December 31,
                            Assets                                    1998             1997
----------------------------------------------------------------------------------------------
                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                     $ 3,187,705      $   656,127
    Trade accounts receivable, net of allowance for doubtful
        accounts and sales returns of $328,738 and $505,458,
        respectively                                                5,053,008        4,778,055
    Inventories (note 2)                                            2,520,098        2,265,867
    Income tax receivable                                             518,400           23,350
    Prepaid expenses and other current assets                         331,303          472,728
----------------------------------------------------------------------------------------------
               Total current assets                                11,610,514        8,196,127
----------------------------------------------------------------------------------------------

Property and equipment, net                                         5,139,572        5,846,953

Goodwill, net                                                         808,335          848,692
Other noncurrent assets                                               139,573          271,740
----------------------------------------------------------------------------------------------

               Total assets                                       $17,697,994      $15,163,512
==============================================================================================


See accompanying condensed notes to consolidated financial statements

                                                                                    June 30,       December 31,
                    Liabilities and Stockholders' Equity                             1998              1997
---------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Current liabilities:
    Current portion of notes payable                                            $    900,000       $    900,000
    Current installments of capital lease obligations                                388,190            356,053
    Trade accounts payable                                                         2,553,666          2,789,973
    Accrued expenses (Note 4)                                                      1,532,575          1,069,315
    Income taxes payable                                                             492,680                 --
    Deferred income and customer deposits                                            683,393            640,725
---------------------------------------------------------------------------------------------------------------
            Total current liabilities                                              6,550,504          5,756,066

Notes payable, less current portion                                                  300,000            750,000
Capital lease obligations, less current installments                               2,461,064          2,661,334
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                      9,311,568          9,167,400
---------------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                              57,907             57,907

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
         issued and outstanding 3,159,871 and 3,091,302, respectively                 31,599             30,913
    Additional paid-in capital                                                    10,781,157         10,468,136
    Accumulated deficit                                                           (2,354,208)        (4,405,218)
    Foreign currency translation adjustment                                         (130,029)          (155,626)
---------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                             8,328,519          5,938,205
---------------------------------------------------------------------------------------------------------------

                  Total liabilities and stockholders' equity                    $ 17,697,994       $ 15,163,512
===============================================================================================================


                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                  (unaudited)

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                   1998               1997               1998               1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                      $  8,841,289       $ 10,337,931       $ 18,489,889       $ 21,164,704
Cost of revenues                                 5,131,110          7,440,193         10,962,842         15,702,276
-------------------------------------------------------------------------------------------------------------------
          Gross profit                           3,710,179          2,897,738          7,527,047          5,462,428
-------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Engineering and development                     407,466            527,974            916,877          1,084,667
   Selling, general and administrative           1,905,681          1,702,394          3,947,931          3,438,312
-------------------------------------------------------------------------------------------------------------------
          Total operating expenses               2,313,147          2,230,368          4,864,808          4,522,979
-------------------------------------------------------------------------------------------------------------------

          Operating earnings                     1,397,032            667,370          2,662,239            939,449
-------------------------------------------------------------------------------------------------------------------

Other (expense) income:
   Interest expense, net                           (66,239)          (244,927)          (157,878)          (512,065)
   Gain on currency exchange                        32,453             41,159             26,770             38,740
   Other, net                                       31,289              2,591             40,079             15,099
-------------------------------------------------------------------------------------------------------------------
          Total other expense, net                  (2,497)          (201,177)           (91,029)          (458,226)
-------------------------------------------------------------------------------------------------------------------

          Earnings before income taxes           1,394,535            466,193          2,571,210            481,223

Income taxes                                       347,000             60,143            520,200             60,143
-------------------------------------------------------------------------------------------------------------------

Net earnings                                  $  1,047,535       $    406,050       $  2,051,010       $    421,080
===================================================================================================================

Basic net earnings per common share           $       0.33       $       0.13       $       0.66       $       0.14
-------------------------------------------------------------------------------------------------------------------

Diluted net earnings per common share
   and common share equivalents               $       0.29       $       0.13       $       0.57       $       0.14
-------------------------------------------------------------------------------------------------------------------

Basic weighted average shares                    3,142,384          3,084,500          3,118,012          3,084,500
===================================================================================================================

Diluted weighted average shares and
    common share equivalents outstanding         3,619,456          3,088,833          3,572,562          3,088,833
===================================================================================================================



See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                 1998              1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings                                                          $ 2,051,010       $   421,080
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
            Depreciation and amortization                                      1,064,688         1,394,694
            Change in reserve for excess and obsolete inventories                 73,953            13,895
            Change in reserve for allowance for doubtful accounts               (176,720)          (49,000)
            Loss on sale of property, plant, and equipment                        21,501            69,424
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                       (98,233)       (1,086,742)
                 Inventories                                                    (328,184)        1,503,841
                 Income tax receivable                                          (495,050)          147,924
                 Prepaid expenses and other current assets                        95,231          (126,628)
                 Trade accounts payable                                         (236,307)         (810,264)
                 Accrued expenses                                                463,260          (410,918)
                 Income taxes payable                                            492,680                --
                 Deferred income and customer deposits                            42,668           148,390
----------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities        2,970,497         1,215,696
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchase of property, plant, and equipment                               (262,941)         (237,916)
       Proceeds from the sale of property and equipment                            8,644            16,000
       Other noncurrent assets                                                    64,812           121,724
       Receipts from sales-type leases                                            58,207           211,337
----------------------------------------------------------------------------------------------------------
                              Net cash (used in) provided by
                                 investing activities                           (131,278)          111,145
----------------------------------------------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                                    Six months ended
                                                                                        June 30,
                                                                                 1998              1997
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from stock option exercise                                       313,707                --
       Principal payments on capital lease obligation                           (168,133)         (152,727)
       Proceeds from other notes payable                                              --        18,107,751
       Repayment of other notes payable                                         (450,000)      (19,304,032)
----------------------------------------------------------------------------------------------------------

                              Net cash used in financing activities             (304,426)       (1,349,008)
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                           (3,215)          (70,086)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                2,531,578           (92,253)

Cash and cash equivalents, beginning of period                                   656,127           117,322
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                     $ 3,187,705       $    25,069
==========================================================================================================

Supplemental disclosures of net cash paid during the period for:
       Interest                                                              $   219,285       $   513,388
       Income taxes                                                          $   495,050       $    18,186


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

      The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company's most recent annual report on Form 10-K.

      The Company extends unsecured credit to its customers as well as credit to a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. These distributors and value added resellers sell and service a variety of hardware and software products.

      In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows of the Company for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation.
                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)   BASIS OF PRESENTATION AND NATURE OF BUSINESS (CONTINUED)

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)   INVENTORIES

      Inventories consist of the following as of:

                                                     June 30,       December 31,
                                                       1998             1997
                                                   (unaudited)
--------------------------------------------------------------------------------

Finished goods and demonstration equipment         $   885,659      $   578,689
Work-in-process                                        230,033          234,177
Purchased parts and subassemblies                    1,926,359        1,901,001
--------------------------------------------------------------------------------
                                                     3,042,051        2,713,867
Less reserve for excess inventories                    521,953          448,000
--------------------------------------------------------------------------------

                                                   $ 2,520,098      $ 2,265,867
================================================================================

                                                                     (Continued)

(3)   SEGMENT REPORTING

      The following table summarizes certain financial information for the Systems and Service segments:

                                                       Six Months Ended June 30,
                                                              (unaudited)
                                                       -------------------------
                (in thousands)                            1998           1997
      --------------------------------------------------------------------------
      Revenues from unaffiliated customers:
         Systems                                        $ 12,733       $ 10,548
         Service                                           5,757         10,617
                                                        --------       --------
                                                          18,490         21,165

      Operating earnings (loss):
         Systems                                           2,668          1,228
         Service                                              (6)          (288)
                                                        --------       --------
                                                        $  2,662       $    940


                                                          June         December
                                                           30,            31,
                                                          1998           1997
                                                      (unaudited)
      --------------------------------------------------------------------------
      Net identifiable assets:
         Systems                                        $ 10,915       $  7,031
         Service                                           5,975          7,283
                                                        --------       --------
                                                        $ 16,890       $ 14,314

      As of and for the six months ended June 30, 1998, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $3,786,000, $588,000 and $2,333,000, respectively. As of and for the six months ended June 30, 1997, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $1,991,000, $(58,000), and $2,029,000, respectively.


(4)   NOTES PAYABLE TO BANK

      On July 30, 1998, the Company paid $1,200,000 to extinguish the outstanding balance of its Term Note with the bank.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)   COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three and six months ended June 30, 1998, comprehensive income would be $25,597 more than reported net income, due to foreign currency translation adjustments.

(6)   SUBSEQUENT EVENTS

      In connection with the planned divestiture of a portion of the Company's services division, on July 30, 1998, the Company paid $1,385,528 to eliminate debt associated with a capital lease on certain CD-ROM equipment. The Company then sold a substantial portion of its CD-ROM equipment to a third party for $1,904,102 cash through a Bill of Sale agreement dated July 31, 1998. The Company will recognize a loss on the sale of the assets in its third quarter financial statements totaling approximately $460,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                          -----------------------       -----------------------
                                            1998           1997           1998           1997
                                          --------       --------       --------       --------
      Revenues:
         Systems .......................  $  6,602       $  5,816       $ 12,733       $ 10,548
         Services ......................     2,239          4,522          5,757         10,617
                                          --------       --------       --------       --------
            Total Revenues .............     8,841         10,338         18,490         21,165

      Cost of Revenues:
         Systems .......................     3,102          3,467          6,029          6,261
         Services ......................     2,029          3,973          4,934          9,441
                                          --------       --------       --------       --------
            Total Cost of Revenues .....     5,131          7,440         10,963         15,702

      Operating Expenses:
         Systems .......................     1,979          1,546          4,036          3,059
         Services ......................       334            684            829          1,464
                                          --------       --------       --------       --------
            Total Operating Expenses ...     2,313          2,230          4,865          4,523

      Operating Earnings:
         Systems .......................     1,521            803          2,668          1,228
         Services ......................      (124)          (135)            (6)          (288)
                                          --------       --------       --------       --------
            Total Operating Earnings ...  $  1,397       $    668       $  2,662       $    940
                                          ========       ========       ========       ========



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rimage operates through two primary divisions: (1) the systems division designs, manufactures and sells high performance, on-demand publishing and duplication equipment for CD-R's, diskettes and tapes, and (2) the services division provides media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as ZIP and Jazz disks. Results of operations during the three and six months ended June 30, 1998 reflected the continued trend of substantial growth and profitability in the systems division and lower contribution from the services division.

REVENUE. Revenue decreased 14.5% from $10.3 million during the second quarter of 1997 to $8.8 million during the second quarter of 1998. All of the decrease, however, occurred in the services division, which recorded a 50.5% decline in revenue from $4.5 million in the second quarter of 1997 to $2.2 million in the second quarter of 1998. Revenue in the services division was affected by decreasing demand for diskette duplication services and as a result of the Company's ongoing intent to focus its sales efforts more heavily towards expanding the systems division current distribution network. Increasing sales of its CD-R products, resulting from expanded market penetration, caused revenue in the systems division to increase 13.5% to $6.6 million during the second quarter of 1998 from $5.8 in the second quarter of 1997.

For the six months ended June 30, 1998, revenues of $18.5 million represented a 12.6% decrease as compared to revenues of $21.2 million during the same period in 1997. Services division revenues decreased 45.8% from $10.6 million during the six months ended June 30, 1997 to $5.8 million during the same period in 1998. Revenue in the services division was affected by the loss of a customer that provided 11.0% of services sales during the first quarter of 1997, by decreasing demand for diskette duplication services, and as a result of the Company's ongoing intent to focus its sales efforts more heavily towards expanding the systems division current distribution network. Primarily as a result of continued increasing demand of CD-R related products, systems division revenues increased 20.7% from $10.5 million during the six months ended June 30, 1997 to $12.7 million during the same period in 1998.

On July 31, 1998, the Company sold a substantial portion of the assets, consisting primarily of CD-ROM production equipment, associated with its Minnesota services operations and terminated services operations in Minnesota. The Company recognized a $460,000 loss on such sale, which will be reflected in other expense during the quarter ended September 30, 1998. The Minnesota operations, which contributed $3.7 million to revenue during the six month period, were operating at a $50,000 loss. Although the Company anticipates generating increasing revenue in its systems division over the next few quarters, it is unlikely that such revenues will offset the decrease in revenue from discontinuation of the Minnesota services operation.

GROSS PROFIT. Gross profit as a percent of sales during the second quarter of 1998 was 42.0% compared to 28.0% during the same period of 1997. The increase was due to the greater proportion of high margin systems sales in the 1998 quarter, primarily sales of CD-R equipment. Services division gross profit as a percent of sales remained relatively constant comparing the second quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of 1997 to the second quarter of 1998. Systems division gross profit as a percent of sales during the second quarter of 1998 was 53.0% compared to 40.4% during the same period of 1997. This increase is due to higher margin CD-R products contributing a greater percentage of sales and due to manufacturing efficiencies instituted during the latter half of 1997.

Gross profit as a percent of sales during the six month period ended June 30, 1998 was 40.7% compared to 25.8% during the same period of 1997. Systems division gross profit as a percent of sales during the six month period ended June 30, 1998 was 52.7% compared to 40.6% during the same period of 1997. The increase in total and systems division gross profit as a percent of sales is due to a larger mix of high margin CD-R product sales during the 1998 period and due to manufacturing efficiencies instituted during the latter half of 1997.Services division gross profit as a percent of sales remained relatively constant comparing the second quarter of 1997 to the second quarter of 1998. With the termination of Minnesota services operations and the resulting increase in the proportion of revenue from the Company's systems division, margins should continue to improve over the next several quarters.

OPERATING EXPENSE. Operating expense remained relatively constant comparing the second quarter of 1997 to the second quarter of 1998 but increased as a percentage of revenue from 21.6% in the second quarter of 1997 to 26.2% in the second quarter of 1998. All of the increase in operating expense related to increased sales and marketing expenses. During the second quarter of 1998, the Company continued to expand its distribution network, both domestically and internationally, for its systems products and has intensified the promotion of joint marketing campaigns with distributors and value added resellers. These steps, combined with the increasing percentage of overall sales from the systems division (where products are sold through distribution) as opposed to services (where services are generated primarily through contacts and advertisement) were primary causes of sales and marketing expense to increase from $987,000 or 9.6% of revenue in the second quarter of 1997 to $1,338,000 or 15.1% of revenue in the second quarter of 1998. Partially offsetting the increased sales and marketing expense was a decrease in general and administrative expense both in terms of dollars (from $715,000 in the second quarter of 1997 to $568,000 in the second quarter of 1998) and as a percentage of revenue (from 6.9% in the second quarter of 1997 to 6.4% in the first quarter of 1998). Research and development expense remained relatively constant between the periods. One of the Company's principal objectives is to continue to reduce expenditures in administration as a percentage of revenue and direct more resources to revenue producing activities through selling and marketing expense. Accordingly, the Company intends to continue spending in sales and marketing.

Operating expense increased from $4.5 million, or 21.3% of revenue, during the six month period ended June 30, 1997 to $4.9 million, or 26.3% of revenue, during the same period of 1998. All of the increase in operating expense related to increased sales and marketing expenses. During the six months ended June 30, 1998, the Company expanded its distribution network to include 73 value added resellers, both domestically and internationally, for its systems products and has focused efforts to promote joint marketing campaigns with distributors and value added resellers. These

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

steps, combined with the increasing percentage of overall sales from the systems division (where products are sold through distribution) as opposed to services (where services are generated primarily through contacts and advertisement) were primary causes of sales and marketing expense to increase from $2.0 million or 9.3% of revenue during the six months ended June 30, 1997 to $2.6 million or 13.9% of revenue during the same period of 1998. General and administrative and research and development expense remained relatively constant between the periods. One of the Company's principal objectives is to continue to reduce expenditures in administration as a percentage of revenue and direct more resources to revenue producing activities through selling and marketing expense. Accordingly, the Company intends to continue spending in sales and marketing. With the disposition of the assets related to the Minnesota services operations, the Company anticipates that both general and administrative expenses and sales and marketing expenses will increase as a percent of revenues.

INTEREST EXPENSE. The Company repaid all outstanding borrowings under its line of credit during the fourth quarter of 1997, substantially reducing net interest expense from $245,000 in the second quarter of 1997 to $66,000 in the second quarter of 1998. The Company's cash position at June 30 enabled it to extinguish the outstanding balance of its Term Note with the bank in the amount of $1.2 million and to eliminate debt associated with a capital lease on certain CD-ROM equipment in the amount of $1.4 million. As a result of these transactions, the Company anticipates net interest expense will remain lower for the balance of the year.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the second quarter of 1998 amounted to $347,000 as compared to $60,000 for the second quarter of 1997. The Company is currently using an estimated effective tax rate of 25% to record income taxes during 1998, primarily representing federal alternative minimum tax and state taxes. In accordance with FAS 109, the Company periodically evaluates the need for a valuation allowance against its deferred tax asset. As a result of expected continued earnings, the Company expects to reduce the valuation allowance related to its deferred tax asset and recognize a corresponding tax benefit in the third quarter of 1998. Thereafter, the Company's operating results will be reported on a fully taxed basis.

NET EARNINGS. The significant change in mix of revenue to higher margin product sales in the system division, combined with only marginal increases in operating expense to support those sales, caused net earnings to increase dramatically to over $1 million in the second quarter of 1998 and over $2 million for the six month period ended June 30, 1998. The Company expects to continue to emphasize and devote much of its resources to its systems business in coming quarters.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $3.0 million of cash during the six months ended June 30, 1998. This amount consisted of $3.1 million of cash generated from net earnings after adjustment for non-cash

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

items (primarily depreciation and amortization). Cash used to finance increased inventories was offset by an increase in accrued expenses.

The Company invested approximately $263,000 in additional equipment primarily for manufacturing purposes. Financing activities consumed $304,000 of cash primarily as a result of monthly payments under a term note agreement with its bank. The remaining balance of the term note was subsequently paid off in July of 1998.

The Company also maintains a revolving credit agreement with the same bank that provides for borrowings of up to $5,000,000 based on qualifying balances of varying assets. The Company estimates that it had available borrowing authority of approximately $3.2 million under such line at June 30, 1998, but had no outstanding advances under the line at that date.

The Company believes that the $3.2 million cash balance at June 30, 1998 and available borrowings under its credit line will be more than adequate to finance operations through the remainder of the calendar year.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable.


Item 2.   Changes in Securities

          Not Applicable.


Item 3.   Defaults Upon Senior Securities

          Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders' was held on May 21, 1998. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                Nominee                           In Favor           Withheld
                -------                           ---------          --------
                Bernard Aldrich                   2,141,523           10,325
                Ronald Fletcher                   2,140,223           11,625
                George Kline                      2,140,273           11,575
                Richard McNamara                  2,140,273           11,575
                James Reissner                    2,142,273            9,575
                David Suden                       2,141,623           10,225

          The results of the voting on the following additional items were as follows:

          (a) Ratification of the selection of KPMG Peat Marwick LLP as independent accountants to audit the consolidated financial statements of Rimage Corporation for the year ending December 31, 1998. The votes of the stockholders on this ratification were as follows:

                In Favor         Opposed        Abstained        Broker Non-Vote
                ---------        -------        ---------        ---------------
                2,140,887         3,091           7,870                -0-

Item 5.   Other Information

          Not Applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                  Exhibit No. 11.1   Calculation of Earnings Per Share.

                  Exhibit No. 27.1   Financial Data Schedule

                  Exhibit No. 27.2   Financial Data Schedule-Restated

          (b)  Reports on Form 8-K:

                  Not Applicable.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                                   RIMAGE CORPORATION
                                            ---------------------------------
                                                       Registrant




Date:   August 8, 1998                 By:       /s/ Bernard P. Aldrich
        --------------                      ---------------------------------
                                                   Bernard P. Aldrich
                                                        Director,
                                                Chief Executive Officer,
                                                      and President
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)


Date:   August 8, 1998                 By:         /s/ Robert M. Wolf
        --------------                      ---------------------------------
                                                     Robert M. Wolf
                                                       Controller
                                             (Principal Accounting Officer)