Form 10-Q
period 1998-09-30
RIMAGE CORP
filed 1998-11-17
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1998; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



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


                  Common Stock outstanding at November 4, 1998
                      -- 3,236,999 shares of $.01 par value
                                  Common Stock.


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
                                TABLE OF CONTENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


                           Description                                                       Page
                           -----------                                                       ----
PART I            FINANCIAL INFORMATION
------
    Item 1.       Financial Statements

                  Consolidated Balance Sheets as of
                     September 30, 1998 (unaudited) and
                     December 31, 1997 .....................................................   3

                  Consolidated Statements of Operations
                     (unaudited) for the Three and Nine Months
                     Ended September 30, 1998 and 1997 .....................................   4

                  Consolidated Statements of Cash Flows
                     (unaudited) for the nine Months
                     Ended September 30, 1998 and 1997 .....................................  5-6

                  Condensed Notes to Consolidated
                     Financial Statements (unaudited) ......................................  7-11

    Item 2.       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .......................   12-18


PART II           OTHER INFORMATION ......................................................... 19
-------

    Items 1-3.             None

    Item 4.                Submission of Matters to Vote of Security Holders

    Item 5.                None

    Item 6.                Exhibits

SIGNATURES ................................................................................. 20


                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1998 and December 31, 1997

                                                                                September 30,       December 31,
                     Assets                                                          1998               1997
------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                 $      4,147,534   $        656,127
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $314,810 and $505,458 respectively                   5,974,486          4,778,055
    Inventories (Note 2)                                                             2,002,116          2,265,867
    Income tax receivable                                                              452,621             23,350
    Deferred income taxes (Note 6)                                                     750,000                  -
    Prepaid expenses and other current assets                                          166,781            472,728
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                  13,493,538          8,196,127
------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                            943,798          5,846,953

Goodwill, net                                                                          788,156            848,692
Other noncurrent assets                                                                 64,496            271,740
------------------------------------------------------------------------------------------------------------------
                        Total assets                                          $     15,289,988   $     15,163,512
===================================================================================================================


      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Current portion of notes payable                                          $              -   $        900,000
    Current installments of capital lease obligations (note 4)                               -            356,053
    Trade accounts payable                                                           2,477,914          2,789,973
    Accrued expenses                                                                 1,471,506          1,069,315
    Deferred income and customer deposits                                              610,973            640,725
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                              4,560,393          5,756,066

Notes payable, less current portion                                                          -            750,000
Capital lease obligations, less current installments (note 4)                                -          2,661,334
------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                      4,560,393          9,167,400
------------------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                                     -             57,907

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 3,236,999 and 3,091,302, respectively                 32,370             30,913
    Additional paid-in capital                                                      11,404,770         10,468,136
    Accumulated deficit                                                               (681,484)        (4,405,218)
    Foreign currency translation adjustment                                            (26,061)          (155,626)
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                            10,729,595          5,938,205
------------------------------------------------------------------------------------------------------------------
                        Total liabilities and stockholders' equity            $     15,289,988   $     15,163,512
===================================================================================================================

See accompanying condensed notes to consolidated financial statements


                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                  (unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                 1998              1997                 1998              1997
---------------------------------------------------------------------------------------------------------------------
Revenues                                       $ 9,225,576       $ 8,443,604         $ 27,715,465       $ 29,608,308
Cost of revenues                                 5,477,044         5,758,059           16,439,886         21,460,335
---------------------------------------------------------------------------------------------------------------------
          Gross profit                           3,748,532         2,685,545           11,275,579          8,147,973
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Engineering and development                     550,764           425,862            1,467,641          1,510,529
   Selling, general and administrative           1,687,095         1,606,179            5,635,026          5,044,491
---------------------------------------------------------------------------------------------------------------------
          Total operating expenses               2,237,859         2,032,041            7,102,667          6,555,020
======================================================================================================================

          Operating earnings                     1,510,673           653,504            4,172,912          1,592,953
---------------------------------------------------------------------------------------------------------------------

Other (expense) income:
   Interest, net                                    22,585          (183,863)            (135,293)          (695,928)
   Gain (loss) on currency exchange                 50,728           (10,562)              77,498             28,178
   Gain on capital leases (Note 4)                 512,192                 -              512,192                  -
   Other, net (Note 5)                          (1,017,817)           97,213             (977,738)           112,312
---------------------------------------------------------------------------------------------------------------------
          Total other expense, net                (432,312)          (97,212)            (523,341)          (555,438)
---------------------------------------------------------------------------------------------------------------------

          Earnings before income taxes           1,078,361           556,292            3,649,571          1,037,515

Income tax (benefit) expense (Note 6)             (594,363)           29,857              (74,163)            90,000
---------------------------------------------------------------------------------------------------------------------

Net earnings                                   $ 1,672,724         $ 526,435          $ 3,723,734          $ 947,515
======================================================================================================================

Basic net earnings per common share            $      0.52         $    0.17          $      1.18          $    0.31
---------------------------------------------------------------------------------------------------------------------

Diluted net earnings per common share
   and common share equivalents                $      0.45         $    0.16          $      1.03          $    0.29
---------------------------------------------------------------------------------------------------------------------

Basic weighted average shares                    3,218,632         3,085,701            3,151,921          3,084,905
======================================================================================================================

Diluted weighted average shares and
    common share equivalents outstanding         3,731,275         3,283,725            3,614,141          3,224,127
======================================================================================================================


See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                                   Nine months ended
                                                                                                    September 30,
                                                                                       1998               1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net earnings                                                              $     3,723,734    $      947,515
       Adjustments to reconcile net earnings to net cash
          provided by operating activities:
            Minority interest in net earnings of dissolved subsidiary                     57,907                 -
            Depreciation and amortization                                              1,484,040         1,835,988
            Change in reserve for excess and obsolete inventories                        166,423            21,787
            Change in reserve for allowance for doubtful accounts                       (190,648)         (513,050)
            Loss on sale of property and equipment                                       979,583            74,783
            Write off of other assets                                                    (15,000)                -
            Deferred income tax benefit                                                 (750,000)                -
            Gain on capital leases                                                      (512,192)                -
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                            (1,005,783)        1,061,478
                 Inventories                                                              97,328         1,274,825
                 Income tax receivable                                                  (429,271)          794,079
                 Prepaid expenses and other current assets                               228,178          (100,638)
                 Trade accounts payable                                                 (312,059)       (1,728,965)
                 Accrued expenses                                                        326,092          (565,388)
                 Deferred income and customer deposits                                   (29,752)          120,420
-------------------------------------------------------------------------------------------------------------------

                             Net cash provided by operating activities                 3,818,580         3,222,834
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchase of property and equipment                                               (504,617)         (287,129)
       Proceeds from the sale of property and equipment                                2,120,884            16,000
       Other noncurrent assets                                                           157,018           183,403
       Receipts from sales-type leases                                                    89,782           253,272
-------------------------------------------------------------------------------------------------------------------
                             Net cash provided by investing
                                activities                                             1,863,067           165,546
-------------------------------------------------------------------------------------------------------------------


                                                                                                       (Continued)


                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                        1998               1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from stock option exercise                                                938,091            16,005
       Principal payments on capital lease obligation                                  (1,504,878)         (246,028)
       Proceeds from other notes payable                                                        -        26,001,642
       Repayment of other notes payable                                                (1,650,000)      (29,189,238)
--------------------------------------------------------------------------------------------------------------------

                             Net cash used in financing activities                     (2,216,787)       (3,417,619)
--------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                    26,547           (75,233)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                         3,491,407          (104,472)

Cash and cash equivalents, beginning of period                                            656,127           117,322
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $     4,147,534    $       12,850
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of net cash received (paid) during the period for:
       Interest                                                                   $       135,293    $     (513,388)
       Income taxes                                                               $    (1,061,900)   $      (18,186)

Supplemental disclosures of non-cash investing and financing activities:
       Reduction of obligations under capital leases as a result of
            conversions to operating leases                                       $     1,512,509
                                                                               ===================
       Reduction of net book value of facilities under capital leases as
            a result of conversions to operating leases                           $     1,000,317
                                                                               ===================


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

          The Company operates in two divisions, Rimage Systems Division and Rimage Services Division. The Rimage Systems Division consists of substantially all of the former Rimage Companies. The Rimage Services Division consists of Rimage Services in addition to the existing service business at Rimage Boulder. During the third quarter of 1998, the Company ceased operations of its Bloomington Service division (Rimage Services) and sold the equipment and inventory associated with it.

          The Systems Division develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment. The Services Division provides computer media duplication and production services to software developers and manufacturers and information publishers.

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


(2)      INVENTORIES
           Inventories consist of the following as of:

                                               September 30,  December 31,
                                                    1998         1997
                                                (unaudited)
--------------------------------------------------------------------------------
 Finished goods and demonstration equipment     $1,053,623  $  578,689
 Work-in-proces                                    199,491     234,177
 Purchased parts and subassemblies               1,363,425   1,901,001
--------------------------------------------------------------------------------
                                                 2,616,539   2,713,867
Less reserve for excess inventories                614,423     448,000
--------------------------------------------------------------------------------

                                                $2,002,116  $2,265,867
--------------------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      SEGMENT REPORTING
          The following table summarizes certain financial information for the Systems and Services segments:

                                         Nine Months Ended September 30,
                                                    (unaudited)
                                                   (in thousands)
--------------------------------------------------------------------------------
                                              1998              1997
--------------------------------------------------------------------------------
Revenues from unaffiliated customers:
          Systems                            $20,023          $ 15,428
          Services                             7,693            14,180
                                               -----            ------
                                              27,716            29,608
Operating earnings (loss):
          Systems                              4,308             2,125
          Services                              (135)             (532)
                                                ----              ----
                                             $ 4,173           $ 1,593

                                          September 30,       December 31,
                                              1998              1997
                                           (unaudited)
--------------------------------------------------------------------------------
Net identifiable assets:
          Systems                            $14,785           $ 7,881
          Services                             1,115             7,283
                                               -----             -----
                                             $15,900           $15,164


(4)      CAPITAL LEASES
          During September 1998, the Company renegotiated its existing capital leases for both the Edina and Bloomington Minnesota facilities, resulting in operating leases and a gain of $512,192.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)           SHUT DOWN OF BLOOMINGTON SERVICES OPERATION

          In connection with the August 31, 1998 sale of a portion of the Company's services division, the Company sold the fixed assets and inventory used in its Bloomington, Minnesota services operation during the third quarter. From the July 23, 1998 measurement date to September 30, 1998, the Bloomington, Minnesota services operation had income from operations of $20,155 and generated proceeds of approximately $2.1 million from the sale of assets used in its operation. The Company has recognized a loss on the sale of these assets during the third quarter totaling approximately $859,000. The Company filed a Form 8-K dated July 31, 1998 which contained unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 1997 and for the six months ended June 30, 1998 excluding the operations related to the assets of its Bloomington, Minnesota services business, as if the assets had been sold at the beginning of the respective periods. Pro forma consolidated revenues were $35.7 million and $17.9 million for the year ended December 31, 1997 and for the six months ended June 30, 1998, respectively. Pro forma consolidated net earnings were $1.2 million and $2.1 million for the year ended December 31, 1997 and for the six months ended June 30, 1998, respectively. As of June 30, 1998, pro forma consolidated total assets and total liabilities were $15.8 and $7.9 million, respectively.

(6)       INCOME TAXES

          In accordance with SFAS No. 109, in prior years the Company established a valuation allowance against its net deferred tax asset. A valuation allowance is necessary when, based upon a review of all applicable facts and circumstances, it is more likely than not that the deferred tax asset will not be realized. The Company periodically evaluates the continued need for this valuation allowance. As a result of a review of the Company's current and projected earnings and other positive business factors, the Company believes it is now more likely than not that the deferred tax asset will be realized; therefore, the valuation allowance of $750,000 was reduced to zero during the third quarter of 1998. The resulting tax benefit of $750,000 reduced the Company's income tax expense recognized for the three and nine months ended September 30, 1998. (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)      COMPREHENSIVE INCOME
         In June 1997, the Financial Accounting Standards Board (FASB) issued
              SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's year ending December 31, 1998. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three and nine months ended September 30, 1998, comprehensive income would be $1.8 million and $3.9 million or $103,968 and $129,565 more than reported net income, respectively, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                        Three months ended               Nine months ended
                                            September 30,                 September 30,
                                            -------------                 -------------
                                         1998           1997           1998          1997
                                       --------       --------       --------       --------
Revenues:
   Systems ......................      $  7,290       $  4,881       $ 20,023       $ 15,428
   Services .....................         1,936          3,563          7,693         14,180
                                       --------       --------       --------       --------
        Total Revenues ..........         9,226          8,444         27,716         29,608

Cost of Revenues:
   Systems ......................         3,647          2,670          9,677          8,931
   Services .....................         1,830          3,088          6,763         12,529
                                       --------       --------       --------       --------
         Total Cost of Revenues .         5,477          5,758         16,440         21,460

Operating Expenses:
   Systems ......................         2,003          1,314          6,038          4,372
   Services .....................           235            718          1,065          2,183
                                       --------       --------       --------       --------
         Total Operating Expenses         2,238          2,032          7,103          6,555

Operating Earnings:
   Systems ......................         1,640            898          4,308          2,125
   Services .....................          (129)          (244)          (135)          (532)
                                       --------       --------       --------       --------
         Total Operating Earnings      $  1,511       $    654       $  4,173       $  1,593
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rimage operates through two primary divisions: (1) the systems division designs, manufactures and sells high performance, on-demand publishing and duplication equipment for CD-R's, diskettes and tapes, and (2) the services division provides media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as ZIP and Jazz disks. Results of operations during the three and nine months ended September 30, 1998 reflected the continued trend of substantial growth and profitability in the systems division and lower contribution from the services division.

REVENUE. Revenue increased 9.3% from $8.4 million during the third quarter of 1997 to $9.2 million during the third quarter of 1998. The Company's ongoing intent to focus its sales efforts more heavily towards developing the systems division current distribution network created increased sales of its CD-R products. Expanded market penetration caused revenue in the systems division to increase 49.3% to $7.3 million during the third quarter of 1998 from $4.9 in the third quarter of 1997. The services division recorded a 45.7% decline in revenue from $3.6 million in the third quarter of 1997 to $1.9 million in the third quarter of 1998. Revenue in the services division was affected by the divestiture of its Bloomington, MN services operation and decreasing demand for diskette duplication services.

For the nine months ended September 30, 1998, revenues of $27.7 million represented a 6.4% decrease as compared to revenues of $29.6 million during the same period in 1997. However, primarily as a result of continued increasing demand of CD-R related products, systems division revenues increased 29.8% from $15.4 million during the nine months ended September 30, 1997 to $20.0 million during the same period in 1998. This increase was offset by services division revenues which decreased 45.7% from $14.2 million during the nine months ended September 30, 1997 to $7.7 million during the same period in 1998. Revenue in the services division was affected by the loss of a customer that provided 8.2% of services sales during the first quarter of 1997, by the termination of its Bloomington, MN services operation due to decreasing demand for diskette duplication services, and as a result of the Company's ongoing intent to focus its sales efforts more heavily towards developing the systems division's current distribution network.

As of and for the nine months ended September 30, 1998, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $5,731,000, $685,000 and $3,127,000, respectively. As of and for the nine months ended September 30, 1997, foreign revenues from unaffiliated customers and operating loss were $3,157,000 and $178,000. Foreign net identifiable assets as of December 31, 1997 totaled $2,074,000. The growth is due to significant penetration in the European markets of sales of CD-R products. The Company's CD-R products have been even more rapidly accepted in Europe than in the United States and the Company's European operations continue to grow at a significant rate. The Company sells most of its products in local currencies and is therefore susceptible to fluctuations of currencies against the dollar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On August 31, 1998, the Company terminated its Bloomington, Minnesota services operation. The Company recognized a $859,000 loss on the sale of equipment associated with its Bloomington services operation, which is reflected in other expense during the third quarter 1998. The Bloomington operation, which contributed $3.9 million to revenue during the nine month period, generated an operating loss of $84,711. Although the Company anticipates generating increasing revenue in its systems division over the next few quarters, it is unlikely that such revenues will offset the decrease in revenue from termination of the Bloomington services operation.

GROSS PROFIT. Gross profit as a percent of sales was 40.6% during the third quarter of 1998 compared to 31.8% during the same period of 1997 and was 40.7% during the first nine months of 1998 compared to 27.5% during the same period of 1997. Systems division gross profit as a percent of sales was 50.0% during the third quarter of 1998 compared to 45.3% during the same period of 1997 and was 51.7% during the nine month period ended September 30, 1998 compared to 42.1% during the same period of 1997. The increase in total and systems sales during both the three and nine month periods was due to the greater proportion of high margin systems sales in the 1998 periods, primarily sales of CD-R equipment, and. to manufacturing efficiencies instituted during the latter half of 1997. Services division gross profit as a percent of sales was 5.5% during the third quarter of 1998 compared to 13.3% during the same period of 1997 and was 12.1% during the first nine months of 1998 compared to 11.6% during the same period in 1997. The decrease during the third quarter is due to the reduced margins experienced in connection with the termination of its Bloomington, Minnesota services operation on August 31, 1998. With the termination of the Bloomington services operation and the resulting increase in the proportion of revenue from the Company's systems division, margins should continue to improve over the next several quarters.

OPERATING EXPENSES. Operating expenses were $2.2 million or 24.3% of revenues during the third quarter of 1998 compared to $2.0 million or 24.1% of revenues for the same period of 1997. Operating expenses increased from $6.6 million, or 22.1% of revenue, during the nine month period ended September 30, 1997 to $7.1 million, or 25.6% of revenue, during the same period of 1998. Most of the increase in operating expenses related to increased sales and marketing expenses. During 1998, the Company continued to expand its distribution network, both domestically and internationally, for its systems products and has focused efforts on the promotion of joint marketing campaigns with distributors and value added resellers. These steps, combined with the increasing percentage of overall sales from the systems division (where products are sold through distribution) as opposed to services (where services are generated primarily through contacts and advertisement) were primary causes of sales and marketing expense to increase from $702,000 or 8.3% of revenue in the third quarter of 1997 to $1,273,000 or 13.8% of revenue in the third quarter of 1998 and from $2.7 million or 9.0% of revenue during the nine months ended September 30, 1997 to $3.8 million or 13.9% of revenue during the same period of 1998. Partially offsetting the increased sales and marketing expense was a decrease in general and administrative expense due to the consolidation of certain administrative duties. Research and development expense remained relatively constant during both the three and nine month comparative periods, but decreased slightly as a percentage of revenue because of higher sales. One of the Company's principal objectives is to continue to reduce

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenditures in administration as a percentage of revenue and direct more resources to research and development activities and towards revenue producing activities through selling and marketing expense. Accordingly, the Company intends to continue spending in research and development and sales and marketing. With the termination of the Bloomington services operation, the Company anticipates that both general and administrative expenses and sales and marketing expenses will increase as a percent of revenues.

INTEREST. The Company repaid all outstanding borrowings under its line of credit during the fourth quarter of 1997. Furthermore, the Company's cash position at June 30 enabled it to extinguish the outstanding balance of its Term Note with the bank in the amount of $1.2 million and to eliminate debt associated with a capital lease on certain CD-ROM equipment in the amount of $1.4 million. These transactions contributed to the Company recognizing net interest income of $23,000 during the third quarter of 1998. Net interest expense during the third quarter of 1997 totaled $184,000. Also, in September 1998, the Company renegotiated its existing capital leases for both the Edina and Bloomington Minnesota facilities, resulting in operating leases and the elimination of future interest expense. As a result of these transactions, the Company anticipates recognizing interest income for the balance of the year.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax (benefit) expense for the third quarter of 1998 amounted to $(594,000) as compared to $30,000 for the third quarter of 1997. In accordance with FAS 109, the Company periodically evaluates the need for a valuation allowance against its deferred tax asset. As a result of expected continued earnings, the Company has determined the valuation allowance is no longer necessary. The tax benefit reduced the Company's income tax expense recognized for the three and nine months ended September 30, 1998 by $750,000. Hereafter, the Company's operating results will be reported on a fully taxed basis.

NET EARNINGS. The significant change in mix of revenue to higher margin product sales in the systems division, combined with only marginal increases in operating expense to support those sales, the gain on the capital lease restructurings coupled with the benefit from the elimination of the valuation allowance against its deferred tax asset netted with the loss incurred with the termination of the Company's Bloomington services operation caused net earnings to increase dramatically to $1.7 million in the third quarter of 1998 and $3.7 million for the nine month period ended September 30, 1998. The Company expects to continue to emphasize and devote much of its resources to its systems business in coming quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet changed significantly during the third quarter of 1998 through (i) the sale of substantially all of the assets associated with the Company's Bloomington, Minnesota services operation, generating proceeds of approximately $2.1 million, of which approximately $1.3 million was used to repay debt associated with certain equipment under a capital lease and generating a loss on the sale of property totaling $859,000; (ii) the renegotiations of leases previously accounted for as capital leases and the classification of the new leases as operating leases resulting in the elimination of debt totaling $1.5 million and generating a gain of $512,000; and
(iii) the elimination of a valuation allowance against the Company's deferred tax asset that generated a deferred tax benefit of $750,000 during the third quarter of 1998.

Operating activities generated $3.8 million of cash during the nine months ended September 30, 1998. This amount consisted of $4.9 million of cash generated from net earnings after adjustment for non-cash items. These non-cash items consisted of depreciation and amortization, the loss on the sale of equipment (majority of which was used in the Bloomington services operation), and the deferred income tax benefit recognized as a result of the Company's elimination of its valuation allowance against its deferred tax asset.

Investing activities generated $1.9 million of cash during the nine months ended September 30, 1998, as the Company received cash proceeds from the sale of fixed assets totaling approximately $2.1 million. A majority of these proceeds were a result of the sale of equipment used in the Company's Bloomington services operation. The Company invested approximately $505,000 in additional equipment primarily for manufacturing purposes.

Financing activities consumed $2.2 million of cash primarily as a result of monthly payments under a term note agreement with its bank and payment of approximately $1.3 million to extinguish the debt associated with equipment held under a capital lease. The remaining balance of the term note was paid off in July of 1998.

The Company also maintains a revolving credit agreement with the same bank that provides for borrowings of up to $5,000,000 based on qualifying balances of varying assets. The Company estimates that it had available borrowing authority of approximately $3.2 million under such line at September 30, 1998 but had no outstanding advances under the line at that date.

The Company believes that the $4.1 million cash balance at September 30, 1998 and available borrowings under its credit line will be more than adequate to finance operations through 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company believes the approach of the Year 2000 could have a material effect on the Company's business, results of operations, and financial condition if it were to avoid the related consequences. To mitigate these potential consequences, the Company has identified the following areas as requiring significant analysis: 1) manufactured products, 2) information technology applications, 3) information technology end user supported applications, 4) information technology infrastructure, 5) business partners - both vendors and customers, 6) manufacturing equipment, 7) facility operations (non-information technology systems). The Company has also identified five phases associated with each area described above as follows: 1) awareness - educating all levels of the Company about the importance of Year 2000 readiness; 2) assessment - identify all electronic systems which are date-sensitive and assess which systems are not Year 2000 ready; 3) renovation - develop a strategy to repair, replace or retire the system; 4) validation - testing of changed programs and date files to ensure they are Year 2000 ready; and 5) implementation - placing the renovated and validated systems into everyday use. Currently, the Company is in the assessment phase of its plan to prepare itself for the Year 2000. The Company plans to complete this assessment phase by December 5, 1998. The following table describes the Company's estimated completion date for each remaining phase:


                  Renovation                         May 1999
                  Validation                         July 1999
                  Implementation                     August 1999

Through September 30, 1998, the Company has incurred costs of approximately $75,000 directly attributable to addressing Year 2000 issues. The Company is unable to, at this time, estimate the remaining costs that will be incurred in connection with its analysis of Year 2000 issues. The following are some of its most reasonably likely worst case Year 2000 scenarios the Company has identified: 1) The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. While some parts are stock "off the shelf" components, others are manufactured to the Company's specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors, as a result of an inability to work with such contractor due to Year 2000 consequences they face, would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. 2) The Company sells most of its manufactured systems through a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. The interruption of product flow to one or more of these distributors due to their inability to process date sensitive information could result in lower than normal sales revenues. To alleviate this decrease, the Company would redirect these sales to the remaining distributors and/or sell directly to its value added resellers.


NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European
Union are scheduled to establish fixed conversion rates between their existing currencies and the euro, a new European currency, and to adopt the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted.

The Company has a fair number of customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with the euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

The Company has also begun to analyze which of its internal systems (such as payroll, accounting and financial reporting) will need to be modified to deal with the Euro Conversion. The Company does not currently expect the cost of such modifications to have a material effect on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

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


Item 3.           Defaults Upon Senior Securities
                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  None.


Item 5.           Other Information
                  Not Applicable.


Item 6.           Exhibits and Reports on Form 8-K
                  (a)      Exhibits:

                           Exhibit No. 10.1 Operating Lease dated September 1,
                                            1998 for Facility at Edina,
                                            Minnesota location

                           Exhibit No. 10.2 Operating Lease Dated September 1,
                                            1998 for Facility at  Bloomington,
                                            Minnesota location

                           Exhibit No. 11.1 Calculation of Earnings Per Share.

                           Exhibit No. 27.1 Financial Data Schedule

                           Exhibit No. 27.2 Financial Data Schedule-Restated

                  (b)      Reports on Form 8-K:

                              Filed July 31, 1998. Reported the disposition of equipment associated with the Company's Bloomington services operation. The financial information included unaudited pro forma condensed consolidated balance sheet as of June 30, 1998 and unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 1998 and the year ended December 31, 1997.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                             RIMAGE CORPORATION
                                             Registrant


Date:   November 11, 1998           By:           /s/ Bernard P. Aldrich
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


Date:   November 11, 1998           By:             /s/ Robert M. Wolf
    ---------------------                           ------------------
                                                      Robert M. Wolf
                                                         Controller
                                                (Principal Accounting Officer)