Form 10-K
period 1998-12-31
RIMAGE CORP
filed 1999-03-31
CIK 892482

CONFORMED

                                    FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market, was $79,829,000.

As of March 5, 1999, there were outstanding 4,997,586 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

GENERAL INFORMATION

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Rimage Corporation (together with its subsidiaries, "Rimage" or the "Company") designs, manufactures and markets CD recordable ("CD-R") and computer diskette duplication and production equipment and provides high volume data duplication services on tape, diskette, CD-R and CD-ROM. The Company's Producer line of CD-R production systems provides turnkey premastering, recording and label printing in a single machine that may be used alone or on a network to allow the user to record and label large volumes of digital information for information distribution, archiving and other applications. The Perfect Image(R) CD Printer is a fast, affordable system for professional quality printing on the surface of a CD. The Perfect Image Series 100 automatic disk duplicators provide high capacity (up to 190 disks per hour) disk duplication capacity for software disk production and other applications. The Perfect Image Automated Production Cells have been a mainstay product for Rimage for over eight years that provide completely automated floppy disk mastering, duplication, labeling, data replacement and quality control capabilities.

The Rimage Services Division provides a range of high speed, high volume tape, diskette, CD-R and CD-ROM duplication services. The Company also provides turnkey services that include packaging and distribution of customer products.

The Company was incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. Rimage acquired the assets of a company that produced diskette duplication equipment in 1987 and of a California-based manufacturer of duplication equipment in 1988. The Company's operations through 1995 consisted primarily of the design, manufacture and sale of diskette and tape duplication equipment. In 1992, Rimage created a formal presence in Europe, forming Rimage Europe GmbH as a wholly owned subsidiary to conduct sales and service. In December 1993, Rimage acquired Duplication Technology, Inc. (Rimage Boulder); a company located in Boulder, Colorado that manufactures tape and CD-R duplication equipment and provides duplication services. In September 1994, the Company acquired a company in California, Knowledge Access International, that provides customized browser and archiving software. The Company formed a separate division in early 1996, Rimage Optical Systems, to act as a distributor of CD-ROM stamping presses manufactured by a European Company.

In September 1995, Rimage acquired Dunhill Software Services, Inc., an affiliated corporation that was formed in 1988 and that offered diskette duplication and production services. Dunhill was merged into the Company and, together with a portion of Duplication Technology, represents most of the Company's Services Division operations.

The Company's operations during the past five years have been affected by the timing of the foregoing acquisitions and subsequent phasing out of unprofitable operations, new product introductions and the expenses associated with development of such new products, by changes in preferred formats for media storage, and by increasing competition in the services businesses. The shift from diskette to CD-ROM storage technologies worked to introduce the Company's new CD-R products in 1995. These new CD-R products have generated significant, increasing sales in 1996, 1997 and 1998 and currently represent the Company's most profitable business. The declining use of diskettes negatively impacted both margins and services revenue in 1996, 1997 and 1998. The decreasing services revenues in 1996 caused the Company to report substantial losses during that year.

The Company responded in late 1996 by retaining new management and by planning for the phasing out of unprofitable operations. In early 1997, the Company shutdown Knowledge Access, which had been inactive since 1995, and ceased operations in Asia. The operations of Rimage Optical Systems, which had contributed approximately $6 million of revenue but virtually no operating margin in 1996, was also terminated in early 1997. During the third quarter of 1998, the Company ceased operations of its Bloomington, Minnesota Service Division (previously known as Dunhill Software Services, Inc.) and sold the equipment and inventory associated with its operations. These changes, together with continued cost savings from measures instituted during 1997 and increased distribution and market acceptance of its CD-R products, resulted in record earnings for the 1998 calendar year.

PRODUCTS

The Company's Systems Division, through which all CD-R, CD-ROM and diskette production equipment is manufactured and sold, generated 76%, 54% and 56% of the Company's revenue during the 1998, 1997, and 1996 fiscal years, respectively. The Company anticipates that the Systems Division will continue to generate a majority of the business in the next few years.

The Systems Division's core products are the Perfect Image line of automated CD-R publishing and duplication systems, the Perfect Image CD-R Printer and the Perfect Image line of automated diskette duplication.

The Perfect Image CD-R product line consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's. The Systems Division has developed a comprehensive line of CD-R hardware and software solutions specifically for customers interested in publishing large amounts of information and data onto a compact disc. The Rimage Perfect Image Producer product line gives customers the capability to produce multiple CD-R's in minutes, using automated loading systems, multiple recorders, and in line printing. This product line serves a wide range of office networks, industry production and retail environments.

The Perfect Image diskette duplication product line consists of a broad family of products that cover requirements from relatively low to high volume duplication with automated diskette finishing capabilities. This full product range is intended to serve any user within the microcomputer industry, based upon its specific needs.

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

The Systems Division products are designed to automate manual processes, resulting in a reduction of labor and training costs for users of the products. The principal benefits to users of the Systems Division's products are reduced operational costs, higher throughput than alternative systems, and higher quality. One of the essential elements of the Systems Division's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities. The Company has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

SERVICES

The Services Division's core business includes the duplication of CD-ROM's, CD-R's, diskettes, magnetic tapes and turnkey packaging services. The Services Division provides CD-ROM duplication, diskette duplication and production services to software developers and manufacturers, as well as publishing houses and a broad cross section of industry users. Revenue from the Company's Services Division constituted 24%, 46% and 44% of the Company's overall revenue during the 1998, 1997, and 1996 fiscal years, respectively

The CD-ROM duplication and production requirements of the Services Division's customers include the ability to: produce large volumes of CD-ROM's; precisely copy the optical image ensuring that it can be read by the end user's computer; provide precise customized silk screen color printing capabilities; provide turnkey packaging services; and for customers that distribute information on CD-ROM, the ability to duplicate data from a centralized database.

The diskette duplication and production requirements of the Services Division's customers include the ability to: produce high volumes of diskettes; precisely copy the magnetic image ensuring that it can be read by the end user's computer; label and collate diskettes; handle the various sizes and formats of diskettes currently in use; provide turnkey packaging services; and for customers that distribute information on diskettes or tape, the ability to duplicate data from a centralized database.

In addition to the CD-R and diskette duplication services, the Services Division also offers magnetic tape and magneto-optical disk duplication and production. The tape duplication and production requirements of the Service Division's customers include the ability to: produce high volumes of magnetic tapes;

precisely copy the magnetic image ensuring that it can be read by the end user's computer; provide turnkey packaging services; and support virtually all magnetic tape formats.

When major releases of software occur, there is a demand for CD-ROM and diskette duplication and production services such as those provided by the Services Division.

MARKETING AND DISTRIBUTION

The Company utilizes three principal means of distribution for its products: an international and domestic distributor network, a value added reseller (VAR) network, and inside sales.

The Company's sales force focuses primarily on building and supporting the distribution channel; the distributor network sells to and supports all size users; the VAR network is used to distribute the CD-R products within industry specific environments; and inside sales focuses on the sale of maintenance contracts and consumables.

The Company derived 13% and 14% of its revenues from a third party Services division customer during 1997, and 1996, respectively.

The Company conducts foreign sales and services through its subsidiary in Germany, Rimage Europe GmbH, and until February 1997, its subsidiary in Singapore, Rimage (Singapore) PTE LTD. Foreign sales constituted approximately 23%, 12%, and 15% of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively. See Note 12 to the Company's Consolidated Financial Statements included elsewhere herein for further information regarding foreign operations.

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

The Systems Division competes with a limited number of manufacturers of diskette duplication equipment and related products. The market consists of only a few U.S. and foreign manufacturers. This small group of manufacturers sell to the smaller volume duplicators and do not have the system capabilities of Rimage. The Systems Division competes in the sale of diskette duplication equipment based on its third generation automated solutions, and its high volume duplicating/formatting systems.

The Services Division competes with a large number of service bureaus that provide CD-ROM, CD-R and diskette duplication and production. In addition, many hardware manufacturers, computer software publishers and software developers have the capability to duplicate these media in high volumes internally. Due to the CD-ROM, CD-R and diskette duplication industry's highly competitive nature there is no single company or group of companies that is dominant in the industry. The Company believes that the principal competitive factors in providing duplication services are the volume and cost of media produced, the quality of the media, and the ability to meet production schedules.

The continued growth in sales of personal computers has resulted in a corresponding demand for duplication services. CD-ROM usage continues to grow, while diskette usage has slowed. Factors which affect the continued growth in CD-ROM usage include: the continued increase in new and upgraded software programs and the increased capabilities of computer hardware, along with utility programs to support both; the continued increase in games used on personal computers; and the increased usage of personal computers as they become more affordable. Factors which limit CD-ROM usage includes the increased use of work stations and networks whereby each microcomputer can access a file server or central controller for software and data; the increased availability of software through the internet; and the practice of software loading on the hard drives by the microcomputer manufacturers. Factors which limit diskette usage include the increased usage of higher capacity alternative storage media such as CD-ROM, optical cartridges, "flopticals" (which combine magnetic and optical tracks), magnetic tape and direct telecommunications. CD-ROM drives and floppy disk drives remain an industry standard as virtually every personal computer currently sold includes both types of drives.

MANUFACTURING

The Systems Division's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to the Company's specifications. The Company's employees at its facility in Edina, Minnesota conduct final assembly operations. Components include CD-R and diskette drives, circuit boards, electric motors, and machined and molded parts.

Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months.

RESEARCH AND DEVELOPMENT

There are 20 people involved in research and development at the Company's various locations. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by the Company is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD and diskette technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-ROM, CD-R and diskette media. The Company believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

The Company's expenditures for engineering and development were $1,902,000, $1,904,000, and $2,693,000 in 1998, 1997 and 1996 (or 5.1%, 4.9%, and 6.4% of
consolidated revenues), respectively. The Company intends to increase its level of investment in research and development to match the percentage in 1996.

PATENTS AND GOVERNMENT REGULATION

The Company is the owner of eleven patents, has three patents pending and has license rights to another six patents. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

As the number of the Company's products increase and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to infringement claims. The Company continues to pursue litigation efforts which began during the beginning of 1998 against a small manufacturer that it believes has duplicated its new CD-R product. In addition, although the Company does not believe that any of its products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in litigation.

The FCC requires some of the Company's equipment meet radio frequency emission standards. The Company has the necessary certification.

EMPLOYEES

At December 31, 1998, the Company had 130 full-time employees, of whom 20 were involved in research and development, 55 in manufacturing, assembly, testing and customer service, and 55 in sales, administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

The Company headquarters and the Systems Division are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. In September 1998, the Company restructured its existing capital lease into an operating lease containing a sixty-two month term for this facility, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $6.75 per square foot per year, plus taxes and common area charges of $2.98 per square foot per year. The Systems Division also leases a facility in Frankfurt, Germany. These facilities are used for manufacturing, engineering, service and sales.

The Services Division is headquartered in a leased facility of 19,928 square feet at 4601 Nautilus Court South in Boulder, Colorado. In January 1995, the Services Division entered into a five year operating lease for this facility. The lease provides for rent at the rate of $9.90 per square foot per year in addition to operating expenses, which currently are approximately $2.70 per square foot per year.

The Company also leases a 28,440 square foot facility in Bloomington, Minnesota. In September 1998, the Company restructured its existing capital lease into an operating lease containing a sixty month term for this facility, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $4.40 per square foot per year, plus taxes and common area charges of $2.16 per square foot per year. It is the intent of the Company to sublease this facility by the end of June 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that may have a material adverse effect on the Company, its business, or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol "RIMG". The following table sets forth, for the periods indicated, the range of low and high prices for the Company's common stock as reported on the NASDAQ System.

                                 Low            High
                               -------        -------
Calendar Year 1997:

1st Quarter .............      $ 1.667        $ 2.333

2nd Quarter .............        1.583          2.750

3rd Quarter .............        1.750          4.000

4th Quarter .............        3.750          5.500

Calendar Year 1998:

1st Quarter .............        3.666          5.166

2nd Quarter .............        5.416          8.750

3rd Quarter .............        6.750         11.083

4th Quarter .............        7.666         14.500

SHAREHOLDERS

At March 10, 1999, there were 62 record holders of the Company's common stock, and management believes that there are approximately 1,100 beneficial holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 1000's (except per share data). Per share data has been restated to reflect 3 for 2 stock split on November 28, 1998.

CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                             Year ended December 31
                                          --------------------------------------------------------------
                                            1998         1997         1996          1995          1994
                                          --------     --------     --------      --------      --------
Revenues                                  $ 37,383     $ 38,878     $ 41,782      $ 51,490      $ 40,694
Cost of Revenues                            21,409       27,559       32,420        38,836        28,156
Gross Profit                                15,974       11,319        9,362        12,654        12,538
Operating Expenses                           9,657        8,480       13,139        14,298        11,253
Operating Earnings (Loss)                    6,317        2,839       (3,777)       (1,644)        1,285
Other Expense, Net                             403          794          651           660           384
Income Tax Expense (Benefit)                   862          120          751        (1,052)          360
Net Earnings (Loss)                          5,053        1,925       (5,179)       (1,251)          541
Basic Net Earnings (Loss) Per Share       $   1.06     $    .42     $  (1.12)     $   (.27)     $    .12
Diluted Net Earnings (Loss) Per Share     $    .90     $    .39     $  (1.12)     $   (.27)     $    .12
Weighted Average Shares and Assumed
     Conversion Shares:
         Basic                               4,769        4,629        4,612         4,577         4,565
         Diluted                             5,638        4,915        4,612         4,577         4,565

CONSOLIDATED BALANCE SHEET INFORMATION:

                                                            Balances as of December 31
                                          --------------------------------------------------------------
                                            1998         1997         1996          1995          1994
                                          --------     --------     --------      --------      --------
Cash and Cash Equivalents                 $  7,350     $    656     $    117      $    230      $  1,284
Trade Accounts Receivables, Net              5,251        4,778        5,071         9,493         5,791
Inventories                                  2,043        2,266        4,028         4,690         5,833
Current Assets                              15,364        8,196       10,545        16,451        13,960
Property and Equipment, Net                    909        5,847        7,814         4,884         4,333
Total Assets                                17,109       15,164       20,010        23,784        21,568
Current Liabilities                          4,941        5,756       12,836        12,643         7,762
Long-Term Liabilities                           --        3,411        3,032         1,881         2,522
Stockholders' Equity                        12,168        5,938        4,084         9,202        11,227

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Rimage has two primary divisions: 1) The Systems Division develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems and continues to support its long-term involvement in diskette duplication and publishing equipment and 2) The Services Division provides computer media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as Zip and Jazz disks. The Company's consolidated revenues decreased by 3.8% and 7.0% from 1997 to 1998 and from 1996 to 1997, respectively. The Company's consolidated net earnings (loss) were $5,053,000, $1,925,000, and $(5,179,000) in 1998, 1997, and
1996, respectively.

SYSTEMS DIVISION--1998 COMPARED TO 1997

The Systems Division's revenues (which include equipment sold from Rimage Systems - Minneapolis, Rimage Europe, Rimage Boulder, Rimage Asia, Rimage Optical Systems, and Knowledge Access International) increased by $7,519,000 or 35.8% from 1997 to 1998. This increase was primarily due to the implementation of a distribution network during 1997 creating an increase in CD-R equipment sales and related peripheral products. CD-R equipment sales totaled $19,493,000 during 1998 compared to $9,578,000 during 1997.

Gross margin as a percentage of revenues was 51.6% and 45.5% during 1998 and 1997, respectively. This increase was due to the continued increase in sales of higher margin CD-R products. CD-R equipment sales as a percent of total revenues increased from 45.6% during 1997 to 68.3% during 1998.

Operating expenses as a percent of revenues were 29.3% and 28.2% during 1998 and 1997, respectively. This increase was primarily a result of increased sales and marketing expenses. During 1998, the Company continued to expand its distribution network, both domestically and internationally, for its systems CD-R related products and has focused efforts on the promotion of joint marketing campaigns with distributors and value added resellers. These steps, combined with the increasing percentage of overall sales from the Systems Division (where products are sold through distribution) were primary causes of Systems' sales and marketing expense to increase from $2,490,000 or 11.9% of Systems' revenues during 1997 to $4,400,000 or 15.4% of Systems' revenues during 1998. Partially offsetting Systems' increased sales and marketing expense was a decrease in its general and administrative expense due to the consolidation of certain administrative duties. Systems' research and development expenses remained relatively constant from 1997 to 1998, but decreased slightly as a percentage of revenue due to higher Systems' sales in 1998.

Operating earnings were $6,366,000 and $3,638,000 during 1998 and 1997, respectively. This improvement was primarily due to the increased sales of higher margin CD-R related products.

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

Gross margin as a percentage of revenues was 45.5% and 32.0% during 1997 and 1996, respectively. This increase was due to the increased sales of higher margin CD-R products and the discontinuation of lower margin products as a result of the shut-down of non-core business operations.

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

SERVICES DIVISION--1998 COMPARED TO 1997

The Services Division's revenues (which include the revenues of its Bloomington, Minnesota services operation, through August 1998, as well as the service business of Rimage Boulder) decreased by $9,013,000 or 50.4% from 1997 to 1998. This decrease was due to the divestiture of its Bloomington, Minnesota services operation during the third quarter of 1998.

Gross margin as a percentage of revenues was 14.0% and 9.9% during 1998 and 1997, respectively. The primary reason for this increase is due to the divestiture of its low margin Bloomington, Minnesota services operation during the third quarter of 1998.

Operating expenses as a percent of revenues were 14.6% and 14.3% during 1998 and 1997, respectively. Operating loss was $48,000 and $799,000 during 1998 and 1997, respectively. This decrease in loss resulted from the aforementioned divestiture of its low margin Bloomington operation.

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

Operating losses were $799,000 and $1,045,000 during 1997 and 1996, respectively. This decrease in net loss resulted from the aforementioned work force changes offset by increased depreciation expense and slightly lower sales.

CONSOLIDATED RESULTS--1998 COMPARED TO 1997

Revenues decreased $1,495,000 or 3.8% from 1997 to 1998. This decrease was primarily due to a significant decrease in Services Division revenues after the divestiture of the Company's Bloomington, Minnesota services operation during the third quarter of 1998, offset by significant increases in core Systems Division revenues. The increase in core Systems Division revenues was primarily due to an increase in CD-R equipment sales and related peripheral products.

Gross profit as a percentage of revenues was 42.7% and 29.1% during 1998 and 1997, respectively. The increase was primarily due to the increased sales of higher margin CD-R products coupled with the divestiture of the Bloomington services operation.

Operating expenses as a percent of revenues were 25.8% and 21.8% during 1998 and 1997, respectively. This increase was primarily due to increased sales and marketing expenses for its systems CD-R related products coupled with decreased services revenues as a result of the divestiture of the Company's Bloomington operation that was maintaining a lower operating expense to sales revenue ratio.

Net interest expense was $60,000 and $829,000 during 1998 and 1997, respectively. The decrease was due to the extinguishment of the outstanding balance of the Company's Term Note with the bank on June 30, 1998, the elimination of the debt associated with a capital lease on certain CD-ROM equipment during the third quarter of 1998 and the renegotiation of the Company's existing capital leases for both the Edina and Bloomington Minnesota facilities, which resulted in their reclassificaiton as operating leases and the elimination of future interest expense.

The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense was $862,000 and $120,000 in 1998 and 1997, respectively. In accordance with FAS 109, the Company periodically evaluates the need for a valuation allowance against its deferred tax asset. As a result of expected continued earnings, the Company determined its valuation allowance was no longer necessary. The additional tax benefit realized as a result of this determination is $750,000 for 1998. Hereafter, the Company's operating results will be reported on a fully taxed basis. The 1997 tax expense amount represents alternative minimum taxes.

Net earnings were $5,053,000 and $1,925,000 in 1998 and 1997, respectively. During November 1998, the Company effected a 3 for 2 stock split in the form of a 50% dividend. Diluted net earnings per share adjusted for the stock split was $0.90 and $.39 in 1998 and 1997, respectively. The increase in earnings is attributable to the significant change in mix of revenue to higher margin product sales in the systems division, combined with only marginal increases in operating expense to support those sales. In addition to the gain on the capital lease restructurings coupled with the benefit from the elimination of the valuation allowance against its deferred tax asset netted with the loss incurred from the termination of the Company's Bloomington services operation.

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

Income tax expense was $120,000 and $751,000 in 1997 and 1996, respectively. The 1997 tax expense amount represents alternative minimum taxes. The 1996 tax expense was a result of an increase in the valuation allowance of $751,000.

Net earnings (loss) was $1,925,000 and $(5,179,000) in 1997 and 1996, respectively. Diluted net earnings (loss) per share was $0.39 and $(1.12) in 1997 and 1996, respectively. The decrease in loss is attributable to the elimination of non-core Systems Division operations, an increase in CD-R equipment sales and related peripheral products, and lower tax expense in 1997 compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

On July 31, 1998, the Company completed the sale of a substantial portion of its CD-ROM duplicating equipment and a portion of its diskette duplication equipment used in its Bloomington, Minnesota services business to Advanced Duplication Services, Inc. for $1,900,000 in cash.

Current assets are $15,364,000 as of December 31, 1998 as compared to $8,196,000 as of December 31, 1997, primarily reflecting the increase in cash from increased sales of higher margin CD-R products and the Company's elimination of its deferred tax valuation allowance. The allowance for doubtful accounts as a percentage of receivable decreased from 10% as of December 31, 1997 to 4% as of December 31, 1998. This decrease occurred as a result of the Systems Division's shift from direct selling to selling through a distribution network. The change in property and equipment principally reflects the proceeds from the disposition of capital assets used in its Bloomington, Minnesota services operation and depreciation expense of

$1,581,000. Current liabilities decreased approximately 14% to $4,941,000 as of December 31, 1998 from $5,756,000 as of December 31, 1997, reflecting normal reductions in accounts payable. Long-term debt, including current maturities, decreased from $3,411,000 as of December 31, 1997 to $0 as of December 31, 1998, as a result of the elimination of the Company's debt under their term note and capital lease obligations.

Net cash provided by operating activities was $6,946,000 and $5,244,000 during 1998 and 1997, respectively. The increase in cash flow from operating activities in 1997 to 1998 was greatly impacted by increased sales of higher margin CD-R products.

Net cash provided by investing activities of $1,745,000 during 1998 primarily reflect proceeds from the sale of a substantial portion of the equipment used in its Bloomington, Minnesota services business. Net cash used in investing activities of $6,000 during 1997 primarily reflect capital expenditures offset by receipts from the Company's sales-type leases. At December 31, 1998 the Company had no significant commitments to purchase additional capital equipment.

Net cash used in financing activities of $2,027,000 during 1998 primarily reflected payment of its capital lease obligation associated with the capital equipment sold, as mentioned above combined with the payment of the Company's remaining long-term debt. Net cash used in financing activities of $4,662,000 during 1997 principally reflect borrowings and repayments of debt under the credit agreement.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

YEAR 2000 READINESS

The Company believes the approach of the Year 2000 could have a material effect on the Company's business, results of operations, and financial condition if it were to avoid the related consequences. To mitigate these potential consequences, the Company has identified the following areas as requiring significant analysis: 1) manufactured products, 2) information technology applications, 3) information technology end user supported applications, 4) information technology infrastructure, 5) business partners - both vendors and customers, 6) manufacturing equipment, 7) facility operations (non-information technology systems). The Company has also identified five phases associated with each area described above as follows: 1) awareness - educating all levels of the Company about the importance of Year 2000 readiness; 2) assessment - identify all electronic systems which are date-sensitive and assess which systems are not Year 2000 ready; 3) renovation - develop a strategy to repair, replace or retire the system; 4) validation - testing of changed programs and date files to ensure they are Year 2000 ready; and 5) implementation - placing the renovated and validated systems into everyday use. Currently, the Company is in the renovation and validation phases of its plan to prepare itself for the Year 2000. The following table describes the Company's estimated completion date for each remaining phase:
                         Renovation        May 1999
                         Validation        July 1999
                         Implementation    August 1999

Through December 31, 1998, the Company has incurred costs of approximately $85,000 directly attributable to addressing Year 2000 issues. The Company is unable to, at this time, estimate the remaining costs that will be incurred in connection with its analysis of Year 2000 issues. The following are some of its most reasonably likely worst case Year 2000 scenarios the Company has identified: 1) The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. While some parts are stock "off the shelf" components, others are manufactured to the Company's specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors, as a result of an inability to work with such contractor due to Year 2000 consequences they face, would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. 2) The Company sells most of its manufactured systems through a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. The interruption of product flow to one or more of these distributors due to their inability to process date sensitive information could result in lower than normal sales revenues. To alleviate this decrease, the

Company would redirect these sales to the remaining distributors and/or sell directly to its value added resellers.

NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender from January 1, 1999 to January 1, 2002, from which date forward only the euro will be accepted.

The Company has customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with the euro requirements. The amount of money the Company anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on the Company's results of operations or financial condition. The Euro Conversion may also have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

The Company has also modified its internal systems (such as payroll, accounting and financial reporting) to deal with the Euro Conversion. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2000, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward looking statements". All forward looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward looking statements. The Company's ability to succesfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms, may impact the Company's ability to increase demand for its products. The success of the Company's sales force to provide for broader account coverage through channel partners, better utilization of existing resources and to control selling expense may be impacted by the expertise and commitment of the affected personnel, market acceptance of new and existing products and competitive market conditions. The unanticipated need to enhance or modify products due to changing market requirements, the success of current product programs, the need to meet unanticipated product opportunities and the amount of total revenue in 1999 may affect whether research and development expenditures will increase to the levels experienced in 1996 (approximately 7% of total revenues). The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expenses, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1997, the Company was exposed to certain market risks based on the outstanding long-term debt obligation totaling $750,000. As discussed in note 4 to the consolidated financial statements, the obligation was paid in full during the year ended December 31, 1998. The Company does not invest in any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
                                                                       Page in
                                                                     1998 Annual
                                                                      Report to
                                                                    Shareholders
                                                                    ------------

Report of Management.................................................      16

Independent Auditors' Report.........................................      17

Consolidated Balance Sheets, as of December 31, 1998 and 1997........   18-19

Consolidated Statements of Operations, for the years ended
December 31, 1998, 1997 and 1996.....................................      20

Consolidated Statements of Stockholders' Equity and Comprehensive
Income, for the years ended December 31, 1998, 1997 and 1996.........      21

Consolidated Statements of Cash Flow, for the years ended
December 31, 1998, 1997 and 1996.....................................   22-23

Notes to Consolidated Financial Statements...........................   24-39

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

Bernard P. Aldrich

President and Chief Executive Officer

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           /s/ KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 24, 1999

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                          Assets                                       1998             1997
-----------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                     $ 7,349,521          656,127
     Trade accounts receivable, net of allowance for doubtful
         accounts and sales returns of $205,000 and
         $505,000, respectively                                      5,251,185        4,778,055
     Inventories                                                     2,043,131        2,265,867
     Income tax receivable                                                  --           23,350
     Prepaid expenses and other current assets                         127,657          472,728
     Deferred income taxes                                             593,000               --
-----------------------------------------------------------------------------------------------
               Total current assets                                 15,364,494        8,196,127
-----------------------------------------------------------------------------------------------

Property and equipment:
     Building and leasehold improvements                               441,081        2,505,577
     Manufacturing equipment                                         1,845,659        8,574,347
     Development equipment                                             554,307          758,888
     Office furniture and equipment                                  1,043,248        1,971,155
-----------------------------------------------------------------------------------------------
                                                                     3,884,295       13,809,967

     Less accumulated depreciation and amortization                  2,975,304        7,963,014
-----------------------------------------------------------------------------------------------
               Net property and equipment                              908,991        5,846,953


Goodwill, net of accumulated amortization of $377,286 and
     $296,571, respectively                                            767,977          848,692
Other noncurrent assets                                                 67,427          271,740
-----------------------------------------------------------------------------------------------



               Total assets                                        $17,108,889       15,163,512
===============================================================================================

See accompanying notes to consolidated financial statements.

                Liabilities and Stockholders' Equity                            1998               1997
----------------------------------------------------------------------------------------------------------
Current liabilities:
     Current portion of notes payable                                      $         --            900,000
     Current installments of capital lease obligations                               --            356,053
     Trade accounts payable                                                   2,273,536          2,789,973
     Income tax payable                                                         236,728                 --
     Accrued compensation                                                       899,247            654,008
     Accrued other                                                              818,109            415,307
     Deferred income and customer deposits                                      712,982            640,725
----------------------------------------------------------------------------------------------------------
             Total current liabilities                                        4,940,602          5,756,066

Notes payable, less current portion                                                  --            750,000
Capital lease obligations, less current installments                                 --          2,661,334
----------------------------------------------------------------------------------------------------------
             Total liabilities                                                4,940,602          9,167,400
----------------------------------------------------------------------------------------------------------

Minority interest in inactive subsidiary                                             --             57,907

Stockholders' equity:
     Common stock, $.01 par value, authorized 10,000,000 shares,
         issued and outstanding 4,936,088 and 4,636,953, respectively            49,361             46,370
     Additional paid-in capital                                              11,545,485         10,452,679
     Retained earnings (accumulated deficit)                                    647,477         (4,405,218)
     Accumulated other comprehensive income - foreign currency
         translation adjustment                                                 (74,036)          (155,626)
----------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                      12,168,287          5,938,205

Commitments and contingencies (notes 8 and 14)

----------------------------------------------------------------------------------------------------------

         Total liabilities and stockholders' equity                        $ 17,108,889         15,163,512
==========================================================================================================

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997, and 1996

                                                    1998               1997               1996
-------------------------------------------------------------------------------------------------
Revenues                                       $ 37,383,359         38,878,439         41,782,122
Cost of revenues                                 21,409,199         27,559,498         32,419,822
-------------------------------------------------------------------------------------------------
               Gross profit                      15,974,160         11,318,941          9,362,300
-------------------------------------------------------------------------------------------------

Operating expenses:
     Engineering and development                  1,901,777          1,904,490          2,693,390
     Selling, general, and administrative         7,755,127          6,575,558         10,446,173
-------------------------------------------------------------------------------------------------
               Total operating expenses           9,656,904          8,480,048         13,139,563
-------------------------------------------------------------------------------------------------

               Operating earnings (loss)          6,317,256          2,838,893         (3,777,263)
-------------------------------------------------------------------------------------------------

Other (expense) income:
     Interest expense                              (255,098)          (829,490)          (678,805)
     Interest income                                195,463                 --                 --
     Gain on currency exchange                       80,389             58,294             38,749
     Other, net                                    (423,350)           (22,481)           (10,467)
-------------------------------------------------------------------------------------------------
               Total other expense, net            (402,596)          (793,677)          (650,523)
-------------------------------------------------------------------------------------------------

               Earnings (loss) before
                   income taxes                   5,914,660          2,045,216         (4,427,786)

Income taxes                                        861,965            120,143            751,225
-------------------------------------------------------------------------------------------------

Net earnings (loss)                            $  5,052,695          1,925,073         (5,179,011)
-------------------------------------------------------------------------------------------------

Basic net earnings (loss) per common
     share                                     $       1.06               0.42              (1.12)
-------------------------------------------------------------------------------------------------

Diluted net earnings (loss) per common
    share and assumed conversion shares        $       0.90               0.39              (1.12)
-------------------------------------------------------------------------------------------------

Basic weighted average shares                     4,769,009          4,629,431          4,612,256
-------------------------------------------------------------------------------------------------

Diluted weighted average shares and
     assumed conversion shares                    5,638,140          4,914,799          4,612,256
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1998, 1997, and 1996

                                                                                           Retained      Accumulated
                                                     Common   Stock        Additional      earnings         other
                                                 ---------------------       paid-in    (accumulated    comprehensive
                                                   Shares       Amount       capital       deficit)         income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     4,576,491     $45,765     10,286,628     (1,151,280)       21,252        9,202,365

    Stock issued in stock option exercise           50,250         503        145,747             --            --          146,250
    Comprehensive income:
       Net loss                                         --          --             --     (5,179,011)           --       (5,179,011)
       Translation adjustment, net of tax
          effect of $0                                  --          --             --             --       (85,951)         (85,951)
                                                                                                                        -----------
    Total comprehensive income                          --          --             --             --            --       (5,264,962)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     4,626,741      46,268     10,432,375     (6,330,291)      (64,699)       4,083,653

    Stock issued in stock option exercise           10,203         102         20,304             --            --           20,406
    Comprehensive income:
       Net earnings                                     --          --             --      1,925,073            --        1,925,073
       Translation adjustment, net of tax
          effect of $0                                  --          --             --             --       (90,927)         (90,927)
                                                                                                                        -----------
    Total comprehensive income                          --          --             --             --            --        1,834,146
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                     4,636,944      46,370     10,452,679     (4,405,218)     (155,626)       5,938,205

    Stock issued in stock option and warrant
      exercise                                     299,144       2,991      1,092,806             --            --        1,095,797
    Comprehensive income:
       Net earnings                                     --          --             --      5,052,695            --        5,052,695
       Translation adjustment, net of tax
          effect of $0                                  --          --             --             --        81,590           81,590
                                                                                                                        -----------
    Total comprehensive income                          --          --             --             --            --        5,134,285
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                     4,936,088     $49,361     11,545,485        647,477       (74,036)      12,168,287
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996

                                                                                  1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                                      $ 5,052,695        1,925,073       (5,179,011)
     Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities:
            Write off of minority interest in inactive
               subsidiary                                                          57,907               --               --
            Depreciation and amortization                                       1,661,321        2,466,519        1,982,839
            Goodwill and other asset impairments                                       --           81,636          446,700
            Change in reserve for excess and obsolete
               inventories                                                         82,509         (142,000)        (145,000)
            Change in reserve for doubtful accounts                              (300,944)        (579,452)         440,334
            Loss on sale of property and equipment                                870,494            1,089          111,624
            Change in deferred taxes                                             (750,000)              --        1,065,000
            Decrease in investment in sales-type leases                                --               --         (176,588)
            Gain on termination of capital leases                                (512,192)              --               --
            Changes in operating assets and liabilities:
               Trade accounts receivable                                         (172,186)         872,135        3,982,070
               Inventories                                                        140,227        1,903,686          807,773
               Prepaid expenses and other current
                   assets                                                         138,712          (85,269)          37,938
               Income tax receivable                                               23,350          795,440         (568,778)
               Trade accounts payable                                            (516,437)      (1,505,427)      (1,466,342)
               Accrued expenses                                                   571,942         (700,708)         392,671
               Income taxes payable                                               526,728               --               --
               Deferred income and customer deposits                               72,257          210,903         (335,955)
----------------------------------------------------------------------------------------------------------------------------
                             Net cash provided by
                                  Operating activities                          6,946,383        5,243,625        1,395,275
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (515,775)        (381,373)      (2,941,123)
     Proceeds from the sale of property and equipment                           2,094,904           15,427           84,633
     Other noncurrent assets                                                       67,803           66,360         (188,738)
     Receipts from sales-type leases                                               98,372          293,849          343,612
----------------------------------------------------------------------------------------------------------------------------
                             Net cash provided by (used in)
                                 investing activities                           1,745,304           (5,737)      (2,701,616)
----------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                                  1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from stock option exercise                                      $ 1,095,797           20,406          146,250
     Principal payments on capital lease obligations                           (1,472,877)        (325,715)         (97,922)
     Net change in line of credit at bank                                              --       (3,446,296)         144,407
     Proceeds from other notes payable                                                 --        1,650,000        2,816,702
     Repayment of other notes payable                                          (1,650,000)      (2,560,191)      (1,801,324)
----------------------------------------------------------------------------------------------------------------------------
                             Net cash (used in) provided
                                 by financing activities                       (2,027,080)      (4,661,796)       1,208,113
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            28,787          (37,287)         (14,464)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 6,693,394          538,805         (112,692)

Cash and cash equivalents, beginning of year                                      656,127          117,322          230,014
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                        $ 7,349,521          656,127          117,322
============================================================================================================================

Supplemental disclosures of cash paid during the period for:
        Interest                                                              $   284,293          842,950          697,296
        Income taxes                                                            1,038,550           23,350          172,992

Supplemental disclosures of non-cash investing and financing activities:
        Reduction of obligations under capital leases as a
            result of conversions to operating leases                         $ 1,512,509               --               --
                                                                              ===========       ==========       ==========

        Reduction of net book value of facilities under
            capital leases as a result of conversion to
            operating leases                                                  $ 1,000,317               --               --
                                                                              ===========       ==========       ==========

        Purchase of manufacturing equipment under
            capital lease                                                     $        --               --        1,822,770
                                                                              ===========       ==========       ==========

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)    Nature of Business and Summary of Significant Accounting Policies

            Basis of Presentation and Nature of Business

            The consolidated financial statements include the accounts of
               Rimage Corporation, Rimage Europe GmbH, A/G Systems Inc. d/b/a Duplication Technology Inc. (Rimage Boulder), Knowledge Access International (Knowledge Access), and, through August 1998, operations of its Bloomington, Minnesota services operation (formerly Dunhill Software Services), collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

            The Company develops, manufactures and distributes high
               performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment. The Company also provides computer media duplication and production services to software developers and manufacturers and information publishers.

            In connection with the August 31, 1998 sale of a portion of the
               Company's Services Division, the Company sold the fixed assets and inventory used in its Bloomington, Minnesota services operation (see note 9). During March 1997, the Company completed the shutdown of its Knowledge Access subsidiary. The Company also completed shutdowns of its Asia facility and Televaulting division in February and June 1997, respectively.

            The Company extends unsecured credit to its customers as well as credit to a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. These distributors and value added resellers sell and service a variety of hardware and software products.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

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

            Cash Equivalents

            All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

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

            The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product, which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs as of December 31, 1998 and 1997 of $367,836. Accumulated amortization at December 31, 1998 and 1997 was $313,238 and $204,069,
               respectively.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

            Net Earnings (Loss) Per Share

            Basic earnings (loss) per share is calculated as income (loss)
               available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and warrants computed using the treasury stock method.

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

            Goodwill

            Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. Goodwill balances are reviewed periodically to determine that the unamortized balances are recoverable. In evaluating the recoverability, the following factors, among others, are considered: a significant change in the factors used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or services strategy, a significant change in the customer base, and/or a realization of failed marketing efforts. If the unamortized balance is believed to be unrecoverable, the Company recognizes an impairment charge necessary to reduce the unamortized balance to the present value of cash flows expected to be generated over the remaining life. The amount of impairment, if any, is charged to earnings as a part of general and administrative expenses in the current period.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

            Comprehensive Income

            On January 1, 1998, the Company adopted Statement of Financial
               Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the Company's net income (loss) and foreign currency translation adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income. SFAS No. 130 only requires additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

            Segment Information

            On January 1, 1998, the Company adopted Statement of Financial
               Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which requires a new basis for determining reportable business segments based on the management approach. SFAS No. 131 only requires additional disclosures in the consolidated financial statements, it does not affect the Company's financial position or results of operations. Disclosures required under SFAS No. 131 have been provided for all periods presented.

            Reclassification

            Certain prior year amounts have been reclassified to conform with the current year presentation.

2)    Fair Value of Financial Instruments

            The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

            Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

            Trade accounts receivables, accounts payable and notes payable:
               The carrying amount approximates fair value because of the short maturity of those instruments.

            Long-term debt: The carrying amount approximates fair value based on their effective interest rates compared to current market rates.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

3)    Inventories

            Inventories consist of the following as of December 31:

                                                       1998         1997
      ---------------------------------------------------------------------

      Finished goods and demonstration equipment    $  900,839      693,689
      Work-in-process                                  121,901      205,972
      Purchased parts and subassemblies              1,020,391    1,366,206
      ---------------------------------------------------------------------
                                                    $2,043,131    2,265,867
      =====================================================================


4)    Note Payable To Bank

            On December 31, 1997, the Company entered into a term note agreement (the Credit Agreement) with a bank. Borrowings under the Credit Agreement were secured by substantially all Company assets and accrued interest at LIBOR plus two and one-half percent. The term note was paid in full during the year ended December 31, 1998.

            Also available to the Company under the Credit Agreement are advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000. There were no outstanding borrowings under this revolving loan as of December 31, 1998.

            TheCredit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

5)    Income Taxes

            The provision for income tax expense consists of the following:

                                                  Year ended December 31
                                          -------------------------------------
                                              1998        1997          1996
-------------------------------------------------------------------------------

Current:
   U.S. Federal                           $   834,000      95,000      (351,000)
   State                                      320,965      25,143        37,225
   Foreign                                    300,000          --            --
-------------------------------------------------------------------------------
         Total current                      1,454,965     120,143      (313,775)
-------------------------------------------------------------------------------

Deferred:
   Change in valuation allowance          $(1,461,000)         --            --
   U.S. Federal                               777,000          --       979,000
   State                                       91,000          --        86,000
-------------------------------------------------------------------------------
         Total deferred                      (593,000)         --     1,065,000
-------------------------------------------------------------------------------

                                          $   861,965     120,143       751,225
===============================================================================

            Total tax expense differs from the expected tax expense
               (benefit), computed by applying the federal statutory rate of 34% to earnings (loss) before income taxes as follows:

                                                  Year ended December 31
                                          -------------------------------------
                                              1998        1997          1996
-------------------------------------------------------------------------------

Expected income tax expense (benefit)     $ 2,011,000     696,000    (1,505,000)
Goodwill amortization                          27,000      25,000        25,000
(Decrease) increase in deferred tax
   asset valuation allowance               (1,461,000)   (888,000)    2,181,000
State income taxes, net of federal tax
   effect                                     233,000      17,000        82,000
Research and experimental credits                  --     (85,000)      (95,000)
Alternative minimum tax                            --      95,000            --
Other, net                                     51,965     260,143        63,225
-------------------------------------------------------------------------------

                                          $   861,965     120,143       751,225
===============================================================================

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

            The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                           1998         1997
-------------------------------------------------------------------------------

Accounts receivable                                      $ 56,000       182,000
Inventories                                               165,000       180,000
Accrued payroll                                            56,000        63,000
Capital versus operating lease                                 --       147,000
Warranty accrual                                           20,000        20,000
Fixed assets                                               86,000        51,000
Gross margin recognition on sale to foreign subsidiary    142,000        83,000
Tax credits                                                    --       728,000
Other                                                      68,000         7,000
-------------------------------------------------------------------------------
         Total gross deferred tax assets                  593,000     1,461,000

Less valuation allowance                                       --    (1,461,000)
-------------------------------------------------------------------------------

Net deferred tax assets                                  $593,000            --
===============================================================================

            A reconciliation of the valuation allowance for deferred taxes as of December 31 is as follows:

                                                           1998         1997
-------------------------------------------------------------------------------

Valuation allowance at beginning of year                 $1,461,000   2,349,000
Decrease in valuation allowance                          (1,461,000)   (888,000)
-------------------------------------------------------------------------------

                                                         $     --     1,461,000
===============================================================================

            A valuation allowance is provided when there is some likelihood that all or a portion of the deferred tax asset may not be recognized. The net deferred asset at December 31, 1997 is fully offset by a valuation allowance. The Company periodically evaluates the need for the valuation allowance. As a result of continued earnings and other positive business factors during 1998 the Company determined that it is now more likely than not that the deferred tax asset will be realized. Therefore, the valuation allowance of $1,461,000 was reduced to zero.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

6)    Stockholders' Equity

            Stock Split

            On November 27, 1998, the Company effected a 3 for 2 stock split in the form of a 50% dividend. All references in the financial statements and related notes to per share information, stock options, weighted average number of shares, as well as the number of common shares outstanding for all prior years presented, have been retroactively adjusted to reflect this stock split.

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

                                                                       Weighted
                                           Shares                       average
                                         available        Options      Exercise
                                         for grant      outstanding      Price
--------------------------------------------------------------------------------

Balance at December 31, 1995              251,325         497,175      $   4.43
   Exercised                                   --         (50,250)         2.91
   Canceled                                11,250         (11,250)         5.59
--------------------------------------------------------------------------------

Balance at December 31, 1996              262,575         435,675          4.58
   Additional shares available            750,000              --         --
   Granted                               (630,750)        630,750          2.02
   Exercised                                   --         (10,203)         2.00
   Canceled                                85,281         (85,281)         4.92
--------------------------------------------------------------------------------

Balance at December 31, 1997              467,106         970,941          2.11
   Granted                               (326,700)        326,700          4.51
   Exercised                                   --        (239,144)         2.42
   Canceled                                 4,000          (4,000)         2.75
--------------------------------------------------------------------------------

Balance at December 31, 1998              144,406       1,054,497      $   2.78
================================================================================

            At December 31, 1998, 940,797 of the options outstanding were exercisable.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

            The fair value of the 326,700 stock options granted during 1998 is estimated at $964,239 on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility ranging from 65.1% to 77.1%, risk-free interest rate ranging from 4.37% to 5.62% and an expected life of
               5.0 years. The fair value of the 420,500 stock options granted during 1997 is estimated at $796,637 on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 76%, risk-free interest rate of 6.9% and an expected life of 7.0 years

            The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1998 and 1997 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:


                                                       1998              1997
               -----------------------------------------------------------------
               Net earnings:
                        As reported                $ 5,052,695       $ 1,925,073
                        Proforma                   $ 4,323,464       $ 1,408,073
               -----------------------------------------------------------------
               Basic net earnings per share:
                        As reported                $      1.06       $      0.42
                        Proforma                   $      0.91       $      0.30
               -----------------------------------------------------------------
               Diluted net earnings per share:
                        As reported                $      0.90       $      0.39
                        Proforma                   $      0.77       $      0.29
               -----------------------------------------------------------------

            Proforma net income reflects only options granted in 1998 and
               1997 as no options were granted in 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

7)    Net Earnings (Loss) Per Share

            The components of net earnings (loss) per basic and diluted share are as follows:

                                  Net Earnings     Weighted Average    Per Share
                                     (Loss)       Shares Outstanding     Amount
                                  -----------     ------------------   ---------
1998:
    Basic                         $ 5,052,695         4,769,009          $ 1.06
    Dilutive effect  of
      stock options                        --           869,131            (.16)
                                  -----------         ---------          ------
    Diluted                       $ 5,052,695         5,638,140          $  .90
                                  ===========         =========          ======

1997:
    Basic                         $ 1,925,073         4,629,431          $  .42
    Dilutive effect of
      stock options                        --           285,368            (.03)
                                  -----------         ---------          ------
    Diluted                       $ 1,925,073         4,914,799          $  .39
                                  ===========         =========          ======

1996:
    Basic                         $(5,179,011)        4,612,246          $(1.12)
    Dilutive effect of
      stock options                        --                --              --
                                  -----------         ---------          ------
    Diluted                       $(5,179,011)        4,612,246          $(1.12)
                                  ===========         =========          ======

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

8)    Leases

            During September 1998, the Company renegotiated its existing capital leases for both the Edina and Bloomington Minnesota facilities, which resulted in reclassification to operating leases and a gain of $512,192.

            Also, in connection with the August 31, 1998 sale of a portion of the Company's services division, the Company paid $1,385,528 to satisfy debt associated with a capital lease on certain CD-ROM equipment.

            The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 1998 are:

                                             Related       Third
                                              party        party        Total
                                            operating    operating    operating
            Year ending December 31           leases       leases       leases
            -------------------------------------------------------------------

            1999                            $  418,253    228,802      647,055
            2000                               426,996     55,225      482,221
            2001                               436,026         --      436,026
            2002                               445,199         --      445,199
            2003                               301,004         --      301,004
            -------------------------------------------------------------------

               Net minimum lease payments   $2,027,478    284,027    2,311,505
                                            ==========    =======    =========

            Rent expense under operating leases amounted to approximately
               $214,000, $333,000, and $294,000, respectively, for the years ended December 31, 1998, 1997, and 1996.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

9)    Other (Expense) Income

            Other (expense) income consists of the following:

                                                                      Year ended December 31
                                                                ----------------------------------
                                                                   1998         1997        1996
               -----------------------------------------------------------------------------------
               Loss on sale of property and equipment           $(870,494)     (1,089)    (111,624)
               Gain on termination of capital leases (Note 8)     512,192          --           --
               Other, net                                         (65,048)    (21,392)     101,157
               -----------------------------------------------------------------------------------

                                                                $(423,350)    (22,481)     (10,467)
               ===================================================================================

            In connection with the August 31, 1998 sale of a portion of the
               Company's services division, the Company sold the fixed assets and inventory used in its Bloomington, Minnesota services operation during the third quarter. The Company recognized a loss on the sale of these assets totaling approximately $859,000 for the year ended December 31, 1998.

10)   Profit Sharing and Savings Plan

             Rimage has a profit sharing and savings plan under Section 401(k)
               of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company's discretionary contributions totaled $123,621, $137,150, and $207,459 in 1998, 1997, and 1996, respectively.

11)   Segment Reporting

            The Company operates in two segments, Rimage Systems Division and
               Rimage Services Division. The Rimage Systems Division consists of Rimage Corporation, Rimage Europe GmbH, and Knowledge Access International (Knowledge Access). The Rimage Services Division consists of the Bloomington, Minnesota operation, through August 1998, in addition to Rimage Boulder.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

            The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit or loss before income taxes.

                                                  Year ended December 31
                                         --------------------------------------
              (in thousands)               1998           1997           1996
-------------------------------------------------------------------------------

Revenues:
   Systems                               $ 28,530       $ 21,011       $ 23,237
   Services                                 8,853         17,867         18,545
                                         --------       --------       --------

   Total                                 $ 37,383       $ 38,878       $ 41,782
                                         ========       ========       ========

Operating earnings (loss):
   Systems                               $  6,365       $  3,638       $ (2,732)
   Services                                   (48)          (799)        (1,045)
                                         --------       --------       --------

   Total                                 $  6,317       $  2,839       $ (3,777)
                                         ========       ========       ========

Depreciation and amortization:
   Systems                               $    505       $    527       $    610
   Services                                 1,156          1,940          1,373
                                         --------       --------       --------

   Total                                 $  1,661       $  2,467       $  1,983
                                         ========       ========       ========

Expenditures for long-lived assets:
   Systems                               $    325       $    103       $    332
   Services                                   191            278          2,609
                                         --------       --------       --------

   Total                                 $    516       $    381       $  2,941
                                         ========       ========       ========

Assets:
   Systems                               $ 14,709       $  7,881       $  9,137
   Services                                 2,400          7,283         10,873
                                         --------       --------       --------

   Total                                 $ 17,109       $ 15,164       $ 20,010
                                         ========       ========       ========

Revenues:
   United States                         $ 28,603       $ 34,066       $ 36,330
   Germany                                  8,780          4,799          5,070
   Other                                       --             13            382
                                         --------       --------       --------

   Total                                 $ 37,383       $ 38,878       $ 41,782
                                         ========       ========       ========

Long-lived assets:
   United States                         $    859       $  5,824       $  7,750
   Germany                                     50             23             13
   Other                                       --             --             51
                                         --------       --------       --------

   Total                                 $    909       $  5,847       $  7,814
                                         ========       ========       ========

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

12)   Major Customers

            The Company derived approximately $5,139,000 of its 1997 sales from an unaffiliated customer and had a receivable balance from this customer in the approximate amount of $449,000 as of December 31, 1997. The Company derived approximately $5,967,000 and $2,640,000 of its 1996 sales from two unaffiliated customers.


13)   Restructuring Expenses and Related Reserves

            During 1996, the Company refocused its strategic direction resulting in changes to management, product transitions and subsidiary consolidation. As a direct result of these changes, the following general and administrative expenses were incurred during 1996: severance costs of $61,000, costs associated with plant shutdowns totaling $460,000 and goodwill and other asset impairments of $447,000. During 1997, the Company included costs of $82,000 relating to other asset impairments in general and administrative expenses.

            As discussed above, during 1996, Rimage reserved for costs expected to be incurred in connection with certain plant shutdowns occurring during 1997. As expenses were incurred during 1997 to shutdown these operations, the reserve established in 1996 was utilized.


14)   Commitments and Contingencies

            The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

15) Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

                                                          1998                                            1997
                                       ------------------------------------------     -------------------------------------------
                                        Fourth      Third      Second       First      Fourth       Third      Second       First
---------------------------------------------------------------------------------------------------------------------------------
Revenues                               $ 9,668      9,226       8,841       9,649       9,270       8,444      10,338      10,827
Cost of revenues                         4,970      5,477       5,131       5,832       6,099       5,758       7,440       8,262
---------------------------------------------------------------------------------------------------------------------------------
              Gross profit               4,698      3,749       3,710       3,817       3,171       2,686       2,898       2,565

Operating expenses:
    Engineering and
       development                         434        551         407         510         394         426         528         557
    Selling, general, and
       administrative                    2,120      1,687       1,906       2,042       1,531       1,606        1703        1736
---------------------------------------------------------------------------------------------------------------------------------
              Total operating
                 expenses                2,554      2,238       2,313       2,552       1,925       2,032       2,231       2,293
---------------------------------------------------------------------------------------------------------------------------------

              Operating earnings         2,144      1,511       1,397       1,265       1,246         654         667         272
---------------------------------------------------------------------------------------------------------------------------------

Other (expense) income:
    Interest, net                           76         23         (66)        (92)       (133)       (184)       (245)       (267)
    Gain (loss) on
       currency exchange                     3         51          33          (6)         30         (10)         41          (2)
    Other, net                              42       (506)         31           9        (135)         97           3          12
---------------------------------------------------------------------------------------------------------------------------------
              Total other (expense)        121       (432)         (2)        (89)       (238)        (97)       (201)       (257)
---------------------------------------------------------------------------------------------------------------------------------

              Earnings before
                 income taxes            2,265      1,079       1,395       1,176       1,008         557         466          15

Income tax expense (benefit)               936       (594)        347         173          30          30          60           0
---------------------------------------------------------------------------------------------------------------------------------

Net earnings                           $ 1,329      1,673       1,048       1,003         978         527         406          15
=================================================================================================================================

Basic net earnings per
    common share                       $  0.27       0.35        0.22        0.22        0.21        0.11        0.09        0.00
=================================================================================================================================

Diluted net earnings
    per common share
    and common share
    equivalents                        $  0.23       0.30        0.19        0.19        0.19        0.11        0.09        0.00
=================================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, to be filed by April 30, 1999 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed by April 30, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table", "Stock Options", and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed by April 30, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed by April 30, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed by April 30, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

      (2) FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                      Form 10-K
                                                                      ---------

      Independent Auditors' Report on Financial Statement Schedule...     41

      Schedule II - Valuation and Qualifying Accounts................     42

      (3) EXHIBITS. See Index to Exhibits on page 44 of this report.


(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)   See Exhibit Index and Exhibits.

(d)   See the Financial Schedule included at the end of this report.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


Under date of February 24, 1999, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 24, 1999

                                                                     SCHEDULE II



                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts Receivable:

                                                             YEARS ENDED DECEMBER 31,
                                                     1998             1997             1996
                                                  ----------       ----------       ----------
Balance at beginning of year                      $  505,458        1,084,910          644,576

     Write-offs and other adjustments               (465,071)        (691,208)        (183,391)
     Additions charged to costs and expenses         164,127          111,756          623,725
                                                  ----------       ----------       ----------

Balance at end of year                            $  204,514          505,458        1,084,910
                                                  ==========       ==========       ==========





Reserve for Inventory Obsolescence:

                                                             YEARS ENDED DECEMBER 31,
                                                     1998             1997             1996
                                                  ----------       ----------       ----------
Balance at beginning of year                      $  447,682          585,000          735,000

     Write-offs and other adjustments               (391,901)        (264,497)        (181,507)
     Additions charged to costs of sales             474,728          127,179           31,507
                                                  ----------       ----------       ----------

Balance at end of year                            $  530,509          447,682          585,000
                                                  ==========       ==========       ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       RIMAGE CORPORATION

                                            By: /s/ Bernard P. Aldrich
                                                    Bernard P. Aldrich
                                                    Chief Executive Officer

                                       Dated:  3/15/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                       DATE
---------                    -----                                       ----

/s/ Bernard P. Aldrich       Chief Executive Officer, President,         3/15/99
------------------------     Director (principal executive and
   Bernard P. Aldrich        financial officer)


/s/ David J. Suden           Chief Technical Officer & Director          3/15/99
------------------------
     David J. Suden


/s/ Robert M. Wolf           Controller (principal accounting officer)   3/15/99
------------------------
     Robert M. Wolf


/s/ James L. Reissner        Director                                    3/15/99
------------------------
   James L. Reissner


/s/ Ronald R. Fletcher       Director                                    3/15/99
------------------------
   Ronald R. Fletcher


/s/ Richard F. McNamara      Director                                    3/15/99
------------------------
   Richard F. McNamara


/s/ George E. Kline          Director                                    3/15/99
------------------------
     George E. Kline

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

10.3 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association.

10.4        1992 Stock Option Plan

21.1        Subsidiaries of Rimage Corporation.

23.1        Independent Auditors' Consent.

27.1        Financial Data Schedules for 1998, 1997 and 1996 Year Ends.

                               RIMAGE CORPORATION
                          7725 Washington Avenue South
                              Minneapolis, MN 55439
                                TEL: 612-944-8144
                                FAX: 612-944-7808



    RIMAGE BOULDER                                        RIMAGE EUROPE, GmbH
4601 Nautilus Court S.                                  Hans - Boekler - Str. 7
   Boulder, CO 80301                                   6057 Dietzenbach, Germany
  TEL: 303-581-07000                                    TEL: 011-49-6074-8521-0
   FAX: 303-581-9555                                   FAX: 011-49-6074-8521-21