Form 10-Q
period 1999-03-31
RIMAGE CORP
filed 1999-05-17
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.



                         COMMISSION FILE NUMBER: 0-20728


                               RIMAGE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Minnesota                                   41-1577970
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  7725 Washington Avenue South, Edina, MN 55439
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  612-944-8144
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
            ---------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)


           Common Stock outstanding at May 4, 1999 - 5,047,585 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999


                       Description                                          Page
                       -----------                                          ----

PART I          FINANCIAL INFORMATION

     Item 1.    Financial Statements

                   Consolidated Balance Sheets as of
                      March 31, 1999 (unaudited) and
                      December 31, 1998...................................   3-4

                   Consolidated Statements of Operations
                      (unaudited) for the Three Months
                      Ended March 31, 1999 and 1998.......................     5

                   Consolidated Statements of Cash Flows
                      (unaudited) for the Three Months
                      Ended March 31, 1999 and 1998.......................   6-7

                      Condensed Notes to Consolidated
                      Financial Statements (unaudited)....................   8-9

     Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations....... 10-14



PART II         OTHER INFORMATION......................................... 15-16

     Item 1-5.  None

     Item 6.    Exhibits

SIGNATURES................................................................    17

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 1999 and December 31, 1998

                                                                       March 31,     December 31,
                                     Assets                              1999            1998
-------------------------------------------------------------------------------------------------
                                                                     (unaudited)
Current assets:
      Cash and cash equivalents                                     $  8,660,114        7,349,521
      Trade accounts receivable, net of allowance for doubtful
           accounts and sales returns of $104,000 and $205,000,
           respectively                                                4,784,276        5,251,185
      Inventories                                                      2,181,422        2,043,131
      Interest receivable                                                 40,255               --
      Prepaid expenses and other current assets                          211,533          127,657
      Deferred income taxes                                              593,000          593,000
=================================================================================================
                     Total current assets                             16,470,600       15,364,494
-------------------------------------------------------------------------------------------------

Property and equipment, net                                            1,009,642          908,991

Goodwill, net of accumulated amortization of $405,880 and                739,383          767,977
      $377,286, respectively
Other noncurrent assets                                                  254,360           67,427
-------------------------------------------------------------------------------------------------

                     Total assets                                   $ 18,473,985       17,108,889

=================================================================================================

See accompanying condensed notes to consolidated financial statements

                                                                                 March 31,      December 31,
             Liabilities and Stockholders' Equity                                  1999             1998
------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Current liabilities:
      Trade accounts payable                                                     2,092,505         2,273,536
      Income taxes payable                                                         789,800           236,728
      Accrued compensation                                                         796,958           899,247
      Accrued other                                                                719,984           818,109
      Deferred income and customer deposits                                        723,773           712,982
------------------------------------------------------------------------------------------------------------
                Total current liabilities                                        5,123,020         4,940,602
------------------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock, $.01 par value, authorized 10,000,000 shares,
             issued and outstanding 5,047,585 and 4,936,088, respectively           50,475            49,361
      Additional paid-in capital                                                11,772,946        11,545,485
      Retained earnings                                                          1,743,008           647,477
      Foreign currency translation adjustment                                     (215,464)          (74,036)
------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                      13,350,965        12,168,287
------------------------------------------------------------------------------------------------------------

                         Total liabilities and stockholders' equity           $ 18,473,985        17,108,889
============================================================================================================

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                                                                Three months ended
                                                                     March 31,
                                                               1999              1998
----------------------------------------------------------------------------------------
Revenues                                                  $  8,651,465         9,648,600
Cost of revenues                                             4,504,689         5,831,732
----------------------------------------------------------------------------------------
                    Gross profit                             4,146,776         3,816,868
----------------------------------------------------------------------------------------

Operating expenses:
      Engineering and development                              597,958           509,411
      Selling, general, and administrative                   1,814,186         2,042,250
----------------------------------------------------------------------------------------
                    Total operating expenses                 2,412,144         2,551,661
----------------------------------------------------------------------------------------

                    Operating earnings                       1,734,632         1,265,207
----------------------------------------------------------------------------------------

Other income (expense):
      Interest income                                          100,456                --
      Interest expense                                              --           (91,639)
      Loss on currency exchange                                (70,618)           (5,683)
      Other, net                                                 5,451             8,790
----------------------------------------------------------------------------------------
                    Total other income (expense), net           35,289           (88,532)
----------------------------------------------------------------------------------------

                    Earnings before income taxes             1,769,921         1,176,675

Income taxes                                                   674,390           173,200
----------------------------------------------------------------------------------------

Net earnings                                              $  1,095,531         1,003,475
========================================================================================

Basic net earnings per common share                       $       0.22              0.22
----------------------------------------------------------------------------------------

Diluted net earnings per common share
     and assumed conversion shares                        $       0.19              0.19
----------------------------------------------------------------------------------------

Basic weighted average shares                                4,997,417         4,640,044
========================================================================================

Diluted weighted average shares and assumed
      conversion shares                                      5,809,622         5,170,817
========================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                              1999              1998
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net earnings                                                          1,095,531         1,003,475
      Adjustments to reconcile net earnings to net
          cash provided by operating activities:
               Depreciation and amortization                                  157,637           528,240
               Change in reserve for excess and obsolete inventories           96,797            10,819
               Change in reserve for doubtful accounts                       (100,410)         (148,930)
               (Gain) loss on sale of property and equipment                  (27,489)            1,997
               Changes in operating assets and liabilities:
                    Trade accounts receivable                                 567,319          (555,896)
                    Inventories                                              (235,088)          120,925
                    Interest receivable                                       (40,255)               --
                    Income tax receivable                                          --          (110,850)
                    Prepaid expenses and other current assets                 (91,093)           81,295
                    Trade accounts payable                                   (181,031)         (228,768)
                    Accrued expenses                                         (200,414)          298,138
                    Income taxes payable                                      553,072           155,000
                    Deferred income and customer deposits                      10,791            56,413
-------------------------------------------------------------------------------------------------------
                                      Net cash provided by
                                           operating activities             1,605,367         1,211,858
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of property and equipment                                     (216,627)         (223,203)
      Proceeds from the sale of property and equipment                         27,489                --
      Other noncurrent assets                                                (294,598)           29,546
      Receipts from sales-type leases                                           7,217            31,704
-------------------------------------------------------------------------------------------------------
                                      Net cash used in investing
                                          activities                         (476,519)         (161,953)
-------------------------------------------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                                 Three months ended
                                                                                      March 31,
                                                                               1999              1998
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from stock option exercise                                     228,575            39,507
      Principal payments on capital lease obligations                              --           (82,984)
      Repayment of other notes payable                                             --          (225,000)
=======================================================================================================
                                      Net cash provided by (used in)
                                          financing activities                228,575          (268,477)
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (46,830)          (10,004)
-------------------------------------------------------------------------------------------------------

Net increase in cash                                                        1,310,593           771,424

Cash and cash equivalents, beginning of period                              7,349,521           656,127
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $  8,660,114         1,427,551
=======================================================================================================

Supplemental disclosures of net cash paid during the
     period for:
          Interest                                                       $         --           100,356
          Income taxes                                                   $    121,318           110,850

See accompanying condensed notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION AND NATURE OF BUSINESS

         The consolidated financial statements include the accounts of Rimage
           Corporation, Rimage Europe GmbH, A/G Systems Inc., d/b/a Duplication Technology Inc. (Rimage Boulder), and Rimage Services, collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

         The Company operates in two divisions, Rimage Systems Division and Rimage Services Division. The Rimage Systems Division consists of Rimage Corporation and Rimage Europe GmbH. The Rimage Services Division consists of Rimage Services and Rimage Boulder. During the third quarter of 1998, the Company ceased operations of its Bloomington Service division (Rimage Services) and sold the equipment and inventory associated with it.

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)      INVENTORIES

         Inventories consist of the following as of:

                                                     March 31,      December 31,
                                                      1999              1998
                                                   (unaudited)
--------------------------------------------------------------------------------

Finished goods and demonstration equipment         $  1,141,921     $    900,839
Work-in-process                                          89,011          165,761
Purchased parts and subassemblies                       950,490          976,532
--------------------------------------------------------------------------------
                                                   $  2,181,422     $  2,043,131
================================================================================


(3)      SEGMENT REPORTING

         The following table summarizes certain financial information for the Systems and Services Divisions:

                                                   Three Months Ended March 31,
                                                            (unaudited)
                                           -------------------------------------
                     (in thousands)                   1999               1998
--------------------------------------------------------------------------------
Revenues from unaffiliated customers:
    Systems                                        $     7,517       $     6,132
    Services                                             1,135             3,517
                                                   -----------       -----------
                                                         8,652             9,649
                                                   ===========       ===========

Operating earnings:
    Systems                                              1,591             1,148
    Services                                               144               117
                                                   -----------       -----------
                                                         1,735             1,265
                                                   ===========       ===========


(4)      COMPREHENSIVE INCOME

         The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months periods ended March 31, 1999 and 1998, comprehensive income would be $141,428 less than reported net income and $1,542 more than reported net income, respectively, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                                     Three months ended
                                                          March 31,
                                                    ---------------------
                                                                                   %
                                                      1999         1998          Change
                                                    --------     --------
Revenues from unaffiliated customers:
    Systems ...................................     $  7,517     $  6,132         22.6%
    Services ..................................        1,135        3,517        (67.7)
                                                    --------     --------
        Total revenues ........................        8,652        9,649        (10.3)

Cost of revenues:
    Systems ...................................        3,666        2,928         25.2
    Services ..................................          839        2,904        (71.1)
                                                    --------     --------
        Total cost of revenues ................        4,505        5,832        (22.8)

Gross profit:
    Systems ...................................        3,851        3,204         20.2
    Services ..................................          296          613        (51.7)
                                                    --------     --------
        Total gross profit ....................        4,147        3,817          8.6

Operating expenses:
    Systems ...................................        2,260        2,056          9.9
    Services ..................................          152          496        (69.4)
                                                    --------     --------
        Total operating expenses ..............        2,412        2,552         (5.5)

Operating earnings:

    Systems ...................................        1,591        1,148         38.6
    Services ..................................          144          117         23.1
                                                    --------     --------
        Total operating earnings ..............        1,735     $  1,265         37.2
                                                    ========     ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Rimage operates through two primary divisions: (1) the systems division designs, manufactures and sells high performance, on-demand publishing and duplication equipment for CD-R's, diskettes and tapes, and (2) the services division provides media duplication and fulfillment services for most computer media types, including CD-ROM, diskette, tape and other media such as ZIP and Jazz disks. Results of operations during the three months ended March 31, 1999 reflected the continued trend of growth in the systems division and lower contribution from the services division.

REVENUES. Revenues decreased 10.3% from $9.6 million during the first quarter of 1998 to $8.7 million during the first quarter of 1999. All of the decrease, however, occurred in the services division, which recorded a 67.7% decline in revenues from $3.5 million in the first quarter of 1998 to $1.1 million in the first quarter of 1999. This decrease was primarily attributable to the divestiture of the Company's Bloomington, Minnesota services operation in August 1998. The Company's ongoing intent to focus its sales efforts more heavily towards developing the systems' division current distribution network created increased sales of its CD-R products. Expanded market penetration caused revenues in the systems division to increase 22.6% to $7.5 million in the first quarter of 1999 from $6.1 in the first quarter of 1998.

As of and for the quarter ended March 31, 1999, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $2,522,000, $370,000 and $2,917,000, respectively. As of and for the quarter ended March 31, 1998, foreign revenues from unaffiliated customers, operating loss, and net identifiable assets were $1,761,000, $199,000, and $1,908,000, respectively. The growth is due to significant penetration in the European markets of sales of CD-R products.

GROSS PROFIT. Gross profit as a percent of revenues was 47.9% during the first quarter of 1999 compared to 39.6% during the same period of 1998. Systems division gross profit as a percent of revenues remained relatively consistent at 51.2% during the first quarter of 1999 compared to 52.3% during the same period of 1998. Services division gross profit as a percent of revenues was 26.1% during the first quarter of 1999 compared to 17.4% during the same period of 1998. The increase during the quarter is primarily due to the divestiture of the Company's low margin Bloomington, Minnesota services operation during August 1998.

OPERATING EXPENSES. Operating expenses were $2.4 million or 27.9% of revenues during the first quarter of 1999 compared to $2.6 million or 26.4% of revenues during the same period of 1998. The increase in operating expenses as a percent of revenues was a result of the divestiture of the Company's Bloomington, Minnesota services operation during August 1998. The Bloomington operation's operating expenses as a percent of revenues was 13.0% during the first quarter of 1998.

Sales and marketing expenses remained relatively constant during the three month comparative periods but increased as a percent of revenues, again, due to the divestiture of the Company's Bloomington, Minnesota services operation. Research and development expense as a percent of revenues increased from 5.3% during the first quarter of 1998 to 6.9% during the same period of 1999. This increase is in line with the Company's objective to continue to direct more resources to research and development activities.

OTHER INCOME/(EXPENSE). During June 1998, the Company repaid the outstanding balance of its Term Note with the bank. During the third quarter of 1998, the Company eliminated debt associated with a capital lease on certain CD-ROM equipment and renegotiated capital leases which resulted in their reclassification as operating leases and the elimination of future interest expense. As a result of these transactions, the Company recognized net interest income of $100,000 during the first quarter of 1999 on cash investments. Net interest expense during the first quarter of 1998 totaled $92,000.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the first quarter of 1999 amounted to $674,000 as compared to $173,000 for the first quarter of 1998. Net earnings are reflected at a fully taxed rate of 38% for 1999 compared to 15% for 1998 due to the reversal of the valuation allowance during 1998 since, with the continued earnings, management has determined it more likely than not the deferred tax asset will be realized.

NET EARNINGS. The significant change in mix of revenues to higher margin product sales in the systems division and the Company's elimination of all long-term debt during the latter half of 1998 caused earnings before income taxes to increase from $1.2 million for the first quarter of 1998 to $1.8 million for the first quarter of 1999. As a result of the Company's fully taxed status in 1999, net earnings for the first quarter of 1999 increased only slightly over net earnings for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $16,471,000 as of March 31, 1999 as compared to $15,364,000 as of December 31, 1998, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 2% and 4% as of March 31, 1999 and December 31, 1998, respectively. The change in property and equipment principally reflects capital expenditures for development equipment and leasehold improvements. Current liabilities increased approximately 4% to $5,123,000 as of March 31, 1999 from $4,941,000 as of December 31, 1998, reflecting the increase in income taxes payable netted with normal reductions in accounts payable.

Net cash provided by operating activities was $1,605,000 for the three months ended March 31, 1999 compared to $1,212,000 for the three months ended March 31, 1998. The increase in cash flow from operating activities from 1998 to 1999 was greatly impacted by increased sales of higher margin CD-R products. Net cash used by investing activities of $477,000 for the three months ended March 31, 1999 and $162,000 for the three months ended March 31, 1998 primarily reflects capital expenditures.

At March 31, 1999, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities of $229,000 during the three months ended March 31, 1999 reflected stock option proceeds. Net cash used in financing activities of $268,000 during the three months ended March 31, 1998 principally reflect repayments of debt under the credit agreement.

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

                                  Renovation        May 1999
                                  Validation        July 1999
                                  Implementation    August 1999

Through March 31, 1999, the Company has incurred costs of approximately $90,000 directly attributable to addressing Year 2000 issues. The Company estimates the remaining costs that will be incurred in connection with its analysis of Year 2000 issues to be approximately $10,000. The following are some of its most reasonably likely worst case Year 2000 scenarios the Company has identified: 1) The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. While some parts are stock "off the shelf" components, others are manufactured to the Company's specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors, as a result of an inability to work with such contractor due to Year 2000 consequences they face, would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. 2) The Company sells most of its manufactured systems through a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. The interruption of product flow to one or more of these distributors due to their inability to process date sensitive information could result in lower than normal sales revenues. To alleviate this decrease, the Company would redirect these sales to the remaining distributors and/or sell directly to its value added resellers.

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

The Company has also modified its internal systems (such as payroll, accounting and financial reporting to deal with the Euro Conversion. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2000, established new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

MARKET RISK DISCLOSURE

The Company does not invest in any derivative financial instruments. See the Company's most recent annual report filed on form 10K (Item 7A.). There has been no material change in this information.

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




                                                      RIMAGE CORPORATION
                                                      ------------------
                                                          Registrant




Date:       May 14, 1999                 By:        /s/ Bernard P. Aldrich
     -------------------                            ----------------------
                                                      Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                         and President
                                                (Principal Executive Officer)
                                                (Principal Financial Officer)

Date:       May 14, 1999                 By:          /s/ Robert M. Wolf
     -------------------                              -------------------
                                                         Robert M. Wolf
                                                           Controller
                                                 (Principal Accounting Officer)