Form 10-Q
period 1999-06-30
RIMAGE CORP
filed 1999-08-16
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
            JUNE 30, 1999; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.



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

                                  612-944-8144
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
            --------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)


         Common Stock outstanding at August 6, 1999 - 5,072,084 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 1999


                  Description                                               Page
                  -----------                                               ----


PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

                  Consolidated Balance Sheets as of
                     June 30, 1999 (unaudited) and
                     December 31, 1998...................................... 3-4

                  Consolidated Statements of Operations
                     (unaudited) for the Three and Six Months
                     Ended June 30, 1999 and 1998............................. 5

                  Consolidated Statements of Cash Flows
                      (unaudited) for the Three and Six Months
                      Ended June 30, 1999 and 1998.......................... 6-7

                    Condensed Notes to Consolidated
                     Financial Statements (unaudited)....................... 8-9

  Item 2.         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........ 10-15



PART II      OTHER INFORMATION............................................ 16-18

  Item 1-3.  None

  Item 4.    Submission of Matters to a Vote of Security Holders

  Item 5.    None

  Item 6.    Exhibits

SIGNATURES................................................................... 19

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 1999 and December 31, 1998

                                                                     June 30,    December 31,
                                  Assets                               1999          1998
---------------------------------------------------------------------------------------------
                                                                   (unaudited)
Current assets:
      Cash and cash equivalents                                    $11,568,355      7,349,521
      Trade accounts receivable, net of allowance for doubtful
           accounts and sales returns of $165,000 and $143,000,
           respectively                                              5,146,047      4,772,337
      Inventories                                                    1,776,764      1,876,063
      Interest receivable                                               43,412             --
      Prepaid expenses and other current assets                        159,091         90,667
      Deferred income taxes                                            593,000        593,000
      Net assets of discontinued operations                            176,034        587,265
=============================================================================================
                     Total current assets                           19,462,703     15,268,853
---------------------------------------------------------------------------------------------

Property and equipment, net                                            691,925        566,114

Goodwill, net of accumulated amortization of $377,286 in 1998               --        767,977
Other noncurrent assets                                                210,023         67,427
---------------------------------------------------------------------------------------------

                     Total assets                                  $20,364,651     16,670,371
=============================================================================================

See accompanying condensed notes to consolidated financial statements

                                                                           June 30,     December 31,
                    Liabilities and Stockholders' Equity                     1999            1998
----------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Current liabilities:
      Trade accounts payable                                              1,717,536        1,883,100
      Income taxes payable                                                1,234,232          236,728
      Accrued compensation                                                  897,389          871,729
      Accrued other                                                         765,314          797,545
      Deferred income and customer deposits                                 811,524          712,982
----------------------------------------------------------------------------------------------------
                Total current liabilities                                 5,425,995        4,502,084
----------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 5,050,084 and 4,936,088, respectively      50,500           49,361
      Additional paid-in capital                                         11,740,044       11,545,485
      Retained earnings                                                   3,445,238          647,477
      Accumulated other comprehensive income - foreign
           currency translation adjustment                                 (297,126)         (74,036)
----------------------------------------------------------------------------------------------------
                Total stockholders' equity                               14,938,656       12,168,287
----------------------------------------------------------------------------------------------------

                         Total liabilities and stockholders' equity    $ 20,364,651       16,670,371
====================================================================================================

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                             1999            1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                 $  8,728,841    $  6,601,674     $ 16,245,110     $ 12,733,257
Cost of revenues                                            4,611,652       3,101,684        8,277,216        6,029,197
-----------------------------------------------------------------------------------------------------------------------
          Gross profit                                      4,117,189       3,499,990        7,967,894        6,704,060
-----------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                   584,711         407,466        1,182,669          916,877
   Selling, general and administrative                      1,621,965       1,571,928        3,284,003        3,118,835
-----------------------------------------------------------------------------------------------------------------------
          Total operating expenses                          2,206,676       1,979,394        4,466,672        4,035,712
-----------------------------------------------------------------------------------------------------------------------

          Operating income from continuing operations       1,910,513       1,520,596        3,501,222        2,668,348
-----------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                               79,773           4,123          151,791          (38,526)
   Gain (loss) on currency exchange                            52,122          32,453          (18,496)          26,770
   Other, net                                                  25,413         (14,838)          30,304           (4,194)
-----------------------------------------------------------------------------------------------------------------------
          Total other income (expense), net                   157,308          21,738          163,599          (15,950)
-----------------------------------------------------------------------------------------------------------------------

Income from continuing operations
   before income taxes                                      2,067,821       1,542,334        3,664,821        2,652,398
Income taxes                                                  744,416         383,733        1,356,554          536,580
-----------------------------------------------------------------------------------------------------------------------
          Income from continuing operations                 1,323,405       1,158,601        2,308,267        2,115,818

Discontinued operations:
   Income (loss) from operations of discontinued
     Services Division, net applicable income tax
     expense (benefit)                                         75,375        (111,067)         186,045          (64,808)
   Gain on disposal of Services Division, net
     applicable income tax expense                            303,449              --          303,449               --
-----------------------------------------------------------------------------------------------------------------------
          Net income                                     $  1,702,229    $  1,047,534     $  2,797,761     $  2,051,010
=======================================================================================================================

Income (loss) per basic share:
   Continuing operations                                 $       0.26    $       0.24     $       0.46     $       0.45
   Discontinued operations                                       0.08           (0.02)            0.10            (0.01)
-----------------------------------------------------------------------------------------------------------------------
          Net income per basic share                     $       0.34    $       0.22     $       0.56     $       0.44
=======================================================================================================================

Income (loss) per diluted share:
   Continuing operations                                 $       0.23    $       0.21     $       0.40     $       0.39
   Discontinued operations                                       0.06           (0.02)            0.08            (0.01)
-----------------------------------------------------------------------------------------------------------------------
          Net income per diluted share                   $       0.29    $       0.19     $       0.48     $       0.38
=======================================================================================================================

Basic weighted average shares outstanding                   5,048,162       4,713,576        5,022,929        4,677,018
=======================================================================================================================

Diluted weighted average shares and
   assumed conversion shares                                5,788,746       5,429,184        5,800,592        5,358,843
=======================================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                           Six months ended
                                                                                               June 30,
                                                                                         1999            1998
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net earnings                                                                $ 2,797,761     $ 2,051,010
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
                Depreciation and amortization                                             305,971         238,800
                Change in reserve for excess and obsolete inventories                      91,406          76,291
                Change in reserve for allowance for doubtful accounts                      22,233        (142,185)
                (Gain) loss on sale of property, plant, and equipment                     (27,489)             --
                Changes in operating assets and liabilities:
                        Trade accounts receivable                                        (395,943)       (654,414)
                        Inventories                                                         7,893        (527,159)
                        Income tax receivable                                                  --          (2,370)
                        Interest receivable                                               (43,412)             --
                        Prepaid expenses and other current assets                         (76,487)         54,139
                        Net assets of discontinued operations                             411,231         787,791
                        Trade accounts payable                                           (165,564)        326,906
                        Accrued expenses                                                   (6,571)        271,787
                        Income taxes payable                                              997,504              --
                        Deferred income and customer deposits                              98,542          49,548
-----------------------------------------------------------------------------------------------------------------

                                         Net cash provided by operating activities      4,017,075       2,530,144
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Purchase of property, plant, and equipment                                     (295,996)        (69,290)
          Proceeds from the sale of property, equipment and intangibles                   717,084               0
          Other noncurrent assets                                                        (337,322)         60,374
          Receipts from sales-type leases                                                   8,063          58,207
-----------------------------------------------------------------------------------------------------------------
                                         Net cash provided by (used in)
                                            investing activities                           91,829          49,291
-----------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                                                                                  Six months ended
                                                                                      June 30,
                                                                               1999             1998
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Proceeds from stock option exercise                                   233,573          313,707
          Cash payments to purchase treasury stock                              (37,875)              --
          Principal payments on capital lease obligation                             --          (14,616)
          Repayment of other notes payable                                           --         (450,000)
--------------------------------------------------------------------------------------------------------
                                         Net cash provided by (used in)
                                           financing activities                 195,698         (150,909)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         (85,768)          (3,215)
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                     4,218,834        2,425,311

Cash and cash equivalents, beginning of period                                7,349,521          762,394
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $ 11,568,355     $  3,187,705
========================================================================================================

Supplemental disclosures of net cash paid during the period for:
          Interest                                                         $         --     $    219,285
          Income taxes                                                     $  1,072,480     $    495,050

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)         BASIS OF PRESENTATION AND NATURE OF BUSINESS

              Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long term involvement in diskette duplication and publishing equipment.

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)         DISCONTINUED OPERATIONS

              On June 30, 1999, the Company completed the sale of the
                  inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division to a third party for a sales price of approximately $2.1 million in cash, generating a pre-tax gain of $912,000. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the operating results of this discontinued division. Revenues of the Services Division were $2,322,000 and $5,757,000 for the six months ended June 30, 1999 and 1998, respectively and $1,186,000 and $2,240,000 for the three months ended June 30, 1999 and 1998, respectively.


(3)         INVENTORIES

              Inventories consist of the following as of:

                                                June 30,    December 31,
                                                  1999          1998
                                              (unaudited)
----------------------------------------------------------------------

 Finished goods and demonstration equipment   $  861,580    $  899,290
 Work-in-process                                 123,281       162,943
 Purchased parts and subassemblies               791,903       813,830
----------------------------------------------------------------------
                                              $1,776,764    $1,876,063
======================================================================


(4)         COMPREHENSIVE INCOME

              The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the six months ended June 30, 1999 and 1998, comprehensive income would be $223,090 less than reported net income and $25,597 more than reported net income, respectively, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                 Three months ended             Six months ended
                                       June 30,                      June 30,
                                   ---------------               ---------------
                                             %                              %
                        1999       1998    Change      1999       1998    Change
                      ----------------------------------------------------------

Revenues              $ 8,729    $ 6,602    32.2%    $16,245    $12,733    27.6%
                      =======    =======             =======    =======

Cost of Revenues        4,612      3,102    48.7       8,277      6,029    37.3
                      =======    =======             =======    =======

Operating Expenses      2,207      1,979    11.5       4,467      4,036    10.7
                      =======    =======             =======    =======

Operating Earnings      1,910      1,521    25.6       3,501      2,668    31.2
                      =======    =======             =======    =======

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As discussed in Note 2 of the Condensed Notes of the Consolidated Financial Statements, the Company divested of its Services Division during the second quarter of 1999. The comments that follow pertain to the Company's continuing operations.

REVENUE. Revenue from continuing operations increased 32.2% from $6.6 million during the second quarter of 1998 to $8.7 million during the second quarter of 1999. The Company continued to intensify its focus on the development of hardware and software for publishing, duplication and network applications related to the CD-Recordable (CD-R) market with the introduction of the Producer 2000 line which incorporates 8x recording, color printing and enhanced robotics and software.

For the six months ended June 30, 1999, revenues from continuing operations of $16.2 million represented a 27.6% increase as compared to revenues from continuing operations of $12.7 million during the same period in 1998. This increase is primarily a result of continued increasing demand of CD-R related products. The Company continued to add to its worldwide distribution network, which now encompasses 135 channel partners.

As of and for the six months ended June 30, 1999, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $5,046,000, $769,000 and $3,373,000, respectively. As of and for the six months ended June 30, 1998, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $3,786,000, $542,000, and $2,638,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R products.

GROSS PROFIT. Gross profit as a percent of revenues from continuing operations during the second quarter of 1999 was 47.2% compared to 53.0% during the same period of 1998. The decrease was due to the Producer 2000 product transition from a 4x recorder to an 8x recorder as well as a shift in product mix including stronger sales of lower margin consumables such as media.

Gross profit as a percent of revenues from continuing operations during the six month period ended June 30, 1999 was 49.0% compared to 52.7% during the same period of 1998. This decrease is a result of product mix changes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSE. Operating expense from continuing operations during the second quarter of 1999 was $2.2 million, or 25.3% of revenues from continuing operations compared to $2.0 million, or 30.0% of revenues from continuing operations, during the second quarter of 1998. The decrease in percentage was primarily a result of increased sales coupled with a decrease in general and administrative expense attributable to proceeds from a legal settlement during the second quarter of 1999. Research and development expense as a percent of revenues from continuing operations increased to 6.7% during the second quarter of 1999 compared to 6.2% during the same period of 1998. This increase is in line with the Company's objective to continue to direct more resources to research and development activities.

Operating expense from continuing operations during the six month period ended June 30, 1999 was $4.5 million, or 27.5% of revenues from continuing operations compared to $4.0 million, or 31.7% of revenues from continuing operations, during the same period of 1998. The decrease in percentage was primarily a result of increased sales during the six month period ended June 30, 1999.

OTHER INCOME/(EXPENSE). During June 1998, the Company repaid the outstanding balance of its Term Note with the bank. During the third quarter of 1998, the Company eliminated debt associated with a capital lease on certain CD-ROM equipment and renegotiated capital leases which resulted in their reclassification as operating leases and the elimination of future interest expense. As a result of these transactions, the Company recognized net interest income from continuing operations of $80,000 during the second quarter of 1999 and $152,000 during the six month period ended June 30, 1999 on cash investments. Net interest income (expense) totaled $4,000 and $(39,000) during the second quarter of 1998 and the six month period ended June 30, 1998, respectively.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the second quarter of 1999 amounted to $1,395,000 which included tax expense of $42,000 related to the operations of the discontinued Services Division, tax expense of $609,000 related to the gain on the disposal of the Services Division and tax expense of $744,000 related to the Company's continuing operations. Income tax expense for the second quarter of 1998 amounted to $347,000 which included an income tax benefit of $37,000 related to the operations of the discontinued Services Division and tax expense of $384,000 related to the Company's continuing operations. Net earnings, excluding the one-time gain from the disposal of the Services Division, are reflected at a fully taxed rate of 38% for the second quarter of 1999 compared to 25% for 1998. This is due to the reversal of the valuation allowance during 1998 since, with the continued earnings, management has determined it more likely than not the deferred tax asset will be realized.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Income tax expense for the six month period ended June 30, 1999 amounted to $2,070,000 which included tax expense of $105,000 related to the operations of the discontinued Services Division, tax expense of $609,000 related to the gain on the disposal of the Services Division and tax expense of $1,356,000 related to the Company's continuing operations. Income tax expense for the six month period ended June 30, 1998 amounted to $520,000 which included an income tax benefit of $16,000 related to the operations of the discontinued Services Division and tax expense of $536,000 related to the Company's continuing operations.

INCOME FROM CONTINUING OPERATIONS. The significant increase in revenue derived from CD-R related product sales combined with only marginal increases in operating expense to support those revenues, caused income from continuing operations to increase to $1.3 million in the second quarter of 1999 and to $2.3 million for the six month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $19,463,000 as of June 30, 1999 as compared to $15,269,000 as of December 31, 1998. The allowance for doubtful accounts as a percentage of receivables was 3% as of June 30, 1999 and December 31, 1998. Current liabilities increased approximately 21% to $5,426,000 as of June 30, 1999 from $4,502,000 as of December 31, 1998, reflecting the increase in income taxes payable netted with normal reductions in accounts payable.

Net cash provided by operating activities increased to $4,017,000 for the six months ended June 30, 1999 from $2,530,000 for the six months ended June 30, 1998. This increase is the result of increased earnings during the six month period ended June 30, 1999 combined with an increase in income taxes payable. Net cash provided by investing activities was $92,000 for the six months ended June 30, 1999 compared to $49,000 for the six months ended June 30, 1998. At June 30, 1999, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities of $196,000 during the six months ended June 30, 1999 primarily reflected stock option proceeds. Net cash used in financing activities of $151,000 during the six months ended June 30, 1998 principally reflect repayments of debt under the credit agreement.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS

The Company believes the approach of the Year 2000 could have a material effect on the Company's business, results of operations, and financial condition if it were not able to avoid the related consequences. To mitigate these potential consequences, the Company has identified the following areas as requiring significant analysis: 1) manufactured products, 2) information technology applications, 3) information technology end user supported applications, 4) information technology infrastructure, 5) business partners - both vendors and customers, 6) manufacturing equipment, 7) facility operations (non-information technology systems). The Company has also identified five phases associated with each area described above as follows: 1) awareness - educating all levels of the Company about the importance of Year 2000 readiness; 2) assessment - identify all electronic systems which are date-sensitive and assess which systems are not Year 2000 ready; 3) renovation - develop a strategy to repair, replace or retire the system; 4) validation - testing of changed programs and date files to ensure they are Year 2000 ready; and 5) implementation - placing the renovated and validated systems into everyday use. Currently, the Company is in the renovation and validation phases of its plan to prepare itself for the Year 2000. The Company anticipates completion of its final phase (the Implementation phase) by the end of September 1999.

Through June 30, 1999, the Company has incurred costs of approximately $105,000 directly attributable to addressing Year 2000 issues. The Company estimates the remaining costs that will be incurred in connection with its analysis of Year 2000 issues to be approximately $5,000. The following are some of its most reasonably likely worst case Year 2000 scenarios the Company has identified: 1) The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. While some parts are stock "off the shelf" components, others are manufactured to the Company's specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors, as a result of an inability to work with such contractor due to Year 2000 consequences they face, would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. 2) The Company sells most of its manufactured systems through a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. The interruption of product flow to one or more of these distributors due to their inability to process date sensitive information could result in lower than normal sales revenues. To alleviate this decrease, the Company would redirect these sales to the remaining distributors and/or sell directly to its value added resellers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in 2001, established new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

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

            Not Applicable.


Item 3.     Defaults Upon Senior Securities

            Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders' was held on May 19, 1999. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                  Nominee                 In Favor          Withheld
                  -------                 --------          --------

                  Bernard Aldrich         4,006,331         11,087
                  Ronald Fletcher         4,006,331         11,087
                  George Kline            4,006,331         11,087
                  Richard McNamara        4,006,331         11,087
                  James Reissner          4,006,331         11,087
                  David Suden             4,006,331         11,087

            The results of the voting on the following additional items were as follows:

            (a) Ratification of the selection of KPMG as independent accountants to audit the consolidated financial statements of Rimage Corporation for the year ending
            December 31, 1999. The votes of the stockholders on this ratification were as follows:

            In Favor    Opposed     Abstained   Broker Non-Vote
            --------    -------     ---------   ---------------

            4,004,918   525         11,975            -0-

Item 5.     Other Information

            Not Applicable.


Item 6.     Exhibits and Reports on Form 8-K

            (a)         Exhibits:

                            Exhibit No. 10.1   Asset Purchase Agreement dated as
                                               of June 30, 1999 by and between
                                               Rimage and ADS

                            Exhibit No. 11.1   Calculation of Earnings Per
                                               Share.

                            Exhibit No. 27.1   Financial Data Schedule

            (b)         Reports on Form 8-K:

                            Filed July 9, 1999. Reported the disposition of inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division.

                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                                     RIMAGE CORPORATION
                                                     ------------------
                                                         Registrant





Date:   August 13, 1999               By:          /s/ Bernard P. Aldrich
    -------------------                            ----------------------
                                                     Bernard P. Aldrich
                                             Director, Chief Executive Officer,
                                                        and President
                                                (Principal Executive Officer)
                                                (Principal Financial Officer)


Date:   August 13, 1999               By:            /s/ Robert M. Wolf
    -------------------                              ------------------
                                                       Robert M. Wolf
                                                         Controller
                                               (Principal Accounting Officer)