Form 10-Q
period 1999-09-30
RIMAGE CORP
filed 1999-11-15
CIK 892482

CONFORMED{PRIVATE}
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1999; OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _______________________.



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


        Common Stock outstanding at November 11, 1999 -- 5,103,914 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_   No  ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


                           Description                                                        Page
                           -----------                                                        ----


PART I            FINANCIAL INFORMATION
------

    Item 1.       Financial Statements

                           Consolidated Balance Sheets as of
                              September 30, 1999 (unaudited) and
                              December 31, 1998 ............................................       3

                           Consolidated Statements of Operations
                              (unaudited) for the Three and Nine Months
                              Ended September 30, 1999 and 1998 ............................       4

                           Consolidated Statements of Cash Flows
                              (unaudited) for the nine Months
                              Ended September 30, 1999 and 1998 ............................     5-6

                           Condensed Notes to Consolidated
                              Financial Statements (unaudited) .............................     7-8

    Item 2.                Management's Discussion and Analysis of
                              Financial Condition and Results of Operations ................    9-14


PART II           OTHER INFORMATION ........................................................   15-16
-------

    Items 1-3.             None

    Item 4.                None

    Item 5.                None

    Item 6.                Exhibits

SIGNATURES ................................................................................      17

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 1999 and December 31, 1998

                                                                           September 30,     December 31,
                     Assets                                                     1999             1998
---------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                              $ 11,419,203     $  7,349,521
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $230,000 and $143,000, respectively           6,868,902        4,772,337
    Inventories                                                               2,220,858        1,876,063
    Interest receivable                                                          87,960             --
    Prepaid expenses and other current assets                                    92,316           90,667
    Deferred income taxes                                                       593,000          593,000
    Net assets of discontinued operations                                          --            587,265
--------------------------------------------------------------------------------------------------------
              Total current assets                                           21,282,239       15,268,853
--------------------------------------------------------------------------------------------------------

Property and equipment, net                                                     706,551          566,114

Goodwill, net of accumulated amortization of $377,286 in 1998                      --            767,977
Other noncurrent assets                                                         169,808           67,427
--------------------------------------------------------------------------------------------------------
                        Total assets                                       $ 22,158,598     $ 16,670,371
========================================================================================================


      Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                 $  2,083,844     $  1,883,100
    Income taxes payable                                                        541,611          236,728
    Accrued compensation                                                        837,102          871,729
    Accrued other                                                               820,580          797,545
    Deferred income and customer deposits                                       816,078          712,982
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                       5,099,215        4,502,084
========================================================================================================

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 5,103,914 and 4,936,088, respectively          51,039           49,361
    Additional paid-in capital                                               11,888,072       11,545,485
    Retained earnings                                                         5,345,493          647,477
    Accumulated other comprehensive income - foreign
         currency translation adjustment                                       (225,221)         (74,036)
--------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     17,059,383       12,168,287
--------------------------------------------------------------------------------------------------------
                        Total liabilities and stockholders' equity         $ 22,158,598     $ 16,670,371
========================================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                           1999            1998                 1999              1998
----------------------------------------------------------------------------------------------------------------------------

Revenues                                                $ 9,823,421      $ 7,289,461         $ 26,068,531      $ 20,022,718
Cost of revenues                                          4,638,645        3,647,360           12,915,861         9,676,557
----------------------------------------------------------------------------------------------------------------------------
          Gross profit                                    5,184,776        3,642,101           13,152,670        10,346,161
----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                 704,293          550,764            1,886,962         1,467,641
   Selling, general and administrative                    1,653,375        1,585,299            4,937,378         4,704,134
----------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                        2,357,668        2,136,063            6,824,340         6,171,775
----------------------------------------------------------------------------------------------------------------------------

          Operating income from continuing operations     2,827,108        1,506,038            6,328,330         4,174,386
----------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                            137,711           28,287              289,502           (10,239)
   Gain (loss) on currency exchange                         (17,205)          50,728              (35,701)           77,498
   Gain on lease restructure                                      -          361,098                    -           361,098
   Other, net                                                21,535           (4,090)              51,839            (8,284)
----------------------------------------------------------------------------------------------------------------------------
          Total other income, net                           142,041          436,023              305,640           420,073
----------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                     2,969,149        1,942,061            6,633,970         4,594,459
Income tax expense (benefit)                              1,068,894         (415,043)           2,425,448           121,537
----------------------------------------------------------------------------------------------------------------------------
          Income from continuing operations               1,900,255        2,357,104            4,208,522         4,472,922

Discontinued operations:
  Income (loss) from operations of discontinued
    Services Division, net of applicable income taxes             -         (684,380)             186,045          (749,189)
  Gain on disposal of Services Division, net of
    applicable income tax expense                                 -                -              303,449                 -
----------------------------------------------------------------------------------------------------------------------------
          Net income                                    $ 1,900,255      $ 1,672,724          $ 4,698,016       $ 3,723,733
============================================================================================================================

Income (loss) per basic share:
  Continuing operations                                      $ 0.37           $ 0.49               $ 0.83            $ 0.95
  Discontinued operations                                         -            (0.14)                0.10             (0.16)
----------------------------------------------------------------------------------------------------------------------------
          Net income per basic share                         $ 0.37           $ 0.35               $ 0.93            $ 0.79
============================================================================================================================

Income (loss) per diluted share:
  Continuing operations                                      $ 0.33           $ 0.42               $ 0.73            $ 0.83
  Discontinued operations                                         -            (0.12)                0.08             (0.14)
----------------------------------------------------------------------------------------------------------------------------
          Net income per diluted share                       $ 0.33           $ 0.30               $ 0.81            $ 0.69
============================================================================================================================

Basic weighted average shares outstanding                 5,080,947        4,827,948            5,042,481         4,727,882
============================================================================================================================

Diluted weighted average shares and
    assumed conversion shares                             5,838,376        5,596,913            5,812,875         5,421,212
============================================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income                                                                $      4,698,016   $     3,723,733
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Minority interest in net income of dissolved subsidiary                             -           (57,907)
            Depreciation and amortization                                                 429,761           338,669
            Change in reserve for excess and obsolete inventories                         120,980           236,798
            Change in allowance for doubtful accounts                                      87,674          (173,614)
            Gain on sale of property and equipment                                        (27,489)                -
            Write-off of other assets                                                           -            15,000
            Deferred income tax benefit                                                         -          (750,000)
            Gain on lease restructure                                                           -          (361,098)
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                             (2,184,239)       (1,958,584)
                 Inventories                                                             (465,775)         (484,004)
                 Income tax receivable                                                          -          (429,271)
                 Interest receivable                                                      (87,960)                -
                 Prepaid expenses and other current assets                                 (9,712)           79,349
                 Net assets of discontinued operations                                    587,265         1,682,961
                 Trade accounts payable                                                   200,744           587,903
                 Income taxes payable                                                     304,883                 -
                 Accrued expenses                                                         (11,592)          508,875
                 Deferred income and customer deposits                                    103,096            64,497
--------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                 3,745,652         3,023,307
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchase of property and equipment                                                (394,197)         (333,651)
       Proceeds from the sale of property, plant, equipment and intangibles               717,084                 -
       Other noncurrent assets                                                           (289,393)          157,018
       Receipts from sales-type leases                                                      8,063            89,782
--------------------------------------------------------------------------------------------------------------------
                              Net cash provided by (used in)
                                 investing activities                                      41,557           (86,851)
--------------------------------------------------------------------------------------------------------------------


                                                                    (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                1999            1998
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from stock option exercise                                      382,140          938,091
       Cash payments to purchase treasury stock                                 (37,875)            --
       Repayment of other notes payable                                            --         (1,650,000)
       Principal payments on capital lease obligation                              --            (21,135)
--------------------------------------------------------------------------------------------------------
                              Net cash provided by (used in)
                                financing activities                            344,265         (733,044)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         (61,792)          26,547
--------------------------------------------------------------------------------------------------------

Net increase in cash                                                          4,069,682        2,229,959

Cash and cash equivalents, beginning of period                                7,349,521          762,394
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $ 11,419,203     $  2,992,353
========================================================================================================

Supplemental disclosures of net cash paid during the period for:
       Interest                                                            $       --       $   (513,388)
       Income taxes                                                        $  2,629,604     $    (18,186)

Supplemental disclosures of non-cash investing and financing activities:
       Reduction of obligations under capital leases as a result of
            conversions to operating leases                                                 $  1,021,831
                                                                                            ============
       Reduction of net book value of facilities under capital leases as
            a result of conversions to operating leases                                     $    660,733
                                                                                            ============


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

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)      DISCONTINUED OPERATIONS

          On June 30, 1999, the Company completed the sale of the inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division to a third party. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the operating results of this discontinued division. For 1998, the discontinued operations also reflects the sale of the Bloomington, Minnesota Services Division. Revenues of the Services Division were $2,322,000 and $7,693,000 for the nine months ended September 30, 1999 and 1998, respectively and $1,936,000 during the three months ended September 30, 1998.

(3)      INVENTORIES
           Inventories consist of the following as of:

                                                                  September 30,   December 31,
                                                                       1999          1998
                                                                   (unaudited)
--------------------------------------------------------------------------------------------

 Finished goods and demonstration equipment                         $1,147,436    $  899,290
 Work-in-process                                                       147,821       162,943
 Purchased parts and subassemblies                                     925,601       813,830
---------------------------------------------------------------------------------------------
                                                                    $2,220,858    $1,876,063
=============================================================================================

 (4)     COMPREHENSIVE INCOME
          The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the nine months ended September 30, 1999 and 1998, comprehensive income would be $151,185 less than reported net income and $129,565 more than reported net income, respectively, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                            Three months ended                       Nine months ended
                                                September 30,                          September 30,
                                            ------------------                       -----------------

                                                                  %                                       %
                                        1999          1998      Change         1999          1998       Change
                                     ------------ ------------- ---------- ------------- -------------- ---------

          Revenues                        $9,823        $7,289     34.8%        $26,069       $20,023     30.2%

          Cost of Revenues                 4,638         3,647     27.2          12,916         9,677     33.5

          Operating Expenses               2,358         2,136     10.4           6,825         6,172     10.6
                                           -----         -----                    -----         -----

          Operating Income                 2,827         1,506     87.7           6,328         4,174     51.6


RESULTS OF OPERATIONS
---------------------

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

REVENUE. Revenue from continuing operations increased 34.8% from $7.3 million during the third quarter of 1998 to $9.8 million during the third quarter of 1999. The Company's introduction of new hardware and software products for publishing, duplication and network applications related to the CD-Recordable (CD-R) market and strong international sales have facilitated this increase. As a result of a maturing distribution network, 1999 third quarter revenue from the Company's German subsidiary increased 47% over 1998 third quarter revenues.

For the nine months ended September 30, 1999, revenues from continuing operations of $26.1 million represented a 30.2% increase as compared to revenues from continuing operations of $20.0 million during the same period in 1998. This increase is primarily a result of continued increasing demand of CD-R related products. The Company is also continually adding to its worldwide distribution network.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of and for the nine months ended September 30, 1999, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $7,901,000, $527,000 and $3,651,000, respectively. As of and for the nine months ended September 30, 1998, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $5,731,000, $531,000 and $3,127,000, respectively. The revenue growth is due to increasing penetration of CD-R products in the European markets.

GROSS PROFIT. Gross profit as a percent of revenues during the third quarter of 1999 was 52.8% compared to 50.0% of revenues from continuing operations during the same period of 1998. The increase was due to a larger percentage of sales of higher margin CD-R equipment by the Company's German subsidiary during the third quarter of 1999. This increase was partially offset by a shift in the U.S. product mix including stronger sales of lower margin consumables such as media.

Gross profit as a percent of revenues from continuing operations during the nine-month period ended September 30, 1999 was 50.5% compared to 51.7% during the same period of 1998. This decrease is a result of product mix changes.

OPERATING EXPENSE. Operating expense during the third quarter of 1999 was $2.4 million, or 24.0% of revenues, compared to $2.1 million, or 29.3% of revenues from continuing operations, during the third quarter of 1998. The decrease in percentage was primarily a result of increased sales. Research and development expense as a percent of revenues remained relatively consistent at 7.2% during the third quarter of 1999 compared to 7.6% of revenues from continuing operations during the same period of 1998.

Operating expense from continuing operations during the nine-month period ended September 30, 1999 was $6.8 million, or 26.2% of revenues from continuing operations compared to $6.2 million, or 30.8% of revenues from continuing operations, during the same period of 1998. The decrease in percentage was primarily a result of increased sales during the nine-month period ended September 30, 1999. Research and development expense during the nine-month period ended September 30, 1999 increased to $1.9 million compared to $1.5 million during the same period of 1998. This increase is the result of an increase in personnel and development materials needed to manage the increase in the number of projects the Company has undertaken.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME/(EXPENSE). During the third quarter of 1998, the Company eliminated debt associated with a capital lease on certain CD-ROM equipment and renegotiated capital leases which resulted in their reclassification as operating leases and the elimination of future interest expense. As a result of these transactions, the Company recognized net interest income of $138,000 during the third quarter of 1999 and $290,000 during the nine month period ended September 30, 1999 on cash investments from continuing operations. Net interest income (expense) from continuing operations totaled $28,000 and $(10,000) during the third quarter of 1998 and the nine month period ended September 30, 1998, respectively.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. The significant increase in revenue derived from CD-R related product sales combined with only marginal increases in operating expense to support those revenues, caused income from continuing operations before income taxes to increase from $1.9 million during the third quarter of 1998 to $3.0 million during the third quarter of 1999 and from $4.6 million for the nine month period ended September 30, 1998 to $6.6 million for the nine month period ended September 30, 1999.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the third quarter of 1999 amounted to $1,069,000. During the third quarter of 1998, the Company recognized an income tax benefit of $594,000 consisting of a $179,000 benefit related to the operations of the discontinued Services Division, a $750,000 benefit related to the elimination of the Company's valuation allowance against its deferred tax asset and a $335,000 expense from continuing operations.

Income tax expense for the nine month period ended September 30, 1999 amounted to $3,139,000 which included tax expense of $105,000 related to the operations of the discontinued Services Division, tax expense of $609,000 related to the gain on the disposal of the Services Division and tax expense of $2,425,000 related to the Company's continuing operations. Income tax benefit for the nine month period ended September 30, 1998 amounted to $74,000 which included an income tax benefit of $196,000 related to the operations of the discontinued Services Division netted with tax expense of $122,000 related to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $21,282,000 as of September 30, 1999 as compared to $15,269,000 as of December 31, 1998. The allowance for doubtful accounts as a percentage of receivables was 3% as of September 30, 1999 and December 31, 1998. Current liabilities increased approximately 13% to $5,099,000 as of September 30, 1999 from $4,502,000 as of December 31, 1998, reflecting the increase in income taxes payable and accounts payable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by operating activities increased to $3,746,000 for the nine months ended September 30, 1999 from $3,140,000 for the nine months ended September 30, 1998. This increase is primarily the result of increased earnings during the nine-month period ended September 30, 1999. Net cash provided by (used in) investing activities was $42,000 for the nine months ended September 30, 1999 compared to $(224,000) for the nine months ended September 30, 1998. At September 30, 1999, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities of $344,000 during the nine months ended September 30, 1999 primarily reflected stock option proceeds. Net cash used in financing activities of $712,000 during the nine months ended September 30, 1998 reflects repayments of debt under the credit agreement netted with stock option proceeds.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

YEAR 2000 READINESS

The Company believes the approach of the Year 2000 could have a material effect on the Company's business, results of operations, and financial condition if it were not able to avoid the related consequences. To mitigate these potential consequences, the Company has identified the following areas as requiring significant analysis: 1) manufactured products, 2) information technology applications, 3) information technology end user supported applications, 4) information technology infrastructure, 5) business partners - both vendors and customers, 6) manufacturing equipment, 7) facility operations (non-information technology systems). The Company has also identified five phases associated with each area described above as follows: 1) awareness - educating all levels of the Company about the importance of Year 2000 readiness; 2) assessment - identify all electronic systems which are date-sensitive and assess which systems are not Year 2000 ready; 3) renovation - develop a strategy to repair, replace or retire the system; 4) validation - testing of changed programs and date files to ensure they are Year 2000 ready; and 5) implementation - placing the renovated and validated systems into everyday use. Currently, the Company is in the implementation phase of its plan to prepare itself for the Year 2000. The Company anticipates completion of this final phase by the end of November 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Through September 30, 1999, the Company has incurred costs of approximately $105,000 directly attributable to addressing Year 2000 issues. The following are some of its most reasonably likely worst case Year 2000 scenarios the Company has identified: 1) The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. While some parts are stock "off the shelf" components, others are manufactured to the Company's specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors, as a result of an inability to work with such contractor due to Year 2000 consequences they face, would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. 2) The Company sells most of its manufactured systems through a limited number of authorized distributor wholesalers, who in turn provide warehousing, distribution, and credit to a network of authorized value added resellers. The interruption of product flow to one or more of these distributors due to their inability to process date sensitive information could result in lower than normal sales revenues. To alleviate this decrease, the Company would redirect these sales to the remaining distributors and/or sell directly to its value added resellers.

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

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  Not Applicable.


Item 2.           Changes in Securities
                  ---------------------
                  Not Applicable.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.


Item 5.           Other Information
                  -----------------
                  Not Applicable.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)  Exhibits:
                            Exhibit No. 11.1 Calculation of Earnings Per Share.

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





Date:   November 11, 1999            By:         /s/ Bernard P. Aldrich
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


Date:   November 11, 1999            By:           /s/ Robert M. Wolf
    ---------------------                          ------------------
                                                     Robert M. Wolf
                                                       Controller
                                              (Principal Accounting Officer)