Form 10-K405
period 1999-12-31
RIMAGE CORP
filed 2000-03-30
CIK 892482

CONFORMED

                                    FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

As of March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market, was $121,674,000.

As of March 10, 2000, there were outstanding 5,233,281 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

GENERAL INFORMATION
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Rimage Corporation (together with its subsidiaries, "Rimage" or the "Company") designs, manufactures and markets CD recordable ("CD-R") and DVD duplication and production equipment. The Company's Producer line of CD-R production systems provides turnkey premastering, recording and label printing in a single machine that may be used alone or on a network to allow the user to record and label large volumes of digital information for information distribution, archiving and other applications. The Perfect Image(R) CD Printer and Autoprinter are fast, affordable manual and unattended systems for professional quality color printing on the surface of both CD's and DVD's.

The Company was incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. Rimage acquired the assets of a company that produced diskette duplication equipment in 1987 and of a California-based manufacturer of duplication equipment in 1988. The Company's operations through 1995 consisted primarily of the design, manufacture and sale of diskette and tape duplication equipment. In 1992, Rimage created a formal presence in Europe, forming Rimage Europe GmbH as a wholly owned subsidiary to conduct sales and service. In December 1993, Rimage acquired Duplication Technology, Inc. (Rimage Boulder); a company located in Boulder, Colorado that manufactured tape and CD-R duplication equipment and provided duplication services. In September 1994, the Company acquired a company in California, Knowledge Access International, which provided customized browser and archiving software. The Company formed a separate division in early 1996, Rimage Optical Systems, to act as a distributor of CD-ROM stamping presses manufactured by a European Company.

In September 1995, Rimage acquired Dunhill Software Services, Inc., an affiliated corporation that was formed in 1988 and that offered diskette duplication and production services. Dunhill was merged into the Company and, together with a portion of Duplication Technology, represented most of the Company's Services Division operations. The Company operated in two divisions:
1) Systems and 2) Services until June 1999, at which time its Services Division was discontinued. Accordingly, the operations of the discontinued Services Division are stated separately on the financial statements included herein.

In early 1997, the Company shutdown Knowledge Access and ceased operations of its Optical Systems division. During the third quarter of 1998, the Company ceased operations of its Bloomington, Minnesota Service Division (previously known as Dunhill Software Services, Inc.) and sold the equipment and inventory associated with its operations. Also, on June 30, 1999, the Company ceased operations of its Rimage Boulder subsidiary and sold all the assets associated with its operations. These changes, together with increased distribution and market acceptance of its CD-R products, resulted in record earnings for the 1999 calendar year.

The Company's operations during the past five years have been affected by the timing of the foregoing acquisitions and subsequent phasing out of unprofitable operations, new product introductions and the expenses associated with development of such new products, by changes in preferred formats for media storage, and by increasing competition in the services businesses. The shift from diskette to CD-R storage technologies precipitated the introduction of the Company's new CD-R products in 1995. These new CD-R products continued to generate significant, sales increases in 1997, 1998 and 1999.

PRODUCTS

The Company's sales of CD-R production equipment comprised 68%, 68% and 46% of the Company's revenue from continuing operations during the 1999, 1998, and 1997 calendar years, respectively. The Company's other major sources of revenue consist of consumables, maintenance contracts and diskette equipment sales.

The Company's core products are the Perfect Image line of automated CD-R publishing and duplication systems, the Perfect Image CD-R Printer and the Perfect Image CD-R Autoprinter.

The Perfect Image CD-R product line consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's. The Company has developed a comprehensive line of CD-R hardware and software solutions specifically for customers interested in publishing large amounts of information and data onto a compact disc. The Rimage Perfect Image Producer product line gives customers the capability to produce multiple CD-R's in minutes, using automated loading systems, multiple recorders, and in line printing. This product line serves a wide range of office networks, industry production and retail environments.

The Rimage CD-R Printer is a unique product in the industry that provides laser quality color printing on standard CD-R media for in-house, customized printing. The CD-R Printer has allowed Rimage to better position itself in the rapidly expanding and highly competitive CD marketplace. The Company also manufactures the Rimage CD Autoprinter. The Autoprinter automates the process of printing laser quality color prints on standard CD media using the Rimage CD-R Printer.

The Company's products are designed to automate manual processes, resulting in a reduction of labor and training costs for users of the products. The principal benefits to users of the Company's products are reduced operational costs, higher throughput than alternative systems, and higher quality. One of the essential elements of the Company's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities. The Company has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

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

During 1999, the Company derived 11% of its revenues from New Wave Technologies, a third party distributor.

The Company conducts foreign sales and services through its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 31%, 31%, and 23% of the Company's revenue from continuing operations for the years ended December 31, 1999, 1998 and 1997, respectively.

COMPETITION

The Company competes with a growing number of manufacturers of CD-R production equipment and related products. Rimage is able to compete effectively in the sale of CD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R production equipment industry. Rimage believes that the thermal quality printing capabilities for CD-R, its transporter mechanisms and its software differentiate its products from those of competitors.

MANUFACTURING

The Company's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to the Company's specifications. The Company's employees at its facility in Edina, Minnesota conduct final assembly operations. Components include CD-R drives, circuit boards, electric motors, and machined and molded parts.

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

RESEARCH AND DEVELOPMENT

There are approximately 20 people involved in research and development at the Company's various locations. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by the Company is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-R and DVD media. The Company believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

The Company's expenditures for engineering and development were $2,612,000, $1,902,000, and $1,904,000 in 1999, 1998 and 1997 (or 7.2%, 6.7%, and 9.1% of
revenues from continuing operations), respectively. The Company intends to maintain its level of investment in research and development to match the percentage in 1999.

PATENTS AND GOVERNMENT REGULATION

The Company is the owner of thirteen patents, has three patents pending and has license rights to another six patents. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

As the number of the Company's products increase and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement claims. In addition, although the Company does not believe that any of its products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in litigation.

The FCC requires some of the Company's equipment meet radio frequency emission standards. The Company has the necessary certification.

EMPLOYEES

At December 31, 1999, the Company had 120 full-time employees, of whom approximately 20 were involved in research and development, 50 in manufacturing, assembly, testing and customer service, and 50 in sales, administration and management. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement.


ITEM 2.   PROPERTIES

The Company headquarters are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. In September 1998, the Company restructured its existing capital lease into an operating lease containing a sixty-two month term for this facility, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $6.95 per square foot per year, plus taxes and common area charges of $2.98 per square foot per year. The Systems Division also leases a facility in Frankfurt, Germany. These facilities are used for manufacturing, engineering, service and sales.

The Company also leases a 28,440 square foot facility in Bloomington, Minnesota. In September 1998, the Company restructured its existing capital lease into an operating lease containing a sixty month term for this facility, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $4.40 per square foot per year, plus taxes and common area charges of $2.16 per square foot per year. It is the intent of the Company to sublease this facility by the end of June 2000.

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

                                 Low     High
                                 ---     ----
Calendar Year 1998:

1st Quarter................     $3.666  $5.166

2nd Quarter................      5.416   8.750

3rd Quarter................      6.750  11.083

4th Quarter................      7.666  14.500

Calendar Year 1999:

1st Quarter................     11.625  18.250

2nd Quarter................     11.500  16.000

3rd Quarter................     13.500  19.250

4th Quarter................     15.000  17.250

SHAREHOLDERS

At March 3, 2000, there were 142 record holders of the Company's common stock, and management believes that there are approximately 1,475 beneficial holders of the Company's common stock.


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

On March 22, 2000, the Company's Board of Directors declared a three for two stock split in the form of a 50% stock dividend payable on April 7, 2000 to all holders of record on April 1, 2000. The accompanying financial statements do not reflect the effects of the stock dividend.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 1000's (except per share data).


CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                         Year ended December 31
                                                         ----------------------
                                             1999       1998       1997      1996       1995
                                             ----       ----       ----      ----       ----
Revenues                                  $36,313    $28,530    $21,012   $23,237    $17,359
Cost of Revenues                           17,929     13,797     11,456    15,790     10,818
Gross Profit                               18,384     14,733      9,556     7,447      6,541
Operating Expenses                          9,604      8,501      5,918    10,179     11,289
Operating Income (Loss) from
     Continuing operations                  8,780      6,232      3,638   (2,732)    (4,748)
Other Income (Expense), Net                   425        441      (200)     (345)      (222)
Income Tax Expense (Benefit)                3,351      1,079        202       543      (355)
Income (Loss) From Continuing Operations    5,854      5,594      3,236   (3,620)    (4,615)
Income (Loss) From Discontinued
     Operations                               489      (541)    (1,311)   (1,559)      3,363
Net Income (Loss)                           6,343      5,053      1,925   (5,179)    (1,252)
Basic Net Earnings (Loss) Per Share         $1.25      $1.06       $.42   $(1.12)     $(.27)
Diluted Net Earnings (Loss) Per Share       $1.09       $.90       $.39   $(1.12)     $(.27)
Weighted Average Shares and Assumed
     Conversion Shares:
         Basic                              5,058      4,769      4,629     4,612      4,577
         Diluted                            5,820      5,638      4,915     4,612      4,577


CONSOLIDATED BALANCE SHEET INFORMATION:

                                                       Balances as of December 31
                                                       --------------------------
                                             1999       1998       1997      1996       1995
                                             ----       ----       ----      ----       ----
Cash and Cash Equivalents                 $13,442     $7,350       $762      $439       $331
Trade Accounts Receivables, Net             5,341      4,772      2,927     2,296      3,442
Inventories, Net                            2,287      1,876      1,510     2,636      3,259
Net Assets of Discontinued Operations          --        587      3,931     2,762      3,800
Current Assets                             22,016     15,269      9,449     9,293     12,797
Property and Equipment, Net                   817        566        926     1,238      1,444
Total Assets                               22,963     16,670     11,473    12,149     16,182
Current Liabilities                         4,708      4,502      3,722     6,965      5,714
Long-Term Liabilities                          --         --      1,755     1,043      1,266
Stockholders' Equity                       18,255     12,168      5,938     4,084      9,202

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Rimage develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems and continues to support its long-term involvement in diskette duplication and publishing equipment.

Until June 1999, Rimage had two primary divisions: The Systems Division and the Services Division. On June 30, 1999, the Company discontinued its Services Division with the sale of the assets of its Rimage Boulder subsidiary. The consolidated financial statements reflect the net operating results of the Services Division net of applicable income taxes, as "Income (loss) from operations of discontinued Services Division"; the net assets of the Services Division as "Net assets of discontinued operations", and the net cash flows of the Services Division within the section "Net cash provided by operating activities". The comments herein pertain to the Company's continuing operations (its Systems Division), unless otherwise stated.

1999 COMPARED TO 1998

Revenues increased by $7,784,000 or 27.3% from 1998 to 1999. This increase was primarily due to the Company's expanding distribution network during 1999 creating an increase in CD-R equipment sales and related peripheral products. CD-R equipment sales totaled $24,809,000 during 1999 compared to $19,493,000 during 1998.

Gross margin as a percentage of revenues was 50.6% and 51.6% during 1999 and 1998, respectively. This decrease was due to strong sales of a product during 1999 carrying slightly lower margins than the Company's existing line of products. An increase in sales of low margin consumables during 1999 also contributed to the slight decrease in gross margin. CD-R equipment sales comprised 68.3% of total revenues during both 1999 and 1998.

Operating expenses as a percent of revenues were 26.4% and 29.8% during 1999 and 1998, respectively. This decrease was primarily a result of 1999 sales expenses remaining relatively consistent with 1998 levels. During 1999, the Company maintained its 1998 sales work force level by increasing the utilization of the sales force of its expanding distribution channel. The Company also modified the incentive programs provided to its distributors and VAR's. These events were primary causes of the Company's sales and marketing expense as a percent of revenues to decrease from 15.6% during 1998 to 12.8% during 1999. The Company's research and development expenses increased from $1,902,000 or 6.7% of revenues during 1998 to $2,612,000 or 7.2% of revenues during 1999. This increase is a result of an increase in personnel and development materials needed to manage the increase in the number of projects the Company has undertaken during 1999.

Operating earnings were $8,780,000 and $6,232,000 during 1999 and 1998, respectively. This improvement was primarily due to increased sales coupled with stable sales expenses from 1998 to 1999.

1998 COMPARED TO 1997

Revenues increased by $7,518,000 or 35.8% from 1997 to 1998. This increase was primarily due to the implementation of a distribution network during 1997 creating an increase in CD-R equipment sales and related peripheral products. CD-R equipment sales totaled $19,493,000 during 1998 compared to $9,578,000 during 1997.

Gross margin as a percentage of revenues was 51.6% and 45.5% during 1998 and 1997, respectively. This increase was due to the continued shift to sales of higher margin CD-R products from sales of diskette equipment. CD-R equipment sales as a percent of total revenues increased from 45.6% during 1997 to 68.3% during 1998.

Operating expenses as a percent of revenues were 29.8% and 28.2% during 1998 and 1997, respectively. This increase was primarily a result of increased sales and marketing expenses. During 1998, the Company continued to expand its distribution network, both domestically and internationally, for its CD-R related products and has focused efforts on the promotion of joint marketing campaigns with distributors and value added resellers. These steps were primary causes of the Company's sales and marketing expense to increase from $2,490,000 or 11.9% of revenues during 1997 to $4,453,000 or 15.6% of revenues during 1998. Partially offsetting the Company's increased sales and marketing expense was a decrease in its general and administrative expense due to the consolidation of certain administrative duties. Research and development expenses remained relatively constant from 1997 to 1998, but decreased slightly as a percentage of revenue due to higher sales in 1998.

Operating income from continuing operations were $6,232,000 and $3,638,000 during 1998 and 1997, respectively. This improvement was primarily due to the increased sales of higher margin CD-R related products.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

On June 30, 1999, the Company completed the sale of the assets of its Rimage Boulder subsidiary to Advanced Duplication Services, Inc. for $2,050,000 in cash. Also, on July 31, 1998, the Company completed the sale of a substantial portion of its CD-ROM duplicating equipment and a portion of its diskette duplication equipment used in its Bloomington, Minnesota services business to Advanced Duplication Services, Inc. for $1,900,000 in cash.

Current assets are $22,016,000 as of December 31, 1999 as compared to $16,037,000 as of December 31, 1998, primarily reflecting the increase in cash from increased sales of CD-R products. The allowance for doubtful accounts as a percentage of receivables increased from 3% as of December 31, 1998 to 6% as of December 31, 1999. This increase occurred as a result of adjustments to the sales returns allowance during 1999. Current liabilities increased approximately 5% to $4,708,000 as of December 31, 1999 from $4,502,000 as of December 31,
1998, reflecting normal increases in accounts payable and accruals.

Net cash provided by operating activities was $5,788,238 and $4,638,630 during 1999 and 1998, respectively. The increase in cash flow from operating activities from 1998 to 1999 was greatly impacted by increased sales of CD-R products.

Net cash used in investing activities of $868,000 during 1999 primarily reflect purchases of equipment for research and development purposes. Net cash used in investing activities of $174,000 during 1998 primarily reflect capital expenditures offset by receipts from the Company's sales-type leases. At December 31, 1999 the Company had no significant commitments to purchase additional capital equipment.

Net cash used in financing activities of $618,000 during 1999 primarily reflected payments to acquire Company stock netted with proceeds from stock option exercises. Net cash used in financing activities of $575,000 during 1998 principally reflect the payment of the Company's remaining long-term debt netted with proceeds from stock option exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

YEAR 2000 ISSUES

To date, we have experienced no significant systems or other year 2000 problems in connection with the transition to the year 2000. We will continue to monitor for any year 2000 issues.

NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and the euro, a new European currency, and adopted the euro as their common legal currency (the "Euro Conversion"). Either the euro or a participating country's present currency will be accepted as legal tender through January 1, 2002, from which date forward only the euro will be accepted.

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


NEW ACCOUNTING PRONOUNCEMENTS

In June of 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of Statement No. 133 until fiscal years beginning after June 15, 2000. Statement No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Although we have not fully assessed the implications of SAB No. 101, our management does not believe adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.


FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward looking statements". All forward looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward looking statements. The Company's ability to succesfully identify and incorporate new technologies into new and enhanced products and to develop and maintain compatibility and interoperability with the products of others, as well as new product introductions by competitors and the continuing availability of intellectual property licenses on commercially available terms, may impact the Company's ability to increase demand for its products. The success of the Company's sales force to provide for broader account coverage through channel partners, better utilization of existing resources and to control selling expense may be impacted by the expertise and commitment of the affected personnel, market acceptance of new and existing products and competitive market conditions. The unanticipated need to enhance or modify products due to changing market requirements, the success of current product programs, and the need to meet unanticipated product opportunities The Company's ability to generate revenue as presently expected, unexpected expenses and the need for additional funds to react to changes in the marketplace, including unexpected increases in personnel and product development expenses, may affect whether the Company has sufficient cash resources to fund its operating plans and capital requirements through at least 2000.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1999 and 1998, the Company did not invest in any market risk sensitive instruments including any derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

                                               Page in
                                           1999 Annual
                                             Report to
                                           Shareholders
                                           ------------


Independent Auditors' Report..............       11

Consolidated Balance Sheets, as of
December 31, 1999 and 1998................    12-13

Consolidated Statements of Operations,
for the years ended December 31, 1999,
1998 and 1997.............................       14

Consolidated Statements of Stockholders'
Equity and Comprehensive Income, for the
years ended December 31, 1999, 1998 and
1997......................................       15

Consolidated Statements of Cash Flow,
for the years ended December 31, 1999,
1998 and 1997.............................    16-17

Notes to Consolidated Financial
Statements................................    18-32

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       /s/ KPMG LLP




Minneapolis, Minnesota
February 8, 2000,
  except as to note 13, which
  is as of February 25, 2000

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                              Assets                                  1999            1998
-----------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                   $  13,441,857    $   7,349,521
     Trade accounts receivable, net of allowance for doubtful
         accounts and sales returns of $314,000 and
         $143,000, respectively                                      5,340,607        4,772,337
     Interest receivable                                               124,854               --
     Inventories                                                     2,286,867        1,876,063
     Prepaid expenses and other current assets                         185,273           90,667
     Deferred income taxes                                             637,000          593,000
     Net assets of discontinued operations                                  --        1,355,242
-----------------------------------------------------------------------------------------------
               Total current assets                                 22,016,458       16,036,830
-----------------------------------------------------------------------------------------------

Property and equipment:
     Building and leasehold improvements                               517,393          380,209
     Manufacturing equipment                                           349,550          535,480
     Development equipment                                             283,303          554,307
     Office furniture and equipment                                    962,698          819,867
-----------------------------------------------------------------------------------------------
                                                                     2,112,944        2,289,863

     Less accumulated depreciation and amortization                  1,295,979        1,723,749
-----------------------------------------------------------------------------------------------
               Net property and equipment                              816,965          566,114

Other noncurrent assets                                                129,593           67,427
-----------------------------------------------------------------------------------------------



               Total assets                                      $  22,963,016    $  16,670,371
===============================================================================================


See accompanying notes to consolidated financial statements.

                Liabilities and Stockholders' Equity                          1999              1998
--------------------------------------------------------------------------------------------------------
Current liabilities:
     Trade accounts payable                                              $   2,089,505     $   1,883,100
     Income tax payable                                                         96,754           236,728
     Accrued compensation                                                    1,007,462           871,039
     Accrued other                                                             721,498           798,235
     Deferred income and customer deposits                                     792,760           712,982
--------------------------------------------------------------------------------------------------------
             Total current liabilities                                       4,707,979         4,502,084
--------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $.01 par value, authorized 10,000,000 shares,
         issued and outstanding 5,104,814 and 4,936,088, respectively           51,048            49,361
     Additional paid-in capital                                             11,439,161        11,545,485
     Retained earnings                                                       6,990,727           647,477
     Accumulated other comprehensive income - foreign currency
         translation adjustment                                               (225,899)          (74,036)
--------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                     18,255,037        12,168,287

Commitments and contingencies (notes 8 and 12)

--------------------------------------------------------------------------------------------------------

         Total liabilities and stockholders' equity                      $  22,963,016     $  16,670,371
========================================================================================================

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997

                                                              1999              1998              1997
----------------------------------------------------------------------------------------------------------
Revenues                                                 $  36,313,426     $  28,529,709     $  21,011,742
Cost of revenues                                            17,929,214        13,796,751        11,456,117
----------------------------------------------------------------------------------------------------------
          Gross profit                                      18,384,212        14,732,958         9,555,625
----------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                  2,612,340         1,901,777         1,904,490
   Selling, general and administrative                       6,991,912         6,599,597         4,013,077
----------------------------------------------------------------------------------------------------------
          Total operating expenses                           9,604,252         8,501,374         5,917,567
----------------------------------------------------------------------------------------------------------

          Operating income from continuing operations        8,779,960         6,231,584         3,638,058
----------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                               468,279            64,863          (315,166)
   Gain (loss) on currency exchange                           (155,146)           80,389            58,294
   Gain on lease restructure                                        --           361,098                --
   Other, net                                                  111,554           (64,972)           57,066
----------------------------------------------------------------------------------------------------------
          Total other income (expense), net                    424,687           441,378          (199,806)
----------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                        9,204,647         6,672,962         3,438,252
Income tax expense                                           3,350,891         1,078,907           201,975
----------------------------------------------------------------------------------------------------------
          Income from continuing operations                  5,853,756         5,594,055         3,236,277

Discontinued operations:
  Income (loss) from operations of discontinued
    Services Division, net of applicable income taxes          186,045          (541,360)       (1,311,204)
  Gain on disposal of Services Division, net of
    applicable income taxes                                    303,449                --                --
----------------------------------------------------------------------------------------------------------
          Net income                                     $   6,343,250     $   5,052,695     $   1,925,073
==========================================================================================================

Income (loss) per basic share:
  Continuing operations                                  $        1.16     $        1.17     $        0.70
  Discontinued operations                                         0.09             (0.11)            (0.28)
----------------------------------------------------------------------------------------------------------
          Net income per basic share                     $        1.25     $        1.06     $        0.42
==========================================================================================================

Income (loss) per diluted share:
  Continuing operations                                  $        1.01     $        0.99     $        0.66
  Discontinued operations                                         0.08             (0.09)            (0.27)
----------------------------------------------------------------------------------------------------------
          Net income per diluted share                   $        1.09     $        0.90     $        0.39
==========================================================================================================

Basic weighted average shares outstanding                    5,057,990         4,769,009         4,629,431
==========================================================================================================

Diluted weighted average shares and
    assumed conversion shares                                5,820,100         5,638,140         4,914,799
==========================================================================================================

See accompanying notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                      Retained        Accumulated
                                                Common Stock          Additional      earnings           other
                                          ------------------------      paid-in     (accumulated     comprehensive
                                           Shares         Amount        capital        deficit)          income          Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              4,626,741   $     46,268   $ 10,432,375    $ (6,330,291)   $    (64,699)   $  4,083,653

     Stock issued in stock
       option exercise                       10,203            102         20,304              --              --          20,406
     Comprehensive income:
       Net income                                --             --             --       1,925,073              --       1,925,073
       Translation adjustment,
         net of tax effect of $0                 --             --             --              --         (90,927)        (90,927)
                                                                                                                     ------------
     Total comprehensive income                  --             --             --              --              --       1,834,146
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997              4,636,944         46,370     10,452,679      (4,405,218)       (155,626)      5,938,205

     Stock issued in stock
       option exercise                      299,144          2,991      1,092,806              --              --       1,095,797
     Comprehensive income:
       Net income                                --             --             --       5,052,695              --       5,052,695
       Translation adjustment,
         net of tax effect of $0                 --             --             --              --          81,590          81,590
                                                                                                                     ------------
     Total comprehensive income                                                                                         5,134,285
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998              4,936,088         49,361     11,545,485         647,477         (74,036)     12,168,287

     Stock issued in stock option
       and warrant exercise                 168,726          1,687        388,245              --              --         389,932
     Repurchases of Company stock                --             --     (1,008,300)             --              --      (1,008,300)
     Income tax benefit from
       disqualifying dispositions of
       stock options                             --             --        513,731              --              --         513,731
     Comprehensive income:
       Net income                                --             --             --       6,343,250              --       6,343,250
       Translation adjustment,
         net of tax effect of $0                 --             --             --              --        (151,863)       (151,863)
                                                                                                                     ------------
     Total comprehensive income                                                                                         6,191,387
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999              5,104,814   $     51,048   $ 11,439,161    $  6,990,727    $   (225,899)   $ 18,255,037
=================================================================================================================================


See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                         1999              1998               1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                      $   6,343,250     $   5,052,695     $   1,925,073
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       (Income) Loss from discontinued operations                        (186,045)          541,360         1,311,204
       (Gain) Loss on sale of discontinued operations                    (303,449)               --                --
       Minority interest in net income of dissolved subsidiary                 --           (57,907)               --
       Depreciation and amortization                                      492,942           388,152           398,827
       Change in reserve for excess and obsolete inventories              120,241           168,509          (208,000)
       Change in allowance for doubtful accounts                          171,665          (281,911)         (568,670)
       (Gain) loss on sale of property and equipment                      (27,489)            5,160             1,089
       Write-off of other assets                                               --            15,000            81,636
       Deferred income tax benefit                                        (44,000)         (593,000)               --
       Gain on lease restructure                                               --          (361,098)               --
       Changes in operating assets and liabilities:
           Trade accounts receivable                                     (739,935)       (1,563,415)          (62,552)
           Inventories                                                   (531,045)         (534,522)        1,333,779
           Income tax receivable                                               --            23,350           795,440
           Interest receivable                                           (124,854)               --                --
           Prepaid expenses and other current assets                     (102,669)          118,346           (76,226)
           Trade accounts payable                                         206,405           540,130          (393,712)
           Income taxes payable                                           373,757           236,728                --
           Accrued expenses                                                59,686           774,547          (433,527)
           Deferred income and customer deposits                           79,778           166,506           189,587
---------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities               5,788,238         4,638,630         4,293,948
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                   (605,959)         (324,808)          (87,441)
    Proceeds from the sale of property, plant, equipment
       and intangibles                                                     27,489                --            66,332
    Other noncurrent assets                                              (297,106)           52,803            66,360
    Receipts from sales-type leases                                         8,063            98,372           293,849
---------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in)
                   investing activities                                  (867,513)         (173,633)          339,100
---------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued

                                                                          1999              1998              1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from stock option exercise                                  389,932         1,095,797            20,406
     Cash payments to purchase treasury stock                          (1,008,300)               --                --
     Repayment of other notes payable                                          --        (1,650,000)       (1,866,463)
     Principal payments on capital lease obligation                            --           (21,135)          (26,418)
---------------------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                  (618,368)         (575,338)       (1,872,475)
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) discontinued operations                      1,844,736         2,668,681        (2,399,484)
Effect of exchange rate changes on cash                                   (54,757)           28,787           (37,287)
---------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                    6,092,336         6,587,127           323,802

Cash and cash equivalents, beginning of year                            7,349,521           762,394           438,592
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                              $  13,441,857     $   7,349,521     $     762,394
=====================================================================================================================

Supplemental disclosures of net cash paid during the period for:
     Interest                                                       $          --     $     284,293     $     842,950
     Income taxes                                                   $   3,732,604     $   1,038,550     $      23,350

Supplemental disclosures of non-cash investing
     and financing activities:
        Reduction of income taxes payable for disqualifying
           dispositions of stock options                            $     513,731
                                                                    =============

        Reduction of obligations under capital leases
           as a result of conversions to operating leases                             $   1,021,831
                                                                                      =============

        Reduction of net book value of facilities under
           capital leases as a result of conversions to
           operating leases                                                           $     660,733
                                                                                      =============

See accompanying notes to the consolidated financial statements

                      RIMAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) Nature of Business and Summary of Significant Accounting Policies

      Basis of Presentation and Nature of Business

      The consolidated financial statements include the accounts of Rimage
         Corporation and Rimage Europe GmbH, collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

      The Company develops, manufactures and distributes high performance
         CD-Recordable (CD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment.

      On June 30, 1999, the Company sold the fixed assets, inventory and intangible assets of its wholly owned subsidiary A/G Systems, Inc. d/b/a Duplication Technology, Inc. (Rimage Boulder). This sale, in conjunction with the August 31, 1998 sale of the fixed assets and inventory used in its Bloomington, Minnesota services operation, constitutes the discontinued operations of the Company's Services Division (see note 11). During March 1997, the Company completed the shutdown of its Knowledge Access subsidiary. The Company also completed shutdowns of its Asia facility and Televaulting division in February and June 1997, respectively.

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

      The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product, which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs of $367,836 as of December 31, 1999 and 1998. Accumulated amortization at December 31, 1999 and 1998 was $338,437 and $313,238, respectively.

      Income Taxes

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      Net Income (Loss) Per Share

      Basic income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted income per share is calculated by dividing the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and warrants computed using the treasury stock method.

      Translation of Financial Statements in Foreign Currencies

      The assets and liabilities for the Company's international subsidiary are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in equity. Statement of operations items are translated at average exchange rates prevailing during the period. Foreign currency transaction gains or losses are included in net income.

      Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 15 years. Goodwill balances are reviewed periodically to determine that the unamortized balances are recoverable. In evaluating the recoverability, the following factors, among others, are considered: a significant change in the factors used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or services strategy, a significant change in the customer base, and/or a realization of failed marketing efforts. If the unamortized balance is believed to be unrecoverable, the Company recognizes an impairment charge necessary to reduce the unamortized balance to the present value of cash flows expected to be generated over the remaining life. The amount of impairment, if any, is charged to income as a part of general and administrative expenses in the current period. As a result of the sale of the fixed assets, inventory, and intangible assets of Rimage Boulder on June 30, 1999 (see Note 11), goodwill is $0 as of December 31, 1999.

      Comprehensive Income

      Comprehensive income consists of the Company's net income and foreign currency translation adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

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

      Trade accounts receivables and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.


3) Inventories

      Inventories consist of the following as of December 31:

                                                         1999            1998
--------------------------------------------------------------------------------

Finished goods and demonstration equipment          $  1,117,638         894,291
Work-in-process                                          100,737         162,943
Purchased parts and subassemblies                      1,068,492         818,829
--------------------------------------------------------------------------------
                                                    $  2,286,867       1,876,063
================================================================================


4) Note Payable To Bank

      On December 31, 1997, the Company entered into a term note agreement (the
         Credit Agreement) with a bank. The Credit Agreement allows for advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000 and is effective until June 30, 2000. There were no outstanding borrowings under this revolving loan as of December 31, 1999.

      The Credit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios. The company is in compliance with all covenants at December 31, 1999.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

5) Income Taxes

      The provision for income tax expense consists of the following:

                                                             Year ended December 31
                                                 ----------------------------------------------
                                                     1999              1998              1997
-----------------------------------------------------------------------------------------------
Current:
   U.S. Federal                                  $  2,838,858          834,000           95,000
   State                                              474,221          320,965           25,143
   Foreign                                             81,812          300,000               --
-----------------------------------------------------------------------------------------------
         Total current                              3,394,891        1,454,965          120,143
-----------------------------------------------------------------------------------------------

Deferred:
   Change in valuation allowance                 $         --       (1,461,000)              --
   U.S. Federal                                       (50,500)         777,000               --
   State                                                6,500           91,000               --
-----------------------------------------------------------------------------------------------
         Total deferred                               (44,000)        (593,000)              --
-----------------------------------------------------------------------------------------------

                                                 $  3,350,891          861,965          120,143
===============================================================================================

      Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows:

                                                             Year ended December 31
                                                 ----------------------------------------------
                                                    1999              1998              1997
-----------------------------------------------------------------------------------------------
Expected income tax expense                      $  3,222,000        2,011,000          696,000
Goodwill amortization                                  27,000           27,000           25,000
(Decrease) increase in deferred tax
   asset valuation allowance                               --       (1,461,000)        (888,000)
State income taxes, net of federal tax effect         312,000          233,000           17,000
Foreign sales corporation adjustment                 (129,000)              --               --
Research and experimental credits                          --               --          (85,000)
Alternative minimum tax                                    --               --           95,000
Other, net                                            (81,109)          51,965          260,143
-----------------------------------------------------------------------------------------------

                                                 $  3,350,891          861,965          120,143
===============================================================================================


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                              1999             1998
--------------------------------------------------------------------------------------
Accounts receivable                                       $     95,000          56,000
Inventories                                                    213,000         165,000
Accrued payroll                                                 50,000          56,000
Warranty accrual                                                20,000          20,000
Fixed assets                                                    54,000          86,000
Gross margin recognition on sale to foreign subsidiary         162,000         142,000
Other                                                           43,000          68,000
--------------------------------------------------------------------------------------
         Total gross deferred tax assets                  $    637,000         593,000
--------------------------------------------------------------------------------------

      A reconciliation of the valuation allowance for deferred taxes as of December 31 is as follows:

                                                               1999            1998
--------------------------------------------------------------------------------------
Valuation allowance at beginning of year                  $         --       1,461,000
Decrease in valuation allowance                                     --      (1,461,000)
--------------------------------------------------------------------------------------

                                                          $         --              --
======================================================================================

      A valuation allowance is provided when it is more likely than not that all or a portion of the deferred tax asset may not be recognized. The Company periodically evaluates the need for the valuation allowance. As a result of continued earnings and other positive business factors during 1998 the Company determined that it was more likely than not that the deferred tax asset would be realized. Therefore, the valuation allowance of $1,461,000 was reduced to zero.


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

                                                                       Weighted
                                          Shares                        average
                                         available        Options      exercise
                                         for grant      outstanding      price
--------------------------------------------------------------------------------

Balance at December 31, 1996               262,575        435,675     $     4.58
   Additional shares available             750,000             --             --
   Granted                                (630,750)       630,750           2.02
   Exercised                                    --        (10,203)          2.00
   Canceled                                 85,281        (85,281)          4.92
--------------------------------------------------------------------------------

Balance at December 31, 1997               467,106        970,941           2.11
   Granted                                (326,700)       326,700           4.51
   Exercised                                    --       (239,144)          2.42
   Canceled                                  4,000         (4,000)          2.75
--------------------------------------------------------------------------------

Balance at December 31, 1998               144,406      1,054,497           2.78
   Granted                                (103,000)       103,000          13.69
   Exercised                                    --       (171,126)          2.49
   Canceled                                  1,750         (1,750)          9.18
--------------------------------------------------------------------------------

Balance at December 31,1999                 43,156        984,621     $     3.96


      At December 31, 1999, 948,047 of the options outstanding were exercisable.
         Outstanding options had exercise prices ranging between $2.00 and $15.00 per share and a weighted average contractual life of 7.5 years.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model:

-------------------------------------------------------------------------------
                                        1999             1998           1997
                                   -------------    -------------   -----------
Number of Options Granted                103,000          326,700       420,500

Fair Market Value of
  Options Granted                      $ 914,050        $ 964,239     $ 796,637

Volatility Range                    74.1 to 77.3%    65.1 to 77.1%         76.0%

Risk-free Interest Rate Range       4.59 to 5.32%    4.37 to 5.62%         6.90%

Expected Life of Options in Years            5.0              5.0           7.0
================================================================================

      The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 1999, 1998 and 1997 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                       1999              1998              1997
----------------------------------------------------------------------------------
 Net income:
          As reported               $6,343,250        $5,052,695        $1,925,073
          Proforma                   5,341,624         4,323,464         1,408,073
==================================================================================
 Basic net income per share:
          As reported                    $1.25             $1.06             $0.42
          Proforma                       $1.06             $0.91             $0.30
==================================================================================
 Diluted net income per share:
          As reported                    $1.09             $0.90             $0.39
          Proforma                       $0.92             $0.77             $0.29
==================================================================================


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

7) Net Income Per Share

      The components of net income per basic and diluted share are as follows:

                                              Weighted
                                           Average Shares     Per Share
                           Net Income       Outstanding         Amount
                          -------------    -------------    -------------
1999:
    Basic                 $   6,343,250        5,057,990    $        1.25
    Dilutive effect of
      stock options                  --          762,110             (.16)
                          -------------    -------------    -------------
    Diluted               $   6,343,250        5,820,100    $        1.09
                          =============        =========    =============

1998:
    Basic                 $   5,052,695        4,769,009    $        1.06
    Dilutive effect of
      stock options                  --          869,131             (.16)
                          -------------    -------------    -------------
    Diluted               $   5,052,695        5,638,140    $         .90
                          =============        =========    =============

1997:
    Basic                 $   1,925,073        4,629,431    $         .42
    Dilutive effect of
      stock options                  --          285,368             (.03)
                          -------------    -------------    -------------
    Diluted               $   1,925,073        4,914,799    $         .39
                          =============        =========    =============


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

8) Leases

      During September 1998, the Company renegotiated its existing capital leases for both the Edina and Bloomington Minnesota facilities, which resulted in reclassification to operating leases and a gain of $512,192.

      Also, in connection with the August 31, 1998 sale of its Bloomington, Minnesota services operation, the Company paid $1,385,528 to satisfy debt associated with a capital lease on certain CD-ROM equipment.

      The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 1999 are:

                                       Related           Third
                                        party            party           Total
                                      operating        operating       operating
Year ending December 31                leases           leases          leases
--------------------------------------------------------------------------------
2000                                $   426,996           57,018         484,014
2001                                    436,026           57,018         493,044
2002                                    445,199           57,018         502,217
2003                                    301,004           57,018         358,022
2004                                         --           57,018          57,018
--------------------------------------------------------------------------------

    Net minimum lease payments      $ 1,609,225          285,090       1,894,316
                                    ===========     ============    ============

      Rent expense under operating leases amounted to approximately $708,000, $544,000, and $333,000, respectively, for the years ended December 31, 1999, 1998, and 1997.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

9) Profit Sharing and Savings Plan

      Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company's discretionary contributions totaled $142,957, $123,621 and $137,150 in 1999, 1998 and 1997,
         respectively.


10) Major Customers

      The Company derived approximately $4,167,873 of its 1999 sales from an unaffiliated customer and had a receivable balance from this customer in the approximate amount of $222,000 as of December 31, 1999.


11) Discontinued Operations, Restructuring Expenses and Related Reserves

      On June 30, 1999, the Company sold the remaining assets of its Services
         Division. The consolidated financial statements of the Company have been reclassified to reflect the dispositions of the companies that comprised the Company's Services Division business segment. This segment included the Company's Bloomington, Minnesota services operation and Rimage Boulder. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the Services Division have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of the Services Division have been reported, net of applicable income taxes, as "Income (loss) from operations of discontinued Services Division"; the net assets of the Services Division have been reported as "Net assets of discontinued operations", and the net cash flows of the Services Division have been reported within the section "Net cash provided by operating activities" and after the section "Net cash used in financing activities".


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      Summarized financial information for the discontinued operation, is as follows:


For the years ended
December 31 (in thousands)                   1999          1998          1997
-------------------------------------------------------------------------------

Revenues                                   $   2,322    $   8,854     $  17,867
Income from discontinued operations
  net of income tax expense (benefit)
  of $105, $(217), and $(82) for
  1999, 1998, and 1997, respectively       $     186    $    (541)    $  (1,311)
Gain on disposal, net of income tax
  expense of $609                          $     303    $      --     $      --
===============================================================================


At December 31 (in thousands)                              1998
-----------------------------------------------------------------

Current assets                                          $     683
Total assets                                            $   1,026
-----------------------------------------------------------------

Current liabilities                                     $     439
Total liabilities                                       $     439
-----------------------------------------------------------------

Net assets of discontinued operations                   $     587
=================================================================


12) Commitments and Contingencies

      The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                       RIMAGE CORPORATION AND SUBSIDIARIES

13) Subsequent Event

      On February 25, 2000, the Company entered an Agreement and Plan of Merger
         (the "Agreement") with Cedar Technologies, Inc ("Cedar"). According to the Agreement, the Company will issue 331,664 shares of its common stock for all the outstanding common stock of Cedar and the Company will issue 268,028 shares of its common stock in exchange for outstanding options and warrants of Cedar. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Cedar.

      The following unaudited pro forma data summarizes the combined results of operations of the Company and Cedar as if the combination had been consummated on December 31, 1999.

(Amounts in thousands, except per share data)

                                              Years Ended December 31
                                   --------------------------------------------
                                          1999             1998           1997
                                   ------------    -------------   ------------

Revenues                              $ 41,354         $ 31,366       $ 21,012
                                   ============    =============   ============

Income from continuing operations      $ 5,962          $ 5,793        $ 3,236
                                   ============    =============   ============

Diluted Earnings per share              $ 0.94           $ 0.99         $ 0.66
                                   ============    =============   ============


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

14) Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

                                                             1999                                       1998
                                          ----------------------------------------    ----------------------------------------
                                           Fourth       Third     Second    First      Fourth     Third      Second     First
------------------------------------------------------------------------------------------------------------------------------
Revenues                                  $ 10,245      9,823      8,729     7,516      8,507      7,289      6,602      6,132
Cost of revenues                             5,013      4,638      4,612     3,665      4,120      3,647      3,102      2,928
------------------------------------------------------------------------------------------------------------------------------
       Gross profit                          5,232      5,185      4,117     3,851      4,387      3,642      3,500      3,204
------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development                   725        704        585       598        434        551        407        509
    Selling, general, and administrative     2,055      1,654      1,622     1,662      1,896      1,585      1,572      1,547
------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses              2,780      2,358      2,207     2,260      2,330      2,136      1,979      2,056
------------------------------------------------------------------------------------------------------------------------------

       Operating income from
          continuing operations              2,452      2,827      1,910     1,591      2,057      1,506      1,521      1,148
------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest, net                              179        138         80        72         75         28          4        (43)
    Gain (loss) on currency exchange          (119)       (17)        52       (71)         3         51         33         (6)
    Gain on lease restructure                   --         --         --        --        361         --         --
    Other, net                                  59         21         25         5        (57)        (4)       (15)        11
------------------------------------------------------------------------------------------------------------------------------
       Total other income (expense)            119        142        157         6         21        436         22        (38)
------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
    before income taxes                      2,571      2,969      2,067     1,597      2,078      1,942      1,543      1,110
Income tax expense (benefit)                   926      1,069        744       612        957       (415)       384        153
------------------------------------------------------------------------------------------------------------------------------
       Income from continuing
          operations                         1,645      1,900      1,323       985      1,121      2,357      1,159        957

Discontinued operations:
    Income (loss) from operations of
       discontinued Services Division,
       net of applicable income taxes           --         --         75       111        208       (684)      (111)        46
    Gain on disposal of Services
       division, net of applicable
       income tax expense                       --         --        304        --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------
          Net income                      $  1,645      1,900      1,702     1,096      1,329      1,673      1,048      1,003
==============================================================================================================================

Income (loss) per basic share:
    Continuing operations                 $    .32        .37        .26       .20        .23        .49        .24        .21
    Discontinued operations                     --         --        .08       .02        .04       (.14)      (.02)       .01
------------------------------------------------------------------------------------------------------------------------------
       Net income per basic share         $    .32        .37        .34       .22        .27        .35        .22        .22
==============================================================================================================================

Income (loss) per diluted share:
    Continuing operations                 $    .28        .33        .23       .17        .19        .42        .21        .18
    Discontinued operations                     --         --        .06       .02        .04       (.12)      (.02)       .01
------------------------------------------------------------------------------------------------------------------------------
       Net income per diluted share       $    .28        .33        .29       .19        .23        .30        .19        .19
==============================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed by April 29, 2000 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed by April 29, 2000, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table", "Stock Options", and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed by April 29, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed by April 29, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, to be filed by April 29, 2000, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

         (2) FINANCIAL STATEMENT SCHEDULES.

                                                                 Page in this
                                                                 Form 10-K
                                                                 ---------

         Independent Auditors' Report on Financial
         Statement Schedule ...................................       34

         Schedule II - Valuation and Qualifying Accounts ......       35

         (3) EXHIBITS. See Index to Exhibits on page 37 of this report.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)      See Exhibit Index and Exhibits.

(d)      See the Financial Schedule included at the end of this report.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


Under date of February 8, 2000, except as to note 13, which is as of February 25, 2000, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG LLP



Minneapolis, Minnesota
February 8, 2000
  except as to note 13, which
  is as of February 25, 2000

                                                                     SCHEDULE II


                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable:                  YEARS ENDED DECEMBER 31,
                                                      1999             1998             1997
                                                  ------------     ------------     ------------
  Balance at beginning of year                    $    142,514          424,425          993,095

       Write-offs and other adjustments                (39,196)        (183,318)        (680,426)
       Recoveries                                      (59,100)        (262,720)              --
       Additions charged to costs and expenses         269,961          164,127          111,756
                                                  ------------     ------------     ------------

  Balance at end of year                          $    314,179          142,514          424,425
                                                  ============     ============     ============



Reserve for Inventory Obsolescence:                          YEARS ENDED DECEMBER 31,
                                                       1999             1998             1997
                                                  ------------     ------------     ------------

  Balance at beginning of year                    $    525,509          357,000          565,000

       Write-offs and other adjustments               (104,554)        (306,219)        (264,497)
       Additions charged to costs of sales             224,795          474,728           56,497
                                                  ------------     ------------     ------------

  Balance at end of year                          $    645,750          525,509          357,000
                                                  ============     ============     ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       RIMAGE CORPORATION

                                          By: /s/ Bernard P. Aldrich
                                              ----------------------
                                              Bernard P. Aldrich
                                              Chief Executive Officer

                                        Dated: 3/20/00

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                     DATE
---------                      -----                                     ----

/s/ Bernard P. Aldrich         Chief Executive Officer, President,       3/20/00
---------------------------    Director (principal executive and
       Bernard P. Aldrich      financial officer)


/s/ David J. Suden             Chief Technical Officer & Director        3/20/00
---------------------------
       David J. Suden


/s/ Robert M. Wolf             Treasurer (principal accounting officer)  3/20/00
---------------------------
       Robert M. Wolf


/s/ James L. Reissner          Director                                  3/20/00
---------------------------
       James L. Reissner


/s/ Ronald R. Fletcher         Director                                  3/20/00
---------------------------
       Ronald R. Fletcher


/s/ Richard F. McNamara        Director                                  3/20/00
---------------------------
       Richard F. McNamara


/s/ George E. Kline            Director                                  3/20/00
---------------------------
       George E. Kline

                                INDEX TO EXHIBITS



EXHIBIT

NO.     DESCRIPTION

2.1 Agreement and Plan of Merger dated February 25, 2000 by and between Rimage Corporation and Cedar Technologies, Inc. [Filed as Exhibit 2.1 to the Company's Form 8-K Report (File No. 0-20728) and incorporated herein by reference].

2.2 Escrow Agreement dated February 25, 2000 by and between Rimage Corporation and all the shareholders of Cedar Technologies, Inc. [Filed as Exhibit 2.2 to the Company's Form 8-K Report (File No. 0-20728) and incorporated herein by reference].

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

10.3 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association.

10.4  1992 Stock Option Plan

21.1  Subsidiaries of Rimage Corporation.

23.1  Independent Auditors' Consent.

27.1  Financial Data Schedules for 1999, 1998 and 1997 Year Ends.

                               RIMAGE CORPORATION
                          7725 Washington Avenue South
                              Minneapolis, MN 55439
                                TEL: 612-944-8144
                                FAX: 612-944-7808






                               RIMAGE EUROPE, GMBH
                             Hans - Boekler - Str. 7
                            6057 Dietzenbach, Germany
                             TEL: 011-49-6074-8521-0
                            FAX: 011-49-6074-8521-21