Form 10-Q
period 2000-03-31
RIMAGE CORP
filed 2000-05-15
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 2000; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                         COMMISSION FILE NUMBER: 0-20728
                                                  ------

                               RIMAGE CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Minnesota                                 41-1577970
---------------------------------           ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  7725 Washington Avenue South, Edina, MN 55439
                ------------------------------------------------
                    (Address of principal executive offices)

                                  952-944-8144
                ------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
                ------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)


          Common Stock outstanding at May 5, 2000 - 8,423,169 shares \
                        of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999


                           Description                                      Page
                           -----------                                      ----


PART I            FINANCIAL INFORMATION
------

    Item 1.       Financial Statements

                           Consolidated Balance Sheets as of
                             March 31, 2000 (unaudited) and
                             December 31, 1999.............................. 3-4

                           Consolidated Statements of Operations
                             (unaudited) for the Three Months
                             Ended March 31, 2000 and 1999..................  5

                           Consolidated Statements of Cash Flows
                             (unaudited) for the Three Months
                             Ended March 31, 2000 and 1999..................  6

                           Condensed Notes to Consolidated
                             Financial Statements (unaudited)............... 7-9

    Item 2.                Management's Discussion and Analysis of
                             Financial Condition and Results of Operations 10-13



PART II           OTHER INFORMATION....................................... 14-15
-------

    Item 1-5.     None

    Item 6.       Exhibits

SIGNATURES................................................................  16

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999

                                                                                               March 31,       December 31,
                                            Assets                                                2000             1999
      -------------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
      Current assets:
           Cash and cash equivalents                                                       $     15,069,811         13,539,297
           Trade accounts receivable, net of allowance for doubtful
               accounts and sales returns of $320,000 and $321,000,
               respectively                                                                       8,922,571          6,189,774
           Inventories                                                                            2,675,976          2,644,510
           Interest receivable                                                                      125,714            124,854
           Prepaid expenses and other current assets                                                192,802            197,539
           Deferred income taxes-current                                                            637,000            637,000
      -------------------------------------------------------------------------------------------------------------------------
                      Total current assets                                                       27,623,874         23,332,974
      -------------------------------------------------------------------------------------------------------------------------

      Property and equipment, net                                                                   831,829            901,657

      Deferred income taxes-noncurrent                                                              237,437            237,437
      Other noncurrent assets                                                                       110,307            151,017
      -------------------------------------------------------------------------------------------------------------------------

                      Total assets                                                         $     28,803,447         24,623,085
      -------------------------------------------------------------------------------------------------------------------------


      See accompanying condensed notes to consolidated financial statements

                                                                                              March 31,        December 31,
                             Liabilities and Stockholders' Equity                                2000              1999
      -------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
      Current liabilities:
           Trade accounts payable                                                                3,039,535           2,698,140
           Income taxes payable                                                                  1,206,058             312,154
           Accrued compensation                                                                    873,907           1,021,326
           Accrued other                                                                           820,978             721,496
           Deferred income and customer deposits                                                   927,737             792,760
      -------------------------------------------------------------------------------------------------------------------------
                   Total current liabilities                                                     6,868,215           5,545,876
      -------------------------------------------------------------------------------------------------------------------------

      Stockholders' equity:
           Common stock, $.01 par value, authorized 10,000,000 shares, issued and
                outstanding 8,259,113 and 8,154,717, respectively                                   82,591              79,624
           Additional paid-in capital                                                           13,290,551          12,611,700
           Retained earnings                                                                     8,765,891           6,611,784
           Accumulated other comprehensive income - foreign
               currency translation adjustment                                                   (203,801)           (225,899)
      -------------------------------------------------------------------------------------------------------------------------
                   Total stockholders' equity                                                   21,935,232          19,077,209
      -------------------------------------------------------------------------------------------------------------------------

                   Total liabilities and stockholders' equity                             $     28,803,447          24,623,085
      -------------------------------------------------------------------------------------------------------------------------


                         RIMAGE CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                            2000                1999
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                                                   $ 13,157,219        $ 8,641,233
Cost of revenues                                                                              6,020,498          4,184,442
---------------------------------------------------------------------------------------------------------------------------
          Gross profit                                                                        7,136,721          4,456,791
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                                                     724,899            822,142
   Selling, general and administrative                                                        2,415,246          2,040,501
   Merger                                                                                       541,396                  -
---------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                                            3,681,541          2,862,643
---------------------------------------------------------------------------------------------------------------------------

          Operating income from continuing operations                                         3,455,180          1,594,148
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                                                                201,892             49,124
   Loss on currency exchange                                                                   (104,910)           (70,618)
   Other, net                                                                                   (77,796)            23,569
---------------------------------------------------------------------------------------------------------------------------
          Total other income, net                                                                19,186              2,075
---------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                                                         3,474,366          1,596,223
Income tax expense                                                                            1,320,259            611,935
---------------------------------------------------------------------------------------------------------------------------
          Income from continuing operations                                                   2,154,107            984,288

Discontinued operations:
  Income from operations of discontinued
    Services Division, net of applicable income taxes                                                 -            110,670
---------------------------------------------------------------------------------------------------------------------------
          Net income                                                                        $ 2,154,107        $ 1,094,958
===========================================================================================================================

Income per basic share:
  Continuing operations                                                                          $ 0.26             $ 0.13
  Discontinued operations                                                                             -               0.01
---------------------------------------------------------------------------------------------------------------------------
          Net income per basic share                                                             $ 0.26             $ 0.14
===========================================================================================================================

Income per diluted share:
  Continuing operations                                                                          $ 0.22             $ 0.11
  Discontinued operations                                                                             -               0.01
---------------------------------------------------------------------------------------------------------------------------
          Net income per diluted share                                                           $ 0.22             $ 0.12
===========================================================================================================================

Basic weighted average shares outstanding                                                     8,158,228          7,816,746
===========================================================================================================================

Diluted weighted average shares and
    assumed conversion shares                                                                 9,614,157          9,283,299
===========================================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            Three months ended
                                                                                                March 31,
                                                                                         2000               1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                $      2,154,107    $     1,094,958
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            (Income) loss from discontinued operations                                           -           (110,669)
            Depreciation and amortization                                                  180,759            116,545
            Change in reserve for excess and obsolete inventories                             (102)            90,517
            Change in allowance for doubtful accounts and sales returns                       (993)           (22,283)
            Gain on sale of property and equipment                                               -            (27,489)
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                             (2,734,004)           256,093
                  Inventories                                                              (31,364)          (287,771)
                  Interest receivable                                                         (860)           (40,255)
                  Prepaid expenses and other current assets                                  6,937            (96,279)
                  Trade accounts payable                                                   341,395             (4,276)
                  Income taxes payable                                                     893,904            492,437
                  Accrued expenses                                                         (47,937)          (221,045)
                  Deferred income and customer deposits                                    134,977             10,791
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                    896,819          1,251,274
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of property and equipment                                                 (70,221)          (224,770)
        Proceeds from the sale of property, plant, equipment and intangibles                     -             27,489
        Other noncurrent assets                                                             38,379           (294,598)
        Receipts from sales-type leases                                                          -              7,217
----------------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                        (31,842)          (484,662)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities-
        Proceeds from stock option exercise                                                681,818            339,902

Cash provided by discontinued operations                                                         -            266,883

Effect of exchange rate changes on cash                                                    (16,281)           (46,830)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                     1,530,514          1,326,567

Cash and cash equivalents, beginning of period                                          13,539,297          7,488,450
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $     15,069,811    $     8,815,017
======================================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                              $        240,447    $        52,030


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         (1)      BASIS OF PRESENTATION AND NATURE OF BUSINESS

                  Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment.

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








                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         (2)      DISCONTINUED OPERATIONS

                  On June 30, 1999, the Company completed the sale of the
                        inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division to a third party. Accordingly, the consolidated financial statements of the Company report separately the operating results of this discontinued division. Revenues of the Services Division were $1,135,000 for the three months ended March 31, 1999.

         (3)      ACQUISITION

                  On March 1, 2000, the Company issued 331,664 shares of its common stock in exchange for all outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. Such shares were restricted as of March 31, 2000, pursuant to future registrations. The Company also assumed the obligations to issue 149,376 shares of its common stock upon exercise of outstanding options of Cedar and 118,596 shares of its common stock upon exercise of outstanding warrants of Cedar. The business combination has been accounted for as a pooling-of-interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar.

                  The results of operations previously reported by the
                        separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.





                                Three Months Ended March 31,                      Years Ended
                                ----------------------------           ---------------------------------
                                 2000                  1999               1999                 1998
(in '000s)                    (unaudited)           (unaudited)
--------------------------------------------------------------------------------------------------------
Revenues:
           Rimage                  11,586                7,516               36,313               28,530
           Cedar                    1,571                1,125                5,041                2,836
                              ------------         ------------         ------------         ------------
           Combined                13,157                8,641               41,354               31,366
                              ============         ============         ============         ============

Income (loss) from continuing operations:
           Rimage                   2,078                  985                5,854                5,594
           Cedar                       76                   (1)                 108                  199
                              ------------         ------------         ------------         ------------
           Combined                 2,154                  984                5,962                5,793
                              ============         ============         ============         ============



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         (4)      INVENTORIES
                  Inventories consist of the following as of:

                                                                          March 31,             December 31,
                                                                            2000                   1999
                                                                        (unaudited)
---------------------------------------------------------------------------------------------------------------
 Finished goods and demonstration equipment                         $         1,239,241      $      1,196,706
 Work-in-process                                                                187,308               102,585
 Purchased parts and subassemblies                                            1,249,427             1,345,219
--------------------------------------------------------------------------------------------------------------
                                                                    $         2,675,976      $      2,644,510
--------------------------------------------------------------------------------------------------------------


         (5)      COMPREHENSIVE INCOME
                  The Company's only item of other comprehensive income
                        relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 2000 and 1999, comprehensive income would be $22,098 more than reported net income and $141,428 less than reported net income, respectively, due to foreign currency translation adjustments.



         (6)      STOCK SPLIT
                  On April 7, 2000, the Company effected a 3 for 2 stock
                        split in the form of a 50% dividend. All references in the financial statements and related notes to per share information, stock options, weighted average number of shares, as well as the number of common shares outstanding for all prior years presented, have been retroactively adjusted to reflect this stock split.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                                                 Three months ended
                                                     March 31,
                                       --------------------------------------

                                                                     %
                                           2000        1999        Change
                                       --------------------------------------

          Revenues                         $13,157      $8,641       52.3%

          Cost of Revenues                   6,020       4,184       43.9
                                             -----       -----

          Gross Margin                       7,137       4,457       60.1

          Operating Expenses                 3,682       2,863       28.6
                                             -----       -----

          Operating Income                   3,455       1,594      116.8


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

         As discussed in Note 2 of the Condensed Notes of the Consolidated Financial Statements, the Company divested of its Services Division during the second quarter of 1999. The comments that follow pertain to the Company's continuing operations which also includes its Cedar operations as discussed in Note 3 of the Condensed Notes of the Consolidated Financial Statements.

         REVENUE. Revenue from continuing operations increased 52.3% from $8.6 million during the first quarter of 1999 to $13.2 million during the first quarter of 2000. The increase in revenues was due to continued growth within the music fulfillment industry, utilizing both kiosk and internet fulfillment applications. The increase was also due to the continued growth of the Company's Rimage Perfect Partner Channel program. The Company added 20 new channel partners to its program during the first quarter of 2000.

         As of and for the three months ended March 31, 2000, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $2,756,000, $94,000 and $2,955,000, respectively. As of and for the three months ended March 31, 1999, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $2,522,000, $425,000 and $2,917,000, respectively. The revenue growth is due to increasing penetration of CD-R products in the European markets.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS PROFIT. Gross profit as a percent of revenues was 54.2% during the first quarter of 2000 compared to 51.6% of revenues from continuing operations during the same period of 1999. The increase was a result of cost control measures and efficiencies recognized in the Company's manufacturing process coupled with increased sales of newly released higher margin products.

         OPERATING EXPENSE. Operating expense during the first quarter of 2000 was $3.7 million, or 28.0% of revenues, compared to $2.9 million, or 33.1% of revenues from continuing operations, during the first quarter of 1999. The increase in expense was primarily a result of merger expenses incurred from the acquisition of Cedar. Research and development expense during the first quarter of 2000 was $725,000, or 5.5% of revenues, compared to $822,000, or 9.5% of revenues from continuing operations, during the first quarter of 1999. These decreases were a result of timing differences of the Company's engineering projects.

         OTHER INCOME/(EXPENSE). The Company recognized net interest income of $202,000 during the first quarter of 2000 compared to $49,000 during the first quarter of 1999 on cash investments from continuing operations. Other income was negatively impacted by foreign currency transaction losses during the first quarter of both 2000 and 1999.

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. The significant increase in revenue derived from CD-R related product sales combined with only marginal increases in operating expense to support those revenues, caused income from continuing operations before income taxes to increase from $1.6 million during the first quarter of 1999 to $3.5 million during the first quarter of 2000.

         INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the first quarter of 2000 amounted to $1,320,000 or 38% of income from continuing operations before income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

         Current assets are $27,624,000 as of March 31, 2000 as compared to $23,333,000 as of December 31, 1999. The allowance for doubtful accounts as a percentage of receivables was 3% and 5% as of March 31, 2000 and December 31, 1999, respectively. This decrease is due to sales returns remaining relatively constant compared to increasing revenues. Current liabilities increased approximately 24% to $6,868,000 as of March 31, 2000 from $5,546,000 as of December 31, 1999, reflecting an increase in income taxes payable and accounts payable.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net cash provided by operating activities was $897,000 and $1,251,000 for the three months ended March 31, 2000 and 1999, respectively. This decrease was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $32,000 for the three months ended March 31, 2000 compared to $485,000 for the three months ended March 31, 1999. The Company made capital investments to begin producing its color thermal ribbon during the first quarter of 1999. At March 31, 2000, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities of $682,000 and $340,000 during the three months ended March 31, 2000 and 1999, respectively reflected stock option proceeds.

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

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe adoption of this bulletin will have a material impact on our consolidated financial position, results of operations or cash flows.

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




                                  RIMAGE CORPORATION
                                  ------------------
                                     Registrant





Date:       May 12, 2000          By : /s/ Bernard P. Aldrich
    --------------------                   ----------------------
                                           Bernard P. Aldrich
                                           Director, Chief Executive Officer,
                                                  and President
                                           (Principal Executive Officer)
                                           (Principal Financial Officer)

Date:       May 12, 2000          By:  /s/ Robert M. Wolf
    --------------------                   -------------------
                                           Robert M. Wolf
                                               Treasurer
                                        (Principal Accounting Officer)