Form 10-Q
period 2000-06-30
RIMAGE CORP
filed 2000-08-14
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      JUNE 30, 2000; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.



                         COMMISSION FILE NUMBER: 0-20728


                               RIMAGE CORPORATION
      ------------------------------------------------------------------------
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

                                  612-944-8144
                    -----------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
         --------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)


          Common Stock outstanding at July 28, 2000 - 8,456,310 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2000


                   Description                                             Page
                   -----------                                             ----


PART I          FINANCIAL INFORMATION
------

    Item 1.     Financial Statements

                   Consolidated Balance Sheets as of
                     June 30, 2000 (unaudited) and
                     December 31, 1999...................................    3-4

                   Consolidated Statements of Operations
                     (unaudited) for the Three and Six Months
                     Ended June 30, 2000 and 1999........................      5

                   Consolidated Statements of Cash Flows
                     (unaudited) for the Three and Six Months
                     Ended June 30, 2000 and 1999........................      6

                   Condensed Notes to Consolidated
                     Financial Statements (unaudited)....................    7-9

    Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ......  10-13



PART II         OTHER INFORMATION .......................................  14-16
-------

    Item 1-3.   None

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     None

    Item 6.     Exhibits

SIGNATURES ...............................................................    17

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                    June 30,        December 31,
                                      Assets                          2000              1999
------------------------------------------------------------------------------------------------
                                                                  (unaudited)
Current assets:
     Cash and cash equivalents                                    $ 17,523,077       13,539,297
     Trade accounts receivable, net of allowance for doubtful
         accounts and sales returns of $365,000 and $321,000,
         respectively                                                7,937,747        6,189,774
     Inventories                                                     3,240,792        2,644,510
     Interest receivable                                               123,030          124,854
     Prepaid expenses and other current assets                         223,204          197,539
     Deferred income taxes-current                                     637,000          637,000
================================================================================================
                Total current assets                                29,684,850       23,332,974
------------------------------------------------------------------------------------------------

Property and equipment, net                                            754,849          901,657

Deferred income taxes-noncurrent                                       237,437          237,437
Other noncurrent assets                                                 61,169          151,017
------------------------------------------------------------------------------------------------

                Total assets                                      $ 30,738,305       24,623,085
================================================================================================


      See accompanying condensed notes to consolidated financial statements

                                                                                    June 30,       December 31,
                       Liabilities and Stockholders' Equity                           2000             1999
---------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Current liabilities:
     Trade accounts payable                                                        2,971,702         2,698,140
     Income taxes payable                                                            118,474           312,154
     Accrued compensation                                                          1,118,940         1,021,326
     Accrued other                                                                   814,035           721,496
     Deferred income and customer deposits                                           935,664           792,760
---------------------------------------------------------------------------------------------------------------
             Total current liabilities                                             5,958,815         5,545,876
---------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Common stock, $.01 par value, authorized 10,000,000 shares, issued and
          outstanding 8,404,545 and 7,962,358, respectively                           84,045            79,624
     Additional paid-in capital                                                   13,659,200        12,611,700
     Retained earnings                                                            11,246,367         6,611,784
     Accumulated other comprehensive income - foreign
         currency translation adjustment                                            (210,122)         (225,899)
---------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                           24,779,490        19,077,209
---------------------------------------------------------------------------------------------------------------

                   Total liabilities and stockholders' equity                   $ 30,738,305        24,623,085
===============================================================================================================

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                              2000             1999            2000             1999
------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 13,376,467     $  9,893,287    $ 26,533,686     $ 18,534,520
Cost of revenues                                            6,183,767        5,223,766      12,204,265        9,408,208
------------------------------------------------------------------------------------------------------------------------
          Gross profit                                      7,192,700        4,669,521      14,329,421        9,126,312
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                   773,722          631,537       1,498,621        1,453,679
   Selling, general and administrative                      2,641,541        2,547,879       5,141,462        4,588,380
   Merger                                                          --               --         541,396               --
------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                          3,415,263        3,179,416       7,181,479        6,042,059
------------------------------------------------------------------------------------------------------------------------

          Operating income from continuing operations       3,777,437        1,490,105       7,147,942        3,084,253
------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                              248,148           57,119         450,040          106,243
   Gain (loss) on currency exchange                           (22,626)          52,122        (127,536)         (18,496)
   Other, net                                                  (2,190)          81,541           4,688          105,110
------------------------------------------------------------------------------------------------------------------------
          Total other income, net                             223,332          190,782         327,192          192,857
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                       4,000,769        1,680,887       7,475,134        3,277,110
Income taxes                                                1,520,292          643,446       2,840,551        1,255,381
------------------------------------------------------------------------------------------------------------------------
          Income from continuing operations                 2,480,477        1,037,441       4,634,583        2,021,729

Discontinued operations:
  Income from operations of discontinued Services
    Division, net applicable income tax expense                    --           75,375              --          186,045
  Gain on disposal of Services Division, net
    applicable income tax expense                                  --          303,449              --          303,449
------------------------------------------------------------------------------------------------------------------------
          Net income                                     $  2,480,477     $  1,416,265    $  4,634,583     $  2,511,223
========================================================================================================================

Income per basic share:
  Continuing operations                                  $       0.30     $       0.13    $       0.56     $       0.26
  Discontinued operations                                          --             0.05              --             0.06
------------------------------------------------------------------------------------------------------------------------
          Net income per basic share                     $       0.30     $       0.18    $       0.56     $       0.32
========================================================================================================================

Income per diluted share:
  Continuing operations                                  $       0.26     $       0.11    $       0.48     $       0.22
  Discontinued operations                                          --             0.04              --             0.05
------------------------------------------------------------------------------------------------------------------------
          Net income per diluted share                   $       0.26     $       0.15    $       0.48     $       0.27
========================================================================================================================
Basic weighted average shares outstanding                   8,344,059        7,892,863       8,251,124        7,855,015
========================================================================================================================

Diluted weighted average shares and
    assumed conversion shares                               9,665,746        9,258,554       9,640,401        9,284,501
========================================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                           2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                    $  4,634,583      $  2,021,729
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            (Income) loss from discontinued operations                                          --          (186,045)
            (Gain) loss on sale of discontinued operations                                      --          (303,449)
            Depreciation and amortization                                                  378,814           335,180
            Change in reserve for excess and obsolete inventories                           28,312            91,406
            Change in reserve for allowance for doubtful accounts                           43,787            22,233
            (Gain) loss on sale of property, plant, and equipment                            4,597           (26,108)
            Write-off of other assets                                                           --            10,937
            Warrants issued for consulting services                                             --           451,699
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                             (1,793,960)       (1,236,682)
                  Inventories                                                             (624,594)          (51,110)
                  Interest receivable                                                        1,824           (43,412)
                  Prepaid expenses and other current assets                                (23,465)         (100,081)
                  Trade accounts payable                                                   273,562           506,422
                  Accrued expenses                                                         190,153            37,741
                  Income taxes payable                                                    (193,680)          903,731
                  Deferred income and customer deposits                                    142,904            98,542
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                  3,062,837         2,532,733
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of property, plant, and equipment                                        (146,755)         (305,039)
        Proceeds from the sale of property, equipment and intangibles                           --           717,084
        Other noncurrent assets                                                             37,432          (337,322)
        Receipts from sales-type leases                                                         --             8,063
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by (used in) investing activities         (109,323)           82,786
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Cash payments to purchase treasury stock                                                --           (37,875)
        Proceeds from stock option and warrant exercises                                 1,051,921           664,555
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                  1,051,921           626,680
---------------------------------------------------------------------------------------------------------------------

Cash provided by discontinued operations                                                        --         1,076,759

Effect of exchange rate changes on cash                                                    (21,655)          (85,768)
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                3,983,780         4,233,190

Cash and cash equivalents, beginning of period                                          13,539,297         7,488,450

Cash and cash equivalents, end of period                                              $ 17,523,077      $ 11,721,640
=====================================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                                  $  2,606,459      $  1,072,480

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)   DISCONTINUED OPERATIONS

      On June 30, 1999, the Company completed the sale of the inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division to a third party. Accordingly, the consolidated financial statements of the Company report separately the operating results of this discontinued division. Revenues of the Services Division were$1,186,000 and $2,322,000 for the three and six months ended June 30, 1999, respectively.

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

                                                                                  Years Ended
                          Three months ended    Six months ended      --------------------------------
                            June 30, 1999         June 30, 1999           1999                1998
(in '000s)                   (unaudited)          (unaudited)
------------------------------------------------------------------------------------------------------
Revenues:
           Rimage                     8,729              16,246              36,313             28,530
           Cedar                      1,164               2,289               5,041              2,836
                              -------------       -------------       -------------       ------------
           Combined                   9,893              18,535              41,354             31,366
                              =============       =============       =============       ============

Income (loss) from
  continuing operations:
           Rimage                     1,323               2,309               5,854              5,594
           Cedar                       (286)               (287)                108                199
                              -------------       -------------       -------------       ------------
           Combined                   1,037               2,022               5,962              5,793
                              =============       =============       =============       ============


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)   INVENTORIES

      Inventories consist of the following as of:

                                                       June 30,     December 31,
                                                         2000           1999
                                                     (unaudited)
--------------------------------------------------------------------------------

Finished goods and demonstration equipment           $  1,242,647   $  1,196,706
Work-in-process                                           341,222        102,585
Purchased parts and subassemblies                       1,656,923      1,345,219
--------------------------------------------------------------------------------
                                                     $  3,240,792   $  2,644,510
================================================================================


(5)   COMPREHENSIVE INCOME

      The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the six months ended June 30, 2000 and 1999, comprehensive income would be $15,777 more than reported net income and $223,090 less than reported net income, respectively, due to foreign currency translation adjustments.


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

                                        Three months ended                    Six months ended
                                             June 30,                              June 30,
                                  ----------------------------          -----------------------------
                                                          %                                      %
                                  2000        1999      Change          2000         1999      Change
                              ------------------------------------------------------------------------
         Revenues               $13,377      $9,893       35%          $26,533     $18,534       43%

         Cost of Revenues         6,184       5,224       18            12,204       9,408       30
                                  -----       -----                     ------       -----

         Gross Margin             7,193       4,669       54            14,329       9,126       57

         Operating Expenses       3,415       3,179        7             7,181       6,042       19
                                  -----       -----                      -----       -----

         Operating Income         3,778       1,490      154             7,148       3,084      132
                                  =====       =====                      =====       =====

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

REVENUES. Revenues increased 35% to $13.4 million and 43% to $26.5 million for the three- and six-month periods ended June 30, 2000, respectively, from $9.9 million and $18.5 million for the same prior-year periods. Revenue increases were driven by the expansion of the Company's Rimage Perfect Partner Channel program through the addition of new value added resellers. The Company has also experienced strong demand for music on demand delivery systems during the quarter and the six-month period ended June 30, 2000.

As of and for the six months ended June 30, 2000, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $6,188,000, $210,000 and $3,242,000, respectively. As of and for the six months ended June 30, 1999, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $5,046,000, $172,000, and $3,373,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R products.

GROSS PROFIT. Gross profit as a percent of revenues from continuing operations was 54% for the three- and six-month periods ended June 30, 2000, respectively, compared to 47% and 49% for the same prior-year periods. The increases are a result of increased sales of newly released CD-R equipment coupled with cost control measures and efficiencies recognized in our manufacturing process.

OPERATING EXPENSES. Operating expenses from continuing operations increased 7% to $3.4 million and 19% to $7.2 million for the three- and six-month periods ended June 30, 2000, respectively, from $3.2 million and $6.0 million for the same prior year periods. For the quarter, expenses principally reflect normal increases associated with revenue growth. For the six months, expense increases also included merger expenses of $541,000 incurred from the acquisition of Cedar Technologies, Inc. Research and development expense increased 23% to $774,000 and 3% to $1.5 million for the three- and six-month periods ended June 30, 2000, respectively, from $632,000 and $1.4 million for the same prior year periods. This increase is in line with the Company's objective to continue to direct more resources to research and development activities.

OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments from continuing operations of $248,000 and $450,000 during the three- and six-month periods ended June 30, 2000 compared to $57,000 and $106,000 during the same prior year periods. Other income was negatively impacted by foreign currency transaction losses during the three- and six-month periods ended June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes increased 138% to $4.0 million and 128% to $7.5 million for the three- and six-month periods ended June 30, 2000, respectively, from $1.7 million and $3.3 million for the same prior year periods. These increases reflect the revenue growth and cost control measures as described above.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and six-month periods ended June 30, 2000 amounted to $1.5 million and $2.8 million or 38% of income from continuing operations before income taxes.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations increased 139% to $2.5 million and 129% to $4.6 million for the three- and six-month periods ended June 30, 2000, respectively, from $1.0 million and $2.0 million for the same prior year periods. These increases reflect the revenue growth and cost control measures as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets increased to $29.7 million as of June 30, 2000 from $23.3 million as of December 31, 1999, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables was 4% and 5% as of June 30, 2000 and December 31, 1999, respectively. Current liabilities increased approximately 7% to $6.0 million as of June 30, 2000 from $5.5 million as of December 31, 1999, primarily reflecting normal increases in accounts payable.

Net cash provided by operating activities increased to $3.1 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999. This increase is primarily the result of increased earnings during the six-month period ended June 30, 2000. Net cash used in investing activities was $109,000 for the six months ended June 30, 2000 primarily reflecting purchases of capital equipment. Net cash provided by investing activities was $83,000 for the six months ended June 30, 1999 and consisted of purchases of capital equipment netted with proceeds from the sale of intangibles. At June 30, 2000, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities increased to $1.1 million from $627,000 for the six-month periods ended June 30, 2000 and 1999, respectively, primarily due to an increase in stock option proceeds.

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

            Not Applicable.


Item 3.     Defaults Upon Senior Securities

            Not Applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            The Company's Annual Meeting of Stockholders' was held on May 10, 2000. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                     Nominee                 In Favor        Withheld
                     -------                 --------        --------

                     Bernard Aldrich         3,298,073       149,294
                     Ronald Fletcher         3,298,073       149,294
                     George Kline            3,298,073       149,294
                     Richard McNamara        3,298,073       149,294
                     James Reissner          3,298,073       149,294
                     David Suden             3,298,043       149,324

            The results of the voting on the following additional items were as follows:

            (a) Ratification of the selection of KPMG as independent accountants to audit the consolidated financial statements of Rimage Corporation for the year ending December 31, 2000. The votes of the stockholders on this ratification were as follows:

            In Favor       Opposed       Abstained       Broker Non-Vote
            --------       -------       ---------       ---------------

            3,444,355      380            2,632                -0-

            (b) Amendment of the Rimage 1992 Stock Option Plan (i) to increase the number of shares reserved for issuance thereunder by 375,000,
            (ii) to extend the termination of the Plan to May 10, 2010, and
            (iii) to place limitations on the number of shares granted under the plan to any person in any fiscal year designed to comply with
            Section 162(m) of the Internal Revenue Code of 1986, as amended. The votes of the stockholders on this ratification were as follows:

            In Favor       Opposed       Abstained       Broker Non-Vote
            --------       -------       ---------       ---------------

            3,201,481      236,894        8,992                -0-

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




                                                     RIMAGE CORPORATION
                                                     ------------------
                                                         Registrant





Date:  August 9, 2000                  By:         /s/ Bernard P. Aldrich
     ------------------                            ----------------------
                                                     Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                        and President
                                                (Principal Executive Officer)
                                                (Principal Financial Officer)


Date:  August 9, 2000                  By:           /s/ Robert M. Wolf
     ------------------                              ------------------
                                                       Robert M. Wolf
                                                          Treasurer
                                                (Principal Accounting Officer)