Form 10-Q
period 2000-09-30
RIMAGE CORP
filed 2000-11-14
CIK 892482

CONFORMED
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      SEPTEMBER 30, 2000; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.



                        COMMISSION FILE NUMBER: 0-20728
                                                -------


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

                                  612-944-8144
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
       ------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)


         Common Stock outstanding at October 26, 2000 - 8,652,060 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_  No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


              Description                                                   Page
              -----------                                                   ----

PART I     FINANCIAL INFORMATION
------

  Item 1.  Financial Statements

              Consolidated Balance Sheets as of
                September 30, 2000 (unaudited) and
                December 31, 1999.........................................     3

              Consolidated Statements of Operations
                (unaudited) for the Three and Nine Months
                Ended September 30, 2000 and 1999.........................     4

              Consolidated Statements of Cash Flows
                (unaudited) for the nine Months
                Ended September 30, 2000 and 1999.........................     5

              Condensed Notes to Consolidated
                Financial Statements (unaudited)..........................   6-8

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............  9-12


  PART II  OTHER INFORMATION.............................................. 13-14
-------

Items 1-3.    None

Item 4.       None

Item 5.       None

Item 6.       Exhibits

SIGNATURES................................................................    15

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 2000 and December 31, 1999

                                                                           September 30,    December 31,
                             Assets                                             2000            1999
--------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                              $ 19,268,067     $ 13,539,297
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $388,000 and $321,000, respectively           6,303,386        6,189,774
    Inventories                                                               3,916,961        2,644,510
    Interest receivable                                                         189,590          124,854
    Prepaid expenses and other current assets                                   178,724          197,539
    Prepaid income taxes                                                        573,372               --
    Deferred income taxes-current                                               637,000          637,000
---------------------------------------------------------------------------------------------------------
              Total current assets                                           31,067,100       23,332,974
---------------------------------------------------------------------------------------------------------

Property and equipment, net                                                     722,377          901,657

Deferred income taxes-noncurrent                                                237,437          237,437
Other noncurrent assets                                                          20,662          151,017
---------------------------------------------------------------------------------------------------------
                        Total assets                                       $ 32,047,576     $ 24,623,085
=========================================================================================================

                             Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------
Current liabilities:
    Trade accounts payable                                                 $  2,400,755     $  2,698,140
    Income taxes payable                                                             --          312,154
    Accrued compensation                                                      1,332,481        1,021,326
    Accrued other                                                               803,125          721,496
    Deferred income and customer deposits                                       967,845          792,760
---------------------------------------------------------------------------------------------------------
              Total current liabilities                                       5,504,206        5,545,876
---------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 8,626,082 and 7,962,358, respectively          86,261           79,624
    Additional paid-in capital                                               14,290,635       12,611,700
    Retained earnings                                                        12,441,267        6,611,784
    Accumulated other comprehensive income - foreign
           currency translation adjustment                                     (274,793)        (225,899)
---------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     26,543,370       19,077,209
---------------------------------------------------------------------------------------------------------
                        Total liabilities and stockholders' equity         $ 32,047,576     $ 24,623,085
=========================================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                                    2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $  9,989,096     $ 11,114,938     $ 36,522,782     $ 29,649,458
Cost of revenues                                                  4,776,887        5,271,556       16,981,152       14,679,764
-------------------------------------------------------------------------------------------------------------------------------
          Gross profit                                            5,212,209        5,843,382       19,541,630       14,969,694
-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                       1,050,554          775,504        2,549,175        2,229,183
   Selling, general and administrative                            2,399,857        2,009,476        7,541,319        6,597,856
   Merger                                                                --               --          541,396               --
-------------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                3,450,411        2,784,980       10,631,890        8,827,039
-------------------------------------------------------------------------------------------------------------------------------

          Operating income from continuing operations             1,761,798        3,058,402        8,909,740        6,142,655
-------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                                    303,634          115,056          753,674          221,299
   Loss on currency exchange                                       (161,654)         (17,205)        (289,190)         (35,701)
   Other, net                                                        23,480           42,017           28,168          147,127
-------------------------------------------------------------------------------------------------------------------------------
          Total other income, net                                   165,460          139,868          492,652          332,725
-------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                             1,927,258        3,198,270        9,402,392        6,475,380
Income tax expense                                                  732,358        1,128,683        3,572,909        2,384,064
-------------------------------------------------------------------------------------------------------------------------------
          Income from continuing operations                       1,194,900        2,069,587        5,829,483        4,091,316

Discontinued operations:
  Income from operations of discontinued
    Services Division, net of applicable income taxes                    --               --               --          186,045
  Gain on disposal of Services Division, net of
    applicable income tax expense                                        --               --               --          303,449
-------------------------------------------------------------------------------------------------------------------------------
          Net income                                           $  1,194,900     $  2,069,587     $  5,829,483     $  4,580,810
===============================================================================================================================

Income per basic share:
  Continuing operations                                        $       0.14     $       0.26     $       0.70     $       0.52
  Discontinued operations                                                --               --               --             0.06
-------------------------------------------------------------------------------------------------------------------------------
          Net income per basic share                           $       0.14     $       0.26     $       0.70     $       0.58
===============================================================================================================================

Income per diluted share:
  Continuing operations                                        $       0.12     $       0.22     $       0.60     $       0.44
  Discontinued operations                                                --               --               --             0.05
-------------------------------------------------------------------------------------------------------------------------------
          Net income per diluted share                         $       0.12     $       0.22     $       0.60     $       0.49
===============================================================================================================================

Basic weighted average shares outstanding                         8,510,224        7,942,042        8,338,555        7,884,343
===============================================================================================================================

Diluted weighted average shares and
    assumed conversion shares                                     9,741,237        9,442,679        9,679,197        9,394,598
===============================================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                           2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                    $  5,829,483      $  4,580,810
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Income from discontinued operations                                                 --          (186,045)
            Gain on sale of discontinued operations                                             --          (303,449)
            Depreciation and amortization                                                  550,515           467,530
            Change in reserve for excess and obsolete inventories                           12,113           120,980
            Change in reserve for allowance for doubtful accounts                           67,131            87,664
            (Gain) loss on sale of property, plant, and equipment                            6,494           (26,108)
            Write-off of other assets                                                           --             5,016
            Warrants issued for consulting services                                             --           215,135
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                               (182,943)       (2,545,337)
                  Inventories                                                           (1,284,564)         (565,778)
                  Interest receivable                                                      (64,736)          (87,960)
                  Prepaid expenses and other current assets                                 21,015           (10,864)
                  Prepaid income taxes                                                    (573,372)               --
                  Trade accounts payable                                                  (297,385)          630,799
                  Accrued compensation                                                     311,155           (41,468)
                  Accrued other                                                             81,629            23,035
                  Income taxes payable                                                    (312,154)          238,502
                  Deferred income and customer deposits                                    175,085           103,096
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                  4,339,466         2,705,558
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of property, plant, and equipment                                        (247,374)         (425,897)
        Proceeds from the sale of property, equipment and intangibles                           --           717,084
        Other noncurrent assets                                                             74,915          (289,393)
        Receipts from sales-type leases                                                         --             8,063
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by (used in) investing activities         (172,459)            9,857
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Cash payments to purchase treasury stock                                                --          (332,395)
        Proceeds from stock option and warrant exercises                                 1,587,106           602,878
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                  1,587,106           270,483
---------------------------------------------------------------------------------------------------------------------

Cash provided by discontinued operations                                                        --         1,076,759

Effect of exchange rate changes on cash                                                    (25,343)          (61,792)
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                5,728,770         4,000,865

Cash and cash equivalents, beginning of period                                          13,539,297         7,488,450
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                              $ 19,268,067      $ 11,489,315
=====================================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                                  $  3,903,559      $  1,072,480

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

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(2)  DISCONTINUED OPERATIONS

     On June 30, 1999, the Company completed the sale of the inventory, fixed assets and intangible assets of its Boulder, Colorado based Services Division to a third party. Accordingly, the consolidated financial statements of the Company report separately the operating results of this discontinued division. Revenues of the Services Division were $2,322,000 for the nine months ended September 30, 1999.

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

                                              Three months    Nine months
                                                  ended          ended            Years Ended
                                              September 30,   September 30,    ---------------------
                                                  1999           1999           1999          1998
(in '000s)                                     (unaudited)    (unaudited)
----------------------------------------------------------------------------------------------------
Revenues:
           Rimage                                  9,823         26,069        36,313         28,530
           Cedar                                   1,292          3,581         5,041          2,836
                                                  ------         ------        ------         ------
           Combined                               11,115         29,650        41,354         31,366
                                                  ======         ======        ======         ======
Income (loss) from continuing operations:
           Rimage                                  1,900          4,208         5,854          5,594
           Cedar                                     170           (117)          108            199
                                                  ------         ------        ------         ------
           Combined                                2,070          4,091         5,962          5,793
                                                  ======         ======        ======         ======

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)  INVENTORIES

     Inventories consist of the following as of:

                                                  September 30,     December 31,
                                                      2000              1999
                                                   (unaudited)
--------------------------------------------------------------------------------

 Finished goods and demonstration equipment      $  1,728,940       $  1,196,706
 Work-in-process                                      340,697            102,585
 Purchased parts and subassemblies                  1,847,324          1,345,219
--------------------------------------------------------------------------------
                                                 $  3,916,961       $  2,644,510
================================================================================

(5)  COMPREHENSIVE INCOME

     The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the nine months ended September 30, 2000 and 1999, comprehensive income would be $48,894 and $151,185 less than reported net income due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations, shown in thousands.

                             Three months ended                 Nine months ended
                                September 30,                     September 30,
                           ----------------------            ----------------------
                                                %                                  %
                        2000       1999       Change       2000       1999       Change
                      -------------------------------    ------------------------------
Revenues              $ 9,989    $11,115      (10.1)%    $36,523    $29,650       23.2%

Cost of Revenues        4,777      5,272       (9.4)      16,981     14,680       15.7
                      -------    -------                 -------    -------

Gross Profit            5,212      5,843      (10.8)      19,542     14,970       30.5

Operating Expenses      3,450      2,785       23.9       10,632      8,827       20.4
                      -------    -------                 -------    -------

Operating Income        1,762      3,058      (42.4)       8,910      6,143       45.0
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

REVENUE. Revenue from continuing operations decreased 10.1% to $10.0 million during the third quarter of 2000 from $11.1 million during the third quarter of 1999. The decrease was a result of decreased activity from our strategic accounts coupled with the negative impact of the continued strengthening of the U.S. dollar on our European operations. These effects were offset by the continued growth within our domestic channel program which grew 27% during the third quarter of 2000 when compared to domestic channel revenues during the same period of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues increased 23.2% to $36.5 million for the nine months ended September 30, 2000 from $29.7 million for the same prior year period. The increase was driven by the expansion of the Company's Rimage Perfect Partner Channel program through the addition of new value added resellers. The Company has also experienced strong demand for music on demand delivery systems during the first six months of 2000.

As of and for the nine months ended September 30, 2000, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $8,517,000, $290,000 and $3,137,000, respectively. As of and for the nine months ended September 30, 1999, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $7,901,000, $269,000 and $3,651,000, respectively. The revenue growth is due to increasing penetration of CD-R products in the European markets offset by the effects of a strengthening U.S. dollar.

GROSS PROFIT. Gross profit as a percent of revenues during the third quarter of 2000 remained relatively consistent at 52.2% compared to 52.6% of revenues during the same period of 1999. Gross profit as a percent of revenues during the nine-month period ended September 30, 2000 was 53.5% compared to 50.5% of revenues during the same period of 1999. The increase was due to a larger percentage of sales of higher margin CD-R equipment during the nine-month period ending September 30, 2000.

OPERATING EXPENSES. Operating expenses increased 23.9% to $3.5 million and 20.4% to $10.6 million for the three- and nine-month periods ended September 30, 2000, respectively, from $2.8 million and $8.8 million for the same prior year periods. For the quarter, the increase is primarily due to increased efforts in research and development and the recognition of a liability for the remaining lease payments due for an unoccupied facility. For the nine months, expense increases also included merger expenses of $541,000 incurred from the acquisition of Cedar Technologies, Inc. Research and development expense increased 35.5% to $1.1 million and 14.4% to $2.5 million for the three- and nine-month periods ended September 30, 2000, respectively, from $776,000 and $2.2 million for the same prior periods. This increase is in line with the Company's objective to continue to direct more resources to research and development activities.

OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments of $304,000 and $754,000 during the three- and nine-month periods ended September 30, 2000, respectively, compared to $115,000 and $221,000 during the same prior year periods. Other income was negatively impacted by foreign currency transaction losses during the three- and nine-month periods ended September 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Income from continuing operations before income taxes decreased 39.7% to $1.9 million and increased 45.2% to $9.4 million for the three- and nine-month periods ended September 30, 2000, respectively, from $3.2 million and $6.5 million for the same prior year periods. These fluctuations reflect the revenue and expense changes as described above.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and nine-month periods ended September 30, 2000 amounted to $732,000 and $3.6 million or 38% of income from continuing operations before income taxes.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations decreased 42.3% to $1.2 million and increased 42.5% to $5.8 million for the three- and nine-month periods ended September 30, 2000, respectively, from $2.1 million and $4.1 million for the same prior year periods. These fluctuations reflect the revenue and cost changes as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $31.1 million as of September 30, 2000 as compared to $23.3 million as of December 31, 1999. The allowance for doubtful accounts as a percentage of receivables was 6% as of September 30, 2000 compared to 5% as of December 31, 1999. Current liabilities were $5.5 million as of September 30, 2000 and December 31, 1999.

Net cash provided by operating activities increased to $4.3 million for the nine-month period ended September 30, 2000 from $2.7 million for the nine-month period ended September 30, 1999. This increase is primarily the result of increased earnings during the nine-month period ended September 30, 2000. Net cash used in investing activities was $172,000 for the nine-month period ended September 30, 2000 primarily reflecting purchases of capital equipment. Net cash provided by investing activities was $10,000 for the nine-month period ended September 30, 1999 and consisted of purchases of capital equipment netted with proceeds from the sale of intangibles. At September 30, 2000, the Company had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities increased to $1.6 million from $270,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, primarily due to an increase in stock option proceeds.

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




                                                    RIMAGE CORPORATION
                                                    ------------------
                                                        Registrant




Date:  November 13, 2000                  By:      /s/ Bernard P. Aldrich
     -------------------                           ----------------------
                                                     Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                       and President
                                              (Principal Executive Officer)
                                              (Principal Financial Officer)


Date:  November 13, 2000                  By:        /s/ Robert M. Wolf
     -------------------                             ------------------
                                                       Robert M. Wolf
                                                          Treasurer
                                                (Principal Accounting Officer)