Form 10-K405
period 2000-12-31
RIMAGE CORP
filed 2001-04-02
CIK 892482

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-20728
                               RIMAGE CORPORATION
             (Exact name of registrant as specified in its charter)

MINNESOTA                                                    41-1577970
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

7725 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA         55439
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number:                               (952) 944-8144

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
                                                            PAR VALUE


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market, was $74,160,715.

As of March 23, 2001, there were outstanding 8,724,790 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

FORWARD LOOKING STATEMENTS

Some of the statements in this Annual Report and in the Company's press releases and oral statements made by or with the approval of the Company's executive officers constitute or will constitute "forward looking statements". All forward looking statements involve risks and uncertainties, and actual results may be materially different. The following factors are among those that could cause the Company's actual results to differ materially from those set forth in such forward looking statements.

     * The markets for computer and associated storage media have historically changed rapidly and a reduction in industry prominence from CD-R or DVD-R media, or the introduction of superior media, would significantly negatively impact the Company's operations and prospects.

     * Approximately 30% of the Company's revenue is attributable to foreign operations, primarily in Europe, and a majority of these sales are invoiced in foreign currencies. Such operations are subject to the affects of currency fluctuations, factors affecting local economic health, and the difficulties of managing operations from long distances.

     * The Company derived significant revenue during 2000 from new applications of CD-R, such as music-on-demand, that have not been fully developed by its customers and may result in significant quarterly fluctuation of revenue.

     * Although the Company has obtained patent protection on some of its products, it has periodically been subject to competition from others who have copied its products or otherwise used technology that may infringe the Company's rights. There are a number of companies that claim intellectual property rights in the industry in which the Company competes and the Company cannot predict in advance that it will be able to protect its products from the competing claims of others or will not be required to pay others for use of technology for which they claim rights.

     * The Company sells its products through a large number of distributors, value added resellers and dealers and its quarterly operations may be affected by the operating results of some of these channel partners and by its ability to keep its channel partners properly trained and actively selling its products.

     * The Company's products must operate with a number of other computer and related equipment and the Company must maintain compatibility and interoperability with the products of others, as well as new product introductions.

     * The Company's operations are periodically affected by introductions of new products by competitors.


                               GENERAL INFORMATION

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Rimage Corporation ("Rimage") is a leading provider of CD recordable ("CD-R") and DVD recordable ("DVD-R") publishing systems required for producing discs with customized digital content on an on-demand basis. Rimage's publishing systems, which include equipment to handle a full range of low to high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information such as digital photography, banking and finance, government, business offices, medical imaging and music on demand.

Incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital storage production equipment since its inception. From 1987 until the introduction of its first CD-R production equipment in 1995, most of Rimage's products consisted of diskette and tape duplication equipment. Rimage also generated a significant portion of its revenue from CD-ROM and diskette duplication and production services from 1993 until

1999. Rimage also engaged in other lines of business, including development of browser and archiving software and distribution of CD-ROM stamping presses.

Since 1997, Rimage has focused its business on development and sale of its CD-R publishing systems. In 1997, Rimage ceased distribution activities for CD-ROM stamping presses and terminated browser and archiving software development. During the third quarter of 1998, Rimage ceased operations of its Minnesota services business and sold the equipment and inventory associated with that business. On June 30, 1999, Rimage ceased operations of its Colorado services business and sold all the assets associated with that business. The resources previously applied to these businesses were instead applied to development and sales of CD-R and DVD-R products, primarily for commercial applications.

On March 1, 2000, Rimage acquired Cedar Technologies, Inc. ("Cedar") and issued 497,496 shares of its common stock for all of the outstanding shares of Cedar. Cedar had developed and manufactured CD-R publishing and duplication equipment for desktop applications that sold at a lower price point than the higher volume systems sold by Rimage. The Cedar operations have continued as Rimage's desktop operations.

Rimage's operations during the past five years have been affected by the timing of the foregoing acquisitions and subsequent phasing out of unprofitable operations, new product introductions and the expenses associated with development of such new products, and by changes in preferred formats for media storage. The shift from diskette to CD-R storage technologies precipitated the introduction of Rimage's CD-R products in 1995. These CD-R products continued to generate significant sales increases in 1998, 1999 and 2000.

PRODUCTS

Rimage's products are designed to automate manual processes, resulting in a reduction of labor and training costs for users of the products. The principal benefits to users of Rimage's products are reduced operational costs, higher throughput than alternative systems, and higher quality. One of the essential elements of Rimage's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

Sales of CD-R/DVD-R production equipment comprised 79%, 73%, and 71% of Rimage's revenue from continuing operations during the 2000, 1999, and 1998 calendar years, respectively. Rimage's other major sources of revenue consist of consumables, maintenance contracts and diskette equipment sales.

Since the acquisition of Cedar, Rimage's CD-R and DVD-R products have been divided into two product lines: the producer line of higher volume equipment for commercial CD-R, DVD-R production, and the desktop line of lower cost products for office and other desktop applications. The producer line of products continue to generate substantially all of Rimage's revenue, contributing $34,509,000 or 69% of Rimage's revenue during the year ended December 31, 2000. Although growing, the desktop line contributed only $4,672,000 or 10% of revenue during 2000. The balance of revenue was generated through sale of consumables and services.

THE PRODUCER LINE. The Producer CD-R/DVD-R product line consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's and DVD-R's. Each Producer Product incorporates CD-R or DVD-R recorders, or both, with Rimage's customized robotics, Rimage's unique thermal printer for on-disc color printing, Rimage's unique publishing and handling software, and computer Hardware components.

Rimage offers its Producer line of products in a variety of configurations to meet the varying needs of its commercial customers. The Producer Prostar(TM) provides industry leading speed and throughput for on-demand CD-R duplication, producing, in configurations with 8 recorders, up to 500 CD-R discs every ten minutes from up to eight simultaneous data streams. The Prostar also includes Rimage's high resolution integrated thermal printer for full color, indelible instant-dry printing that keeps pace with high volumes and custom software for graphics alignment and implementation. The Producer Autostar provides similar functionality and features with any combination of four CD-R/DVD-R recorders and a 240 disc capacity. The Protege system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders. The Amigo is the least costly member of the Producer family's full production machines and comes with one recorder and Prism printer. The Producer line also includes an Autoprinter that incorporates Rimage's Prism printer.

The Rimage Prism Printer, sold with the Producer line is the only full color CD thermal transfer printer in the industry. The Prism provides laser quality color printing on standard CD-R/DVD-R media for in-house, customized printing. The Prism is capable of printing full color CDs with indelible images every fifty seconds.

THE DESKTOP LINE. Acquired through the acquisition of Cedar Technologies, Inc., Rimage's Desktop line of products features economical pricing, a compact "desktop" design, user-friendly software, customizable software tools, network compatibility and stand-alone plug-and-play units ideal for office environments. For low-volume users, the Desktop line of products offers single-drive recorder units. Complete four-drive publishing systems are available for higher-volume users. The desktop line also includes an Autoprinter, a 1200 dpi inkject printer capable of full color printing on CD-R discs.

MARKETING AND DISTRIBUTION

Rimage utilizes three principal means of distribution for its products: an international and domestic distributor network, a value added reseller (VAR) network, and inside sales.

Rimage's sales force focuses primarily on building and supporting the distribution channel; the distributor network sells to and supports all size users; the VAR network is used to distribute the CD-R/DVD-R products within industry specific environments; and inside sales focuses on the sale of maintenance contracts and consumables.

During 2000, Rimage derived 16% and 13% of its revenues from New Wave Technologies and Optical Laser, respectively. Each of these customers is a third party distributor of Rimage. During 1999, Rimage derived 10% of its revenues from New Wave Technologies.

Rimage conducts foreign sales and services through its U.S. operation and its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 30%, 32%, and 32% of Rimage's revenue for the years ended December 31, 2000, 1999, and 1998, respectively.

COMPETITION

Rimage competes with a growing number of manufacturers of CD-R production equipment and related products. Rimage is able to compete effectively in the sale of CD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R production equipment industry. Rimage believes that the thermal quality printing capabilities for CD-R, its transporter mechanisms and its software differentiate its products from those of competitors.

MANUFACTURING

Rimage's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to Rimage's specifications. Rimage's employees at its facility in Edina, Minnesota conduct final assembly operations. Components include CD-R drives, circuit boards, electric motors, and machined and molded parts.

Although Rimage believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in Rimage's inability to deliver one or more products for a period of several months.

RESEARCH AND DEVELOPMENT

There are approximately 30 people involved in research and development at Rimage's various locations. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by Rimage is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-R and DVD-R media. Rimage believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

Rimage's expenditures for engineering and development were $3,551,000, $3,020,000, and $2,093,000 in 2000, 1999, and 1998 (or 7.1%, 7.3%, and 6.7% of
revenues, respectively). Rimage intends to increase its level of investment in research and development over the percentage level recognized during 2000.

PATENTS AND GOVERNMENT REGULATION

Rimage is the owner of thirteen patents, has three patents pending and has license rights to another six patents. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for other products.

As the number of Rimage's products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement claims. In addition, although Rimage does not believe that any of its products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against Rimage in the future or that any such assertion will not require Rimage to enter into a royalty arrangement or result in litigation.

The FCC requires some of Rimage's equipment meet radio frequency emission standards. Rimage has the necessary certification.

EMPLOYEES

At December 31, 2000, Rimage had 135 full-time employees, of whom 29 were involved in research and development, 49 in manufacturing, assembly, testing and customer service, and 57 in sales, administration and management. None of Rimage's employees are represented by a labor union or are covered by a collective bargaining agreement.

ITEM 2.       PROPERTIES

Rimage headquarters are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. In September 1998, Rimage restructured its existing capital lease into an operating lease containing a sixty-two month term for this facility, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $7.16 per square foot per year, plus taxes and common area charges of $2.98 per square foot per year. Rimage also leases a facility in Dietzenbach, Germany. These facilities are used for manufacturing, engineering, service and sales.

Upon acquiring Cedar Technologies, Rimage now leases a 9,208 square foot facility in Edina, Minnesota. Rent is $2.96 per square foot per year, plus taxes and common area charges of $2.16 per square foot per year. It is the intent of Rimage to sublease this facility by the end of June 2001.

ITEM 3.       LEGAL PROCEEDINGS

Rimage is not a party to any litigation that may have a material adverse effect on Rimage, its business, or its financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Rimage did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Rimage's common stock is traded on the NASDAQ National Market under the symbol "RIMG". The following table sets forth, for the periods indicated, the range of low and high prices for Rimage's common stock as reported on the NASDAQ System.

                                           Low      High
                                           ---      ----
           Calendar Year 1999:

           1st Quarter...............     $7.750  $12.166

           2nd Quarter...............      7.666   10.666

           3rd Quarter...............      9.000   12.833

           4th Quarter...............     10.000   11.500

           Calendar Year 2000:

           1st Quarter...............     10.000   19.750

           2nd Quarter...............     12.750   22.000

           3rd Quarter...............     14.563   24.875

           4th Quarter...............      7.625   19.484

SHAREHOLDERS

At March 30, 2001, there were 134 record holders of Rimage's common stock, and management believes that there are approximately 2,500 beneficial holders of Rimage's common stock.

DIVIDENDS

Rimage has never paid or declared any cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. Rimage presently expects to retain its earnings to finance the development and expansion of its business. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage's continued earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 1000's (except per share data).

CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                             Year ended December 31
                                                             ----------------------
                                              2000        1999        1998         1997         1996
                                              ----        ----        ----         ----         ----
Revenues                                    $ 49,792    $ 41,355    $ 31,366     $ 21,012     $ 23,237
Cost of Revenues                              23,254      20,305      15,372       11,456       15,790
Gross Profit                                  26,538      21,050      15,994        9,556        7,447
Operating Expenses                            14,250      12,189       9,446        5,918       10,179
Operating Income (Loss) from
     Continuing operations                    12,288       8,861       6,548        3,638       (2,732)
Other Income (Expense), Net                    1,017         490         352         (200)        (345)
Income Tax Expense                             5,056       3,389       1,164          202          543
Income (Loss) From Continuing Operations       8,249       5,962       5,736        3,236       (3,620)
Income (Loss) From Discontinued
     Operations                                   --         490        (484)      (1,311)      (1,559)
Net Income (Loss)                              8,249       6,452       5,252        1,925       (5,179)
Basic Net Income (Loss) Per Share           $   0.98    $   0.81    $   0.71     $   0.28     $  (0.75)
Diluted Net Income (Loss) Per Share         $   0.85    $   0.68    $   0.60     $   0.26     $  (0.75)
Weighted Average Shares and Assumed
     Conversion Shares:
         Basic                                 8,417       7,974       7,384        6,943        6,918
         Diluted                               9,673       9,477       8,776        7,372        6,918


CONSOLIDATED BALANCE SHEET INFORMATION:

                                                           Balances as of December 31
                                                           --------------------------
                                              2000        1999        1998         1997         1996
                                              ----        ----        ----         ----         ----
Cash and Cash Equivalents                   $ 21,023    $ 13,539    $  7,488     $    762     $    439
Trade Accounts Receivables, Net                9,013       6,190       5,238        2,927        2,296
Inventories, Net                               2,936       2,644       1,981        1,510        2,636
Net Assets of Discontinued Operations             --          --         587        3,931        2,762
Current Assets                                35,744      23,333      15,981        9,449        9,294
Property and Equipment, Net                      652         902         631          926        1,238
Total Assets                                  36,556      24,623      17,544       11,473       12,149
Current Liabilities                            5,595       5,546       5,183        3,722        6,965
Long-Term Liabilities                             --          --          --        1,755        1,043
Stockholders' Equity                          30,961      19,077      12,361        5,938        4,084

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2000 and the percentage changes in these income and expense items between years are contained in the following table:

- -------------------------------------------------------------------------------------- -------------------------------
                                                                                           Percentage (%) Increase
                                                          Percentage (%) of Revenues           Between Periods
- -------------------------------------------------------------------------------------- -------------------------------
                                                         2000        1999        1998   2000 vs. 1999   1999 vs. 1998
                                                 ------------------------------------- -------------------------------
Revenues                                                100.0       100.0       100.0            20.4            31.8
Cost of revenues                                        (46.7)      (49.1)      (49.0)           14.5            32.1
- ----------------------------------------------------------------------------------------------------------------------
Gross profit                                             53.3        50.9        51.0            26.1            31.6
Operating expenses:
     Research and development                            (7.1)       (7.3)       (6.7)           17.6            44.3
     Selling, general and administrative                (20.4)      (22.2)      (23.4)           10.8            24.7
     Merger                                              (1.1)         --          --             N/A             N/A
- ----------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations              24.7        21.4        20.9            38.7            35.3
Other income, net                                         2.0         1.2         1.1           107.4            39.4
- ----------------------------------------------------------------------------------------------------------------------
Income from continuing operations
     before income taxes                                 26.7        22.6        22.0            42.3            35.5
Income tax expense                                      (10.1)       (8.2)       (3.7)           49.2           191.1
Discontinued operations                                    --         1.2        (1.5)            N/A             N/A
- ----------------------------------------------------------------------------------------------------------------------
Net income                                               16.6        15.6        16.8            27.9            22.8
- ----------------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Rimage develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems and continues to support its long-term involvement in diskette duplication and publishing equipment.

On March 1, 2000, Rimage completed the acquisition of Cedar Technologies, Inc. ("Cedar"). This acquisition was accounted for using the pooling-of-interests method of accounting. Accordingly, all years have been restated to include the operations and balances of Cedar.

Until June 1999, Rimage had two primary divisions: The Systems Division and the Services Division. On June 30, 1999, Rimage discontinued its Services Division with the sale of the assets of its Rimage Boulder subsidiary. The consolidated financial statements reflect the net operating results of the Services Division net of applicable income taxes, as "Income (loss) from operations of discontinued Services Division" and the net cash flows of the Services Division within the section "Net cash provided by operating activities" and after the section "Net cash provided by (used in) financing activities". The comments herein pertain to Rimage's continuing operations (its Systems Division), unless otherwise stated.

REVENUES. Revenues were $49.8 million, $41.4 million and $31.4 million for 2000, 1999 and 1998, respectively, reflecting 20.4%, 31.8% and 49.3% increases, respectively, over the prior years. These increases are a result of continued growth within our worldwide channel program which grew to 376 distribution partners as of December 31, 2000. CD-R/DVD-R equipment only sales totaled $39.1 million, $30.1 million and $22.3 million during 2000, 1999 and 1998, respectively, reflecting 29.9%, 35.0% and 132.3% increases, respectively, over the prior years.

GROSS PROFIT. Gross profit as a percentage of revenues was 53.3%, 50.9%, and 51.0% during 2000, 1999 and 1998, respectively. The increase in 2000 is due to sales volume increases of our equipment offset by the continued strategic shifting of our European distribution from direct selling to selling through value added resellers (VAR's). Rimage anticipates that its future gross profit percentages will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

OPERATING EXPENSES. Total operating expenses for 2000, 1999 and 1998 were $14.2 million, $12.2 million and $9.4 million, respectively, representing 28.6%, 29.5% and 30.1% of revenues, respectively. A non-recurring merger related expense of $541,000 is included in the results of operations for 2000. This non-recurring charge was related to acquisition expenses associated with the Cedar transaction. Excluding this non-recurring charge, the operating expenses for 2000 would have represented 27.5% of revenues.

Research and development expenses were $3.6 million, $3.0 million and $2.1 million for 2000, 1999 and 1998, respectively, representing 7.1%, 7.3% and 6.7% of revenues, respectively. The dollar increases are a result of increased personnel and development materials needed to manage the increasing number of projects Rimage has undertaken over the years. These increases are in line with Rimage's objective to continue to direct more resources to research and development activities.

Selling, general and administrative expenses were $10.2 million, $9.2 million and $7.4 million for 2000, 1999 and 1998, respectively, representing 20.4%, 22.2% and 23.4% of revenues, respectively. The dollar increases primarily reflect incentives associated with selling activities and additional personnel related to overall business growth.

OTHER INCOME, NET. For 2000, 1999 and 1998, interest income (expense), net was $1,088,000, $386,000 and $(25,000), respectively. See "Liquidity and Capital Resources" below for a discussion of cash levels. Other income was negatively impacted by foreign currency transaction losses during 2000 and 1999. Also, Rimage restructured a building lease which generated a gain of $361,000 during 1998.

INCOME FROM CONTINUING OPERATIONS. For 2000, 1999 and 1998, income from continuing operations were $8.2 million, $6.0 million and $5.7 million, respectively, representing 16.6%, 14.4% and 18.3% of revenues, respectively. The dollar increases primarily reflect year over year reveune growth offset by increasing effective tax rates due to graduating tax rates and full utilization of net operating loss carryforwards during 1998.

NET INCOME. Net income was $8.2 million (or $0.85 per diluted share) for 2000, compared to $6.5 million (or $0.68 per diluted share) for 1999 and $5.3 million (or $0.60 per diluted share) for 1998. Excluding $541,000 of non-recurring charges in 2000, net income would have been $8.8 million (or $0.91 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

Rimage expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from Rimage's existing credit agreement.

Current assets increased to $35.7 million as of December 31, 2000 from $23.3 million as of December 31, 1999, primarily reflecting normal operating activity. The allowance for doubtful accounts as a percentage of receivables remained relatively consistent at 5.6% as of December 31, 2000 compared to 4.9% as of December 31, 1999. Current liabilities remained flat at $5.6 million as of December 31, 2000 compared to $5.5 million as of December 31, 1999 reflecting a reduction in trade accounts payable and income taxes payable.

Net cash provided by operating activities was $6.0 million, $6.3 million and $4.8 million during 2000, 1999 and 1998, respectively. The slight decrease in cash flow from operating activities from 1999 to 2000 was primarily due to the timing of cash collections from our customers. The increase in cash flow from operating activities from 1998 to 1999 was greatly impacted by increased sales of CD-R products.

Net cash used in investing activities was $307,000, $452,000 and $357,000 during 2000, 1999 and 1998, respectively. Cash used in investing activities primarily reflects capital expenditures. At December 31, 2000 Rimage had no significant commitments to purchase additional capital equipment.

Net cash provided by (used in) financing activities was $1.8 million, $(808,000) and $(357,000) during 2000, 1999 and 1998, respectively. Cash provided by financing activities during 2000 reflected proceeds from stock option and warrant exercises. Cash used in financing activities during 1999 primarily related to cash payments to acquire Company stock netted with proceeds from stock option exercises. Cash used in financing activities during 1998 principally reflect the payment of Rimage's remaining long-term debt netted with proceeds from stock option exercises.

On June 30, 1999, Rimage completed the sale of the assets of its Rimage Boulder subsidiary to Advanced Duplication Services, Inc. for $2,050,000 in cash. Also, on July 31, 1998, Rimage completed the sale of a substantial portion of its CD-ROM duplicating equipment and a portion of its diskette duplication equipment used in its Bloomington, Minnesota services business to Advanced Duplication Services, Inc. for $1,900,000 in cash.

Rimage believes that inflation has not had a material impact on its operations or liquidity to date.

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

Rimage has customers located in European Union countries participating in the Euro Conversion. Such customers will likely have to upgrade or modify their computer systems and software to comply with the euro requirements. The amount of money Rimage anticipates spending in connection with product development related to the Euro Conversion is not expected to have a material adverse effect on Rimage's results of operations or financial condition. The Euro Conversion may also have competitive implications for Rimage's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

Rimage has also modified its internal systems (such as payroll, accounting and financial reporting) to deal with the Euro Conversion. There is no assurance, however, that all problems related to the Euro Conversion will be foreseen and corrected, or that no material disruptions of Rimage's business will occur.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. Rimage adopted SFAS No. 133 as of January 1, 2001. Adoption did not have a material impact on Rimage's financial position or results of operations.

The Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" summarizes certain interpretations in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 does not have a material impact on Rimage's consolidated financial position, results of operations or cash flows.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000 and 1999, Rimage did not invest in any market risk sensitive instruments including any derivative financial instruments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

                                             Page in
                                           2000 Annual
                                            Report to
                                           Shareholders
                                           ------------

Independent Auditors' Report................     12

Consolidated Balance Sheets, as of
December 31, 2000 and 1999..................     13

Consolidated Statements of Operations,
for the years ended December 31, 2000,
1999 and 1998...............................     14

Consolidated Statements of Stockholders'
Equity and Comprehensive Income, for the
years ended December 31, 2000, 1999 and
1998........................................     15

Consolidated Statements of Cash Flows,
for the years ended December 31, 2000,
1999 and 1998...............................  16-17

Notes to Consolidated Financial
Statements.................................   18-31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ KPMG LLP




Minneapolis, Minnesota
February 9, 2001

                       RIMAGE CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                           December 31,     December 31,
                     Assets                                                    2000             1999
- ---------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                              $ 21,023,233     $ 13,539,297
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $539,000 and $321,000, respectively           9,013,207        6,189,774
    Inventories                                                               2,936,119        2,644,510
    Interest receivable                                                         202,219          124,854
    Prepaid expenses and other current assets                                   212,566          197,539
    Prepaid income taxes                                                      1,418,498               --
    Deferred income taxes-current                                               938,592          637,000
- ---------------------------------------------------------------------------------------------------------
              Total current assets                                           35,744,434       23,332,974
- ---------------------------------------------------------------------------------------------------------

Property and equipment, net                                                     651,569          901,657

Deferred income taxes-noncurrent                                                145,935          237,437
Other noncurrent assets                                                          13,526          151,017
- ---------------------------------------------------------------------------------------------------------
                        Total assets                                       $ 36,555,464     $ 24,623,085
=========================================================================================================

      Liabilities and Stockholders' Equity
- ---------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                 $  2,288,789     $  2,698,140
    Accrued compensation                                                      1,446,127        1,021,326
    Accrued other                                                               852,652          721,496
    Income taxes payable                                                             --          312,154
    Deferred income and customer deposits                                     1,006,957          792,760
- ---------------------------------------------------------------------------------------------------------
              Total current liabilities                                       5,594,525        5,545,876
- ---------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 8,653,285 and 7,962,358, respectively          86,533           79,624
    Additional paid-in capital                                               16,319,613       12,611,700
    Retained earnings                                                        14,861,224        6,611,784
    Accumulated other comprehensive income - foreign
         currency translation adjustment                                       (306,431)        (225,899)
- ---------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     30,960,939       19,077,209
- ---------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity         $ 36,555,464     $ 24,623,085
=========================================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                              2000             1999             1998
- --------------------------------------------------------------------------------------------------------
Revenues                                                 $ 49,792,051     $ 41,354,793     $ 31,365,841
Cost of revenues                                           23,254,042       20,304,884       15,371,694
- --------------------------------------------------------------------------------------------------------
          Gross profit                                     26,538,009       21,049,909       15,994,147
- --------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                 3,550,534        3,019,560        2,092,743
   Selling, general and administrative                     10,157,956        9,169,639        7,353,584
   Merger related costs                                       541,396               --               --
- --------------------------------------------------------------------------------------------------------
          Total operating expenses                         14,249,886       12,189,199        9,446,327
- --------------------------------------------------------------------------------------------------------

          Operating income from continuing operations      12,288,123        8,860,710        6,547,820
- --------------------------------------------------------------------------------------------------------

Other income:
   Interest, net                                            1,088,348          386,425          (24,669)
   Gain (loss) on currency exchange                           (69,119)        (155,146)          80,389
   Gain on lease restructure                                       --               --          361,098
   Other, net                                                  (1,803)         259,304          (64,972)
- --------------------------------------------------------------------------------------------------------
          Total other income, net                           1,017,426          490,583          351,846
- --------------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                      13,305,549        9,351,293        6,899,666
Income tax expense                                          5,056,109        3,389,158        1,164,206
- --------------------------------------------------------------------------------------------------------
          Income from continuing operations                 8,249,440        5,962,135        5,735,460

Discontinued operations:
  Income (loss) from operations of discontinued
    Services Division, net of applicable income taxes              --          186,045         (483,745)
  Gain on disposal of Services Division, net of
    applicable income taxes                                        --          303,449               --
- --------------------------------------------------------------------------------------------------------
          Net income                                     $  8,249,440     $  6,451,629     $  5,251,715
========================================================================================================

Income (loss) per basic share:

  Continuing operations                                  $       0.98     $       0.75     $       0.78
  Discontinued operations                                          --             0.06            (0.07)
- --------------------------------------------------------------------------------------------------------
          Net income per basic share                     $       0.98     $       0.81     $       0.71
========================================================================================================

Income (loss) per diluted share:

  Continuing operations                                  $       0.85     $       0.63     $       0.66
  Discontinued operations                                          --             0.05            (0.06)
- --------------------------------------------------------------------------------------------------------
          Net income per diluted share                   $       0.85     $       0.68     $       0.60
========================================================================================================

Basic weighted average shares outstanding                   8,416,730        7,973,548        7,384,326
========================================================================================================

Diluted weighted average shares and
    assumed conversion shares                               9,673,384        9,477,355        8,776,272
========================================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                       Retained      Accumulated
                                               Common Stock            Additional       earnings         other
                                        --------------------------      paid-in      (accumulated   comprehensive
                                          Shares           Amount       capital         deficit)        income           Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             7,338,137         73,382      11,007,550      (5,091,560)       (155,626)      5,833,746

   Stock issued in warrant and stock
     option exercise                       561,201          5,612       1,188,009              --              --       1,193,621
   Comprehensive income:
     Net income                                 --             --              --       5,251,715              --       5,251,715
     Translation adjustment                     --             --              --              --          81,590          81,590
                                                                                                                    --------------
   Total comprehensive income                                                                                           5,333,305
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998             7,899,338         78,994      12,195,559         160,155         (74,036)     12,360,672

   Stock issued in warrant and stock
     option exercise                       466,268          4,663         713,444              --              --         718,107
   Repurchases of Company stock           (403,248)        (4,033)     (1,296,747)             --              --      (1,300,780)
   Warrants issued to consultants               --             --         485,713              --              --         485,713
   Income tax benefit from
     disqualifying dispositions of
     stock options                              --             --         513,731              --              --         513,731
   Comprehensive income:
     Net income                                 --             --              --       6,451,629              --       6,451,629
     Translation adjustment                     --             --              --              --        (151,863)       (151,863)
                                                                                                                    --------------
   Total comprehensive income                                                                                           6,299,766
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999             7,962,358    $    79,624    $ 12,611,700    $  6,611,784    ($   225,899)     19,077,209

   Stock issued in warrant and stock
     option exercise                       690,927          6,909       1,753,236              --              --       1,760,145
   Income tax benefit from
     disqualifying dispositions of
     stock options                              --             --       1,954,677              --              --       1,954,677
   Comprehensive income:
     Net income                                 --             --              --       8,249,440              --       8,249,440
     Translation adjustment                     --             --              --              --         (80,532)        (80,532)
                                                                                                                    --------------
   Total comprehensive income                                                                                           8,168,908
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000             8,653,285         86,533      16,319,613      14,861,224        (306,431)     30,960,939
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999, and 1998

                                                                          2000             1999             1998
- --------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                       $  8,249,440     $  6,451,629     $  5,251,715
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       (Income) loss from discontinued operations                              --         (186,045)         483,745
       Gain on sale of discontinued operations                                 --         (303,449)              --
       Minority interest in net income of dissolved subsidiary                 --               --          (57,907)
       Depreciation and amortization                                      715,038          614,969          491,396
       Change in reserve for excess and obsolete inventories               16,000          120,241          168,509
       Change in allowance for doubtful accounts                          218,333          178,551         (281,911)
       (Gain) loss on sale of property and equipment                        9,073          (27,489)           5,160
       Write-off of other assets                                               --           48,274           15,000
       Deferred income tax benefit                                       (301,592)         (44,000)        (593,000)
       Warrants issued for consulting services                                 --          485,713               --
       Gain on lease restructure                                               --               --         (361,098)
       Changes in operating assets and liabilities:
           Trade accounts receivable                                   (3,043,966)      (1,129,996)      (2,029,407)
           Inventories                                                   (307,609)        (783,540)        (639,670)
           Income tax receivable                                          536,179               --           23,350
           Interest receivable                                            (77,365)        (124,854)              --
           Prepaid expenses and other current assets                      (12,827)        (112,558)         115,969
           Trade accounts payable                                        (409,351)         512,740          842,430
           Income taxes payable                                          (312,154)         457,382          368,503
           Accrued compensation                                           424,801          127,313          240,013
           Accrued other                                                  131,156          (76,049)         556,818
           Deferred income and customer deposits                          214,197           79,778          166,506
- --------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities               6,049,353        6,288,610        4,766,121
- --------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                   (336,532)        (668,975)        (412,658)
    Deferred income tax benefit                                            91,502         (211,158)         (26,279)
    Proceeds from the sale of property, equipment and intangibles              --          717,084               --
    Other noncurrent assets                                               (61,739)        (297,106)         (16,895)
    Receipts from sales-type leases                                            --            8,063           98,372
- --------------------------------------------------------------------------------------------------------------------

                Net cash used in investing activities                    (306,769)        (452,092)        (357,460)
- --------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2000, 1999, and 1998

                                                                              2000              1999           1998
- -----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from stock option exercise                                    1,760,145          718,106        1,089,162
     Cash payments to purchase treasury stock                                      --       (1,300,779)              --
     Repayment of other notes payable                                              --         (225,000)      (1,425,000)
     Principal payments on capital lease obligation                                --               --          (21,135)
- -----------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities       1,760,145         (807,673)        (356,973)
- -----------------------------------------------------------------------------------------------------------------------

Cash provided by discontinued operations                                           --        1,076,759        2,645,581
- -----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (18,793)         (54,757)          28,787
- -----------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                        7,483,936        6,050,847        6,726,056

Cash and cash equivalents, beginning of year                               13,539,297        7,488,450          762,394
- -----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                   $ 21,023,233     $ 13,539,297     $  7,488,450
=======================================================================================================================

Supplemental disclosures of net cash paid during the period for:
     Interest                                                            $         --     $     21,664     $    311,934
     Income taxes                                                        $  5,005,025     $  3,770,871     $  1,146,949

Supplemental disclosures of non-cash investing
     and financing activities:
        Reduction of obligations under capital leases
           as a result of conversions to operating leases                                                  $  1,021,831
                                                                                                       ================
        Reduction of net book value of facilities under
           capital leases as a result of conversions to
           operating leases                                                                                $    660,733
                                                                                                       ================

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

      The Company develops, manufactures and distributes high performance
         CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment.

      On March 1, 2000, the Company acquired 100% of the outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. The business combination has been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar (see note 11).

      On June 30, 1999, the Company sold the fixed assets, inventory and intangible assets of its wholly owned subsidiary A/G Systems, Inc. d/b/a Duplication Technology, Inc. (Rimage Boulder). This sale, in conjunction with the August 31, 1998 sale of the fixed assets and inventory used in its Bloomington, Minnesota services operation, constitutes the discontinued operations of the Company's Services Division (see note 12).

      Revenue Recognition

      Revenue is recognized at the time of delivery and acceptance on all equipment orders. The Company provides maintenance services under long-term maintenance contracts. Revenue associated with these contracts is deferred and recognized on a straight-line basis over the terms of the respective contracts.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

      The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product, which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs of $367,836 as of December 31, 2000 and 1999. Accumulated amortization at December 31, 2000 and 1999 was $363,636 and $338,437, respectively.

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      Net Income Per Share

      Basic income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted income per share is calculated by dividing the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and warrants computed using the treasury stock method.

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

3) Inventories

   Inventories consist of the following as of December 31:

                                                     2000               1999
- --------------------------------------------------------------------------------

Finished goods and demonstration equipment      $   1,239,034     $    1,196,706
Work-in-process                                       323,785            102,585
Purchased parts and subassemblies                   1,373,300          1,345,219
- --------------------------------------------------------------------------------
                                                $   2,936,119     $    2,644,510
================================================================================


4) Note Payable To Bank

   The Company has a term note agreement (the Credit Agreement) with a bank. The
      Credit Agreement allows for advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000 and is effective until June 30, 2001. There were no outstanding borrowings under this revolving loan as of December 31, 2000 or 1999.

   The Credit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios. The company is in compliance with all covenants at December 31, 2000.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

5) Income Taxes

   The provision for income tax expense consists of the following:

                                                             Year ended December 31
                                                 --------------------------------------------
                                                     2000             1999           1998
- ---------------------------------------------------------------------------------------------
Current:
   U.S. Federal                                  $ 4,441,768       3,031,893       1,146,329
   State                                             628,234         530,611         337,156
   Foreign                                           196,197          81,812         300,000
- ---------------------------------------------------------------------------------------------
         Total current                             5,266,199       3,644,316       1,783,485
- ---------------------------------------------------------------------------------------------

Deferred:
   Change in valuation allowance                 $        --              --      (1,461,000)
   U.S. Federal                                     (209,709)       (213,370)        756,897
   State                                                (381)        (41,788)         84,824
- ---------------------------------------------------------------------------------------------
         Total deferred                             (210,090)       (255,158)       (619,279)
- ---------------------------------------------------------------------------------------------

                                                 $ 5,056,109       3,389,158       1,164,206
=============================================================================================

   Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows:

                                                             Year ended December 31
                                                ---------------------------------------------
                                                     2000             1999            1998
- ---------------------------------------------------------------------------------------------
Expected income tax expense                      $ 4,656,942       3,272,953       2,414,883
Goodwill amortization                                     --          27,000          27,000
(Decrease) increase in deferred tax
   asset valuation allowance                              --              --      (1,461,000)
State income taxes, net of federal tax effect        408,104         317,735         274,287
Foreign sales corporation adjustment                (179,725)       (129,000)             --
Merger costs                                         189,489              --              --
Benefit of lower federal tax bracket                (100,000)        (93,513)        (68,997)
Other, net                                            81,299          (6,017)        (21,967)
- ---------------------------------------------------------------------------------------------
                                                 $ 5,056,109       3,389,158       1,164,206
=============================================================================================


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                             2000        1999
- --------------------------------------------------------------------------------

Accounts receivable                                      $  187,000      98,000
Inventories                                                 269,000     213,000
Accrued payroll                                              62,000      50,000
Warranty accrual                                             26,000      20,000
Fixed assets                                                 86,000      54,000
Gross margin recognition on sale to foreign subsidiary      247,000     162,000
Accrued rents                                               118,000          --
Amortization                                                 60,000      87,000
Other                                                        30,000     191,000
- --------------------------------------------------------------------------------
         Total deferred tax assets                       $1,085,000     875,000
- --------------------------------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

6) Stockholders' Equity

      Stock Split

      On April 10, 2000, the Company effected a 3 for 2 stock split in the form of a 50% dividend. All references in the financial statements and related notes to per share information, stock options, weighted average number of shares, as well as the number of common shares outstanding for all prior years presented, have been retroactively adjusted to reflect this stock split.

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

                                                                      Weighted
                                           Shares                      average
                                         available      Options       exercise
                                         for grant    outstanding       price
- --------------------------------------------------------------------------------

Balance at December 31, 1997              902,940      1,478,184     $     1.41
   Granted                               (504,563)       504,563           3.01
   Exercised                                   --       (358,716)          1.61
   Canceled                                 6,000         (6,000)          1.83
- -------------------------------------------------------------------------------

Balance at December 31, 1998              404,377      1,618,031           1.85
   Granted                               (342,268)       342,268           5.63
   Exercised                                   --       (256,689)          1.66
   Canceled                                 2,625         (2,625)          6.12
- -------------------------------------------------------------------------------

Balance at December 31,1999                64,734      1,700,985           2.65
   Additional shares available            375,000             --             --
   Granted                               (250,000)       250,000          10.42
   Exercised                                   --       (437,649)          2.29
   Canceled                                 2,275         (2,275)          8.01
- -------------------------------------------------------------------------------

Balance at December 31, 2000              192,009      1,511,061           4.04


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      The following table summarizes exercise prices of exercisable options as of December 31, 2000:

- ------------------------------------------------------------------------
                                                             Weighted
                                  Number                     Average
Exercise Price Range            Of Options                Exercise Price
- ------------------------------------------------------------------------
$  1.33    $  1.33                590,078                    $  1.33

$  2.08    $  2.76                523,664                    $  2.68

$  4.39    $  4.67                  4,500                    $  4.53

$  7.50    $ 10.25                219,942                    $  9.44

$ 17.00    $ 17.00                 10,000                    $ 17.00
                           ---------------              -------------

                                1,348,184                    $  3.30
========================================================================


      The exercisable options had a weighted average contractual life of 7.2 years.



      The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model:

- --------------------------------------------------------------------------------
                                        2000            1999            1998
                                   --------------  --------------  -------------

Number of Options Granted                250,000         342,268         504,563

Fair Market Value of
  Options Granted                    $ 1,953,420     $ 1,027,393       $ 973,558

Volatility Range                   41.8 to 99.9%      0 to 77.3%      0 to 77.1%

Risk-free Interest Rate Range      5.73 to 6.46%   4.59 to 6.09%   4.37 to 5.62%

Expected Life of Options in Years            5.0             5.0             5.0
================================================================================


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

      The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2000, 1999 and 1998 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                            2000          1999          1998
- --------------------------------------------------------------------------------

Net income:
         As reported                     $8,249,440    $6,451,629    $5,251,715
         Pro forma                        7,113,555     5,338,550     4,513,165
- --------------------------------------------------------------------------------
Basic net income per share:
         As reported                         $0.98         $0.81         $0.71
         Pro forma                           $0.85         $0.67         $0.61
- --------------------------------------------------------------------------------
Diluted net income per share:
         As reported                         $0.85         $0.68         $0.60
         Pro forma                           $0.74         $0.56         $0.51
================================================================================


7) Net Income Per Share

      The components of net income per basic and diluted share are as follows:

                                                       Weighted
                                                    Average Shares   Per Share
                                        Net Income    Outstanding      Amount
                                      -----------------------------------------

2000:
    Basic                               $8,249,440     8,416,730    $     0.98
    Dilutive effect of stock options            --     1,256,654          (.13)
                                      -----------------------------------------
    Diluted                             $8,249,440     9,673,384    $     0.85
                                      =========================================

1999:
    Basic                               $6,451,629     7,973,548    $     0.81
    Dilutive effect of stock options            --     1,503,807          (.13)
                                      -----------------------------------------
    Diluted                             $6,451,629     9,477,355    $     0.68
                                      =========================================

1998:
    Basic                               $5,251,715     7,384,326    $     0.71
    Dilutive effect of stock options            --     1,391,946          (.11)
                                      -----------------------------------------
    Diluted                             $5,251,715     8,776,272    $     0.60
                                      =========================================


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

      The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 2000 are:

                                           Related        Third
                                            party         party          Total
                                          operating     operating      operating
Year ending December 31                     leases        leases        leases
- --------------------------------------------------------------------------------

2001                                     $  310,890       203,515       514,405
2002                                        320,063       190,438       510,501
2003                                        217,580       111,288       328,868
2004                                             --        73,517        73,517
2005                                             --         2,600         2,600
- --------------------------------------------------------------------------------

    Net minimum lease payments           $  848,533       581,358     1,429,891
                                         =======================================


      Rent expense under operating leases amounted to approximately $951,000, $750,000, and $579,000, respectively, for the years ended December 31, 2000, 1999, and 1998.

9) Profit Sharing and Savings Plan

      Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company's matching contributions totaled $168,314, $142,957 and $123,621 in 2000, 1999 and 1998,
         respectively.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

10) Major Customers

      The Company derived approximately $8,169,000 and $6,296,000 of its 2000 sales from two unaffiliated customers and had receivable balances of $1,696,000 and $1,055,000, respectively. The Company derived approximately $4,161,000 of its 1999 sales from an unaffiliated customer and had a receivable balance from this customer in the approximate amount of $222,000 as of December 31, 1999.

11) Acquisition

      On March 1, 2000, the Company issued 497,496 shares of its common stock in exchange for all outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. The Company also assumed the obligations to issue 224,064 shares of its common stock upon exercise of outstanding options of Cedar and 177,894 shares of its common stock upon exercise of outstanding warrants of Cedar. The business combination has been accounted for as a pooling-of-interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar.

         The results of operations previously reported by the separate enterprises are summarized below.

- -----------------------------------------------------------
(Amounts in thousands)

                                Years Ended December 31
                        -----------------------------------
                              1999                  1998
                              ----                  ----
Net sales
      Rimage                $ 36,314              $ 28,530
      Cedar                    5,041                 2,836
                        -----------------------------------
      Combined              $ 41,355              $ 31,366
                        ===================================

Net income
      Rimage                 $ 5,854               $ 5,536
      Cedar                      108                   199
                        -----------------------------------
      Combined               $ 5,962               $ 5,735
                        ===================================

- -----------------------------------------------------------


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

12) Discontinued Operations

      On June 30, 1999, the Company sold the remaining assets of its Services
         Division. The consolidated financial statements of the Company have been reclassified to reflect the dispositions of the companies that comprised the Company's Services Division business segment. This segment included the Company's Bloomington, Minnesota services operation and Rimage Boulder. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the Services Division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of the Services Division have been reported, net of applicable income taxes, as "Income (loss) from operations of discontinued Services Division" and the net cash flows of the Services Division have been reported within "Net cash provided by operating activities" and after the section "Net cash provided by (used in) financing activities".

      Summarized financial information for the discontinued operation, is as follows:

For the years ended
December 31 (in thousands)                                2000        1999        1998
- ----------------------------------------------------------------------------------------
Revenues                                               $     --    $  2,322    $  8,854
Income from discontinued operations net of income
  tax expense (benefit) of $105 and $(217) for
  1999 and 1998, respectively                          $     --    $    186    $   (484)

Gain on disposal, net of income tax expense of $609    $     --    $    303    $     --
========================================================================================


13) Commitments and Contingencies

      The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

14) Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

                                                            2000                                           1999
                                       ---------------------------------------------    -------------------------------------------
                                         Fourth       Third      Second       First      Fourth       Third      Second      First
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues                               $ 13,269       9,989      13,377      13,157      11,705      11,115       9,893      8,641
Cost of revenues                          6,273       4,777       6,184       6,020       5,625       5,272       5,224      4,184
- -----------------------------------------------------------------------------------------------------------------------------------
       Gross profit                       6,996       5,212       7,193       7,137       6,080       5,843       4,669      4,457
- -----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development              1,001       1,050         774         725         790         776         631        822
    Selling, general, and                 2,617       2,400       2,641       2,416       2,572       2,009       2,548      2,041
       administrative
    Merger                                   --          --          --         541          --          --          --         --
- -----------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses           3,618       3,450       3,415       3,682       3,362       2,785       3,179      2,863
- -----------------------------------------------------------------------------------------------------------------------------------

       Operating income from
          continuing operations           3,378       1,762       3,778       3,455       2,718       3,058       1,490      1,594
- -----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest, net                           335         304         248         202         165         115          57         49
    Gain (loss) on currency exchange        220        (162)        (23)       (105)       (119)        (17)         52        (71)
    Other, net                              (30)         23          (2)        (78)        112          42          82         24
- -----------------------------------------------------------------------------------------------------------------------------------
       Total other income                   525         165         223          19         158         140         191          2
- -----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
    before income taxes                   3,903       1,927       4,001       3,474       2,876       3,198       1,681      1,596
Income tax expense                        1,483         732       1,520       1,320       1,005       1,129         643        612
- -----------------------------------------------------------------------------------------------------------------------------------
       Income from continuing
          operations                      2,420       1,195       2,481       2,154       1,871       2,069       1,038        984

Discontinued operations:
    Income from operations of
       discontinued Services Division,
       net of applicable income taxes        --          --          --          --          --          --          75        111
    Gain on disposal of Services
       division, net of applicable
       income tax expense                    --          --          --          --          --          --         303         --
- -----------------------------------------------------------------------------------------------------------------------------------
          Net income                   $  2,420       1,195       2,481       2,154       1,871       2,069       1,416      1,095
- -----------------------------------------------------------------------------------------------------------------------------------

Income per basic share:
    Continuing operations              $   0.28        0.14        0.30        0.26        0.23        0.26        0.13       0.13
    Discontinued operations                  --          --          --          --          --          --        0.05       0.01
- -----------------------------------------------------------------------------------------------------------------------------------
       Net income per basic share      $   0.28        0.14        0.30        0.26        0.23        0.26        0.18       0.14
===================================================================================================================================

Income per diluted share:
    Continuing operations              $   0.25        0.12        0.26        0.22        0.20        0.22        0.11       0.11
    Discontinued operations                  --          --          --          --          --          --        0.04       0.01
- -----------------------------------------------------------------------------------------------------------------------------------
       Net income per diluted share    $   0.25        0.12        0.26        0.22        0.20        0.22        0.15       0.12
===================================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed by April 30, 2001 and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed by April 30, 2001, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table", "Stock Options", and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed by April 30, 2001, and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed by April 30, 2001, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, to be filed by April 30, 2001, and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

      (2) FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                    Form 10-K
                                                                    ------------
      Independent Auditors' Report on Financial Statement Schedule...    34

      Schedule II - Valuation and Qualifying Accounts ...............    35

      (3) EXHIBITS. See Index to Exhibits on page 37 of this report.


(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)   See Exhibit Index and Exhibits.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
Rimage Corporation and Subsidiaries:


Under date of February 9, 2001, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, as included in Rimage Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP



Minneapolis, Minnesota
February 9, 2001

                                                                     SCHEDULE II


                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful

Accounts Receivable and Sales Returns:

                                                     YEARS ENDED DECEMBER 31,
                                                  2000         1999         1998
                                               ---------    ---------    ---------
Balance at beginning of year                   $ 321,065    $ 142,514    $ 424,425

     Write-offs and other adjustments             (5,228)     (39,196)    (183,318)
     Recoveries                                       --      (59,100)    (262,720)
     Additions charged to costs and expenses     223,561      276,847      164,127
                                               ---------    ---------    ---------
Balance at end of year                         $ 539,398    $ 321,065    $ 142,514
                                               =========    =========    =========



Reserve for Inventory Obsolescence:

                                                     YEARS ENDED DECEMBER 31,
                                                  2000         1999         1998
                                               ---------    ---------    ---------
Balance at beginning of year                   $ 645,750    $ 525,509    $ 357,000

     Write-offs and other adjustments            (55,184)    (104,554)    (306,219)
     Additions charged to costs of sales          71,184      224,795      474,728
                                               ---------    ---------    ---------
Balance at end of year                         $ 661,750    $ 645,750    $ 525,509
                                               =========    =========    =========

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

                                        Dated: 3/16/01

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                    DATE
- ---------                      -----                                    ----

/s/ Bernard P. Aldrich         Chief Executive Officer, President,      3/16/01
- ---------------------------    Director (principal executive and
    Bernard P. Aldrich         financial officer)


/s/ David J. Suden             Chief Technical Officer & Director       3/16/01
- ---------------------------
    David J. Suden


/s/ Robert M. Wolf             Treasurer (principal accounting          3/16/01
- ---------------------------    officer)
    Robert M. Wolf

/s/ James L. Reissner          Director, Corporate Secretary            3/16/01
- ---------------------------
    James L. Reissner

/s/ Ronald R. Fletcher         Director                                 3/16/01
- ---------------------------
    Ronald R. Fletcher

/s/ Richard F. McNamara        Director, Chairman of the Board          3/16/01
- ---------------------------
    Richard F. McNamara

/s/ Steven M. Quist            Director                                 3/16/01
- ---------------------------
    Steven M. Quist

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

10.3 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association. [Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference]

10.4 1992 Stock Option Plan [Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference]

21.1     Subsidiaries of Rimage Corporation.

23.1     Independent Auditors' Consent.

                               RIMAGE CORPORATION
                          7725 Washington Avenue South
                              Minneapolis, MN 55439
                                TEL: 952-944-8144
                                FAX: 952-944-7808



                               RIMAGE EUROPE, GMBH
                             Hans - Boekler - Str. 7
                            6057 Dietzenbach, Germany
                             TEL: 011-49-6074-8521-0
                            FAX: 011-49-6074-8521-21