Form 10-Q
period 2001-03-31
RIMAGE CORP
filed 2001-05-15
CIK 892482

                                                                       CONFORMED
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
          MARCH 31, 2001; OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO                                  .               ------------------
            ---------------------------------


                         COMMISSION FILE NUMBER: 0-20728
                                                 -------

                               RIMAGE CORPORATION
                     --------------------------------------
                     (Exact name of Registrant as specified
                                 in its charter)


                 Minnesota                            41-1577970
      -------------------------------             -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification  No.)


                  7725 Washington Avenue South, Edina, MN 55439
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  952-944-8144
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
                  -------------------------------------------
                    (Former name, former address, and former
                  fiscal year, if changed since last report.)


               Common Stock outstanding at May 3, 2001 - 8,724,890
                     shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                             ----      ----


================================================================================

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001

                      Description                                                      Page
                      -----------                                                      ----
PART I         FINANCIAL INFORMATION

   Item 1.     Unaudited Financial Statements

                      Consolidated Balance Sheets as of
                        March 31, 2001 and December 31, 2000 ........................    3

                      Consolidated Statements of Operations
                        for the Three Months Ended
                        March 31, 2001 and 2000 .....................................    4

                      Consolidated Statements of Cash Flows
                        for the Three Months Ended
                        March 31, 2001 and 2000 .....................................    5

                      Condensed Notes to Consolidated
                        Financial Statements ........................................   6-7

   Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ...............   8-10



PART II        OTHER INFORMATION ....................................................   11-12


   Item 1-5.   None

   Item 6.     Exhibits

SIGNATURES ..........................................................................   13

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                                                   March 31,      December 31,
                                                                     2001            2000
                                                                  -----------     ------------
                Assets

Current assets:
    Cash and cash equivalents                                     $23,545,602     $21,023,233
    Trade accounts receivable, net of allowance for
       doubtful accounts and sales returns of $539,000              6,735,055       9,013,207
    Inventories                                                     3,812,526       2,936,119
    Interest receivable                                               124,848         202,219
    Prepaid expenses and other current assets                         213,094         212,566
    Prepaid income taxes                                              956,749       1,418,498
    Deferred income taxes-current                                     938,592         938,592
                                                                  -----------     -----------
              Total current assets                                 36,326,466      35,744,434
                                                                  -----------     -----------
Property and equipment, net                                           669,227         651,569
Deferred income taxes-noncurrent                                      145,935         145,935
Other noncurrent assets                                                 8,495          13,526
                                                                  -----------     -----------
                        Total assets                              $37,150,123     $36,555,464
                                                                  ===========     ===========

 Liabilities and Stockholders' Equity

Current liabilities:
    Trade accounts payable                                        $ 2,169,688     $ 2,288,789
    Accrued compensation                                              995,968       1,446,127
    Accrued other                                                     944,622         852,652
    Deferred income and customer deposits                             958,999       1,006,957
                                                                  -----------     -----------
              Total current liabilities                             5,069,277       5,594,525
                                                                  ===========     ===========

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares, issued and outstanding 8,724,790 and 8,653,285,
           respectively                                                87,248          86,533
    Additional paid-in capital                                     16,439,490      16,319,613
    Retained earnings                                              15,912,112      14,861,224
    Accumulated other comprehensive loss - foreign
         currency translation adjustment                             (358,004)       (306,431)
                                                                  -----------     -----------
              Total stockholders' equity                           32,080,846      30,960,939
                                                                  -----------     -----------

Commitments and contingencies

              Total liabilities and stockholders' equiy           $37,150,123     $36,555,464
                                                                  ===========     ===========


See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                   March 31,
                                                                        -----------------------------
                                                                             2001             2000
                                                                        ------------     ------------
Revenues                                                                $ 10,196,132     $ 13,157,219
Cost of revenues                                                           4,858,784        6,020,498
                                                                        ------------     ------------
          Gross profit                                                     5,337,348        7,136,721
                                                                        ------------     ------------
Operating expenses:
   Research and development                                                1,273,089          724,899
   Selling, general and administrative                                     2,464,878        2,499,920
   Merger                                                                         --          541,396
                                                                        ------------     ------------
          Total operating expenses                                         3,737,967        3,766,215
                                                                        ------------     ------------
          Operating income                                                 1,599,381        3,370,506
                                                                        ------------     ------------
Other income (expense):
   Interest                                                                  330,314          201,892
   Loss on currency exchange                                                (221,423)        (104,910)
   Other, net                                                                (13,291)           6,878
                                                                        ------------     ------------
          Total other income, net                                             95,600          103,860
                                                                        ------------     ------------
Income before income taxes                                                 1,694,981        3,474,366
Income tax expense                                                           644,093        1,320,259
                                                                        ------------     ------------
          Net income                                                       1,050,888        2,154,107
                                                                        ============     ============
Net income per basic share                                              $       0.12     $       0.26
                                                                        ============     ============
Net income per diluted share                                            $       0.11     $       0.22
                                                                        ============     ============
Basic weighted average shares outstanding                                  8,698,469        8,158,228
                                                                        ============     ============
Diluted weighted average shares and
    assumed conversion shares                                              9,575,619        9,614,157
                                                                        ============     ============


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Three months ended
                                                                                                 March 31,
                                                                                     -------------------------------
                                                                                          2001               2000
                                                                                     ------------       ------------
Cash flows from operating activities:
       Net income                                                                    $  1,050,888       $  2,154,107
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                                  93,885            180,759
            Change in reserve for excess and obsolete inventories                            (101)              (102)
            Change in allowance for doubtful accounts and sales returns                        --               (993)
            Loss on sale of property and equipment                                         22,434                 --
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                              2,278,152         (2,734,004)
                 Inventories                                                             (876,306)           (31,364)
                 Interest receivable                                                       77,371               (860)
                 Prepaid expenses and other current assets                                   (528)             6,937
                 Prepaid income taxes                                                     461,749                 --
                 Trade accounts payable                                                  (119,101)           341,395
                 Income taxes payable                                                          --            893,904
                 Accrued compensation                                                    (450,159)          (147,419)
                 Accrued other                                                             91,970             99,482
                 Deferred income and customer deposits                                    (47,958)           134,977
                                                                                     ------------       ------------
                              Net cash provided by operating activities                 2,582,296            896,819
                                                                                     ------------       ------------

Cash flows from investing activities:
       Purchase of property and equipment                                                (128,945)           (70,221)
       Other noncurrent assets                                                            (20,667)            38,379
                                                                                     ------------       ------------
                              Net cash used in investing activities                      (149,612)           (31,842)
                                                                                     ------------       ------------
Cash flows from financing activities-
       Proceeds from stock option/warrant exercise                                        120,592            681,818

Effect of exchange rate changes on cash                                                   (30,907)           (16,281)
                                                                                     ------------       ------------
Net increase in cash                                                                    2,522,369          1,530,514

Cash and cash equivalents, beginning of period                                         21,023,233         13,539,297
                                                                                     ------------       ------------
Cash and cash equivalents, end of period                                             $ 23,545,602       $ 15,069,811
                                                                                     ============       ============
Supplemental disclosures of net cash paid during the period for:
       Income taxes                                                                  $    135,413       $    240,447


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)     BASIS OF PRESENTATION AND NATURE OF BUSINESS

               Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment.

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

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.





                                                                    (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(2)     ACQUISITION

               On March 1, 2000, the Company issued 497,496 shares of its common stock in exchange for all outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. The Company also assumed the obligations to issue 224,064 shares of its common stock upon exercise of outstanding options of Cedar and 177,894 shares of its common stock upon exercise of outstanding warrants of Cedar. The business combination was accounted for as a pooling-of-interests combination, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar.

(3)     INVENTORIES

               Inventories consist of the following as of:

                                                              March 31,      December 31,
                                                                2001            2000
                                                            -----------     -------------
 Finished goods and demonstration equipment                 $ 1,692,190      $ 1,239,034
    Work-in-process                                             404,083          323,785
    Purchased parts and subassemblies                         1,716,253        1,373,300
                                                            -----------      -----------
                                                            $ 3,812,526      $ 2,936,119
                                                            ===========      ===========


(4)     COMPREHENSIVE INCOME

               The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 2001 and 2000, comprehensive income would be $51,573 less than reported net income and $22,098 more than reported net income, respectively, due to foreign currency translation adjustments.


(5)     NEW ACCOUNTING PRONOUNCEMENTS

               Statement of Financial Accounting Standard No. 133 "Accounting
                   for Derivative Instruments and Hedging Activities" as amended establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted SFAS No. 133 as of January 1, 2001. Adoption did not have a material impact on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.


                                                                             Percentage (%)
                                           Percentage (%) of Revenues      Increase/(Decrease)
                                          Three Months Ended March 31,      Between Periods
                                          ----------------------------     -------------------
                                                2001         2000             2001 vs. 2000
                                               ------       ------            -------------
Revenues                                       100.0        100.0                (22.5)
Cost of revenues                               (47.6)       (45.8)               (19.3)
                                               -----        -----                -----
Gross profit                                    52.4         54.2                (25.2)
Operating expenses:
    Research and development                   (12.5)        (5.5)                75.6
    Selling, general and administrative        (24.2)       (19.0)                (1.4)
    Merger                                        --         (4.1)                 N/A
                                               -----        -----                -----
Operating income                                15.7         25.6                (52.5)
Other income, net                                0.9          0.8                 (8.0)
                                               -----        -----                -----
Income before income taxes                      16.6         26.4                (51.2)
Income tax expense                              (6.3)       (10.0)               (51.2)
                                               -----        -----                -----
Net income                                      10.3         16.4                (51.2)
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

        REVENUES. Revenues decreased 22.5% from $13.2 million during the first quarter of 2000 to $10.2 million during the first quarter of 2001. The decrease in revenues was due to the absence of sales within the music fulfillment industry during the first quarter of 2001. The decrease was also due to the negative impact of the continued strengthening of the U.S. dollar on our European operations.

        As of and for the three months ended March 31, 2001, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $3,282,000, $112,000 and $4,016,000, respectively. As of and for the three months ended March 31, 2000, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $2,756,000, $94,000 and $2,955,000, respectively. The revenue growth is due to increasing penetration of CD-R products in the European markets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        GROSS PROFIT. Gross profit as a percent of revenues was 52.4% during the first quarter of 2001 compared to 54.2% of revenues during the same period of 2000. The decrease was primarily due to the lower sales volume during the first quarter of 2001 coupled with moderately lower gross profits on the Desktop line of products reflecting the introduction and start-up manufacturing expenses of this new product line.

        OPERATING EXPENSES. Operating expenses during the first quarter of 2001 were $3.7 million or 36.7% of revenues compared to $3.8 million or 28.6% of revenues during the same prior year period. The increase in percent was primarily a result of reduced sales volume and higher research and development expenses due to aggressive product development initiatives during the first quarter of 2001. Research and development expense during the first quarter of 2001 was $1.3 million, or 12.5% of revenues, compared to $725,000, or 5.5% of revenues, during the first quarter of 2000. The increase in operating expenses as a percent of revenues was offset by $541,000 of merger expenses incurred during the first quarter of 2000 from the acquisition of Cedar Technologies, Inc.

        OTHER INCOME (EXPENSE). The Company recognized net interest income on cash investments of $330,000 during the first quarter of 2001 compared to $202,000 during the first quarter of 2000. Other income was negatively impacted by foreign currency transaction losses during the first quarter of both 2001 and 2000.

        INCOME BEFORE INCOME TAXES. Income before income taxes decreased 51.2% to $1.7 million for the first quarter of 2001 from $3.5 million for the same prior year period. This decrease is the result of the absence of CD-R related product sales into the music-on-demand audio segment of the audio market combined with higher than normal research and development expenditures.

        INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on income before income taxes. Income tax expense for the first quarter of 2001 and 2000 amounted to $644,000 and $1.3 million, respectively or 38% of income before income taxes.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

        Current assets are $36.3 million as of March 31, 2001 as compared to $35.7 million as of December 31, 2000. The allowance for doubtful accounts as a percentage of receivables was 7% and 6% as of March 31, 2001 and December 31, 2000, respectively. This increase is due to lower revenues during the latter part of the first quarter of 2001 compared to revenues during the same period of 2000. Current liabilities decreased approximately 9% to $5.1 million as of March 31, 2001 from $5.6 million as of December 31, 2000, primarily reflecting the payment of bonuses during the first quarter of 2001 that were accrued as of December 31, 2000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Net cash provided by operating activities was $2.6 million and $897,000 for the three months ended March 31, 2001 and 2000, respectively. This increase was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $150,000 and $32,000 for the three months ended March 31, 2001 and 2000, respectively. Both amounts primarily reflect purchases of capital equipment for manufacturing. At March 31, 2001, the Company had commitments to purchase additional capital equipment totaling approximately $700,000 and $300,000 during calendar years 2001 and 2002, respectively. Net cash provided by financing activities of $121,000 and $682,000 during the three months ended March 31, 2001 and 2000, respectively reflected proceeds from stock option and warrant exercises.

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

                      Not Applicable.


        Item 5.       Other Information

                      Not Applicable.


        Item 6.       Exhibits and Reports on Form 8-K

                      (a)   Exhibits:

                              Exhibit No. 11.1  Calculation of Income Per Share.

                      (b)   Reports on Form 8-K:

                              Not Applicable.

                                   SIGNATURES



In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                       RIMAGE CORPORATION
                                           Registrant





Date:       May 11, 2001               By:  /s/ Bernard P. Aldrich
    --------------------                    ------------------------------------
                                            Bernard P. Aldrich
                                            Director, Chief Executive Officer,
                                             and President
                                            (Principal Executive Officer)
                                            (Principal Financial Officer)

Date:       May 11, 2001               By:  /s/ Robert M. Wolf
    --------------------                    ------------------------------------
                                            Robert M. Wolf
                                            Treasurer
                                            (Principal Accounting Officer)