Form 10-Q
period 2001-06-30
RIMAGE CORP
filed 2001-08-14
CIK 892482

================================================================================


                                                                       CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001;

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        TO                                           .      --------------------
          ------------------------------------------



                         COMMISSION FILE NUMBER: 0-20728
                                                 -------


                               RIMAGE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Minnesota                                  41-1577970
  --------------------------------         ------------------------------------
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


             Common Stock outstanding at August 3, 2001 - 8,734,478
                     shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----     ----


================================================================================

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2001


                      Description                                                      Page
                      -----------                                                      ----
PART I         FINANCIAL INFORMATION
------

   Item 1.     Financial Statements

                      Consolidated Balance Sheets
                        unaudited as of June 30, 2001 and
                        December 31, 2000............................................      3

                      Consolidated Statements of Operations
                        (unaudited) for the Three and Six Months
                        Ended June 30, 2001 and 2000.................................      4

                      Consolidated Statements of Cash Flows
                        (unaudited) for the Three and Six Months
                        Ended June 30, 2001 and 2000.................................      5

                      Condensed Notes to Consolidated
                        Financial Statements (unaudited).............................    6-7

   Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations................   8-11


PART II        OTHER INFORMATION.....................................................  12-13
-------

   Item 1-3.   None

   Item 4.     Submission of Matters to a Vote of Security Holders

   Item 5.     None

   Item 6.     Exhibits

SIGNATURES...........................................................................     14

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                   June 30,          December 31,
                                                                                     2001                 2000
                                                                                --------------      -------------
                   Assets
Current assets:
    Cash and cash equivalents                                                    $  25,347,278      $  21,023,233
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $476,000 and $539,000, respectively                  4,842,772          9,013,207
    Inventories                                                                      3,964,211          2,936,119
    Interest receivable                                                                 89,320            202,219
    Prepaid expenses and other current assets                                          200,029            212,566
    Prepaid income taxes                                                             1,058,713          1,418,498
    Deferred income taxes-current                                                      938,592            938,592
                                                                                 -------------      -------------
              Total current assets                                                  36,440,915         35,744,434
                                                                                 -------------      -------------

Property and equipment, net                                                          1,818,409            651,569
Deferred income taxes-noncurrent                                                       145,935            145,935
Other noncurrent assets                                                                  7,665             13,526
                                                                                 -------------      -------------
                        Total assets                                             $  38,412,924      $  36,555,464
                                                                                 =============      =============


      Liabilities and Stockholders' Equity

Current liabilities:
    Trade accounts payable                                                       $   1,797,537      $   2,288,789
    Accrued compensation                                                             1,112,727          1,446,127
    Accrued other                                                                    1,281,728            852,652
    Deferred income and customer deposits                                              995,531          1,006,957
                                                                                 -------------      -------------
              Total current liabilities                                              5,187,523          5,594,525
                                                                                 -------------      -------------

Long-term liabilities                                                                  206,250                 --
                                                                                 -------------      -------------
                        Total liabilities                                        $   5,393,773      $   5,594,525
                                                                                 =============      =============

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,729,228 and 8,653,285, respectively                 87,292             86,533
    Additional paid-in capital                                                      16,471,690         16,319,613
    Retained earnings                                                               16,843,070         14,861,224
    Accumulated other comprehensive loss - foreign
         currency translation adjustment                                              (382,901)          (306,431)
                                                                                 -------------      -------------
              Total stockholders' equity                                            33,019,151         30,960,939
                                                                                 -------------      -------------

Commitments and contingencies

                        Total liabilities and stockholders' equity               $  38,412,924      $  36,555,464
                                                                                 =============      =============

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                                June 30,
                                                  ------------------------------         -------------------------------
                                                      2001              2000                 2001               2000
                                                  -----------        -----------         ------------       ------------
Revenues                                          $ 9,003,983        $13,376,467         $ 19,200,115       $ 26,533,686
Cost of revenues                                    4,532,842          6,183,767            9,391,626         12,204,265
                                                  -----------        -----------         ------------       ------------
          Gross profit                              4,471,141          7,192,700            9,808,489         14,329,421
                                                  -----------        -----------         ------------       ------------

Operating expenses:
   Research and development                         1,076,092            773,722            2,349,181          1,498,621
   Selling, general and administrative              2,192,242          2,641,541            4,657,120          5,141,462
   Merger                                                  --                 --                   --            541,396
                                                  -----------        -----------         ------------       ------------
          Total operating expenses                  3,268,334          3,415,263            7,006,301          7,181,479
                                                  -----------        -----------         ------------       ------------

          Operating income                          1,202,807          3,777,437            2,802,188          7,147,942
                                                  -----------        -----------         ------------       ------------

Other income (expense):
   Interest, net                                      293,215            248,148              623,529            450,040
   Gain on currency exchange                          (52,119)           (22,626)            (273,542)          (127,536)
   Other, net                                           6,903             (2,190)              (6,388)             4,688
                                                  -----------        -----------         ------------       ------------
          Total other income, net                     247,999            223,332              343,599            327,192
                                                  -----------        -----------         ------------       ------------

Income before income taxes                          1,450,806          4,000,769            3,145,787          7,475,134
Income taxes                                          519,848          1,520,292            1,163,941          2,840,551
                                                  -----------        -----------         ------------       ------------
          Net income                              $   930,958        $ 2,480,477         $  1,981,846       $  4,634,583
                                                  ===========        ===========         ============       ============

Income per basic share                                 $ 0.11             $ 0.30               $ 0.23             $ 0.56
                                                  ===========        ===========         ============       ============

Income per diluted share                               $ 0.10             $ 0.26               $ 0.21             $ 0.48
                                                  ===========        ===========         ============       ============

Basic weighted average shares outstanding           8,726,495          8,344,059            8,712,559          8,251,124
                                                  ===========        ===========         ============       ============

Diluted weighted average shares and
    assumed conversion shares                       9,545,555          9,665,746            9,561,222          9,640,401
                                                  ===========        ===========         ============       ============

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                    ---------------------------------
                                                                                          2001               2000
                                                                                    -------------      --------------
Cash flows from operating activities:
       Net income                                                                   $   1,981,846      $   4,634,583
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                                 183,102            378,814
            Change in reserve for excess and obsolete inventories                          42,874             28,312
            Change in reserve for allowance for doubtful accounts                         (63,482)            43,787
            Loss on sale of property, plant, and equipment                                 22,434              4,597
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                              4,233,917         (1,793,960)
                 Inventories                                                           (1,070,966)          (624,594)
                 Interest receivable                                                      112,899              1,824
                 Prepaid income taxes                                                     359,785                 --
                 Prepaid expenses and other current assets                                 12,537            (23,465)
                 Trade accounts payable                                                  (491,252)           273,562
                 Accrued compensation                                                    (333,400)            97,614
                 Accrued other                                                           (199,924)            92,539
                 Income taxes payable                                                          --           (193,680)
                 Deferred income and customer deposits                                    (11,426)           142,904
                                                                                    -------------      -------------

                              Net cash provided by operating activities                 4,778,944          3,062,837
                                                                                    -------------      -------------

Cash flows from investing activities:
       Purchase of property, plant, and equipment                                        (531,265)          (146,755)
       Other noncurrent assets                                                            (35,399)            37,432
                                                                                    -------------      -------------

                              Net cash used in investing activities                      (566,664)          (109,323)
                                                                                    -------------      -------------

Cash flows from financing activities-
       Proceeds from stock option and warrant exercises                                   152,836          1,051,921

Effect of exchange rate changes on cash                                                   (41,071)           (21,655)
                                                                                    -------------      -------------

Net increase in cash and cash equivalents                                               4,324,045          3,983,780

Cash and cash equivalents, beginning of period                                         21,023,233         13,539,297
                                                                                    -------------      -------------

Cash and cash equivalents, end of period                                            $  25,347,278      $  17,523,077
                                                                                    =============      =============

Supplemental disclosures of net cash paid during the period for:
       Income taxes                                                                 $     709,376      $   2,606,459


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

                                                                     (Continued)

             RIMAGE CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)     INVENTORIES

        Inventories consist of the following as of:

                                                              June 30,    December 31,
                                                                2001          2000
--------------------------------------------------------------------------------------
 Finished goods and demonstration equipment                 $ 1,738,884    $ 1,239,034
    Work-in-process                                             258,820        323,785
    Purchased parts and subassemblies                         1,966,507      1,373,300
--------------------------------------------------------------------------------------
                                                            $ 3,964,211    $ 2,936,119
======================================================================================


(4)     COMPREHENSIVE INCOME

        The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the six months ended June 30, 2001 and 2000, comprehensive income would be $76,470 less than reported net income and $15,777 more than reported net income, respectively, due to foreign currency translation adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.

-------------------------------------------------------------------------      -------------------------------------
                                         Percent (%)        Percent (%)             Percent (%)        Percent (%)
                                         of Revenues        Incr/(Decr)             of Revenues        Incr/(Decr)
                                      Three Months Ended      Between             Six Months Ended       Between
                                           June 30,           Periods                 June 30,           Periods
-------------------------------------------------------------------------      -------------------------------------
                                       2001        2000    2001 vs. 2000          2001        2000    2001 vs. 2000
-------------------------------------------------------------------------      -------------------------------------
Revenues                              100.0       100.0         (32.7)           100.0       100.0         (27.6)
Cost of revenues                      (50.3)      (46.2)        (26.7)           (48.9)      (46.0)        (23.0)
-------------------------------------------------------------------------      -------------------------------------
Gross profit                           49.7        53.8         (37.8)            51.1        54.0         (31.5)
Operating expenses:
     Research and development         (12.0)       (5.8)         39.1            (12.2)       (5.7)         56.8
     Selling, general and admin       (24.3)      (19.8)        (17.0)           (24.3)      (19.4)         (9.4)
     Merger                              --          --           N/A               --        (2.0)          N/A
-------------------------------------------------------------------------      -------------------------------------
Operating income                       13.4        28.2         (68.2)            14.6        26.9         (60.8)
Other income, net                       2.7         1.7          11.0              1.8         1.2           5.0
-------------------------------------------------------------------------      -------------------------------------
Income before income taxes             16.1        29.9         (63.7)            16.4        28.1         (57.9)
Income tax expense                     (5.8)      (11.4)        (65.8)            (6.1)      (10.7)        (59.0)
-------------------------------------------------------------------------      -------------------------------------
Net income                             10.3        18.5         (62.5)            10.3        17.4         (57.2)
-------------------------------------------------------------------------      -------------------------------------


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES. Revenues decreased 32.7% to $9.0 million and 27.6% to $19.2 million for the three- and six-month periods ended June 30, 2001, respectively, from $13.4 million and $26.5 million for the same prior-year periods. The decrease in revenues was primarily due to the absence of sales within the music fulfillment industry during the three- and six-month periods ended June 30, 2001. The decrease was also due to the negative impact of the continued strengthening of the U.S. dollar on our European operations.

As of and for the six months ended June 30, 2001, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $6,290,000, $359,000 and $3,360,000, respectively. As of and for the six months ended June 30, 2000, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $6,188,000, $210,000 and $3,242,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R products.

GROSS PROFIT. Gross profit as a percent of revenues was 49.7% and 51.1% for the three- and six- month periods ended June 30, 2001, respectively, compared to 53.8% and 54.0% for the same prior-year periods. The decrease was primarily due to the lower sales volume during the three- and six-month periods ended June 30, 2001 partially offset by cost control measures taken in our manufacturing process.

OPERATING EXPENSES. Operating expenses during the three- and six-month periods ended June 30, 2001 were $3.3 million or 36.3% of revenues and $7.0 million or 36.5% of revenues, respectively compared to $3.4 million or 25.6% of revenues and $7.2 million or 27.1% of revenues during the same prior year periods. The increases in percent were primarily a result of reduced sales volumes and higher research and development expenses due to aggressive product development initiatives during the three- and six-month periods ended June 30, 2001. Research and development expense during the three- and six-month periods ended June 30, 2001 were $1.1 million or 12.0% of revenues and $2.3 million or 12.2% of revenues, respectively compared to $774,000 or 5.8% of revenues and $1.5 million or 5.7% of revenues during the same periods of 2000. The increase in operating expenses as a percent of revenues was offset by $240,000 of gain recognized due to the termination of operating leases during the second quarter of 2001 and by $541,000 of merger expenses incurred during the first quarter of 2000 from the acquisition of Cedar Technologies, Inc.

OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments from continuing operations of $293,000 and $624,000 during the three- and six-month periods ended June 30, 2001 compared to $248,000 and $450,000 during the same prior year periods. Other income was negatively impacted by foreign currency transaction losses during the three- and six-month periods ended June 30, 2001 and 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME BEFORE INCOME TAXES. Income before income taxes during the three- and six-month periods ended June 30, 2001 were $1.5 million or 16.1% of revenues and $3.1 million or 16.4% of revenues, respectively compared to $4.0 million or 29.9% of revenues and $7.5 million or 28.1% of revenues during the same prior year periods. These decreases are the result of the absence of CD-R related product sales into the music-on-demand audio segment of the audio market combined with higher than normal research and development expenditures.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and six-month periods ended June 30, 2001 amounted to $520,000 or 35.8% and $1.2 million or 37% of income before income taxes, respectively. The Company anticipates an effective tax rate of 37% for the remainder of 2001. Income tax expense for the three- and six-month periods ended June 30, 2000 amounted to $1.5 million and $2.8 million, respectively or 38% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $36.4 million as of June 30, 2001 compared to $35.7 million as of December 31, 2000. The allowance for doubtful accounts as a percentage of receivables was 9% and 6% as of June 30, 2001 and December 31, 2000, respectively. This increase is due to the Company maintaining a conservative outlook in light of the current slowing economy. Current liabilities are $5.2 million as of June 30, 2001 compared to $5.6 million as of December 31, 2000. This decrease primarily reflects reduced activity with our vendors as a result of lower sales during the first half of 2001 offset by accruals for future tooling payments.

Net cash provided by operating activities was $4.8 million and $3.1 million for the six months ended June 30, 2001 and 2000, respectively. This increase was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $567,000 and $109,000 for the six months ended June 30, 2001 and 2000, respectively. Both amounts primarily reflect purchases of capital equipment for manufacturing. At June 30, 2001, the Company had commitments to purchase additional capital equipment totaling approximately $600,000 and $200,000 during calendar years 2001 and 2002, respectively. Net cash provided by financing activities of $153,000 and $1.1 million during the six months ended June 30, 2001 and 2000, respectively reflected proceeds from stock option and warrant exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company is currently evaluating SFAS No. 141 and SFAS No. 142, but does not expect that they will have a material impact on the Company's financial position or results of operations.

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

               Not Applicable.


Item 3.        Defaults Upon Senior Securities

               Not Applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Stockholders' was held on May 23, 2001. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                      Nominee                      In Favor             Withheld
                      -------                      ---------            ---------
                      Bernard Aldrich              6,441,992            1,342,010
                      Ronald Fletcher              7,447,572              336,360
                      Thomas Madison               7,391,291              392,641
                      Richard McNamara             7,438,947              344,985
                      Steven Quist                 7,443,947              339,985
                      James Reissner               7,438,947              344,985
                      David Suden                  7,452,460              331,472

               The results of the voting on the following additional items were as follows:

               (a) Approval of the amendment of the Restated Articles of Incorporation of Rimage to increase the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares. The votes of the stockholders on this ratification were as follows:

-------------------------------------------------------------------------------------
         In Favor               Opposed           Abstained        Broker Non-Vote
-------------------------------------------------------------------------------------
         7,087,433                674,388          22,111                -0-
-------------------------------------------------------------------------------------

               (b) Amendment of the Rimage 1992 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 170,000 shares. The votes of the stockholders on this ratification were as follows:

-------------------------------------------------------------------------------------
         In Favor               Opposed           Abstained        Broker Non-Vote
-------------------------------------------------------------------------------------
         4,241,926                549,492           9,271             2,983,243
-------------------------------------------------------------------------------------


               (c) Adoption of the Rimage 2001 Employee Stock Purchase Plan. The votes of the stockholders on this ratification were as follows:

-------------------------------------------------------------------------------------
         In Favor               Opposed           Abstained        Broker Non-Vote
-------------------------------------------------------------------------------------
         4,648,708                140,960          11,021             2,983,243
-------------------------------------------------------------------------------------


               (d) Adoption of the Rimage 2001 Stock Option Plan for Non-Employee Directors. The votes of the stockholders on this ratification were as follows:

-------------------------------------------------------------------------------------
         In Favor               Opposed           Abstained        Broker Non-Vote
-------------------------------------------------------------------------------------
         4,266,489                524,123          10,077             2,983,243
-------------------------------------------------------------------------------------


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




                                       RIMAGE CORPORATION
                                          Registrant





Date:   August 6, 2001                 By: /s/ Bernard P. Aldrich
    ------------------                     -------------------------------------
                                               Bernard P. Aldrich
                                               Director, Chief Executive
                                               Officer, and President
                                               (Principal Executive Officer)
                                               (Principal Financial Officer)


Date:   August 6, 2001                 By: /s/ Robert M. Wolf
    ------------------                     -------------------------------------
                                               Robert M. Wolf
                                               Treasurer
                                               (Principal Accounting Officer)