Form 10-Q
period 2001-09-30
RIMAGE CORP
filed 2001-11-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001;
         OR                                                  ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.


                         COMMISSION FILE NUMBER: 0-20728
                                                 -------

                               RIMAGE CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

          Minnesota                                      41-1577970
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  7725 Washington Avenue South, Edina, MN 55439
               --------------------------------------------------
                    (Address of principal executive offices)

                                  952-944-8144
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
              ----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


         Common Stock outstanding at October 31, 2001 - 8,666,242 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


              Description                                                   Page
              -----------                                                   ----

PART I   FINANCIAL INFORMATION
------

    Item 1.  Financial Statements

                Consolidated Balance Sheets
                   (unaudited) as of September 30, 2001 and
                   December 31, 2000 ...................................      3

                Consolidated Statements of Operations
                   (unaudited) for the Three and Nine Months
                   Ended September 30, 2001 and 2000 ...................      4

                Consolidated Statements of Cash Flows
                   (unaudited) for the Three and Nine Months
                   Ended September 30, 2001 and 2000 ...................      5

                Condensed Notes to Consolidated
                   Financial Statements (unaudited) ....................    6-8

    Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .......   9-13



PART II  OTHER INFORMATION .............................................  14-15
-------

    Item 1-5.   None

    Item 6.     Exhibits

SIGNATURES ...........................................................       16

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                             September 30,      December 31,
                     Assets                                                      2001               2000
-------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                $ 17,490,177       $ 21,225,452
    Marketable securities                                                       6,640,340                 --
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $466,000 and $539,000, respectively             6,004,117          9,013,207
    Inventories                                                                 3,684,333          2,936,119
    Prepaid expenses and other current assets                                     208,209            212,566
    Prepaid income taxes                                                          502,094          1,418,498
    Deferred income taxes-current                                                 938,592            938,592
-------------------------------------------------------------------------------------------------------------
              Total current assets                                             35,467,862         35,744,434

Marketable securities                                                           3,100,810                 --
Property and equipment, net                                                     1,694,241            651,569
Deferred income taxes-noncurrent                                                  145,935            145,935
Other noncurrent assets                                                             6,834             13,526
-------------------------------------------------------------------------------------------------------------
                        Total assets                                         $ 40,415,682       $ 36,555,464
============================================================================================================

      Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------
Current liabilities:
    Trade accounts payable                                                   $  2,483,019       $  2,288,789
    Accrued compensation                                                        1,395,934          1,446,127
    Accrued other                                                               1,360,614            852,652
    Deferred income and customer deposits                                         957,425          1,006,957
    Other current liabilities                                                      29,717                 --
-------------------------------------------------------------------------------------------------------------
              Total current liabilities                                         6,226,709          5,594,525

Long-term liabilities                                                             137,500                 --
-------------------------------------------------------------------------------------------------------------
                        Total liabilities                                    $  6,364,209       $  5,594,525

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,665,881 and 8,653,285, respectively            86,659             86,533
    Additional paid-in capital                                                 16,002,001         16,319,613
    Retained earnings                                                          18,238,177         14,861,224
    Accumulated other comprehensive loss                                         (275,364)          (306,431)
-------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                       34,051,473         30,960,939
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity           $ 40,415,682       $ 36,555,464
============================================================================================================


See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                    2001              2000               2001               2000
-------------------------------------------------------------------------------------------------------------------
Revenues                                       $ 10,296,163      $  9,989,096       $ 29,496,278       $ 36,522,782
Cost of revenues                                  5,373,514         4,776,887         14,765,140         16,981,152
-------------------------------------------------------------------------------------------------------------------
          Gross profit                            4,922,649         5,212,209         14,731,138         19,541,630
-------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                         741,288         1,050,554          3,090,469          2,549,175
   Selling, general and administrative            2,421,806         2,399,857          7,078,926          7,541,319
   Merger                                                --                --                 --            541,396
-------------------------------------------------------------------------------------------------------------------
          Total operating expenses                3,163,094         3,450,411         10,169,395         10,631,890
-------------------------------------------------------------------------------------------------------------------

          Operating income                        1,759,555         1,761,798          4,561,743          8,909,740
-------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                    253,384           303,634            876,913            753,674
   Gain (loss) on currency exchange                 197,113          (161,654)           (76,429)          (289,190)
   Other, net                                         4,404            23,480             (1,984)            28,168
-------------------------------------------------------------------------------------------------------------------
          Total other income, net                   454,901           165,460            798,500            492,652
-------------------------------------------------------------------------------------------------------------------

Income before income taxes                        2,214,456         1,927,258          5,360,243          9,402,392
Income taxes                                        819,349           732,358          1,983,290          3,572,909
-------------------------------------------------------------------------------------------------------------------
          Net income                           $  1,395,107      $  1,194,900       $  3,376,953       $  5,829,483
===================================================================================================================

Income per basic share                         $       0.16      $       0.14       $       0.39       $       0.70
===================================================================================================================

Income per diluted share                       $       0.15      $       0.12       $       0.35       $       0.60
===================================================================================================================

Basic weighted average shares outstanding         8,734,692         8,510,224          8,720,018          8,338,555
===================================================================================================================

Diluted weighted average shares and
    assumed conversion shares                     9,478,563         9,741,237          9,535,091          9,679,197
===================================================================================================================


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                            2001               2000
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net income                                                                      $  3,376,953       $  5,829,483
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                                   417,256            550,515
            Change in reserve for excess and obsolete inventories                           103,111             12,113
            Change in reserve for allowance for doubtful accounts                           (73,071)            67,131
            Loss on sale of property, plant, and equipment                                   22,434              6,494
            Changes in operating assets and liabilities:
                 Trade accounts receivable                                                3,082,161           (182,943)
                 Inventories                                                               (851,325)        (1,284,564)
                 Prepaid income taxes                                                       916,404           (573,372)
                 Prepaid expenses and other current assets                                    4,357             21,015
                 Trade accounts payable                                                     194,230           (297,385)
                 Accrued compensation                                                       (50,193)           311,155
                 Accrued other                                                              507,962             81,629
                 Income taxes payable                                                            --           (312,154)
                 Other current liabilities                                                   29,717                 --
                 Deferred income and customer deposits                                      (49,532)           175,085
-----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                   7,630,464          4,404,202
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
       Purchases of marketable securities                                                (9,741,150)                --
       Purchase of property, plant, and equipment                                        (1,438,709)          (247,374)
       Other noncurrent assets                                                               49,180             74,915
-----------------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                     (11,130,679)          (172,459)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Proceeds from stock option and warrant exercises                                     198,338          1,587,106
       Cash payments for stock buyback                                                     (552,785)                --
       Other noncurrent liabilities                                                         137,500                 --
-----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by (used in) financing activities          (216,947)         1,587,106
-----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     (18,113)           (25,343)
-----------------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                                     (3,735,275)         5,793,506

Cash and cash equivalents, beginning of period                                           21,225,452         13,664,151
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               $ 17,490,177       $ 19,457,657
=======================================================================================================================

Supplemental disclosures of net cash paid during the period for-
       Income taxes                                                                    $  1,003,690       $  3,903,559
                                                                                       ================================


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

(2)      ACQUISITION
          On March 1, 2000, the Company issued 497,496 shares of its common stock in exchange for all outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. The Company also assumed the obligations to issue 224,064 shares of its common stock upon exercise of outstanding options of Cedar and 177,894 shares of its common stock upon exercise of outstanding warrants of Cedar. The business combination was accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      MARKETABLE SECURITIES
          Marketable securities generally consist of U.S. Government or U.S.
               Government-backed obligations with long-term credit ratings of AAA. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date. All marketable securities have maturities of fifteen months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of other comprehensive income until realized. As of September 30, 2001, the amortized cost of all marketable securities is $9,677,359 and the net unrealized holding gain is $63,791.

(4)      INVENTORIES
          Inventories consist of the following as of:

                                               September 30,        December 31,
                                                    2001                 2000
--------------------------------------------------------------------------------
 Finished goods and demonstration equipment     $ 1,363,115          $ 1,239,034
 Work-in-process                                    309,252              323,785
 Purchased parts and subassemblies                2,011,966            1,373,300
--------------------------------------------------------------------------------
                                                $ 3,684,333          $ 2,936,119
================================================================================

(5)      COMPREHENSIVE INCOME
          The Company's other comprehensive income relates to foreign currency translation adjustments and unrealized holding gains from available-for-sale investments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the nine months ended September 30, 2001 and 2000, comprehensive income would be $31,067 and $15,777 more than reported net income, respectively, due to these adjustments.


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)      FOREIGN CURRENCY CONTRACTS
          The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are recognized in net earnings on a current basis over the term of the contracts.

          As of September 30, 2001, the Company had seventeen outstanding foreign currency contracts totaling $1,964,000. These contracts mature in 2001 and 2002 and bear rates between .8690 and .9224 U.S. dollars per Euro.

(7)      EMPLOYEE STOCK PURCHASE PLAN
          In February 2001, the Company's board of directors adopted, and our shareholders approved in May 2001, the Employee Stock Purchase Plan (ESPP). A total of 300,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at one year intervals, to contribute between 1 and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each one year period. At September 30, 2001, no shares have been issued under this plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.

-------------------------------------------------------------------------      -------------------------------------
                                         Percent (%)        Percent (%)             Percent (%)        Percent (%)
                                         of Revenues        Incr/(Decr)             of Revenues        Incr/(Decr)
                                      Three Months Ended      Between            Nine Months Ended       Between
                                        September 30,         Periods              September 30,         Periods
-------------------------------------------------------------------------      -------------------------------------
                                          2001        2000 2001 vs. 2000             2001        2000 2001 vs. 2000
-------------------------------------------------------------------------      -------------------------------------
Revenues                                 100.0       100.0           3.1            100.0       100.0         (19.2)
Cost of revenues                         (52.2)      (47.8)         12.5            (50.0)      (46.5)        (13.0)
-------------------------------------------------------------------------      -------------------------------------
Gross profit                              47.8        52.2          (5.6)            50.0        53.5         (24.6)
Operating expenses:
     Research and development             (7.2)      (10.5)        (29.4)           (10.5)       (7.0)         21.2
     Selling, general and admin          (23.5)      (24.0)          0.9            (24.0)      (20.6)         (6.1)
     Merger                                  -           -           N/A                -        (1.5)          N/A
-------------------------------------------------------------------------      -------------------------------------
Operating income                          17.1        17.7          (0.1)            15.5        24.4         (48.8)
Other income, net                          4.4         1.6         174.9              2.7         1.3          62.1
-------------------------------------------------------------------------      -------------------------------------
Income before income taxes                21.5        19.3          14.9             18.2        25.7         (43.0)
Income tax expense                        (8.0)       (7.3)         11.9             (6.7)       (9.8)        (44.5)
-------------------------------------------------------------------------      -------------------------------------
Net income                                13.5        12.0          16.8             11.5        15.9         (42.1)
-------------------------------------------------------------------------      -------------------------------------

RESULTS OF OPERATIONS

REVENUES. Revenues increased 3.1% to $10.3 million for the three-month period ended September 30, 2001 from $10.0 million for the same prior-year period. The increase in revenues was due to the introduction of the Company's new Producer II line of products, strong European sales and an increased demand for DVD-R publishing systems. Revenues decreased 19.2% to $29.5 million for the nine-month period ended September 30, 2001 from $36.5 million for the same prior-year period. The decrease in revenues was primarily due to the absence of sales within the music fulfillment industry and the negative impact of a strengthened U.S. dollar on our European operations. Sales during the three- and nine-month periods ended September 30, 2001 were both negatively impacted by a noticeable slowdown in capital spending activities as a result of a weakened economy.

As of and for the nine months ended September 30, 2001, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $9,218,000, $6,000 and $3,633,000, respectively. As of and for the nine months ended September 30, 2000, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $8,517,000, $290,000 and $3,137,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT. Gross profit as a percent of revenues was 47.8% and 50.0% for the three- and nine- month periods ended September 30, 2001, respectively, compared to 52.2% and 53.5% for the same prior-year periods. The decrease during the three-month period ended September 30, 2001 was primarily due to increased European sales outside Germany. These sales carry a lower margin associated with selling through a distribution network. The decrease in gross profit as a percent of revenues during the nine-month period ended September 30, 2001 was primarily due to the lower sales volume partially offset by cost control measures taken in our manufacturing process.

OPERATING EXPENSES. Operating expenses during the three- and nine-month periods ended September 30, 2001 were $3.2 million or 30.7% of revenues and $10.2 million or 34.5% of revenues, respectively compared to $3.5 million or 34.5% of revenues and $10.6 million or 29.1% of revenues during the same prior year periods. The decrease during the three-month period ended September 30, 2001 was primarily a result of a decrease in research and development expenses due to completion of the Everest printer development initiative. The increase in percent during the nine-month period ended September 30, 2001 was primarily a result of the reduced sales volume and higher research and development expenses associated with the Everest project. Research and development expense during the three- and nine-month periods ended September 30, 2001 were $741,000 or 7.2% of revenues and $3.1 million or 10.5% of revenues, respectively compared to $1.1 million or 10.5% of revenues and $2.5 million or 7.0% of revenues during the same periods of 2000. The increase in operating expenses as a percent of revenues was offset by $240,000 of gain recognized due to the termination of operating leases during the second quarter of 2001 and by $541,000 of merger expenses incurred during the first quarter of 2000 from the acquisition of Cedar Technologies, Inc.

OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments of $253,000 and $877,000 during the three- and nine-month periods ended September 30, 2001 compared to $304,000 and $754,000 during the same prior year periods. Also included in other income, the Company recognized a gain/(loss) on currency exchange of $197,000 and $(76,000) during the three- and nine-month periods ended September 30, 2001 compared to $(162,000) and $(289,000) during the same prior year periods.

INCOME BEFORE INCOME TAXES. Income before income taxes during the three- and nine-month periods ended September 30, 2001 were $2.2 million or 21.5% of revenues and $5.4 million or 18.2% of revenues, respectively compared to $1.9 million or 19.3% of revenues and $9.4 million or 25.7% of revenues during the same prior year periods. The increase during the three-month period ended September 30, 2001 was primarily due to strong market acceptance of our new Producer II line of products combined with a return to normal research and development expense levels. The decrease during the nine-month period ended September 30, 2001 is the result of the absence of CD-R related product sales into the music-on-demand audio segment combined with higher than normal research and development expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and nine-month periods ended September 30, 2001 amounted to $819,000 and $2.0 million, respectively or 37% of income before income taxes. The Company anticipates an effective tax rate of 37% for the remainder of 2001. Income tax expense for the three- and nine-month periods ended September 30, 2000 amounted to $732,000 and $3.6 million, respectively or 38% of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $35.5 million as of September 30, 2001 compared to $35.7 million as of December 31, 2000. The allowance for doubtful accounts as a percentage of receivables was 7% and 6% as of September 30, 2001 and December 31, 2000, respectively. This increase is due to the perceived greater risk of collecting on accounts receivables in light of the current slowing economy. Current liabilities are $6.2 million as of September 30, 2001 compared to $5.6 million as of December 31, 2000. This increase primarily reflects amounts payable for tooling costs relating to the Everest printer.

Net cash provided by operating activities was $7.6 million and $4.3 million for the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $11.1 million and $172,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase was primarily due to purchases of marketable securities during the third quarter 2001 combined with payments made for tooling associated with new products introduced during 2001. At September 30, 2001, the Company had commitments to purchase additional capital equipment totaling $232,000 and $343,750 during calendar years 2001 and 2002, respectively. Net cash used in financing activities during the nine months ended September 30, 2001 was $217,000. This amount primarily reflected payments to purchase treasury stock, partially offset by proceeds from stock option and warrant exercises. Net cash provided by financing activities during the nine months ended September 30, 2000 was $1.6 million. This amount reflected proceeds from stock option and warrant exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS.The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

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

MARKET RISK DISCLOSURE

The Company has a policy of using forward exchange contracts to hedge net exposures related to its foreign currency-denominated monetary assets and liabilities. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  Not Applicable.


Item 2.           Changes in Securities
                  ---------------------
                  Not Applicable.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not Applicable.


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




                                                          RIMAGE CORPORATION
                                                          ------------------
                                                              Registrant



Date:   November 9, 2001                       By:     /s/ Bernard P. Aldrich
        ----------------                               ----------------------
                                                         Bernard P. Aldrich
                                                              Director,
                                                      Chief Executive Officer,
                                                            and President
                                                   (Principal Executive Officer)
                                                   (Principal Financial Officer)


Date:   November 9, 2001                       By:       /s/ Robert M. Wolf
        ----------------                                 ------------------
                                                           Robert M. Wolf
                                                             Treasurer
                                                  (Principal Accounting Officer)