Form 10-K405
period 2001-12-31
RIMAGE CORP
filed 2002-04-01
CIK 892482

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
               {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-20728
                               RIMAGE CORPORATION
             (Exact name of registrant as specified in its charter)

MINNESOTA                                                    41-1577970
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

7725 WASHINGTON AVENUE SOUTH, MINNEAPOLIS, MINNESOTA         55439
(Address of principal executive offices)                     (Zip Code)
Registrant's telephone number:                               (952) 944 - 8144

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                    COMMON STOCK, $.01 PAR VALUE



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

As of March 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market, was $71,340,638.

As of March 12, 2002, there were outstanding 8,647,350 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

                               GENERAL INFORMATION
                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS


GENERAL

Rimage Corporation ("Rimage") is a leading provider of CD recordable ("CD-R") and DVD recordable ("DVD-R") publishing systems required for producing discs with customized digital content on an on-demand basis. Rimage's publishing systems, which include equipment to handle a full range of low to high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information such as digital photography, banking and finance, government, business offices, and medical imaging.

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

Since 1995, Rimage has focused its business on development and sale of its CD-R publishing systems. In 1997, Rimage ceased distribution activities for CD-ROM stamping presses and terminated browser and archiving software development. During the third quarter of 1998, Rimage ceased operations of its Minnesota services business and sold the equipment and inventory associated with that business. On June 30, 1999, Rimage ceased operations of its Colorado services business and sold all the assets associated with that business. The resources previously applied to these businesses were instead applied to development and sales of CD-R and DVD-R products, primarily for commercial applications.

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

Rimage's operations during the past five years have been affected by the timing of the foregoing acquisitions and subsequent phasing out of unprofitable operations, new product introductions and the expenses associated with development of such new products, and by changes in preferred formats for media storage. The shift from diskette to CD-R/DVD-R storage technologies precipitated the introduction of Rimage's CD-R products in 1995 and DVD-R products in 2000.

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

Sales of CD-R/DVD-R production equipment comprised 74%, 79%, and 73% of Rimage's revenue from continuing operations during the 2001, 2000, and 1999 calendar years, respectively. Rimage's other major sources of revenue consist of consumables, maintenance contracts and diskette equipment sales.

Since the acquisition of Cedar, Rimage's CD-R and DVD-R products have been divided into two product lines: the producer line of higher volume equipment for commercial CD-R, DVD-R production, and the desktop line of lower cost products for office and other desktop applications. The Producer line of products continue to generate the majority of Rimage's revenue, contributing $23,979,000 or 62% of Rimage's revenue during the year ended December 31, 2001. The desktop line contributed $4,706,000 or 12% of revenue during 2001. The balance of revenue was generated through sale of consumables and services.

THE PRODUCER LINE. The Producer CD-R/DVD-R product line consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's and DVD-R's. Each Producer Product incorporates CD-R or DVD-R recorders, or both, with Rimage's customized robotics, Rimage's new re-transfer thermal printer for on-disc color printing, Rimage's unique publishing and handling software, and computer hardware components.

Rimage offers its Producer line of products in a variety of configurations to meet the varying needs of its commercial customers. The Producer Prostar(TM) provides industry leading speed and throughput for on-demand CD-R/DVD-R production utilizing up to eight simultaneous data streams. The Prostar also includes Rimage's high resolution integrated thermal printer for full color, indelible instant-dry printing that keeps pace with high volumes and custom software for graphics alignment and implementation. The Producer Autostar provides similar functionality and features with any combination of four CD-R/DVD-R recorders and a 300 disc capacity. The Protege system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders. The Amigo is the least costly member of the Producer family's full production machines and comes with one recorder. The Autostar, Protege and Amigo are all available with either Rimage's Everest or Prism printers.

Introduced in July 2001, the Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color labels with quality similar to offset and silkscreen printing systems. Rimage's robust Prism Printer provides laser quality color printing on standard CD-R/DVD-R media for in-house, customized printing. The Prism is capable of printing full color CDs with indelible images every fifty seconds. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

THE DESKTOP LINE. Acquired through the acquisition of Cedar Technologies, Inc., Rimage's Desktop line of CD-R/DVD-R products features economical pricing, a compact "desktop" design, user-friendly software, customizable software tools, network compatibility and stand-alone plug-and-play units ideal for office environments. For low-volume users, the Desktop line of products offers single-drive recorder units. Complete four-drive publishing systems are available for higher-volume users. The desktop line also includes an Autoprinter, a 1200 dpi inkject printer capable of full color printing on CD-R discs.

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

During 2001, Rimage derived 18% and 13% of its revenues from Optical Laser and New Wave Technologies, respectively. Each of these customers is a third party distributor of Rimage. During 2000, Rimage derived 13% and 16% of its revenues from Optical Laser and New Wave Technologies.

Rimage conducts foreign sales and services through its U.S. operation and its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 40%, 30%, and 32% of Rimage's revenue for the years ended December 31, 2001, 2000, and 1999, respectively.

COMPETITION

Rimage competes with a growing number of manufacturers of CD-R production equipment and related products. Rimage is able to compete effectively in the sale of CD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R production equipment industry. Rimage believes that the quality printing capabilities for CD/DVD, its transporter mechanisms and its software differentiate its products from those of competitors.

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

RESEARCH AND DEVELOPMENT

There are 27 people involved in research and development at Rimage's various locations. This staff, with software, electronic, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

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

Rimage's expenditures for engineering and development were $3,901,000, $3,551,000, and $3,020,000 in 2001, 2000, and 1999 (or 10.0%, 7.1%, and 7.3% of
revenues, respectively). Rimage anticipates maintaining its expenditures in research and development within the range of 7% of revenues during 2002.

PATENTS AND GOVERNMENT REGULATION

Rimage is the owner of seventeen patents, has four patents pending and has license rights to another ten patents. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for other products.

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

EMPLOYEES

At December 31, 2001, Rimage had 127 full-time employees, of whom 27 were involved in research and development, 43 in manufacturing, assembly, testing and customer service, and 57 in sales, administration and management. None of Rimage's employees are represented by a labor union or are covered by a collective bargaining agreement. Rimage believes its relationship with employees is good.


ITEM 2.           PROPERTIES

Rimage headquarters are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The operating lease contains a sixty-two month term for this facility ending September 30, 2003, which is owned by a related party (see note 8 to the consolidated financial statements). Rent is $7.37 per square foot per year, plus taxes and common area charges of $3.00 per square foot per year. Rimage also leases a facility in Dietzenbach, Germany. These facilities are used for manufacturing, engineering, service and sales.

Rimage terminated operating leases on its Bloomington, MN and former Cedar Technologies facilities during April and June 2001, respectively.

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

                                                      Low      High
                                                      ---      ----
                      Calendar Year 2000:
                      1st Quarter................   $10.000  $19.750
                      2nd Quarter...............     12.750   22.000
                      3rd Quarter...............     14.563   24.875
                      4th Quarter...............      7.625   19.484

                      Calendar Year 2001:
                      1st Quarter................     8.250   12.000
                      2nd Quarter...............      7.250   10.000
                      3rd Quarter...............      6.000    8.940
                      4th Quarter...............      5.810    8.350

SHAREHOLDERS
At March 25, 2002, there were 94 record holders of Rimage's common stock, and management believes that there are approximately 2,300 beneficial holders of Rimage's common stock.


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

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 000's (except per share data).


         CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                                  Year ended December 31
                                                                  ----------------------
                                                      2001       2000       1999      1998       1997
                                                      ----       ----       ----      ----       ----
         Revenues                                  $38,894    $49,792    $41,355   $31,366    $21,012
         Cost of Revenues                           19,669     23,254     20,305    15,372     11,456
         Gross Profit                               19,225     26,538     21,050    15,994      9,556
         Operating Expenses                         12,760     14,250     12,189     9,446      5,918
         Operating Income From
              Continuing operations                  6,465     12,288      8,861     6,548      3,638
         Other Income (Expense), Net                   972      1,017        490       352      (200)
         Income Tax Expense                          2,628      5,056      3,389     1,164        202
         Income From Continuing Operations           4,809      8,249      5,962     5,736      3,236
         Income (Loss) From Discontinued
              Operations                                 -          -        490     (484)    (1,311)
         Net Income                                  4,809      8,249      6,452     5,252      1,925
         Basic Net Income Per Share                  $0.55      $0.98      $0.81     $0.71      $0.28
         Diluted Net Income Per Share                $0.51      $0.85      $0.68     $0.60      $0.26
         Weighted Average Shares and Assumed
              Conversion Shares:
                  Basic                              8,701      8,417      7,974     7,384      6,943
                  Diluted                            9,509      9,673      9,477     8,776      7,372


         CONSOLIDATED BALANCE SHEET INFORMATION:

                                                                Balances as of December 31
                                                                --------------------------
                                                      2001       2000       1999      1998       1997
                                                      ----       ----       ----      ----       ----

         Cash and Cash Equivalents                  $4,979    $21,225    $13,539    $7,488       $762
         Marketable Securities                      23,131          -          -         -          -
         Trade Accounts Receivables, Net             5,008      9,013      6,190     5,238      2,927
         Inventories, Net                            3,625      2,936      2,644     1,981      1,510
         Net Assets of Discontinued Operations           -          -          -       587      3,931
         Current Assets                             38,783     35,744     23,333    15,981      9,449
         Property and Equipment, Net                 1,608        652        902       631        926
         Total Assets                               40,454     36,555     24,623    17,544     11,473
         Current Liabilities                         5,151      5,594      5,546     5,183      3,722
         Long-Term Liabilities                          68          -          -         -      1,755
         Stockholders' Equity                       35,235     30,961     19,077    12,361      5,938


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2001 and the percentage changes in these income and expense items between years are contained in the following table:





-------------------------------------------------------------------------------------------------------------------------
                                                                                         Percent (%) Increase (Decrease)
                                                         Percentage (%) of Revenues              Between Periods
-------------------------------------------------------------------------------------------------------------------------
                                                         2001        2000        1999       2001 vs. 2000   2000 vs. 1999
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                100.0       100.0       100.0           (21.9)           20.4
Cost of revenues                                        (50.6)      (46.7)      (49.1)          (15.4)           14.5
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                             49.4        53.3        50.9           (27.6)           26.1
Operating expenses:
     Research and development                           (10.0)       (7.1)       (7.3)            9.9            17.6
     Selling, general and administrative                (22.8)      (20.4)      (22.2)          (12.8)           10.8
     Merger                                                 -        (1.1)          -          (100.0)            N/A
-------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations              16.6        24.7        21.4           (47.4)           38.7
Other income, net                                         2.5         2.0         1.2            (4.5)          107.4
-------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
     before income taxes                                 19.1        26.7        22.6           (44.1)           42.3
Income tax expense                                       (6.7)      (10.1)       (8.2)          (48.0)           49.2
Discontinued operations                                     -           -         1.2             N/A          (100.0)
-------------------------------------------------------------------------------------------------------------------------
Net income                                               12.4        16.6        15.6           (41.7)           27.9
-------------------------------------------------------------------------------------------------------------------------




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

REVENUES. Revenues were $38.9 million, $49.8 million, and $41.4 million for 2001, 2000, and 1999, respectively, reflecting changes of (21.9)%, 20.4%, and 31.8%, respectively, over the prior years. The decrease in revenues from 2000 to 2001 was primarily the result of the absence of sales within the music-on-demand and photography industries during 2001. Revenues during 2001 were also negatively impacted by a noticeable slowdown in capital spending activities as a result of a weakened economy. CD-R/DVD-R equipment only sales totaled $28.7 million during 2001, reflecting a 26.6% decrease from 2000. The revenue increases during 2000 and 1999 were a result of continued growth within our worldwide channel program. CD-R/DVD-R equipment only sales totaled $39.1 million and $30.1 million during 2000 and 1999, respectively, reflecting 29.9% and 35.0% increases, respectively, over the prior years.

GROSS PROFIT. Gross profit as a percentage of revenues was 49.4%, 53.3%, and 50.9% during 2001, 2000, and 1999, respectively. The decrease in 2001 was primarily due to lower sales volumes and increased inventory reserves associated with the Producer 2000 line of products, which was replaced with the new Producer II line of products. The decrease in gross profit as a percentage of revenues was also due to increased European sales outside Germany. These sales carry a lower margin associated with selling through a distribution network. The increase in 2000 is due to sales volume increases of our equipment offset by the continued strategic shifting of our European distribution from direct selling to selling through value added resellers (VAR's). Rimage anticipates that its future gross profit percentages will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

OPERATING EXPENSES. Total operating expenses for 2001, 2000, and 1999 were $12.8 million, $14.2 million, and $12.2 million, respectively, representing 32.8%, 28.6%, and 29.5% of revenues, respectively. A non-recurring merger related expense of $541,000 is included in the results of operations for 2000. This non-recurring charge was related to acquisition expenses associated with the Cedar transaction. Excluding this non-recurring charge, the operating expenses for 2000 would have represented 27.5% of revenues.

Research and development expenses were $3.9 million, $3.6 million, and $3.0 million for 2001, 2000, and 1999, respectively, representing 10.0%, 7.1%, and 7.3% of revenues, respectively. The dollar increases are a result of increased personnel and development materials needed to manage the increasing number of projects Rimage has undertaken over the years. During the second half of 2000 and the first half of 2001, Rimage devoted considerable resources towards developing its Producer II line of products containing the new Everest printer accounting for the dollar increases. Rimage anticipates its research and development expenditures to be within the range of 7% of revenues during 2002.

Selling, general and administrative expenses were $8.9 million, $10.2 million, and $9.2 million for 2001, 2000, and 1999, respectively, representing 22.8%, 20.4%, and 22.2% of revenues, respectively. The decrease in dollars during 2001 was primarily due to the reversal of $240,000 previously accrued for a vacated leased facility that was subleased in July of 2001 coupled with targeted workforce reductions and significantly reduced management bonuses. The dollar increase during 2000 primarily reflects incentives associated with selling activities and additional personnel related to overall business growth.

OTHER INCOME, NET. For 2001, 2000, and 1999 interest income was $1,111,000, $1,088,000, and $386,000, respectively. See "Liquidity and Capital Resources" below for a discussion of cash levels. Other income was negatively impacted by foreign currency transaction losses during 2001, 2000 and 1999.

INCOME FROM CONTINUING OPERATIONS. For 2001, 2000, and 1999, income from continuing operations were $4.8 million, $8.2 million, and $6.0 million, respectively, representing 12.4%, 16.6%, and 14.4% of revenues, respectively. The decrease during 2001 primarily represented the absence of CD-R related product sales into the music-on-demand and photography industries coupled with a noticeable slowdown in capital spending activities as a result of a weakened economy. The dollar increase during 2000 primarily reflects increased revenues from sales into the music-on-demand industry.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. For 2001, 2000, and 1999, income tax expense amounted to $2.6 million, $5.1 and $3.4 million, respectively, representing 35%, 38%, and 36% of income before income taxes, respectively. The Company recognized benefits of research and development and foreign tax credits during 2001. The Company anticipates an effective tax rate of 35% during 2002.

NET INCOME. Net income was $4.8 million (or $0.51 per diluted share) for 2001, compared to $8.2 million (or $0.85 per diluted share) for 2000 and $6.5 million (or $0.68 per diluted share) for 1999. Excluding $541,000 of non-recurring charges in 2000, net income would have been $8.8 million (or $0.91 per diluted share).


LIQUIDITY AND CAPITAL RESOURCES
Rimage expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from Rimage's existing credit agreement.

Current assets increased to $38.8 million as of December 31, 2001 from $35.7 million as of December 31, 2000, primarily reflecting normal operating activity. The allowance for doubtful accounts and sales returns as a percentage of receivables increased to 12.5% as of December 31, 2001 from 5.6% as of December 31, 2000, primarily reflecting increased sales return activity due to new product introductions. Current liabilities decreased slightly to $5.2 million as of December 31, 2001 from $5.6 million as of December 31, 2000 primarily reflecting a reduction in executive bonuses.

Net cash provided by operating activities was $9.2, $6.2 million, and $5.9 million during 2001, 2000, and 1999, respectively. The changes in cash flow from operating activities from 1999 through 2001 were primarily due to the timing of cash collections from our customers.

Net cash (used in) provided by investing activities was $(24.7) million, $(337,000), and $56,000 during 2001, 2000, and 1999, respectively. Cash used in investing activities during 2001 primarily reflected purchases of short-term investments combined with payments made towards tooling for the Everest printer. Cash used in investing activities during 2000 primarily reflected capital expenditures. Cash provided by investing activities during 1999 resulted from net sales of property, equipment and intangibles. At December 31, 2001 Rimage had no significant commitments to purchase additional capital equipment.

Net cash (used in) provided by financing activities was $(700,000), $1.8 million, and $(808,000) during 2001, 2000, and 1999, respectively. Cash used in financing activities during 2001 primarily reflected cash payments to acquire Company stock netted with proceeds from stock option exercises. Cash provided by financing activities during 2000 reflected proceeds from stock option and warrant exercises. Cash used in financing activities during 1999 primarily related to cash payments to acquire Company stock netted with proceeds from stock option exercises.

Please refer to our lease footnote (note 9) for a detail of the Company's contractual cash obligations at December 31, 2001. The Company has a term note agreement with a bank. The agreement allows for advances under a revolving loan up to a maximum advance of $5,000,000 and is effective until June 30, 2002. No amounts have been outstanding since the establishment of the term note agreement.

On June 30, 1999, Rimage completed the sale of the assets of its Rimage Boulder subsidiary to Advanced Duplication Services, Inc. for $2,050,000 in cash.

Rimage believes that inflation has not had a material impact on its operations or liquidity to date.


CRITICAL ACCOUNTING POLICIES
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company's accounting policies. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments:

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS. The Company records a reserve for accounts receivable which are potentially uncollectible. The reserve is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, the age of the receivable, the customer's financial condition and industry, and general economic conditions. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors. Results could be materially different if economic conditions worsened for the Company's customers.

INVENTORY RESERVES. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. In 2001, obsolescence charges of approximately $250,000 were taken on Producer I inventory due to the introduction of the Producer II family of products. Results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

DEFERRED TAX ASSETS. The Company recognizes deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. A valuation allowance and income tax charge are recorded when, in management's judgment, realization of a specific deferred tax asset is uncertain. Income tax expense could be materially different from actual results because of changes in management's expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company.

WARRANTY RESERVES. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company's warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.



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

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

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


         o The markets for computer and associated storage media have historically changed rapidly and a reduction in industry prominence from CD-R or DVD-R media, or the introduction of superior media, would significantly negatively impact the Company's operations and prospects.

         o Approximately 40% of the Company's revenue is attributable to foreign operations, primarily in Europe, and a majority of these sales are invoiced in foreign currencies. Such operations are subject to the affects of currency fluctuations, factors affecting local economic health, and the difficulties of managing operations from long distances.

         o Although the Company has obtained patent protection on some of its products, it has periodically been subject to competition from others who have copied its products or otherwise used technology that may infringe the Company's rights. There are a number of companies that claim intellectual property rights in the industry in which the Company competes and the Company cannot predict in advance that it will be able to protect its products from the competing claims of others or will not be required to pay others for use of technology for which they claim rights.

         o The Company sells its products through a large number of distributors, value added resellers and dealers and its quarterly operations may be affected by the operating results of some of these channel partners and by its ability to keep its channel partners properly trained and actively selling its products.

         o The Company's products must operate with a number of other computer and related equipment and the Company must maintain compatibility and interoperability with the products of others, as well as new product introductions.

         o The Company's operations are periodically affected by introductions of new products by competitors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS. The Company enters into forward exchange contracts principally to hedge the eventual dollar cash flow of foreign currency denominated transactions (principally European euro) with Rimage Europe, a German based subsidiary. Gains or losses on forward exchange contracts are recognized in income on a current basis over the term of the contracts. The Company does not utilize financial instruments for trading or other speculative purposes.

EXCHANGE RATE SENSITIVITY

The table below summarizes information on foreign currency forward exchange agreements that are sensitive to foreign currency exchange rates. For these foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.


                                            EXPECTED MATURITY OR TRANSACTION DATE
                                                                           There-          Fair
                                        2002     2003     2004     2005    after   Total   Value
                                        ----     ----     ----     ----    -----   -----   -----
ANTICIPATED TRANSACTIONS AND
   RELATED DERIVATIVES                (US$ Equivalent in Thousands)

   Forward Exchange Agreements
     (Receive $US/Pay (euro))
     Contract Amount                   3,198        -        -        -        -   3,198     (11)
     Average Contractual
       Exchange Rate                  0.8895        -        -        -        -  0.8895



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
                                                    Page in
                                                  2001 Annual
                                                   Report to
                                                  Shareholders
                                                  ------------

Independent Auditors' Report....................       13

Consolidated Balance Sheets, as of
December 31, 2001 and 2000......................       14

Consolidated Statements of Operations,
for the years ended December 31, 2001,
2000 and 1999...................................       15

Consolidated Statements of Stockholders'
Equity and Comprehensive Income, for the
years ended December 31, 2001, 2000 and
1999............................................       16

Consolidated Statements of Cash Flows,
for the years ended December 31, 2001,
2000 and 1999...................................      17-18

Notes to Consolidated Financial
Statements......................................      19-33

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Rimage Corporation:


We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ KPMG LLP




Minneapolis, Minnesota
February 8, 2002

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000


                                                                          December 31,    December 31,
                                    Assets                                    2001            2000
------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                             $  4,978,871    $ 21,225,452
    Marketable securities                                                   23,131,393               -
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $715,000 and $539,000, respectively          5,008,176       9,013,207
    Inventories                                                              3,624,701       2,936,119
    Prepaid expenses and other current assets                                  211,941         212,566
    Prepaid income taxes                                                       764,523       1,418,498
    Deferred income taxes-current                                            1,063,108         938,592
------------------------------------------------------------------------------------------------------
              Total current assets                                          38,782,713      35,744,434
------------------------------------------------------------------------------------------------------

Property and equipment, net                                                  1,608,197         651,569
Deferred income taxes - non-current                                             57,468         145,935
Other non-current assets                                                         6,004          13,526
------------------------------------------------------------------------------------------------------
              Total assets                                                $ 40,454,382    $ 36,555,464
======================================================================================================


                    Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                $  2,102,178    $  2,288,789
    Accrued compensation                                                     1,095,554       1,446,127
    Accrued other                                                              921,397         852,652
    Deferred income and customer deposits                                    1,031,862       1,006,957
------------------------------------------------------------------------------------------------------
              Total current liabilities                                      5,150,991       5,594,525

    Long-term liabilities                                                       68,750               -
------------------------------------------------------------------------------------------------------
              Total liabilities                                              5,219,741       5,594,525

Stockholders' equity:
    Common stock, $.01 par value, authorized 10,000,000 shares,
           issued and outstanding 8,635,537 and 8,653,285, respectively         86,355          86,533
    Additional paid-in capital                                              15,779,533      16,319,613
    Retained earnings                                                       19,670,369      14,861,224
    Accumulated other comprehensive loss                                      (301,616)       (306,431)
------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    35,234,641      30,960,939
------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity        $ 40,454,382    $ 36,555,464
======================================================================================================


See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2001, 2000 and 1999

                                                            2001            2000            1999
----------------------------------------------------------------------------------------------------
Revenues                                                $ 38,894,000    $ 49,792,051    $ 41,354,793
Cost of revenues                                          19,669,148      23,254,042      20,304,884
----------------------------------------------------------------------------------------------------
          Gross profit                                    19,224,852      26,538,009      21,049,909
----------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                3,901,147       3,550,534       3,019,560
   Selling, general and administrative                     8,858,804      10,157,956       9,169,639
   Merger related costs                                            -         541,396               -
----------------------------------------------------------------------------------------------------
          Total operating expenses                        12,759,951      14,249,886      12,189,199
----------------------------------------------------------------------------------------------------

          Operating income from continuing operations      6,464,901      12,288,123       8,860,710
----------------------------------------------------------------------------------------------------

Other income:
   Interest, net                                           1,110,745       1,088,348         386,425
   Loss on currency exchange                                (139,094)        (69,119)       (155,146)
   Other, net                                                    349          (1,803)        259,304
----------------------------------------------------------------------------------------------------
          Total other income, net                            972,000       1,017,426         490,583
----------------------------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                                      7,436,901      13,305,549       9,351,293
Income tax expense                                         2,627,756       5,056,109       3,389,158
----------------------------------------------------------------------------------------------------
          Income from continuing operations                4,809,145       8,249,440       5,962,135

Discontinued operations:
  Income from operations of discontinued Services
    Division, net of applicable income taxes                       -               -         186,045
  Gain on disposal of Services Division, net of
    applicable income taxes                                        -               -         303,449
----------------------------------------------------------------------------------------------------
          Net income                                    $  4,809,145    $  8,249,440    $  6,451,629
====================================================================================================

Income per basic share:
  Continuing operations                                 $       0.55    $       0.98    $       0.75
  Discontinued operations                                          -               -            0.06
----------------------------------------------------------------------------------------------------
          Net income per basic share                    $       0.55    $       0.98    $       0.81
====================================================================================================

Income per diluted share:
  Continuing operations                                 $       0.51    $       0.85    $       0.63
  Discontinued operations                                          -               -            0.05
----------------------------------------------------------------------------------------------------
          Net income per diluted share                  $       0.51    $       0.85    $       0.68
====================================================================================================

Basic weighted average shares outstanding                  8,701,248       8,416,730       7,973,548
====================================================================================================

Diluted weighted average shares and
    assumed conversion shares                              9,509,155       9,673,384       9,477,355
====================================================================================================



See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years Ended December 31, 2001, 2000, and 1999


                                                                                        Accumulated
                                        Common Stock       Additional                      other
                                  -----------------------   paid-in       Retained     comprehensive
                                     Shares     Amount      capital       earnings         loss           Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         7,899,338   $78,994    $12,195,559      $160,155        ($74,036)   $12,360,672

   Stock issued in warrant and stock
     option exercise                   466,268     4,663        713,444             -               -        718,107
   Repurchases of Company stock       (403,248)   (4,033)    (1,296,747)            -               -     (1,300,780)
   Warrants issued to consultants            -         -        485,713             -               -        485,713
   Income tax benefit from
     disqualifying dispositions of
     stock options                           -         -        513,731             -               -        513,731
   Comprehensive income:
     Net income                              -         -              -     6,451,629               -      6,451,629
     Translation adjustment                  -         -              -             -        (151,863)      (151,863)
                                                                                                      ---------------
   Total comprehensive income                                                                              6,299,766
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999         7,962,358    79,624     12,611,700     6,611,784        (225,899)    19,077,209

   Stock issued in warrant and stock
     option exercise                   690,927     6,909      1,753,236             -               -      1,760,145
   Income tax benefit from
     disqualifying dispositions of
     stock options                           -         -      1,954,677             -               -      1,954,677
   Comprehensive income:
     Net income                              -         -              -     8,249,440               -      8,249,440
     Translation adjustment                  -         -              -             -         (80,532)       (80,532)
                                                                                                      ---------------
   Total comprehensive income                                                                              8,168,908
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000         8,653,285    86,533     16,319,613    14,861,224        (306,431)    30,960,939

   Stock issued in warrant and stock
     option exercise                   121,247     1,212        258,512             -               -        259,724
   Repurchases of Company stock       (138,995)   (1,390)      (958,816)            -               -       (960,206)
   Income tax benefit from
     disqualifying dispositions of
     stock options                           -         -        160,224             -               -        160,224
   Comprehensive income:
     Net income                              -         -              -     4,809,145               -      4,809,145
     Translation adjustment                  -         -              -             -         (50,578)       (50,578)
     Unrealized gain from marketable
       securities                            -         -              -             -          55,393         55,393
                                                                                                      ---------------
   Total comprehensive income                                                                              4,813,960
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001         8,635,537   $86,355    $15,779,533   $19,670,369       ($301,616)   $35,234,641
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999

                                                                           2001            2000            1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                        $  4,809,145    $  8,249,440    $  6,451,629
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Income from discontinued operations                                       -               -        (186,045)
       Gain on sale of discontinued operations                                   -               -        (303,449)
       Depreciation and amortization                                       570,824         715,038         614,970
       Deferred income tax benefit                                         (36,049)       (210,090)       (255,158)
       Change in reserve for excess and obsolete inventories               298,670          16,000         120,241
       Change in allowance for doubtful accounts                           175,545         218,333         178,551
       Loss (gain) on sale of property and equipment                        30,977           9,073         (27,489)
       Write-off of other assets                                                 -               -          48,274
       Warrants issued for consulting services                                   -               -         485,713
       Changes in operating assets and liabilities:
           Trade accounts receivable                                     3,829,486      (3,043,966)     (1,129,996)
           Inventories                                                    (987,252)       (307,609)       (783,540)
           Prepaid income taxes                                            814,199         536,179               -
           Prepaid expenses and other current assets                           625         (12,827)       (112,558)
           Other non-current assets                                         42,491         (61,739)       (297,106)
           Trade accounts payable                                         (186,611)       (409,351)        512,740
           Income taxes payable                                                  -        (312,154)        457,382
           Accrued compensation                                           (350,573)        424,801         127,313
           Accrued other                                                    68,745         131,156         (76,049)
           Other non-current liabilities                                    68,750               -               -
           Deferred income and customer deposits                            24,905         214,197          79,778
------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities                9,173,877       6,156,481       5,905,201
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of marketable securities                                 (23,131,393)              -               -
    Purchase of property and equipment                                  (1,550,907)       (336,532)       (668,975)
    Proceeds from the sale of property, equipment and intangibles                -               -         717,084
    Receipts from sales-type leases                                              -               -           8,063
------------------------------------------------------------------------------------------------------------------

                Net cash (used in) provided by investing activities    (24,682,300)       (336,532)         56,172
------------------------------------------------------------------------------------------------------------------



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                 Years ended December 31, 2001, 2000, and 1999


                                                                               2001               2000              1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from stock option exercise                                      259,724         1,760,145           718,106
     Cash payments to purchase treasury stock                                (960,206)                -        (1,300,780)
     Repayment of other notes payable                                               -                 -          (225,000)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) financing activities        (700,482)        1,760,145          (807,674)
--------------------------------------------------------------------------------------------------------------------------

Cash provided by discontinued operations                                            -                 -         1,076,759
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       (37,676)          (18,793)          (54,757)
--------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                      (16,246,581)        7,561,301         6,175,701

Cash and cash equivalents, beginning of year                               21,225,452        13,664,151         7,488,450
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $      4,978,871    $   21,225,452    $   13,664,151
==========================================================================================================================

Supplemental disclosures of net cash paid during the period for:
     Interest                                                        $              -    $           -     $       21,664
     Income taxes                                                    $      1,849,606    $    5,005,025    $    3,770,871



See accompanying notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   Nature of Business and Summary of Significant Accounting Policies

     Basis of Presentation and Nature of Business

     The consolidated financial statements include the accounts of Rimage
          Corporation and its subsidiaries, collectively hereinafter referred to as Rimage or the Company. All material intercompany accounts and transactions have been eliminated upon consolidation.

     The Company develops, manufactures and distributes high performance
          CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems, and continues to support its long-term involvement in diskette duplication and publishing equipment.

     On March 1, 2000, the Company acquired 100% of the outstanding stock of Cedar Technologies, Inc. ("Cedar"), a manufacturer of CD-R desktop publishing and duplication equipment. The business combination has been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Cedar (see note 12).

     On June 30, 1999, the Company sold the fixed assets, inventory and intangible assets of its wholly owned subsidiary A/G Systems, Inc. d/b/a Duplication Technology, Inc. (Rimage Boulder). This sale, in conjunction with the August 31, 1998 sale of the fixed assets and inventory used in its Bloomington, Minnesota services operation, constitutes the discontinued operations of the Company's Services Division (see note 13).

     Revenue Recognition

     Revenue is recognized at the time of delivery and acceptance on all equipment orders. The Company provides maintenance services under long-term maintenance contracts. Revenue associated with these contracts is deferred and recognized on a straight-line basis over the terms of the respective contracts.







                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimates on items such as allowance for doubtful accounts and sales returns, inventory reserves, deferred tax assets, and warranty reserves.

     Cash Equivalents

     All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

     Marketable Securities

     Marketable securities generally consist of U.S. Treasury, asset-backed and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date. All marketable securities have maturities of fifteen months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized.

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

     The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. All other research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product, which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs of $367,836 as of December 31, 2001 and 2000. Accumulated amortization at December 31, 2001 and 2000 was $367,836 and $363,636, respectively.

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

     Comprehensive Income

     Comprehensive income consists of the Company's net income, foreign currency translation adjustment, and unrealized holding gains from available-for-sale investments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

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

     Marketable securities: The fair values are determined using quoted market prices.

     Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forwards is $11,000 and $0 at December 31, 2001 and 2000, respectively.

     Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.


3)   Marketable Securities

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2001 were as follows:

                                                        GROSS           GROSS
                                                      UNREALIZED       UNREALIZED
                                    AMORTIZED COST   HOLDING GAINS   HOLDING LOSSES     FAIR VALUE
                                    --------------   -------------   --------------     ----------
     AT DECEMBER 31, 2001

         U.S. Treasury securities     $14,857,948          22,982            (713)      14,880,217
         Asset-backed securities        4,114,917          10,401          (3,773)       4,121,545
         Commercial paper                 993,175               -               -          993,175
         Corporate securities           3,109,960          28,299          (1,803)       3,136,456
                                      -----------     -----------     -----------      -----------

     Total                            $23,076,000          61,682          (6,289)      23,131,393
                                      ===========     ===========     ===========      ===========


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

4)   Inventories

     Inventories consist of the following as of December 31:

                                                    2001               2000
--------------------------------------------------------------------------------

Finished goods and demonstration equipment     $   1,179,963     $    1,239,034
Work-in-process                                      495,245            323,785
Purchased parts and subassemblies                  1,949,493          1,373,300
--------------------------------------------------------------------------------
                                               $   3,624,701     $    2,936,119
================================================================================



5)   Note Payable To Bank

     The Company has a term note agreement (the Credit Agreement) with a bank.
          The Credit Agreement allows for advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000 and is effective until June 30, 2002. There were no outstanding borrowings under this revolving loan as of December 31, 2001 or 2000.

     The Credit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios. The Company is in compliance with all covenants at December 31, 2001.








                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

6)   Income Taxes

     The provision for income tax expense consists of the following:

                                     Year ended December 31
                             --------------------------------------
                             2001           2000           1999
-------------------------------------------------------------------
Current:
   U.S. Federal           $ 2,074,550      4,441,768      3,031,893
   State                      419,876        628,234        530,611
   Foreign                    169,379        196,197         81,812
-------------------------------------------------------------------
         Total current      2,663,805      5,266,199      3,644,316
-------------------------------------------------------------------

Deferred:
   U.S. Federal               (17,682)      (209,709)      (213,370)
   State                      (18,367)          (381)       (41,788)
-------------------------------------------------------------------
         Total deferred       (36,049)      (210,090)      (255,158)
-------------------------------------------------------------------

                          $ 2,627,756      5,056,109      3,389,158
===================================================================

     Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows:

                                                          Year ended December 31
                                               ------------------------------------------
                                                   2001           2000           1999
-----------------------------------------------------------------------------------------
Expected income tax expense                     $ 2,602,915      4,656,942      3,272,953
Goodwill amortization                                     -              -         27,000
State income taxes, net of federal tax effect       264,996        408,104        317,735
Foreign sales corporation adjustment               (136,000)      (179,725)      (129,000)
Foreign operation                                   (94,970)             -              -
Merger costs                                              -        189,489              -
Benefit of lower federal tax bracket                (74,369)      (100,000)       (93,513)
Other, net                                           65,184         81,299         (6,017)
-----------------------------------------------------------------------------------------
                                                $ 2,627,756      5,056,109      3,389,158
=========================================================================================



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                          2001           2000
--------------------------------------------------------------------------------

Inventories                                            $  327,000        269,000
Gross margin recognition on sale to foreign subsidiary    298,000        247,000
Accounts receivable                                       230,000        187,000
Accrued payroll                                            68,000         62,000
Uniform capitalization                                     65,000         21,000
Deferred maintenance                                       42,000          9,000
Warranty accrual                                           32,000         26,000
Amortization                                               31,000         60,000
Fixed assets                                                6,000         86,000
Accrued rents                                                   -        118,000
Other                                                      22,000              -
--------------------------------------------------------------------------------
         Total deferred tax assets                     $1,121,000      1,085,000
--------------------------------------------------------------------------------








                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

7)   Stockholders' Equity

     Stock Options

     Rimage has two stock option plans that allow for the granting of options to purchase shares of common stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. Options under these plans may be either incentive stock options or non-qualified options. Pursuant to this plan, the following options are currently issued and outstanding:

                                                                              Weighted
                                         Shares                               average
                                        available           Options           exercise
                                        for grant         outstanding          price
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998              404,377          1,618,031              $1.85
   Granted                               (342,268)           342,268               5.63
   Exercised                                    -           (256,689)              1.66
   Canceled                                 2,625             (2,625)              6.12
-------------------------------------------------------------------------------------------------

Balance at December 31, 1999               64,734          1,700,985               2.65
   Additional shares available            375,000                  -               -
   Granted                               (250,000)           250,000              10.42
   Exercised                                    -           (437,649)              2.29
   Canceled                                 2,275             (2,275)              8.01
-------------------------------------------------------------------------------------------------

Balance at December 31, 2000              192,009          1,511,061               4.04
   Additional shares available            245,000                  -               -
   Granted                               (229,500)           229,500               7.28
   Exercised                                    -            (99,749)              2.03
   Canceled                                20,600            (21,687)              9.19
-------------------------------------------------------------------------------------------------

Balance at December 31, 2001              228,109          1,619,125               4.55












                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     The following table summarizes exercise prices of exercisable options as of December 31, 2001:

----------------------------------------------------------------
                                                     Weighted
                               Number                Average
 Exercise Price Range        Of Options           Exercise Price
----------------------------------------------------------------
     $ 1.33     $ 1.33            527,050                $ 1.33

     $ 2.08     $ 2.76            491,509                $ 2.68

     $ 4.39     $ 6.50              6,500                $ 5.13

     $ 6.85    $ 10.25            382,265                $ 9.10

    $ 17.00    $ 17.00             15,000               $ 17.00
                           ---------------         -------------
                                1,422,324                $ 4.07

----------------------------------------------------------------


     The exercisable options have a weighted average contractual life of 7.0 years.


     The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model:




-----------------------------------------------------------------------------------------
                                          2001               2000              1999
                                     ---------------    ---------------   ---------------

Number of Options Granted                   229,500            250,000           342,268

Fair Market Value of
  Options Granted                         $ 950,485        $ 1,953,420       $ 1,027,393

Volatility Range                       54.4 to 94.6%      41.8 to 99.9%        0 to 77.3%

Risk-free Interest Rate Range          3.76 to 5.07%      5.73 to 6.46%     4.59 to 6.09%

Expected Life of Options in Years               5.0                5.0               5.0
-----------------------------------------------------------------------------------------





                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2001, 2000 and 1999 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                                  2001           2000            1999
       -------------------------------------- -------------- -------------- ---------------
       Net income:
                As reported                      $4,809,145     $8,249,440     $6,451,629
                Proforma                          3,629,830      7,113,555      5,338,550
       -------------------------------------- -------------- -------------- ---------------
       Basic net income per share:
                As reported                          $0.55          $0.98          $0.81
                Proforma                             $0.42          $0.85          $0.67
       -------------------------------------- -------------- -------------- ---------------
       Diluted net income per share:
                As reported                          $0.51          $0.85          $0.68
                Proforma                             $0.38          $0.74          $0.56
       -------------------------------------- -------------- -------------- ---------------


     Employee Stock Purchase Plan

     In February 2001, the Company's board of directors adopted, and our shareholders approved in May 2001, the Employee Stock Purchase Plan
          (ESPP). A total of 300,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at one year intervals, to contribute between 1 and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each one year period. At December 31, 2001, no shares have been issued under this plan.








                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

8)   Net Income Per Share

     The components of net income per basic and diluted share are as follows:

                                                             Weighted
                                                           Average Shares   Per Share
                                              Net Income    Outstanding       Amount
                                              ----------    -----------       ------
     2001:
         Basic                                $4,809,145      8,701,248     $     0.55
         Dilutive effect of stock options              -        807,907           (.04)
                                              ----------     ----------     ----------
         Diluted                              $4,809,145      9,509,155     $     0.51
                                              ==========     ==========     ==========

     2000:
         Basic                                $8,249,440      8,416,730     $     0.98
         Dilutive effect of stock options              -      1,256,654           (.13)
                                              ----------     ----------     ----------
         Diluted                              $8,249,440      9,673,384     $     0.85
                                              ==========     ==========     ==========

     1999:
         Basic                                $6,451,629      7,973,548     $     0.81
         Dilutive effect of stock options              -      1,503,807           (.13)
                                              ----------     ----------     ----------
         Diluted                              $6,451,629      9,477,355     $     0.68
                                              ==========     ==========     ==========


9)   Leases

     The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 2001 are:

                                                       Related       Third
                                                        party        party         Total
                                                      operating    operating     operating
                  Year ending December 31              leases        leases       leases
                  ---------------------------------- ------------ ------------- ----------
                  2002                              $    320,063       46,075      366,138
                  2003                                   217,580       17,205      234,785
                  2004                                         -        1,889        1,889
                  ---------------------------------- ------------ ------------- ----------
                      Net minimum lease payments    $    537,643       65,169      602,812
                                                     ------------ ------------- ----------


     Rent expense under operating leases amounted to approximately $556,000, $951,000, and $750,000, respectively, for the years ended December 31, 2001, 2000, and 1999.

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

10)  Profit Sharing and Savings Plan

     Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company matches a percentage of employees' contributions. Matching contributions totaled $167,715, $168,314, and $142,957 in 2001, 2000, and 1999, respectively.

11)  Major Customers

     The Company derived approximately $6,993,000 and $5,229,000 of its 2001 sales from two unaffiliated customers and had receivable balances of $971,000 and $709,000, respectively as of December 31, 2001. The Company derived approximately $8,169,000 and $6,296,000 of its 2000 sales from two unaffiliated customers and had receivable balances of $1,696,000 and $1,055,000, respectively as of December 31, 2000.

12)  Acquisition

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



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     The results of operations previously reported by the separate enterprises are summarized below:


-------------------------------------------------------------------
(Amounts in thousands)
                                                Year Ended
                                             December 31, 1999
Net sales
      Rimage                                 $              36,314
      Cedar                                                  5,041
                                         --------------------------

      Combined                               $               41,355
                                         ==========================
Income from continuing operations
      Rimage                                 $                5,854
      Cedar                                                     108
                                         --------------------------

      Combined                               $                5,962
                                         ==========================

-------------------------------------------------------------------


13)  Discontinued Operations

     On June 30, 1999, the Company sold the remaining assets of its Services
          Division. The consolidated financial statements of the Company have been reclassified to reflect the dispositions of the companies that comprised the Company's Services Division business segment. This segment included the Company's Bloomington, Minnesota services operation and Rimage Boulder. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the Services Division have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of the Services Division have been reported, net of applicable income taxes, as "Income from operations of discontinued Services Division".









                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

     Summarized financial information for the discontinued operation, is as follows:


     For the year ended
     December 31 (in thousands)                                       1999
     ------------------------------------------------------------------------

     Revenues                                                     $     2,322
     Income from discontinued operations net of income
       tax expense of $105                                        $       186

     Gain on disposal, net of income tax expense of $609          $       303
     ------------------------------------------------------------------------


14)  Commitments and Contingencies

     The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


15) Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

                                                             2001                                       2000
                                          ------------------------------------------  ----------------------------------------
                                            Fourth     Third     Second     First      Fourth      Third     Second     First
------------------------------------------------------------------------------------------------------------------------------
Revenues                                   $ 9,398     10,296     9,004     10,196     13,269      9,989     13,377     13,157
Cost of revenues                             4,904      5,374     4,533      4,859      6,273      4,777      6,184      6,020
------------------------------------------------------------------------------------------------------------------------------
       Gross profit                          4,494      4,922     4,471      5,337      6,996      5,212      7,193      7,137
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                   811        741     1,076      1,273      1,001      1,050        774        725
    Selling, general, and administrative     1,780      2,422     2,192      2,465      2,617      2,400      2,641      2,416
    Merger                                       -          -         -          -          -          -          -        541
------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses              2,591      3,163     3,268      3,738      3,618      3,450      3,415      3,682
------------------------------------------------------------------------------------------------------------------------------

       Operating income                      1,903      1,759     1,203      1,599      3,378      1,762      3,778      3,455

Other income (expense):
    Interest, net                              234        253       293        330        335        304        248        202
    Gain (loss) on currency exchange           (63)       197       (52)      (221)       220       (162)       (23)      (105)
    Other, net                                   2          4         7        (13)       (30)        23         (2)       (78)
------------------------------------------------------------------------------------------------------------------------------
       Total other income                      173        455       248         96        525        165        223         19
------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                   2,076      2,214     1,451      1,695      3,903      1,927      4,001      3,474
Income tax expense                             644        819       520        644      1,483        732      1,520      1,320
------------------------------------------------------------------------------------------------------------------------------
          Net income                       $ 1,432      1,395       931      1,051      2,420      1,195      2,481      2,154
==============================================================================================================================

Net income per basic share                 $  0.17       0.16      0.11       0.12       0.28       0.14       0.30       0.26
==============================================================================================================================

Net income per diluted share               $  0.15       0.15      0.10       0.11       0.25       0.12       0.26       0.22
==============================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed by April 30, 2002 and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed by April 30, 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table", "Stock Options", and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed by April 30, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed by April 30, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, to be filed by April 30, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

         (2)  FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                      Form 10-K

         Independent Auditors' Report on Financial Statement Schedule ...36

         Schedule II - Valuation and Qualifying Accounts ................37

         (3) EXHIBITS. See Index to Exhibits on page 39 of this report.


(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c)      See Exhibit Index and Exhibits.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
Rimage Corporation:


Under date of February 8, 2002, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001, as included in the Rimage Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP



Minneapolis, Minnesota
February 8, 2002

                                                                     SCHEDULE II



                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



Allowance for Doubtful Accounts
Receivable and Sales Returns:                                                   YEARS ENDED DECEMBER 31,
                                                                     2001              2000               1999
                                                                 --------------    --------------     --------------
     Balance at beginning of year                              $      539,398    $      321,065     $       142,514

          Write-offs and other adjustments                           (133,233)           (5,228)            (39,196)
          Recoveries                                                   (2,508)                -             (59,100)
          Additions charged to costs and expenses                     311,286           223,561             276,847
                                                                 --------------    --------------     --------------
     Balance at end of year                                    $      714,943    $      539,398     $       321,065
                                                                 ==============    ==============     ==============




Reserve for Inventory Obsolescence:                                         YEARS ENDED DECEMBER 31,
                                                                     2001               2000                1999
                                                                 --------------     --------------      -------------
     Balance at beginning of year                              $      661,750     $      645,750      $      525,509

          Write-offs and other adjustments                            (99,330)           (55,184)           (104,554)
          Additions charged to costs of sales                         398,000             71,184             224,795
                                                                 --------------     --------------      -------------

     Balance at end of year                                    $      960,420     $      661,750      $      645,750
                                                                 ==============     ==============      =============


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

                                              Dated: 3/28/02

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



SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----

/s/ Bernard P. Aldrich                               Chief Executive Officer, President,         3/28/02
----------------------------------------             Director (principal executive and
         Bernard P. Aldrich                          financial officer)


/s/ David J. Suden                                   Chief Technical Officer & Director          3/28/02
----------------------------------------
         David J. Suden


/s/ Robert M. Wolf                                   Treasurer (principal accounting officer)    3/28/02
----------------------------------------             Corporate Secretary
         Robert M. Wolf


/s/ Ronald R. Fletcher                               Director                                    3/28/02
----------------------------------------
         Ronald R. Fletcher


/s/ Thomas F. Madison                                Director                                    3/28/02
----------------------------------------
         Thomas F. Madison


/s/ Richard F. McNamara                              Director, Chairman of the Board             3/28/02
----------------------------------------
         Richard F. McNamara


/s/ Steven M. Quist                                  Director                                    3/28/02
----------------------------------------
         Steven M. Quist


/s/ James L. Reissner                                Director                                    3/28/02
----------------------------------------
         James L. Reissner




                                INDEX TO EXHIBITS



EXHIBIT

NO.         DESCRIPTION

     3.1 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 33-22558)).

     3.2 Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-69550)).

     3.3 Bylaws of Rimage Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-22558)).

    10.1  Rimage Corporation 1992 Stock Option Plan, as amended *

    10.2  Rimage Corporation 2001 Stock Option Plan for Non-Employee Directors *

    10.3  Rimage Corporation 2001 Employee Stock Purchase Plan *

    10.4 Lease dated September 1, 1998, between Rimage Corporation and 7725 Washington Avenue Corporation.

    10.5 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association. (Incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

    21.1  Subsidiaries of Rimage Corporation.

    23.1  Independent Auditors' Consent.

* Indicates a management contract or compensatory plan or arrangement