Form 10-Q
period 2002-03-31
RIMAGE CORP
filed 2002-05-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002; OR
                                                             --------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .


                         COMMISSION FILE NUMBER: 0-20728
                                                 -------

                               RIMAGE CORPORATION
                         -----------------------------
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

                                  952-944-8144
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
                  -------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


                    Common Stock outstanding at May 1, 2002 -
                8,671,611 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002


                  Description                                              Page
                  -----------                                              ----

PART I         FINANCIAL INFORMATION
------

    Item 1.    Unaudited Financial Statements

                  Consolidated Balance Sheets as of
                    March 31, 2002 and December 31, 2001.................     3

                  Consolidated Statements of Operations
                    for the Three Months Ended
                    March 31, 2002 and 2001..............................     4

                  Consolidated Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 2002 and 2001..............................     5

                  Condensed Notes to Consolidated
                    Financial Statements.................................    6-7

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........   8-10



PART II        OTHER INFORMATION.........................................  11-12
-------

    Item 1-4.  None
    Item 5.    Other Information
    Item 6.    Exhibits

SIGNATURES...............................................................    13

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                                               March 31,         December 31,
                     Assets                                                      2002               2001
------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                $  5,115,420       $  4,978,871
    Marketable securities                                                      24,184,316         23,131,393
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $713,000 and $715,000, respectively             5,940,553          5,008,176
    Inventories                                                                 3,125,643          3,624,701
    Prepaid expenses and other current assets                                     303,425            211,941
    Prepaid income taxes                                                          335,414            764,523
    Deferred income taxes-current                                               1,063,108          1,063,108
------------------------------------------------------------------------------------------------------------
              Total current assets                                             40,067,879         38,782,713
------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                     1,463,545          1,608,197
Deferred income taxes-noncurrent                                                   57,468             57,468
Other noncurrent assets                                                             5,173              6,004
------------------------------------------------------------------------------------------------------------
                        Total assets                                         $ 41,594,065       $ 40,454,382
============================================================================================================

      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                   $  2,311,152       $  2,102,178
    Accrued compensation                                                          907,615          1,095,554
    Accrued other                                                                 926,652            921,397
    Deferred income and customer deposits                                       1,090,400          1,031,862
------------------------------------------------------------------------------------------------------------
              Total current liabilities                                         5,235,819          5,150,991
------------------------------------------------------------------------------------------------------------

Long-term liabilities                                                                  --             68,750
------------------------------------------------------------------------------------------------------------
                        Total liabilities                                    $  5,235,819       $  5,219,741

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,653,799 and 8,635,537, respectively            86,538             86,355
    Additional paid-in capital                                                 15,829,588         15,779,533
    Retained earnings                                                          20,804,574         19,670,369
    Accumulated other comprehensive loss                                         (362,454)          (301,616)
------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                       36,358,246         35,234,641
------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity           $ 41,594,065       $ 40,454,382
============================================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                   2002                2001
-----------------------------------------------------------------------------

Revenues                                       $  9,886,371      $ 10,196,132
Cost of revenues                                  5,139,298         4,858,784
-----------------------------------------------------------------------------
          Gross profit                            4,747,073         5,337,348
-----------------------------------------------------------------------------

Operating expenses:
   Research and development                         877,724         1,273,089
   Selling, general and administrative            2,298,023         2,464,878
-----------------------------------------------------------------------------
          Total operating expenses                3,175,747         3,737,967
-----------------------------------------------------------------------------

          Operating income                        1,571,326         1,599,381
-----------------------------------------------------------------------------

Other income (expense):
   Interest                                         212,475           330,314
   Loss on currency exchange                            151          (221,423)
   Other, net                                         2,197           (13,291)
-----------------------------------------------------------------------------
          Total other income, net                   214,823            95,600
-----------------------------------------------------------------------------

Income before income taxes                        1,786,149         1,694,981
Income tax expense                                  651,944           644,093
-----------------------------------------------------------------------------

          Net income                              1,134,205         1,050,888
=============================================================================
Net income per basic share                     $       0.13      $       0.12
=============================================================================

Net income per diluted share                   $       0.12      $       0.11
=============================================================================

Basic weighted average shares outstanding         8,646,243         8,698,469
=============================================================================

Diluted weighted average shares and
    assumed conversion shares                     9,454,027         9,575,619
=============================================================================


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            Three months ended
                                                                                                  March 31,
                                                                                           2002               2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                     $  1,134,205       $  1,050,888
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                                   177,631             93,885
            Change in reserve for excess and obsolete inventories                           (56,593)              (101)
            Provision for allowance for doubtful accounts and sales returns                  (2,064)                --
            Loss on sale of property and equipment                                               --             22,434
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                                (930,313)         2,278,152
                  Inventories                                                               555,651           (876,306)
                  Prepaid expenses and other current assets                                 (91,484)              (528)
                  Prepaid income taxes                                                      429,109            461,749
                  Trade accounts payable                                                    208,974           (119,101)
                  Accrued compensation                                                     (187,939)          (450,159)
                  Accrued other                                                               5,255             91,970
                  Deferred income and customer deposits                                      58,538            (47,958)
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                   1,300,970          2,504,925
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of marketable securities                                                (1,052,923)                --
        Purchase of property and equipment                                                  (32,148)          (128,945)
        Other noncurrent assets                                                             (51,464)           (20,667)
----------------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                      (1,136,535)          (149,612)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities-
        Proceeds from stock option/warrant exercise                                          50,238            120,592
        Other noncurrent liabilities                                                        (68,750)                --
----------------------------------------------------------------------------------------------------------------------

                              Net cash (used in) provided by financing activities           (18,512)           120,592
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                      (9,374)           (30,907)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                   136,549          2,444,998

Cash and cash equivalents, beginning of period                                            4,978,871         21,100,604
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               $  5,115,420       $ 23,545,602
======================================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                                   $    209,743       $    135,413

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


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(2)      INVENTORIES

         Inventories consist of the following as of:

                                                        March 31,   December 31,
                                                          2002          2001
         ----------------------------------------------------------------------
         Finished goods and demonstration equipment    $1,060,054    $1,179,963
         Work-in-process                                  494,923       379,215
         Purchased parts and subassemblies              1,570,666     2,065,523
         ----------------------------------------------------------------------
                                                       $3,125,643    $3,624,701
         ======================================================================


(3)      COMPREHENSIVE INCOME

         The Company's other comprehensive income relates to foreign currency translation adjustments and unrealized holding gains from available-for-sale investments, and is presented separately on the balance sheet as required. If presented in the statement of operations for the three months ended March 31, 2002 and 2001, comprehensive income would be $60,838 and $51,573 less than reported net income, respectively, due to these adjustments.


(4)      FOREIGN CURRENCY CONTRACTS

         The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are recognized in net earnings on a current basis over the term of the contracts.

         As of March 31, 2002, the Company had twenty-seven outstanding foreign currency contracts totaling $2,966,000. These contracts mature in 2002 and bear rates between .8560 and .9145 U.S. Dollars per Euro. As of March 31, 2002, the fair value of foreign currency contracts is $39,000 and is recorded in other current assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.

         -----------------------------------------------------------------------
                                               Percentage (%)    Percentage (%)
                                                of Revenues        Increase/
                                                Three Months       (Decrease)
                                               Ended March 31,   Between Periods
         -----------------------------------------------------------------------
                                                 2002     2001    2002 vs. 2001
         -----------------------------------------------------------------------
         Revenues                               100.0    100.0             (3.0)
         Cost of revenues                       (52.0)   (47.6)             5.8
         -----------------------------------------------------------------------
         Gross profit                            48.0     52.4            (11.1)
         Operating expenses:
           Research and development              (8.9)   (12.5)           (31.1)
           Selling, general and administrative  (23.2)   (24.2)            (6.8)
         -----------------------------------------------------------------------
         Operating income                        15.9     15.7             (1.8)
         Other income, net                        2.2      0.9            124.7
         -----------------------------------------------------------------------
         Income before income taxes              18.1     16.6              5.4
         Income tax expense                      (6.6)    (6.3)             1.2
         -----------------------------------------------------------------------
         Net income                              11.5     10.3              7.9
         =======================================================================

         RESULTS OF OPERATIONS

         REVENUES. Revenues decreased 3.0% from $10.2 million during the first quarter of 2001 to $9.9 million during the first quarter of 2002. During the first quarter of 2002, sales of systems equipped with DVD capabilities more than tripled from the year earlier level. This increase was offset by the negative impact of the continued strengthening of the U.S. dollar on our European operations combined with a noticeable slowdown in capital spending activities as a result of a weakened economy.

         As of and for the three months ended March 31, 2002, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $3,161,000, $105,000 and $3,566,000, respectively. As of and for the three months ended March 31, 2001, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $3,282,000, $112,000 and $4,016,000, respectively. The revenue decline is primarily due to the negative impact of the continued strengthening of the U.S. dollar on our European operations.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         GROSS PROFIT. Gross profit as a percent of revenues was 48.0% during the first quarter of 2002 compared to 52.4% of revenues during the same period of 2001. The decrease was primarily due to increased volume of sales generated in European markets outside Germany. Sales in these markets are handled primarily by distribution, which involve additional costs in comparison to direct sales. The decrease was also due to increased depreciation during the first quarter of 2002 related to tooling for the Everest color printer.

         OPERATING EXPENSES. Operating expenses during the first quarter of 2002 were $3.2 million or 32.1% of revenues compared to $3.7 million or 36.7% of revenues during the same prior year period. The decrease was primarily a result of lower research and development expenses due to the completion of the initial round of development on the Everest color printer. Research and development expense during the first quarter of 2002 was $878,000, or 8.9% of revenues, compared to $1.3 million, or 12.5% of revenues, during the first quarter of 2001.

         OTHER INCOME. The Company recognized net interest income on cash investments of $212,000 during the first quarter of 2002 compared to $330,000 during the first quarter of 2001. Also included in other income, the Company recognized an almost zero impact on currency exchange during the first quarter of 2002 compared to a loss of $221,000 during the first quarter of 2001.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased 5.4% to $1.8 million for the first quarter of 2002 from $1.7 million for the same prior year period. This increase is the result of the return to more normal levels of research and development expenditures during the first quarter of 2002.

         INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on income before income taxes. Income tax expense for the first quarter of 2002 and 2001 amounted to $652,000 and $644,000, respectively or 36.5% and 38%, respectively of income before income taxes. The decrease in percentage is primarily due to increased research and development and foreign tax credits. The Company anticipates an effective tax rate of 36.5% for the remainder of 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement that would allow borrowings up to $5 million. At March 31, 2002 there were no amounts outstanding under the credit agreement.

         Current assets are $40.1 million as of March 31, 2002 as compared to $38.8 million as of December 31, 2001. The allowance for doubtful accounts and sales returns as a percentage of receivables remained relatively stable at 11% as of March 31, 2002 as compared to 12% as of December 31, 2001. Current liabilities remained constant at $5.2 million as of March 31, 2002 as compared to December 31, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net cash provided by operating activities was $1.3 million and $2.5 million for the three months ended March 31, 2002 and 2001, respectively. This decrease was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $1.1 million and $150,000 for the three months ended March 31, 2002 and 2001, respectively. This increase was primarily due to purchases of marketable securities during the first quarter 2002. Net cash (used in) provided by financing activities was $(19,000) and $121,000 during the three months ended March 31, 2002 and 2001, respectively. The net cashed used in financing activities for the three months ended March 31, 2002 was primarily for long term debt repayment on tooling for the Everest printer offset by proceeds from stock option and warrant exercises. The net cashed provided by financing activities for the three months ended March 31, 2001 was primarily provided by the proceeds from stock option and warrant exercises.

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

                  Not Applicable.


         Item 3.  Defaults Upon Senior Securities

                  Not Applicable.


         Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable.


         Item 5.  Other Information

                  In connection with the Company's Annual Meeting to be held May 21, 2002, the Company filed a Proxy Statement containing a table showing the security ownership of certain beneficial owners and management which overstated the beneficial ownership of Messrs. Bernard Aldrich and Kenneth Klinck. The Company hereby corrects the overstatement as follows: As of April 8, 2002, Mr. Aldrich beneficially owned 270,326 shares of Rimage Corporation Common Stock, including 223,126 shares acquirable within 60 days of April 8, 2002. This represents 3% of the 8,653,799 shares of Common Stock outstanding as of April 8, 2002. As of April 8, 2002, Mr. Klinck beneficially owned 97,101 shares of Rimage Corporation Common Stock, including 81,251 shares acquirable within 60 days of April 8, 2002, representing 1.1% of the shares of Common Stock then outstanding. As a result, the beneficial ownership of all officers and directors as a group (9 persons) as of April 8, 2002, is 2,309,399 shares of Common Stock which includes 989,242 shares acquirable within 60 days of April 8, 2002 and represents 23.9% of the shares of Common Stock then outstanding.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  EXHIBIT NO.   DESCRIPTION
                  -----------   -----------
                     3.1        1992 Restated Articles of Incorporation of
                                Rimage Corporation, as amended.
                    10.4        Lease dated September 1, 1998, between Rimage
                                Corporation and 7725 Washington Avenue
                                Corporation.
                    11.1        Calculation of Income Per Share.

                     (b)        Reports on Form 8-K:

                                Not Applicable.

                                   SIGNATURES
                                   ----------




In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                                              RIMAGE CORPORATION
                                                              ------------------
                                                                  Registrant





Date:   May 15, 2002                         By:    /s/ Bernard P. Aldrich
     ---------------                                ----------------------
                                                      Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                        and President
                                                 (Principal Executive Officer)
                                                 (Principal Financial Officer)

Date:   May 15, 2002                             By:   /s/ Robert M. Wolf
     ---------------                                   ------------------
                                                         Robert M. Wolf
                                                            Treasurer
                                                  (Principal Accounting Officer)