Form 10-Q
period 2002-06-30
RIMAGE CORP
filed 2002-08-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 2002; OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM _________________________ TO _________________________.


                         COMMISSION FILE NUMBER: 0-20728


                               RIMAGE CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)

            Minnesota                                   41-1577970
            ---------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  7725 Washington Avenue South, Edina, MN 55439
                  ---------------------------------------------
                    (Address of principal executive offices)

                                  952-944-8144
                                  ------------
              (Registrant's telephone number, including area code)

                                       NA
                               ------------------
                       (Former name, former address, and
               former fiscal year, if changed since last report.)


          Common Stock outstanding at August 2, 2002 - 8,712,111 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2002


                           Description                                         Page
                           -----------                                         ----


PART I            FINANCIAL INFORMATION
------

    Item 1.       Financial Statements

                           Consolidated Balance Sheets
                             (unaudited) as of June 30, 2002 and
                             December 31, 2001.................................. 3

                           Consolidated Statements of Operations
                             (unaudited) for the Three and Six Months
                             Ended June 30, 2002 and 2001....................... 4

                           Consolidated Statements of Cash Flows
                             (unaudited) for the Six Months
                             Ended June 30, 2002 and 2001....................... 5

                           Condensed Notes to Consolidated
                             Financial Statements (unaudited)................... 6-7

    Item 2.                Management's Discussion and Analysis of
                             Financial Condition and Results of Operations...... 8-11



PART II           OTHER INFORMATION............................................. 12-13
-------

    Item 1-3.     None

    Item 4.       Submission of Matters to a Vote of Security Holders

    Item 5.       None

    Item 6.       Exhibits

SIGNATURES ..................................................................... 14


                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                                    June 30,         December 31,
                         Assets                                                       2002               2001
-------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                  $      5,187,617   $      4,978,871
    Marketable securities                                                            27,532,520         23,131,393
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $693,000 and $715,000, respectively                   6,305,782          5,008,176
    Inventories                                                                       3,162,191          3,624,701
    Prepaid expenses and other current assets                                           294,168            211,941
    Prepaid income taxes                                                                      -            764,523
    Deferred income taxes-current                                                     1,063,108          1,063,108
-------------------------------------------------------------------------------------------------------------------
              Total current assets                                                   43,545,386         38,782,713
-------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                           1,373,154          1,608,197
Deferred income taxes-noncurrent                                                         57,468             57,468
Other noncurrent assets                                                                   4,342              6,004
-------------------------------------------------------------------------------------------------------------------
                        Total assets                                           $     44,980,350   $     40,454,382
===================================================================================================================


          Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                     $      2,737,260   $      2,102,178
    Accrued compensation                                                              1,064,066          1,054,572
    Accrued other                                                                     1,114,117            962,379
    Income tax payable                                                                  369,267                  -
    Deferred income and customer deposits                                             1,171,326          1,031,862
-------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               6,456,036          5,150,991
-------------------------------------------------------------------------------------------------------------------

Long-term liabilities                                                                         -             68,750
-------------------------------------------------------------------------------------------------------------------
                        Total liabilities                                      $      6,456,036   $      5,219,741
===================================================================================================================

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,711,295 and 8,635,537, respectively                  87,113             86,355
    Additional paid-in capital                                                       16,105,310         15,779,533
    Retained earnings                                                                22,605,397         19,670,369
    Accumulated other comprehensive loss                                               (273,506)          (301,616)
-------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                             38,524,314         35,234,641
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity             $     44,980,350   $     40,454,382
-------------------------------------------------------------------------------------------------------------------




See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three Months Ended                    Six Months Ended
                                                          June 30,                                June 30,
                                                    2002               2001                 2002              2001
-------------------------------------------------------------------------------------------------------------------------
Revenues                                          $12,309,527        $ 9,003,983          $22,195,898        $19,200,115
Cost of revenues                                    6,202,666          4,532,842           11,341,964          9,391,626
-------------------------------------------------------------------------------------------------------------------------
          Gross profit                              6,106,861          4,471,141           10,853,934          9,808,489
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                         1,012,523          1,076,092            1,890,247          2,349,181
   Selling, general and administrative              2,503,244          2,192,242            4,801,267          4,657,120
-------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                  3,515,767          3,268,334            6,691,514          7,006,301
-------------------------------------------------------------------------------------------------------------------------

          Operating income                          2,591,094          1,202,807            4,162,420          2,802,188
-------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                      223,347            293,215              435,822            623,529
   Gain (loss) on currency exchange                    21,007            (52,119)              21,158           (273,542)
   Other, net                                             494              6,903                2,691             (6,388)
-------------------------------------------------------------------------------------------------------------------------
          Total other income, net                     244,848            247,999              459,671            343,599
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                          2,835,942          1,450,806            4,622,091          3,145,787
Income taxes                                        1,035,119            519,848            1,687,063          1,163,941
-------------------------------------------------------------------------------------------------------------------------
          Net income                              $ 1,800,823        $   930,958          $ 2,935,028        $ 1,981,846
=========================================================================================================================

Income per basic share                            $      0.21        $      0.11          $      0.34        $      0.23
=========================================================================================================================

Income per diluted share                          $      0.19        $      0.10          $      0.31        $      0.21
=========================================================================================================================

Basic weighted average shares outstanding           8,705,099          8,726,495            8,690,880          8,712,559
-------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares and
    assumed conversion shares                       9,496,105          9,545,555            9,487,623          9,561,222
-------------------------------------------------------------------------------------------------------------------------



See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Six months ended
                                                                                                June 30,
                                                                                         2002               2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                $      2,935,028    $     1,981,846
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                                  375,387            183,102
            Change in reserve for excess and obsolete inventories                           50,335             42,874
            Change in reserve for allowance for doubtful accounts                          (21,999)           (63,482)
            Loss on sale of property and equipment                                             550             22,434
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                             (1,275,607)         4,233,917
                  Inventories                                                              412,175         (1,070,966)
                  Prepaid income taxes                                                     764,523            359,785
                  Prepaid expenses and other current assets                                (82,227)            12,537
                  Trade accounts payable                                                   635,082           (491,252)
                  Accrued compensation                                                    (308,939)          (333,400)
                  Accrued other                                                            470,171           (199,924)
                  Income taxes payable                                                     369,267                  -
                  Deferred income and customer deposits                                    139,464            (11,426)
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                  4,463,210          4,666,045
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of marketable securities                                               (4,401,127)                 -
        Purchase of property and equipment                                                (139,232)          (531,265)
        Other noncurrent assets                                                            (19,569)           (35,399)
----------------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                     (4,559,928)          (566,664)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities-
        Proceeds from stock option/warrant exercises                                       326,535            152,836
        Other non current liabilites                                                       (68,750)                 -
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                    257,785            152,836
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     47,679            (41,071)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  208,746          4,211,146

Cash and cash equivalents, beginning of period                                           4,978,871         21,136,132
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $      5,187,617    $    25,347,278
======================================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                              $        481,796    $       709,376



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

(2)      INVENTORIES

          Inventories consist of the following as of:

                                                   June 30,   December 31,
                                                     2002        2001
--------------------------------------------------------------------------------
 Finished goods and demonstration equipment       $1,036,433  $1,179,963
     Work-in-process                                 532,680     379,215
     Purchased parts and subassemblies             1,593,078   2,065,523
    ----------------------------------------------------------------------------
                                                  $3,162,191  $3,624,701
    ----------------------------------------------------------------------------

                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      COMPREHENSIVE INCOME

          Comprehensive income is defined as net income and other changes in shareholders' equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000's):

                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                               ----------------      -----------------
                                                2002      2001        2002       2001
                                               -----      -----      -----       -----
Net income                                     $ 1,801   $   931     $ 2,935   $ 1,982
Other comprehensive income (loss):
 Foreign currency translation adjustment           110       (25)        100       (76)
 Net unrealized gains (losses) on securities       (21)       --         (72)       --
                                               -------   -------     -------   -------
Total other comprehensive income               $ 1,890   $   906     $ 2,963   $ 1,906
                                               -------   -------     -------   -------

(4)      FOREIGN CURRENCY CONTRACTS

          The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are recognized in net earnings on a current basis over the term of the contracts.

          As of June 30, 2002, the Company had twenty-eight outstanding foreign currency contracts totaling $2,521,000. These contracts mature in 2002 and bear rates between .8650 and .9624 U.S. Dollars per Euro. As of June 30, 2002, the fair value of foreign currency contracts is $263,000 and is recorded in other current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations. Percentage amounts may not total due to rounding.


----------------------------------------------------------------------------      ----------------------------------------
                                           Percent (%)         Percent (%)               Percent (%)         Percent (%)
                                           of Revenues         Incr/(Decr)               of Revenues         Incr/(Decr)
                                        Three Months Ended       Between               Six Months Ended        Between
                                             June 30,            Periods                   June 30,            Periods
----------------------------------------------------------------------------      ----------------------------------------
                                          2002        2001    2002 vs. 2001             2002        2001    2002 vs. 2001
----------------------------------------------------------------------------      ----------------------------------------
Revenues                                 100.0       100.0             36.7            100.0       100.0             15.6
Cost of revenues                         (50.4)      (50.3)            36.8            (51.1)      (48.9)            20.8
----------------------------------------------------------------------------      ----------------------------------------
Gross profit                              49.6        49.7             36.6             48.9        51.1             10.6
Operating expenses:
     Research and development             (8.2)      (12.0)            (5.9)            (8.5)      (12.2)           (19.5)
     Selling, general and admin          (20.3)      (24.3)            14.2            (21.6)      (24.3)             3.1
----------------------------------------------------------------------------      ----------------------------------------
Operating income                          21.0        13.4            115.4             18.8        14.6             48.5
Other income, net                          2.0         2.7             (1.3)             2.1         1.8             33.8
----------------------------------------------------------------------------      ----------------------------------------
Income before income taxes                23.0        16.1             95.5             20.8        16.4             46.9
Income tax expense                        (8.4)       (5.8)            99.1             (7.6)       (6.1)            44.9
----------------------------------------------------------------------------      ----------------------------------------
Net income                                14.6        10.3             93.4             13.3        10.3             48.1
----------------------------------------------------------------------------      ----------------------------------------

RESULTS OF OPERATIONS

REVENUES. Revenues increased 36.7% to $12.3 million and 15.6% to $22.2 million for the three- and six-month periods ended June 30, 2002, respectively, from $9.0 million and $19.2 million for the same prior-year periods. The increase in revenues was primarily due to $2.0 million of sales to Kodak's Qualex wholesale photo finishing labs during the three-month period ended June 30, 2002. This order, which will enable Kodak's Qualex labs to significantly increase their capacity for generating customer photos on CDs, enhances our belief that digital photography represents a growing opportunity for the Company. The increase in revenues was also due to the positive impact on our European operations of the weakening U.S. dollar.

As of and for the six months ended June 30, 2002, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $6,453,000, $219,000 and $3,699,000, respectively. As of and for the six months ended June 30, 2001, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $6,290,000, $214,000 and $3,360,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R and DVD-R products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT. Gross profit as a percent of revenues was 49.6% and 48.9% for the three- and six- month periods ended June 30, 2002, respectively, compared to 49.7% and 51.1% for the same prior-year periods. The decrease during the six-month period ended June 30, 2002 was primarily due to the larger percentage of Desktop Line equipment sales which generally carry a slightly lower margin than our Producer Line of products. The decrease is also due to increased depreciation during the year 2002 related to tooling for the Everest color printer.

OPERATING EXPENSES. Operating expenses during the three- and six-month periods ended June 30, 2002 were $3.5 million or 28.5% of revenues and $6.7 million or 30.1% of revenues, respectively compared to $3.3 million or 36.3% of revenues and $7.0 million or 36.5% of revenues during the same prior year periods. The decreases in percent were primarily a result of lower research and development expenses due to aggressive product development initiatives during the three- and six-month periods ended June 30, 2001 coupled with the increased sales during the three-month period ended June 30, 2002. Research and development expense during the three- and six-month periods ended June 30, 2002 were $1.0 million or 8.2% of revenues and $1.9 million or 8.5% of revenues, respectively compared to $1.1 million or 12.0% of revenues and $2.3 million or 12.2% of revenues during the same periods of 2001.

OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments from continuing operations of $223,000 and $436,000 during the three- and six-month periods ended June 30, 2002 compared to $293,000 and $624,000 during the same prior year periods. This decrease is due to a decrease in interest rates. Also included in other income, the Company recognized a $21,000 gain on foreign currency exchange for both the three- and six-month periods ended June 30, 2002 compared to a loss of $52,000 and $274,000 during the same prior year periods.

INCOME BEFORE INCOME TAXES. Income before income taxes during the three- and six-month periods ended June 30, 2002 were $2.8 million or 23.1% of revenues and $4.6 million or 20.8% of revenues, respectively compared to $1.5 million or 16.1% of revenues and $3.1 million or 16.4% of revenues during the same prior year periods. These increases are primarily due to increased sales within the wholesale photography market.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and six-month periods ended June 30, 2002 amounted to $1.0 million or 36.5% and $1.7 million or 36.5% of income before income taxes, respectively. The Company anticipates an effective tax rate of 36.5% for the remainder of 2002. Income tax expense for the three- and six-month periods ended June 30, 2001 amounted to $520,000 or 35.8% and $1.2 million or 37%, of income before income taxes, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement. At June 30, 2002 there were no amounts outstanding under the credit agreement.

Current assets are $43.5 million as of June 30, 2002 compared to $38.8 million as of December 31, 2001. The allowance for doubtful accounts as a percentage of receivables was 10% and 12% as of June 30, 2002 and December 31, 2001, respectively. Current liabilities are $6.5 million as of June 30, 2002 compared to $5.2 million as of December 31, 2001. This increase primarily reflects increased activity with our vendors and additional development cost on current products.

Net cash provided by operating activities was $4.5 million and $4.8 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities was $4.6 million and $567,000 for the six months ended June 30, 2002 and 2001, respectively. This increase was primarily due to purchases of marketable securities during the first six months of 2002. Net cash provided by financing activities of $258,000 and $153,000 during the six months ended June 30, 2002 and 2001, respectively reflected proceeds from stock option and warrant exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

MARKET RISK DISCLOSURE

The Company has a policy of using forward exchange contracts to hedge net exposures related to its foreign currency-denominated monetary assets and liabilities. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. (See footnote 4.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------
                  Not Applicable.


Item 2.           Changes in Securities
                  ---------------------
                  Not Applicable.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Company's Annual Meeting of Stockholders' was held on May 21, 2002. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                           Nominee                   In Favor          Withheld
                           -------                   --------          --------
                           Bernard Aldrich           6,946,144          195,236
                           Ronald Fletcher           7,088,576           52,804
                           Thomas Madison            7,088,176           53,204
                           Richard McNamara          7,087,176           54,204
                           Steven Quist              7,095,176           46,204
                           James Reissner            7,087,176           54,204
                           David Suden               6,948,282          193,098



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





Date:   August 6, 2002             By: /s/ Bernard P. Aldrich
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


Date:   August 6, 2002             By: /s/ Robert M. Wolf
    ------------------                 ------------------
                                         Robert M. Wolf
                                           Treasurer
                                  (Principal Accounting Officer)