Form 10-Q
period 2002-09-30
RIMAGE CORP
filed 2002-11-13
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002;
                                                             ------------------
         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________.


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

                                       NA
               --------------------------------------------------
                        (Former name, former address, and
               former fiscal year, if changed since last report.)


         Common Stock outstanding at October 29, 2002 - 8,713,111 shares of $.01 par value Common Stock.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                  Description                                               Page
                  -----------                                               ----

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

                  Consolidated Balance Sheets
                    (unaudited) as of September 30, 2002 and
                    December 31, 2001....................................     3

                  Consolidated Statements of Operations
                    (unaudited) for the Three and Nine Months
                    Ended September 30, 2002 and 2001....................     4

                  Consolidated Statements of Cash Flows
                    (unaudited) for the Three and Nine Months
                    Ended September 30, 2002 and 2001....................     5

                  Condensed Notes to Consolidated
                    Financial Statements (unaudited).....................   6-7

   Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  8-10

   Item 3.       Quantitative and Qualitative Disclosures about
                    Market Risk..........................................    10

   Item 4.       Controls and Procedures.................................    11


PART II      OTHER INFORMATION..........................................     12

   Item 1-5.     None

   Item 6.       Exhibits

SIGNATURES..............................................................     13

CERTIFICATION...........................................................     14

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                                          September 30,      December 31,
              Assets                                                           2002             2001
--------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                              $ 10,549,274     $ 14,767,126
    Marketable securities                                                    23,536,536       13,343,138
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $680,000 and $715,000, respectively           7,098,724        5,008,176
    Inventories                                                               2,965,597        3,624,701
    Prepaid expenses and other current assets                                   269,331          211,941
    Prepaid income taxes                                                             --          764,523
    Deferred income taxes-current                                             1,063,108        1,063,108
--------------------------------------------------------------------------------------------------------
              Total current assets                                           45,482,570       38,782,713

Property and equipment, net                                                   1,373,189        1,608,197
Deferred income taxes-noncurrent                                                 57,468           57,468
Other noncurrent assets                                                           3,537            6,004
--------------------------------------------------------------------------------------------------------
                        Total assets                                       $ 46,916,764     $ 40,454,382
========================================================================================================


      Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                 $  2,365,302     $  2,102,178
    Accrued compensation                                                      1,396,842        1,054,572
    Accrued other                                                               982,804          962,379
    Income tax payable                                                          490,945               --
    Deferred income and customer deposits                                     1,297,860        1,031,862
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                       6,533,753        5,150,991

Long-term liabilities                                                                --           68,750
--------------------------------------------------------------------------------------------------------
                        Total liabilities                                  $  6,533,753     $  5,219,741

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,713,111 and 8,635,537, respectively          87,131           86,355
    Additional paid-in capital                                               16,114,392       15,779,533
    Retained earnings                                                        24,484,503       19,670,369
    Accumulated other comprehensive loss                                       (303,015)        (301,616)
--------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     40,383,011       35,234,641
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity         $ 46,916,764     $ 40,454,382
========================================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                  2002             2001            2002             2001
-----------------------------------------------------------------------------------------------------------
Revenues                                     $ 12,555,084     $ 10,296,163    $ 34,750,982     $ 29,496,278
Cost of revenues                                6,406,799        5,373,514      17,748,763       14,765,140
-----------------------------------------------------------------------------------------------------------
          Gross profit                          6,148,285        4,922,649      17,002,219       14,731,138
-----------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                       851,679          741,288       2,741,926        3,090,469
   Selling, general and administrative          2,502,621        2,421,806       7,303,888        7,078,926
-----------------------------------------------------------------------------------------------------------
          Total operating expenses              3,354,300        3,163,094      10,045,814       10,169,395
-----------------------------------------------------------------------------------------------------------

          Operating income                      2,793,985        1,759,555       6,956,405        4,561,743
-----------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest                                       189,330          253,384         625,152          876,913
   Gain (loss) on currency exchange               (29,023)         197,113          (7,865)         (76,429)
   Other, net                                       4,931            4,404           7,622           (1,984)
-----------------------------------------------------------------------------------------------------------
          Total other income, net                 165,238          454,901         624,909          798,500
-----------------------------------------------------------------------------------------------------------

Income before income taxes                      2,959,223        2,214,456       7,581,314        5,360,243
Income taxes                                    1,080,117          819,349       2,767,180        1,983,290
-----------------------------------------------------------------------------------------------------------
          Net income                         $  1,879,106     $  1,395,107    $  4,814,134     $  3,376,953
===========================================================================================================

Net income per basic share                   $       0.22     $       0.16    $       0.55     $       0.39
===========================================================================================================

Net income per diluted share                 $       0.20     $       0.15    $       0.51     $       0.35
===========================================================================================================

Basic weighted average shares outstanding       8,712,285        8,734,692       8,698,020        8,720,018
===========================================================================================================

Diluted weighted average shares and
    assumed conversion shares                   9,521,289        9,478,563       9,495,190        9,535,091
===========================================================================================================

See accompanying condensed notes to the consolidated financial statements

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                         2002               2001
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                $  4,814,134     $  3,376,953
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                              576,363          417,256
            Provision for excess and obsolete inventories                              370,172          175,000
            Provision for doubtful accounts                                             48,562           52,134
            Gain on sale of property and equipment                                       1,622           22,434
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                         (2,139,110)       2,956,956
                  Inventories                                                          288,932         (923,214)
                  Prepaid income taxes                                                 764,523          916,404
                  Prepaid expenses and other current assets                            (57,390)           4,357
                  Trade accounts payable                                               263,124          194,230
                  Accrued compensation                                                 301,288          (50,193)
                  Accrued other                                                         61,407          507,962
                  Income taxes payable                                                 490,945               --
                  Other current liabilities                                                 --           29,717
                  Deferred income and customer deposits                                265,998          (49,532)
---------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities              6,050,570        7,630,464
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchases of marketable securities                                         (10,193,398)      (9,741,150)
        Purchase of property and equipment                                            (340,510)      (1,438,709)
        Other noncurrent assets                                                        (64,172)          49,180
---------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                (10,598,080)     (11,130,679)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Proceeds from stock option and warrant exercises                               335,635          198,338
        Cash payments for stock buyback                                                     --         (552,785)
        Other noncurrent liabilities                                                   (68,750)         137,500
---------------------------------------------------------------------------------------------------------------

                              Net cash provided (used) by financing activities         266,885         (216,947)
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                 62,773          (18,113)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                (4,217,852)      (3,735,275)

Cash and cash equivalents, beginning of period                                      14,767,126       21,225,452
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $ 10,549,274     $ 17,490,177
===============================================================================================================

Supplemental disclosures of net cash paid during the period for-
        Income taxes                                                              $  1,394,381     $  1,003,690
                                                                                  ============     ============


See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)       BASIS OF PRESENTATION AND NATURE OF BUSINESS

          Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems.

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


(2)       INVENTORIES

          Inventories consist of the following as of:

                                                    September 30,  December 31,
                                                         2002          2001

          --------------------------------------------------------------------
          Finished goods and demonstration equipment  $  901,249    $1,179,963
          Work-in-process                                474,144       379,215
          Purchased parts and subassemblies            1,590,204     2,065,523
          --------------------------------------------------------------------
                                                      $2,965,597    $3,624,701
          ====================================================================


                                                                     (Continued)

(3)       COMPREHENSIVE INCOME

          Comprehensive income is defined as the change in equity of a business during a period from transactions and other events from sources other than from shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000's):

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                              ---------------------      ---------------------
                                                                2002          2001         2002          2001
                                                              -------       -------      -------       -------
          Net income                                          $ 1,879       $ 1,395      $ 4,814       $ 3,377
          Other comprehensive income (loss):
             Foreign currency translation adjustment              (10)           44           90           (33)
             Net unrealized gains (losses) on securities          (19)           64          (91)           64
                                                              -------       -------      -------       -------
          Total comprehensive income                          $ 1,850       $ 1,503      $ 4,813       $ 3,408
                                                              =======       =======      =======       =======


(4)       FOREIGN CURRENCY CONTRACTS

          The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are recognized in net earnings on a current basis over the term of the contracts.

          As of September 30, 2002, the Company had thirty-nine outstanding foreign currency contracts totaling $2,774,000. These contracts mature in 2002 and 2003 and bear rates between .9076 and 1.0002 U.S. Dollars per Euro. As of September 30, 2002, the fair value of foreign currency contracts is $66,000 and is recorded in other current liabilities.



                                                                     (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.

----------------------------------------------------------------------------      -------------------------------------------
                                              Percent (%)       Percent (%)                    Percent (%)       Percent (%)
                                              of Revenues       Incr/(Decr)                    of Revenues       Incr/(Decr)
                                           Three Months Ended     Between                   Nine Months Ended      Between
                                             September 30,        Periods                     September 30,        Periods
----------------------------------------------------------------------------      -------------------------------------------
                                          2002          2001   2002 vs. 2001               2002          2001   2002 vs. 2001
----------------------------------------------------------------------------      -------------------------------------------
Revenues                                 100.0         100.0            21.9              100.0         100.0            17.8
Cost of revenues                         (51.0)        (52.2)           19.2              (51.1)        (50.0)           20.2
----------------------------------------------------------------------------      -------------------------------------------
Gross profit                              49.0          47.8            24.9               48.9          50.0            15.4
Operating expenses:
     Research and development             (6.8)         (7.2)           14.9               (7.9)        (10.5)          (11.3)
     Selling, general and admin          (19.9)        (23.5)            3.3              (21.0)        (24.0)            3.2
----------------------------------------------------------------------------      -------------------------------------------
Operating income                          22.3          17.1            58.8               20.0          15.5            52.5
Other income, net                          1.3           4.4           (63.7)               1.8           2.7           (21.7)
----------------------------------------------------------------------------      -------------------------------------------
Income before income taxes                23.6          21.5            33.6               21.8          18.2            41.4
Income tax expense                        (8.6)         (8.0)           31.8               (7.9)         (6.7)           39.5
----------------------------------------------------------------------------      -------------------------------------------
Net income                                15.0          13.5            34.7               13.9          11.5            42.6
============================================================================      ===========================================

RESULTS OF OPERATIONS

REVENUES. Revenues increased 21.9% to $12.6 million for the three-month period ended September 30, 2002 from $10.3 million for the same prior-year period. The increase in revenues was primarily due to strong U.S. and European channel sales and an increased demand for DVD-R publishing systems. Revenues increased 17.8% to $34.8 million for the nine-month period ended September 30, 2002 from $29.5 million for the same prior-year period. The increase in revenues was primarily due to the increase in sales within the photography industry, an increase in U.S. and European channel sales and the positive impact of a strengthened Euro on our European operations.

As of and for the nine months ended September 30, 2002, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $10,050,000, $342,000 and $4,014,000, respectively. As of and for the nine months ended September 30, 2001, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $9,218,000, $6,000 and $3,633,000, respectively. The growth is due to increasing penetration in the foreign markets of sales of CD-R and DVD-R products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GROSS PROFIT. Gross profit as a percent of revenues was 49.0% and 48.9% for the three- and nine- month periods ended September 30, 2002, respectively, compared to 47.8% and 50.0% for the same prior-year periods. The decrease in gross profit as a percent of revenues during the nine-month period ended September 30, 2002 was primarily due to the increased sales of Desktop CD/DVD publishing systems which carry a lower margin than our Producer Line of Products and increased depreciation during the year 2002 related to tooling for the Everest color printer.

OPERATING EXPENSES. Operating expenses during the three- and nine-month periods ended September 30, 2002 were $3.4 million or 26.7% of revenues and $10.0 million or 28.9% of revenues, respectively compared to $3.2 million or 30.7% of revenues and $10.2 million or 34.5% of revenues during the same prior year periods. The increase during the three-month period ended September 30, 2002 was primarily a result of an increase in research and development expenses due to enhancements made to our Everest printer. The decrease in percent during the nine-month period ended September 30, 2002 was primarily a result of the increased sales volume and lower overall research and development expenses associated with current projects. Research and development expense during the three- and nine-month periods ended September 30, 2002 were $852,000 or 6.8% of revenues and $2.7 million or 7.9% of revenues, respectively compared to $741,000 or 7.2% of revenues and $3.1 million or 10.5% of revenues during the same periods of 2001.

OTHER INCOME/(EXPENSE). The Company recognized interest income on cash investments of $189,000 and $625,000 during the three- and nine-month periods ended September 30, 2002 compared to $253,000 and $877,000 during the same prior year periods. Also included in other income, the Company recognized a gain/(loss) on currency exchange of $(29,000) and $(8,000) during the three- and nine-month periods ended September 30, 2002 compared to $197,000 and $(76,000) during the same prior year periods.

INCOME BEFORE INCOME TAXES. Income before income taxes during the three- and nine-month periods ended September 30, 2002 were $3.0 million or 23.6% of revenues and $7.6 million or 21.8% of revenues, respectively compared to $2.2 million or 21.5% of revenues and $5.4 million or 18.2% of revenues during the same prior year periods. The increase during the three-month period ended September 30, 2002 was primarily due to increased U.S. and European channel sales and increased demand for DVD-R publishing equipment. The increase during the nine-month period ended September 30, 2002 is the result of the increased sales into the wholesale photography market and increased U.S. and European channel sales.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and nine-month periods ended September 30, 2002 amounted to $1.1 million and $2.8 million, respectively or 36.5% of income before income taxes. The Company anticipates an effective tax rate of 36.5% for the remainder of 2002. Income tax expense for the three- and nine-month periods ended September 30, 2001 amounted to $819,000 and $2.0 million, respectively or 37% of income before income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement.

Current assets are $45.5 million as of September 30, 2002 compared to $38.8 million as of December 31, 2001. The allowance for doubtful accounts as a percentage of receivables was 9% and 12% as of September 30, 2002 and December 31, 2001, respectively. This decrease in percentage is due to the timing of sales in the quarter resulting in a higher accounts receivable balance as of September 30, 2002. Current liabilities are $6.5 million as of September 30, 2002 compared to $5.2 million as of December 31, 2001. This increase primarily reflects increased activity with our vendors.

Net cash provided by operating activities was $6.1 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease was primarily the result of timing of collection of trade accounts receivables. Net cash used in investing activities was $6.4 million and $11.1 million for the nine months ended September 30, 2002 and 2001, respectively. This decrease was primarily due to increased purchases of marketable securities during the third quarter 2001 compared to third quarter 2002 combined with payments made for tooling associated with new products introduced during 2001. Net cash provided by financing activities during the nine months ended September 30, 2002 was $267,000. This amount primarily reflected proceeds from stock option and warrant exercises. Net cash used in financing activities during the nine months ended September 30, 2001 was $217,000. This amount primarily reflected payments to purchase treasury stock, partially offset by proceeds from stock option and warrant exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Bernard P. Aldrich, the Company's Chief Executive Officer and Chief Financial Officer, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon such review, Mr. Aldrich believes the disclosure controls and procedures to be effective in ensuring that material information is made known to him by others within the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.


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

                          PART II -- OTHER INFORMATION


Item 1.           Legal Proceedings

                  Not Applicable.


Item 2.           Change in Securities and Use of Proceeds

                  Not Applicable.


Item 3.           Defaults Upon Senior Securities

                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Securities Holders

                  Not Applicable.


Item 5.           Other Information

                  Not Applicable.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      The following exhibits are included herein:

                           11.1     Calculation of Earnings Per Share
                           99.1     Certificate pursuant to 18 U.S.C.ss.1350

                  (b)      Reports on Form 8-K:

                                    Not applicable.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                                   RIMAGE CORPORATION
                                                   ------------------
                                                       Registrant


Date: November 12, 2002                  By:        /s/ Bernard P. Aldrich
      -----------------                             ----------------------
                                                      Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                         and President
                                                (Principal Executive Officer)
                                                (Principal Financial Officer)


Date: November 12, 2002                  By:         /s/ Robert M. Wolf
      -----------------                              ------------------
                                                       Robert M. Wolf
                                                          Treasurer
                                                (Principal Accounting Officer)

                                  CERTIFICATION

I, Bernard P. Aldrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rimage Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                             /s/ Bernard P. Aldrich
      -----------------                             ----------------------
                                                    President, Chief
                                                    Executive Officer and
                                                    Chief Financial Officer