Form 10-K
period 2002-12-31
RIMAGE CORP
filed 2003-03-31
CIK 892482

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


               {X} ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Indicate by checkmark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Act). YES___ NO_X_

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter was $48,324,932.

As of March 11, 2003, there were outstanding 8,740,190 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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

Rimage's operations during the past five years have been affected by the timing of the foregoing acquisition and subsequent phasing out of unprofitable operations, new product introductions and the expenses associated with development of such new products, and by changes in preferred formats for media storage. The shift from diskette to CD-R/DVD-R storage technologies precipitated the introduction of Rimage's CD-R products in 1995 and DVD-R products in 2000.

PRODUCTS

Rimage's products are designed to enable the automation of data distribution processes. In some cases this results in a reduction of labor and training costs for users of the products, in other cases it enables totally new and innovative applications. Rimage products provide compelling solutions for distribution of information on CDs and DVDs for just-in-time, on-demand and mass customization applications.

The principal benefits to users of Rimage's products include completely unattended operation, reduced operational costs, higher throughput than alternative systems, and higher quality. One of the essential elements of Rimage's marketing and development is to provide users with a path for upgrading to future enhancements and additional capabilities. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current as well as past products.

Sales of CD-R/DVD-R production equipment comprised 74%, 74%, and 79% of Rimage's revenue from operations during the 2002, 2001, and 2000 calendar years, respectively. Rimage's other major sources of revenue consist of consumables and maintenance contract sales.

Since the acquisition of Cedar, Rimage's CD-R and DVD-R products have been divided into two product lines: the Producer line of higher volume equipment for commercial CD-R, DVD-R production, and the Desktop line of lower cost products for office and other desktop applications. The Producer line of products continue to generate the majority of Rimage's revenue, contributing $28,300,000 or 61% of Rimage's revenue during the year ended December 31, 2002. The Desktop line contributed $6,094,000 or 13% of revenue during 2002. The balance of revenue was generated through sale of consumables and services.

THE PRODUCER LINE. The Producer CD-R/DVD-R product line consists of a growing family of products that cover a broad range of requirements for the publishing and duplication of CD-R's and DVD-R's. Each Producer Product incorporates CD-R or DVD-R recorders, or both, with Rimage's customized robotics, Rimage's thermal or re-transfer thermal printer for on-disc color printing, Rimage's unique publishing and handling software, and computer hardware components.

Rimage offers its Producer line of products in a variety of configurations to meet the varying needs of its commercial customers. The Producer Autostar provides industry leading speed and throughput for on-demand CD-R/DVD-R production utilizing up to four simultaneous data streams. The Autostar can contain any combination of CD-R/DVD-R recorders and provides for a capacity of 300 discs. The Protege system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders. The Amigo is the least costly member of the Producer family's full production machines and comes with one recorder. The Autostar, Protege and Amigo are all available with either Rimage's Everest or Prism printers.

The Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color and monochrome labels with quality similar to offset and silkscreen printing systems. Everest truly sets the standard in the industry, producing images on CD and DVD media that are permanent, indelible, and cover the full surface of the media. Rimage's Prism Printer provides high-speed, laser quality monochrome and spot color printing on standard CD-R/DVD-R media for in-house, customized printing. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

Rimage has recently announced a new product called DiscLab(TM), initially targeted at certain of our strategic markets. DiscLab combines the Everest printing technology with a new robotic solution that results in impressive speed, a small product size and footprint, and a unique media sorting capability.

THE DESKTOP LINE. Acquired through the acquisition of Cedar Technologies, Inc., Rimage's Desktop line of CD-R/DVD-R products features economical pricing, a compact "desktop" design, user-friendly software, customizable software tools, network compatibility and stand-alone plug-and-play units ideal for office environments. For low-volume users, the Desktop line of products offers single-drive and two-drive recorder units. Complete four-drive publishing systems are available for higher-volume users. The Desktop line also includes an Autoprinter, a 1200 dpi inkjet printer capable of full color printing on CD-R/DVD-R discs.

MARKETING AND DISTRIBUTION

Rimage utilizes the following principal means of distributing its products:
Direct sales using its own sales force, primarily in Europe; a two tier distribution system of distributor to value added reseller both in Europe and the U.S.; and distributor to end user in Asia Pacific and in some areas in Europe.

Rimage's sales force focuses primarily on building and supporting the distribution channel. In areas where Rimage sells directly into the market, Rimage's sales force supports these sales directly. Rimage sells its CD-R/DVD-R products within industry specific environments along with its consumables such as ribbons and maintenance contracts.

During 2002, Rimage derived 17% and 16% of its revenues from Optical Laser, Inc. (Huntington Beach, CA) and New Wave Technologies, Inc. (Gaithersburg, MD), respectively. Each of these customers is a third party distributor of Rimage. During 2001, Rimage derived 18% and 13% of its revenues from Optical Laser and New Wave Technologies, respectively.

Rimage conducts foreign sales and services through its U.S. operation and its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 39%, 40%, and 30% of Rimage's revenue for the years ended December 31, 2002, 2001, and 2000, respectively.

COMPETITION

Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Rimage is able to compete effectively in the sale of CD-R/DVD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that the quality printing capabilities for CD/DVD, its transporter mechanisms and its software differentiate its products from those of competitors.

MANUFACTURING

Rimage's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are stock "off-the-shelf" components and others are manufactured to Rimage's specifications. Rimage's employees at its facility in Edina, Minnesota conduct final assembly operations. Components include CD-R/DVD-R drives, circuit boards, electronics, electric motors, machined and molded parts, precision sheet metal assemblies, and other mechanical parts.

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

RESEARCH AND DEVELOPMENT

There are 28 people involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities engages in research and development of new products, and development of enhancements to existing products.

The microcomputer industry served by Rimage is subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD/DVD technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-R and DVD-R media. Rimage believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

Rimage's expenditures for engineering and development were $3,602,000, $3,901,000, and $3,551,000 in 2002, 2001, and 2000 (or 7.7%, 10.0%, and 7.1% of
revenues, respectively). Rimage anticipates maintaining its expenditures in research and development within the range of 7% to 8% of revenues during 2003.

PATENTS AND GOVERNMENT REGULATION

Rimage is the owner of seventeen patents, has six patents pending and has license rights to another ten patents. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for other products.

As the number of Rimage's products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement claims. In addition, although Rimage does not believe that any of its products infringe the rights of others, third parties may nonetheless assert infringement claims against Rimage in the future. Rimage may litigate such infringement claims or settle such claims through license or other royalty arrangement.

The FCC requires some of Rimage's equipment meet radio frequency emission standards. Rimage has the necessary certification.

EMPLOYEES

At December 31, 2002, Rimage had 140 full-time employees, of who 28 were involved in research and development, 54 in assembly, testing, repair and customer service, and 58 in sales, administration and management. None of Rimage's employees are represented by a labor union or are covered by a collective bargaining agreement. Rimage believes its relationship with employees is good.

ITEM 2. PROPERTIES

Rimage headquarters are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The operating lease contains a sixty-two month term for this facility ending September 30, 2003, which is owned by a related party (see note 9 to the consolidated financial statements). The operating lease also contains an option to renew for an additional five years upon agreement by both parties. The Company intends to exercise the five-year option. Rent is $7.59 per square foot per year, plus taxes and common area charges of $3.04 per square foot per year. This facility is used for manufacturing, engineering, service and sales. Rimage also leases a facility in Dietzenbach, Germany used for manufacturing, service and sales and a facility in Campbell, CA used for engineering.


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

                                                      Low     High
                                                      ---     ----
                  Calendar Year 2001:

                  1st Quarter................        $8.250  $12.000

                  2nd Quarter...............          7.250   10.000

                  3rd Quarter...............          6.000    8.940

                  4th Quarter...............          5.810    8.350


                  Calendar Year 2002:

                  1st Quarter................         7.300    9.590

                  2nd Quarter...............          7.360    9.600

                  3rd Quarter...............          7.600    9.380

                  4th Quarter...............          7.800   10.600


SHAREHOLDERS
At March 25, 2003, there were 101 record holders of Rimage's common stock, and management believes that there are approximately 2,200 beneficial holders of Rimage's common stock.

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

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2002. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

                        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                  Number of shares of common
                                   stock to be issued upon       Weighted-average exercise     Number of shares of common
                                   exercise of outstanding          price of outstanding        stock remaining available
                                    options, warrants and          options, warrants and        for future issuance under
   PLAN CATEGORY                          rights(2)                      rights(2)            equity compensation plans(1)
   ---------------------------- ------------------------------- ----------------------------- ------------------------------
   Equity compensation
   plans approved by
   stockholders:                         1,501,923                         $4.66                         555,749

   Equity compensation plans
   not approved by
   stockholders:                                 -                             -                               -

       (1) Excludes shares of common stock listed in the first column.
       (2) Does not include shares to be issued on June 30, 2003 under the Company's Employee Stock Purchase Plan which has as its purchase period July 1 to June 30 of each year. The purchase price for shares under the Employee Stock Purchase Plan is the lesser of (a) 85% of the fair market value of the common shares on the first business day of the purchase period or (b) 85% of the fair market value of the common shares on the last business day of the purchase period.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 000's (except per share data).

     CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                                  Year ended December 31
                                                                  ----------------------
                                                      2002       2001       2000      1999       1998
                                                      ----       ----       ----      ----       ----
         Revenues                                  $46,581    $38,894    $49,792   $41,355    $31,366
         Cost of Revenues                           23,986     19,668     23,254    20,305     15,372
         Gross Profit                               22,595     19,225     26,538    21,050     15,994
         Operating Expenses                         13,176     12,760     14,250    12,189      9,446
         Operating Income From
              Continuing operations                  9,419      6,465     12,288     8,861      6,548
         Other Income, Net                             760        972      1,017       490        352
         Income Tax Expense                          3,715      2,628      5,056     3,389      1,164
         Income From Continuing Operations           6,464      4,809      8,249     5,962      5,736
         Income (Loss) From Discontinued
              Operations                                 -          -          -       490      (484)
         Net Income                                  6,464      4,809      8,249     6,452      5,252
         Basic Net Income Per Share                  $0.74      $0.55      $0.98     $0.81      $0.71
         Diluted Net Income Per Share                $0.68      $0.51      $0.85     $0.68      $0.60
         Weighted Average Shares and Assumed
              Conversion Shares:
                  Basic                              8,703      8,701      8,417     7,974      7,384
                  Diluted                            9,497      9,509      9,673     9,477      8,776


     CONSOLIDATED BALANCE SHEET INFORMATION:

                                                                Balances as of December 31
                                                                --------------------------
                                                      2002       2001       2000      1999       1998
                                                      ----       ----       ----      ----       ----
         Cash and Cash Equivalents                 $17,339    $14,767    $21,225   $13,539     $7,488
         Marketable Securities                      18,998     13,343          -         -          -
         Trade Accounts Receivables, Net             6,644      5,008      9,013     6,190      5,238
         Inventories                                 3,042      3,625      2,936     2,644      1,981
         Net Assets of Discontinued Operations           -          -          -         -        587
         Current Assets                             47,337     38,783     35,744    23,333     15,981
         Property and Equipment, Net                 1,314      1,608        652       902        631
         Total Assets                               48,709     40,454     36,555    24,623     17,544
         Current Liabilities                         6,552      5,151      5,594     5,546      5,183
         Long-Term Liabilities                           -         68          -         -          -
         Stockholders' Equity                       42,157     35,235     30,961    19,077     12,361

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2002 and the percentage changes in these income and expense items between years are contained in the following table:

----------------------------------------------------------------------------------------------------------------------
                                                                                       Percent (%) Increase (Decrease)
                                                          Percentage (%) of Revenues          Between Periods
----------------------------------------------------------------------------------------------------------------------
                                                         2002        2001        2000   2002 vs. 2001   2001 vs. 2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                                100.0       100.0       100.0            19.8           (21.9)
Cost of revenues                                        (51.5)      (50.6)      (46.7)           21.9           (15.4)
----------------------------------------------------------------------------------------------------------------------
Gross profit                                             48.5        49.4        53.3            17.5           (27.6)
Operating expenses:
     Research and development                            (7.7)      (10.0)       (7.1)           (7.7)            9.9
     Selling, general and administrative                (20.6)      (22.8)      (20.4)            8.1           (12.8)
     Merger related costs                                   -           -        (1.1)              -          (100.0)
----------------------------------------------------------------------------------------------------------------------
Operating income                                         20.2        16.6        24.7            45.7           (47.4)
Other income, net                                         1.7         2.5         2.0           (21.8)           (4.5)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                               21.9        19.1        26.7            36.9           (44.1)
Income tax expense                                       (8.0)       (6.7)      (10.1)           41.4           (48.0)
----------------------------------------------------------------------------------------------------------------------
Net income                                               13.9        12.4        16.6            34.4           (41.7)
======================================================================================================================

RESULTS OF OPERATIONS
Rimage develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems.

On March 1, 2000, Rimage completed the acquisition of Cedar Technologies, Inc. ("Cedar"). This acquisition was accounted for using the pooling-of-interests method of accounting. Accordingly, all periods prior to the acquisition date have been restated to include the operations and balances of Cedar.

REVENUES. Revenues were $46.6 million, $38.9 million, and $49.8 million for 2002, 2001, and 2000, respectively, reflecting changes of 19.8%, (21.9)%, and 20.4%, respectively, over the prior years. The increase in revenues from 2001 to 2002 was primarily due to the addition of three distributors and thirty-eight value added resellers (VAR's) to the worldwide distribution channel, approximately $2 million of equipment sold to Kodak/Qualex during the second quarter 2002, and an overall sales increase through our existing sales channel partners. CD-R/DVD-R equipment only sales totaled $34.4 million during 2002, reflecting a 19.9% increase over 2001. Underlying economic conditions continue to be tough during 2002. The decrease in revenues from 2000 to 2001 was primarily the result of the absence of sales within the music-on-demand and photography industries during 2001. Revenues during 2001 were also negatively impacted by a noticeable slowdown in capital spending activities as a result of a weakened economy. CD-R/DVD-R equipment only sales totaled $28.7 million during 2001, reflecting a 26.6% decrease from 2000.

GROSS PROFIT. Gross profit as a percentage of revenues was 48.5%, 49.4%, and 53.3% during 2002, 2001, and 2000, respectively. The desktop line of products which carries lower gross profit levels compared to the producer line of products represented 13% of total sales during 2002 compared to 12% of total sales during 2001. This percentage increase coupled with reduced pricing of the desktop products during 2002 was the primary cause of the decrease in gross profit as a percentage of revenues from 2001 to 2002. The decrease was partially offset by foreign currency exchange rate fluctuations comparing 2002 to 2001. The decrease in gross profit as a percentage of revenues from 2000 to 2001 was primarily due to lower sales volumes and increased inventory reserves associated with the Producer 2000 line of products, which was replaced with the new Producer II line of products. The decrease in gross profit as a percentage of revenues was also due to increased European sales outside Germany. These sales carry a lower margin associated with selling through a distribution network. Rimage anticipates that its future gross profit percentages will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

OPERATING EXPENSES. Total operating expenses for 2002, 2001, and 2000 were $13.2 million, $12.8 million, and $14.2 million, respectively, representing 28.3%, 32.8%, and 28.6% of revenues, respectively. A non-recurring merger related expense of $541,000 is included in the results of operations for 2000. This non-recurring charge was related to acquisition expenses associated with the Cedar transaction. Excluding this non-recurring charge, the operating expenses for 2000 would have represented 27.5% of revenues.

Research and development expenses were $3.6 million, $3.9 million, and $3.6 million for 2002, 2001, and 2000, respectively, representing 7.7%, 10.0%, and 7.1% of revenues, respectively. The dollar decrease from 2001 to 2002 is primarily due to the Everest development costs incurred during 2001 partially offset by increased development materials needed to manage the increased number of projects Rimage undertook during 2002. One of the most significant of these projects included the development of the new DiscLab product introduced in March 2003. Rimage anticipates its research and development expenditures to be within the range of 7% to 8% of revenues during 2003.

Selling, general and administrative expenses were $9.6 million, $8.9 million, and $10.2 million for 2002, 2001, and 2000, respectively, representing 20.6%, 22.8%, and 20.4% of revenues, respectively. The increase in dollars from 2001 to 2002 was primarily the result of increased advertising expenses related to the desktop line of products and increased management bonuses. The decrease in dollars from 2000 to 2001 was primarily due to the reversal of $240,000 previously accrued for a vacated leased facility that was subleased in July of 2001 coupled with targeted workforce reductions and significantly reduced management bonuses.

OTHER INCOME, NET. For 2002, 2001, and 2000 interest income was $780,000, $1,111,000, and $1,088,000, respectively. While cash levels continued to increase from 2000 to 2002 effective yields have decreased creating lower than expected interest income levels. See "Liquidity and Capital Resources" below for a discussion of cash levels. Other income was negatively impacted by foreign currency transaction losses during 2002, 2001 and 2000.

INCOME BEFORE INCOME TAXES. For 2002, 2001, and 2000, income before income taxes were $10.2 million, $7.4 million, and $13.3 million, respectively, representing 21.9%, 19.1%, and 26.7% of revenues, respectively. The increase from 2001 to 2002 was primarily due to increased sales from new and existing distribution partners partially offset by slightly lower gross profit levels from sales of the desktop line of products. The decrease from 2000 to 2001 primarily represented the absence of CD-R related product sales into the music-on-demand and photography industries coupled with a noticeable slowdown in capital spending activities as a result of a weakened economy.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on income before income taxes. For 2002, 2001, and 2000, income tax expense amounted to $3.7 million, $2.6 and $5.1 million, respectively, representing 36.5%, 35.3%, and 38.0% of income before income taxes, respectively. The Company recognized increased benefits from research and development and foreign tax credits during 2001. The Company anticipates an effective tax rate of 36.5% during 2003.

NET INCOME. Net income was $6.5 million (or $0.68 per diluted share) for 2002, compared to $4.8 million (or $0.51 per diluted share) for 2001 and $8.2 million (or $0.85 per diluted share) for 2000. Excluding $541,000 of non-recurring charges in 2000, net income would have been $8.8 million (or $0.91 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES
Rimage expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from Rimage's existing credit agreement.

Current assets increased to $47.3 million as of December 31, 2002 from $38.8 million as of December 31, 2001, primarily reflecting normal operating activity. The Company intends on utilizing its current assets primarily for its recurring operating needs and to grow the Company's CD-R and DVD-R business. In addition, the Company may use its available cash for the repurchase of its common stock or for potential future acquisitions. The allowance for doubtful accounts and sales returns as a percentage of receivables decreased to 8.7% as of December 31, 2002 from 12.5% as of December 31, 2001, primarily reflecting decreased sales return activity. Current liabilities increased to $6.6 million as of December 31, 2002 from $5.2 million as of December 31, 2001 reflecting increased trade payable activity and increased deferred income as a result of added maintenance contract sales.

Net cash provided by operating activities was $8.2, $9.2 million, and $6.2 million during 2002, 2001, and 2000, respectively. The changes in cash flow from operating activities from 2000 through 2002 were primarily due to the timing of cash collections from our customers.

Net cash used in investing activities was $6.1 million, $14.9 million, and $337,000 during 2002, 2001, and 2000, respectively. Cash used in investing activities during 2002 and 2001 primarily reflected purchases of short-term investments. Investing activities during 2001 also included payments made towards tooling for the Everest printer. These tooling payments were capitalized and are being depreciated over 3 years. Cash used in investing activities during 2000 primarily reflected capital expenditures. At December 31, 2002 Rimage had no significant commitments to purchase additional capital equipment.

Net cash provided by (used in) financing activities was $379,000, $(700,000), and $1.8 million during 2002, 2001, and 2000, respectively. Cash provided by financing activities during 2002 and 2000 reflected proceeds from stock option exercises. Cash used in financing activities during 2001 primarily reflected cash payments to acquire Company stock netted with proceeds from stock option exercises.

Please refer to our lease footnote (note 9) for a detail of the Company's contractual cash obligations at December 31, 2002. The Company has a term note agreement with a bank. The agreement allows for advances under a revolving loan up to a maximum advance of $5,000,000 and is effective until June 30, 2003. No amounts have been outstanding since the establishment of the term note agreement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS. The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, the age of the receivable, the customer's financial condition and industry, and general economic conditions. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors. Results could be materially different if economic conditions worsened for the Company's customers.

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

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach. The adoption of SFAS 142 on January 1, 2002 did not have any impact on the financial position or results of operations of the Company.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 on January 1, 2002, did not have any impact on the financial position or results of operations of the Company.

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses the costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. The Company will account for any future exit or disposal activities after December 31, 2002 under SFAS 146.

SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Since the Company plans to continue to use APB 25 to account for stock options issued to employees and directors, this portion of SFAS 148 will not have any impact on the financial position or the results of operations of the Company. SFAS 148 also amends the disclosure requirements of SFAS 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company plans to adopt FIN 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN45 to have any impact on the financial position or results of operations of the Company.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables", provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The Company will adopt EITF 00-21 for qualifying transactions after June 30, 2003.

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

The Company makes its periodic and current reports available free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission at www.rimage.com.


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

                                            EXPECTED MATURITY OR TRANSACTION DATE
                                            -------------------------------------

                                                                           There-          Fair
                                        2003     2004     2005     2006    after   Total   Value
                                        ----     ----     ----     ----    -----   -----   -----
ANTICIPATED TRANSACTIONS AND
   RELATED DERIVATIVES                                 (US$ Equivalent in Thousands)

   Forward Exchange Agreements
     (Receive $US/Pay (euro))
     Contract Amount                   3,302        -        -        -        -   3,302     220
     Average Contractual
       Exchange Rate                  0.9824        -        -        -        -  0.9824

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS
                                             Page in Annual
                                            Report on Form 10-K
                                              For Year Ended
                                            December 31, 2002
                                            -----------------

Independent Auditors' Report ................       14

Consolidated Balance Sheets, as of
December 31, 2002 and 2001 ..................       15

Consolidated Statements of Operations,
for the years ended December 31, 2002,
2001 and 2000 ...............................       16

Consolidated Statements of Stockholders'
Equity and Comprehensive Income, for the
years ended December 31, 2002, 2001 and
2000 ........................................       17

Consolidated Statements of Cash Flows,
for the years ended December 31, 2002,
2001 and 2000 ...............................       18

Notes to Consolidated Financial
Statements ..................................    19-31

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP


Minneapolis, Minnesota
February 12, 2003

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                                                  December 31,       December 31,
                     Assets                                                           2002               2001
-------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                  $     17,339,135   $     14,767,126
    Marketable securities                                                            18,997,987         13,343,138
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $635,000 and $715,000, respectively                   6,643,613          5,008,176
    Inventories                                                                       3,041,828          3,624,701
    Prepaid expenses and other current assets                                           385,205            211,941
    Prepaid income taxes                                                                      -            764,523
    Deferred income taxes-current                                                       929,279          1,063,108
-------------------------------------------------------------------------------------------------------------------
              Total current assets                                                   47,337,047         38,782,713
-------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                           1,313,922          1,608,197
Deferred income taxes - non-current                                                      55,274             57,468
Other non-current assets                                                                  3,011              6,004
-------------------------------------------------------------------------------------------------------------------
              Total assets                                                     $     48,709,254   $     40,454,382
===================================================================================================================


                     Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                     $      2,590,299   $      2,102,178
    Accrued compensation                                                              1,287,585          1,095,554
    Accrued other                                                                     1,156,536            921,397
    Income tax payable                                                                  194,973                  -
    Deferred income and customer deposits                                             1,322,729          1,031,862
-------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               6,552,122          5,150,991

    Long-term liabilities                                                                     -             68,750
-------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                       6,552,122          5,219,741

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,719,411 and 8,635,537, respectively                  87,194             86,355
    Additional paid-in capital                                                       16,157,259         15,779,533
    Retained earnings                                                                26,134,084         19,670,369
    Accumulated other comprehensive loss                                               (221,405)          (301,616)
-------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                             42,157,132         35,234,641
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity             $     48,709,254   $     40,454,382
===================================================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2002, 2001 and 2000

                                                            2002               2001               2000
-------------------------------------------------------------------------------------------------------------
Revenues                                                  $ 46,581,069       $ 38,894,000       $ 49,792,051
Cost of revenues                                            23,985,704         19,669,148         23,254,042
-------------------------------------------------------------------------------------------------------------
          Gross profit                                      22,595,365         19,224,852         26,538,009
-------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                  3,602,117          3,901,147          3,550,534
   Selling, general and administrative                       9,574,110          8,858,804         10,157,956
   Merger related costs                                              -                  -            541,396
-------------------------------------------------------------------------------------------------------------
          Total operating expenses                          13,176,227         12,759,951         14,249,886
-------------------------------------------------------------------------------------------------------------

          Operating income                                   9,419,138          6,464,901         12,288,123
-------------------------------------------------------------------------------------------------------------

Other income:
   Interest, net                                               780,273          1,110,745          1,088,348
   Loss on currency exchange                                   (27,658)          (139,094)           (69,119)
   Other, net                                                    7,326                349             (1,803)
-------------------------------------------------------------------------------------------------------------
          Total other income, net                              759,941            972,000          1,017,426
-------------------------------------------------------------------------------------------------------------

Income before income taxes                                  10,179,079          7,436,901         13,305,549
Income tax expense                                           3,715,364          2,627,756          5,056,109
-------------------------------------------------------------------------------------------------------------
          Net income                                        $6,463,715         $4,809,145         $8,249,440
==============================================================================================================


-------------------------------------------------------------------------------------------------------------
          Net income per basic share                            $ 0.74             $ 0.55             $ 0.98
==============================================================================================================


-------------------------------------------------------------------------------------------------------------
          Net income per diluted share                          $ 0.68             $ 0.51             $ 0.85
==============================================================================================================


Basic weighted average shares outstanding                    8,702,552          8,701,248          8,416,730
==============================================================================================================

Diluted weighted average shares and
    assumed conversion shares                                9,496,723          9,509,155          9,673,384
==============================================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years Ended December 31, 2002, 2001, and 2000


                                                                                        Accumulated
                                        Common Stock       Additional                      other
                                  -----------------------   paid-in       Retained     comprehensive
                                     Shares     Amount      capital       earnings         loss           Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         7,962,358   $79,624    $12,611,700    $6,611,784       ($225,899)   $19,077,209

   Stock issued in warrant and stock
     option exercise                   690,927     6,909      1,753,236             -               -      1,760,145
   Income tax benefit from
     disqualifying dispositions of
     stock options                           -         -      1,954,677             -               -      1,954,677
   Comprehensive income:
     Net income                              -         -              -     8,249,440               -      8,249,440
     Translation adjustment                  -         -              -             -         (80,532)       (80,532)
                                                                                                      ---------------
   Total comprehensive income                                                                              8,168,908
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000         8,653,285    86,533     16,319,613    14,861,224        (306,431)    30,960,939

   Stock issued in warrant and stock
     option exercise                   121,247     1,212        258,512             -               -        259,724
   Repurchases of Company stock       (138,995)   (1,390)      (958,816)            -               -       (960,206)
   Income tax benefit from
     disqualifying dispositions of
     stock options                           -         -        160,224             -               -        160,224
   Comprehensive income:
     Net income                              -         -              -     4,809,145               -      4,809,145
     Translation adjustment                  -         -              -             -         (50,578)       (50,578)
     Unrealized gain from marketable
       securities                            -         -              -             -          55,393         55,393
                                                                                                      ---------------
   Total comprehensive income                                                                              4,813,960
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001         8,635,537    86,355     15,779,533    19,670,369        (301,616)    35,234,641

   Stock issued in warrant and stock
     option exercise                    83,874       839        377,726             -               -        378,565
   Comprehensive income:
     Net income                              -         -              -     6,463,715               -      6,463,715
     Translation adjustment                  -         -              -             -         158,278        158,278
     Unrealized loss from marketable
       securities                            -         -              -             -         (78,067)       (78,067)
                                                                                                      ---------------
   Total comprehensive income                                                                              6,543,926
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002         8,719,411   $87,194    $16,157,259   $26,134,084       ($221,405)    42,157,132
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001, and 2000

                                                                          2002                2001                2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                     $       6,463,715   $      4,809,145   $       8,249,440
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                       794,745            570,824             715,038
         Deferred income tax benefit                                         136,023            (36,049)           (210,090)
         Change in reserve for excess and obsolete inventories              (127,670)           298,670              16,000
         Change in allowance for doubtful accounts                           (79,561)           175,545             218,333
         (Gain) loss on sale of property and equipment                        (3,370)            30,977               9,073
         Changes in operating assets and liabilities:
           Trade accounts receivable                                      (1,555,876)         3,829,486          (3,043,966)
           Inventories                                                       710,543           (987,252)           (307,609)
           Prepaid income taxes                                              764,523            814,199             536,179
           Prepaid expenses and other current assets                        (173,264)               625             (12,827)
           Other non-current assets                                          (17,995)            42,491             (61,739)
           Trade accounts payable                                            488,121           (186,611)           (409,351)
           Income taxes payable                                              194,973                  -            (312,154)
           Accrued compensation                                              192,031           (350,573)            424,801
           Accrued other                                                     235,139             68,745             131,156
           Other non-current liabilities                                     (68,750)            68,750                   -
           Deferred income and customer deposits                             290,867             24,905             214,197
----------------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities                  8,244,194          9,173,877           6,156,481
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of marketable securities                                    (5,654,849)       (13,343,138)                  -
    Purchase of property and equipment                                      (497,532)        (1,550,907)           (336,532)
    Proceeds from the sale of property, equipment and intangibles              3,425                  -                   -
----------------------------------------------------------------------------------------------------------------------------

                Net cash used in investing activities                     (6,148,956)       (14,894,045)           (336,532)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from stock option exercise                                      378,565            259,724           1,760,145
    Cash payments to purchase treasury stock                                       -           (960,206)                  -
----------------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities          378,565           (700,482)          1,760,145
----------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                       98,206            (37,676)            (18,793)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       2,572,009         (6,458,326)          7,561,301

Cash and cash equivalents, beginning of year                              14,767,126         21,225,452          13,664,151
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                             $      17,339,135   $     14,767,126    $     21,225,452
============================================================================================================================

Supplemental disclosures of net cash paid during the period for:
    Income taxes                                                   $       2,619,846   $      1,849,606    $      5,005,025

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

                  Revenue Recognition

                  Revenue is recognized at the time of shipment on all equipment orders. The Company provides maintenance services under long-term maintenance contracts. Revenue associated with these contracts is deferred and recognized on a straight-line basis over the terms of the respective contracts.

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




                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  Cash Equivalents

                  All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

                  Marketable Securities

                  Marketable securities generally consist of U.S. Treasury,
                     asset-backed and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date. All marketable securities have maturities of twelve months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

                  Stock Based Compensation

                 The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2002, 2001 and 2000 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                                                           2002           2001            2000
                  -----------------------------------------------------------------------------------------------
                  Net income:
                    As reported                                          $6,463,715     $4,809,145     $8,249,440
                    Stock based employee compensation, net of tax          (529,565)      (762,616)      (704,249)
                    Proforma                                              5,934,150      4,046,529      7,545,191
                  -----------------------------------------------------------------------------------------------
                  Basic net income per share:
                    As reported                                               $0.74          $0.55          $0.98
                    Stock based employee compensation, net of tax            $(0.06)        $(0.08)        $(0.08)
                    Proforma                                                  $0.68          $0.47          $0.90
                  -----------------------------------------------------------------------------------------------
                  Diluted net income per share:
                    As reported                                               $0.68          $0.51          $0.85
                    Stock based employee compensation, net of tax            $(0.06)        $(0.08)        $(0.07)
                    Proforma                                                  $0.62          $0.43          $0.78
                  -----------------------------------------------------------------------------------------------



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

                  The Company capitalizes software development costs between the date when project technological feasibility is established (beta stage) and the date when the product is ready for normal production release. All other research and development costs related to software development are expensed as incurred. Software development costs are amortized over the estimated economic life of the product, which ranges from two to five years. Amortization expense is included in cost of goods sold. Included in other noncurrent assets are capitalized software costs of $121,675 and $367,836 as of December 31, 2002 and 2001,
                     respectively. Accumulated amortization at December 31, 2002 and 2001 was $121,675 and $367,836, respectively.

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

                  Net Income Per Share

                  Basic income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted income per share is calculated by dividing income by the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and computed using the treasury stock method.



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  Translation of Financial Statements in Foreign Currencies

                  The assets and liabilities for the Company's international subsidiary are translated into U.S. dollars using current exchange rates. The resulting translation adjustments are recorded in the foreign currency translation adjustment account in stockholders' equity. Statement of operations items are translated at average exchange rates prevailing during the period. Foreign currency transaction gains or losses are included in net income.

                  Comprehensive Income

                  Comprehensive income consists of the Company's net income, foreign currency translation adjustment, and unrealized holding gains (losses) from available-for-sale investments and is presented in the consolidated statements of stockholders' equity.

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

                  Marketable securities: The fair values are determined using uoted market prices.

                  Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forwards is $(220,000) and $11,000 at December 31, 2002 and 2001, respectively.

                  Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

3)       Marketable Securities

                  The amortized cost, gross unrealized holding gains, gross
                     unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2002 and 2001 were as follows:

                                                                             GROSS            GROSS
                                                                          UNREALIZED        UNREALIZED
                                                       AMORTIZED COST    HOLDING GAINS    HOLDING LOSSES     FAIR VALUE
                                                       --------------    -------------    --------------     ----------
           AT DECEMBER 31, 2002
               U.S. Treasury securities             $     10,849,707          22,526                -         10,872,233
               Asset-backed securities                     4,131,074               -          (47,743)         4,083,331
               Commercial paper                            1,944,038               -                -          1,944,038
               Corporate securities                        2,095,842           2,900             (357)         2,098,385
                                                    ----------------          ------          -------         ----------
           Total                                    $     19,020,661          25,426          (48,100)        18,997,987
                                                    ================          ======          =======         ==========

           AT DECEMBER 31, 2001
               U.S. Treasury securities             $     14,857,948          22,982             (713)        14,880,217
               Asset-backed securities                     4,114,917          10,401           (3,773)         4,121,545
               Commercial paper                              993,175               -                -            993,175
               Corporate securities                        3,109,960          28,299           (1,803)         3,136,456
                                                    ----------------          ------          -------         ----------
           Total                                    $     23,076,000          61,682           (6,289)        23,131,393
                                                    ================          ======           ======         ==========



4) Inventories

                  Inventories consist of the following as of December 31:

                                                                           2002               2001
-------------------------------------------------------------------------------------------------------
Finished goods and demonstration equipment                            $     668,154     $    1,179,963
Work-in-process                                                             480,293            495,245
Purchased parts and subassemblies                                         1,893,381          1,949,493
-------------------------------------------------------------------------------------------------------
                                                                      $   3,041,828     $    3,624,701
=======================================================================================================


5) Note Payable To Bank

                  The Company has a term note agreement (the Credit Agreement)
                     with a bank. The Credit Agreement allows for advances under a revolving loan based on various percentages of qualified asset (primarily accounts receivable and inventory) amounts, up to a maximum advance of $5,000,000 and is effective until August 1, 2003. There were no outstanding borrowings under this revolving loan as of December 31, 2002 or 2001.

                  The Credit Agreement contains various covenants pertaining to minimum tangible net worth and current, leverage and fixed charge coverage ratios. The Company is in compliance with all covenants at December 31, 2002.



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

6)       Income Taxes

                  The provision for income tax expense consists of the
                     following:

                                                                    Year ended December 31
                                                         ----------------------------------------------
                                                             2002             2001              2000
----------------------------------------------------------------------------------------------------------
Current:
   U.S. Federal                                        $    2,887,333        2,074,550        4,441,768
   State                                                      524,696          419,876          628,234
   Foreign                                                    167,312          169,379          196,197
----------------------------------------------------------------------------------------------------------
         Total current                                      3,579,341        2,663,805        5,266,199
----------------------------------------------------------------------------------------------------------

Deferred:
   U.S. Federal                                               117,789          (17,682)        (209,709)
   State                                                       18,234          (18,367)            (381)
----------------------------------------------------------------------------------------------------------
         Total deferred                                       136,023          (36,049)        (210,090)
----------------------------------------------------------------------------------------------------------

                                                       $    3,715,364        2,627,756        5,056,109
==========================================================================================================

                  Total tax expense differs from the expected tax expense,
                     computed by applying the federal statutory rate of 35% to earnings before income taxes as follows:

                                                                 Year ended December 31
                                                    -------------------------------------------------
                                                         2002              2001              2000
-------------------------------------------------------------------------------------------------------
Expected income tax expense                       $      3,562,678         2,602,915         4,656,942
State income taxes, net of federal tax effect              358,334           264,996           408,104
Extraterritorial income exclusion                         (102,000)         (136,000)         (179,725)
Foreign operation                                          (42,239)          (94,970)                -
Merger costs                                                     -                 -           189,489
Benefit of lower federal tax bracket                      (101,791)          (74,369)         (100,000)
Other, net                                                  40,382            65,184            81,299
-------------------------------------------------------------------------------------------------------

                                                  $      3,715,364         2,627,756         5,056,109
=======================================================================================================



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                                         2002               2001
------------------------------------------------------------------------------------------------------

Inventories                                                       $       316,000            392,000
Gross margin recognition on sale to foreign subsidiary                    252,000            298,000
Accounts receivable                                                       214,000            230,000
Accrued payroll                                                            56,000             68,000
Deferred maintenance                                                       50,000             42,000
Warranty accrual                                                           40,000             32,000
Fixed assets                                                               24,000              6,000
Amortization                                                               11,000             31,000
Other                                                                      22,000             22,000
------------------------------------------------------------------------------------------------------
         Total deferred tax assets                                $       985,000          1,121,000
======================================================================================================



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

                                                                              Weighted
                                         Shares                               average
                                        available           Options           exercise
                                        for grant         outstanding          price
-------------------------------------------------------------------------------------------------
Balance at December 31, 1999               64,734          1,700,985              $2.65
   Additional shares available            375,000                  -                  -
   Granted                               (250,000)           250,000              10.42
   Exercised                                    -            (437649)              2.29
   Canceled                                 2,275             (2,275)              8.01
-------------------------------------------------------------------------------------------------

Balance at December 31, 2000              192,009          1,511,061               4.04
   Additional shares available            245,000                  -                  -
   Granted                               (229,500)           229,500               7.28
   Exercised                                    -            (99,749)              2.03
   Canceled                                20,600            (21,687)              9.19
-------------------------------------------------------------------------------------------------

Balance at December 31, 2001              228,109          1,619,125               4.55
   Additional shares available                  -                  -                  -
   Granted                                (45,500)            45,500               8.40
   Exercised                                    -            (51,802)              3.29
   Canceled                               110,900           (110,900)              5.28
-------------------------------------------------------------------------------------------------

Balance at December 31, 2002              293,509          1,501,923               4.66



                                                                    (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  The following table summarizes exercise prices of exercisable options as of December 31, 2002:

        ================================================================
                                                             Weighted
                                       Number                Average
         Exercise Price Range        Of Options           Exercise Price
        ----------------------------------------------------------------
             $ 1.33     $ 1.33            524,425                $ 1.33

             $ 2.08     $ 2.75            381,748                $ 2.67

             $ 4.39     $ 6.50              7,200                $ 5.34

             $ 6.85    $ 10.00            573,550                $ 8.69

            $ 17.00    $ 17.00             15,000               $ 17.00
                                   ---------------         -------------
                                        1,501,923                $ 4.66
        ================================================================

                  The exercisable options have a weighted average contractual life of 6.7 years.

                  The following table calculates the fair market value of
                     options granted on the date of grant using the Black-Scholes option pricing model:

=========================================================================================
                                          2002               2001              2000
                                     ---------------    ---------------   ---------------
Number of Options Granted                    45,500            229,500           250,000

Fair Market Value of
  Options Granted                         $ 188,645          $ 950,485       $ 1,953,420

Volatility Range                      37.0 to 56.0%      54.4 to 94.6%     41.8 to 99.9%

Risk-free Interest Rate Range         2.78 to 4.50%      3.76 to 5.07%     5.73 to 6.46%

Expected Life of Options in Years               5.0                5.0               5.0
=========================================================================================



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

                  Employee Stock Purchase Plan

                  In February 2001, the Company's board of directors adopted, and our shareholders approved in May 2001, the Employee Stock Purchase Plan (ESPP). A total of 300,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at one year intervals, to contribute between 1 and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each one year period. At December 31, 2002, 30,259 shares have been issued under this plan.



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

8) Net Income Per Share

                  The components of net income per basic and diluted share are as follows:

                                                                            Weighted
                                                                         Average Shares  Per Share
                                                      Net Income          Outstanding      Amount
                                                      -----------        --------------   ---------
           2002:
               Basic                                   $ 6,463,715          8,702,552        $ 0.74
               Dilutive effect of stock options                  -            794,170          (.06)
                                                    --------------      -------------     ---------
               Diluted                                 $ 6,463,715          9,496,722        $ 0.68
                                                    ==============      =============     =========
           2001:
               Basic                                   $ 4,809,145          8,701,248        $ 0.55
               Dilutive effect of stock options                  -            807,907          (.04)
                                                    --------------      -------------     ---------
               Diluted                                 $ 4,809,145          9,509,155        $ 0.51
                                                    ==============      =============     =========
           2000:
               Basic                                   $ 8,249,440          8,416,730        $ 0.98
               Dilutive effect of stock options                  -          1,256,654          (.13)
                                                    --------------      -------------     ---------
               Diluted                                 $ 8,249,440          9,673,384        $ 0.85
                                                    ==============      =============     =========


9)       Leases

                  The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 2002 are:

                                                              Related          Third
                                                               party           party             Total
                                                             operating       operating         operating
                  Year ending December 31                     leases           leases           leases
                  --------------------------------------------------------------------------------------
                  2003                                     $    217,580         246,128          463,708
                  2004                                                -         182,826          182,826
                  2005                                                -          52,500           52,500
                  --------------------------------------------------------------------------------------

                      Net minimum lease payments           $    217,580         481,454          699,034
                                                            ============    =============     ============

                  Rent expense under operating leases amounted to approximately
                     $689,000, $642,000, and $1,038,000, respectively, for the
                     years ended December 31, 2002, 2001, and 2000. The related party lease is for office space owned by two of the Company's directors. The lease expires September 30, 2003 and contains an option to renew for an additional five years upon mutual agreement by both parties. The Company believes the terms associated with the lease are equivalent to those that would be obtained in an arms-length transaction.



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

10)      Profit Sharing and Savings Plan

                  Rimage has a profit sharing and savings plan under Section
                     401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company matches a percentage of employees' contributions. Matching contributions totaled $171,290, $167,715, and $168,314 in 2002, 2001, and 2000,
                     respectively.


11)      Major Customers/Segment Information

                  The Company derived approximately $7,971,000 and $7,273,000 of its 2002 sales from two unaffiliated customers and had receivable balances of $967,000 and $560,000, respectively as of December 31, 2002. The Company derived approximately $6,993,000 and $5,229,000 of its 2001 sales from two unaffiliated customers and had receivable balances of $971,000 and $709,000, respectively as of December 31, 2001.

                  The Company's revenues from each of its principal geographic regions were as follows (in thousands):

                                                                             Year Ended December 31,
                                                           --------------------------------------------------------
                                                                  2002                 2001                  2000
                  =================================================================================================
                  North America                                $ 28,612             $ 23,525              $ 34,075
                  Europe                                         14,818               12,912                12,776
                  Asia/Latin America                              3,151                2,457                 2,941
                  -------------------------------------------------------------------------------------------------

                    Total                                      $ 46,581             $ 38,894              $ 49,792
                  =================================================================================================

                  Long-lived assets of the Company's U.S. and German operations were as follows (in thousands):

                                             December 31, 2002             December 31, 2001
                                         -------------------------      ------------------------
                  United States                  $ 1,192                       $ 1,515
                  Germany                            122                            93
                                         -------------------------      ------------------------
                    Total                        $ 1,314                       $ 1,608
                                         =========================      ========================



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES

12)      Commitments and Contingencies

                  The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


13)      Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

                                                        2002                                          2001
                                     --------------------------------------------  --------------------------------------------
                                      Fourth       Third     Second      First      Fourth       Third     Second      First
-------------------------------------------------------------------------------------------------------------------------------
Revenues                           $    11,830      12,555    12,310       9,886       9,398      10,296     9,004      10,196
Cost of revenues                         6,237       6,407     6,203       5,139       4,904       5,374     4,533       4,859
-------------------------------------------------------------------------------------------------------------------------------
       Gross profit                      5,593       6,148     6,107       4,747       4,494       4,922     4,471       5,337
-------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Research and development               860         852     1,013         878         811         741     1,076       1,273
    Selling, general and administrative  2,270       2,502     2,503       2,298       1,780       2,422     2,192       2,465
-------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses           3130       3,354     3,516       3,176       2,591       3,163     3,268       3,738
===============================================================================================================================

       Operating income                  2,463       2,794     2,591       1,571       1,903       1,759     1,203       1,599

Other income (expense):
    Interest, net                          155         189       223         213         234         253       293         330
    Gain (loss) on currency exchange       (20)        (29)       21           -         (63)        197       (52)       (221)
    Other, net                               -           5         1           2           2           4         7         (13)
-------------------------------------------------------------------------------------------------------------------------------
       Total other income                 135          165       245         215        173          455       248          96
===============================================================================================================================

Income before income taxes               2,598       2,959     2,836       1,786       2,076       2,214     1,451       1,695
Income tax expense                         948       1,080     1,035         652         644         819       520         644
-------------------------------------------------------------------------------------------------------------------------------
          Net income               $     1,650       1,879     1,801       1,134       1,432       1,395       931       1,051
===============================================================================================================================

Net income per basic share         $      0.19         0.22     0.21         0.13       0.17        0.16       0.11        0.12
===============================================================================================================================

Net income per diluted share       $      0.17         0.20     0.19         0.12       0.15        0.15       0.10        0.11
===============================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, executive officers, promoters and control persons of the Company is set forth under "Election of Directors" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed by April 30, 2003 and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by the directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed by April 30, 2003, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of directors and executive officers of the Company is set forth in the section entitled "Board Committee and Actions" under "Election of Directors" and the sections entitled "Summary Compensation Table", "Stock Options", and "Retirement Savings Plan" under "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed by April 30, 2003, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed by April 30, 2003, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the section entitled "Certain Transactions" under "Executive Compensation" in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed by April 30, 2003, and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Bernard P. Aldrich, and Chief Financial Officer, Robert M. Wolf, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  FINANCIAL STATEMENTS.  See Part II,    Item 8 of this report.

         (2)  FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                     Form 10-K
                                                                     ---------

         Independent Auditors' Report on Financial Statement Schedule...  34

         Schedule II - Valuation and Qualifying Accounts................  35

         (3) EXHIBITS. See Index to Exhibits on page 39 of this report.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year.

(c) See Exhibit Index and Exhibits.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
of Rimage Corporation:


Under date of February 12, 2003, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as included in Rimage Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                    /s/ KPMG LLP


Minneapolis, Minnesota
February 12, 2003

                                                                     SCHEDULE II


                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


Allowance for Doubtful Accounts
Receivable and Sales Returns:

                                                                             YEARS ENDED DECEMBER 31,
                                                                     2002              2001               2000
                                                                 --------------    --------------     --------------
     Balance at beginning of year                              $      714,943    $      539,398     $       321,065

          Write-offs and other adjustments                            (95,672)         (133,233)             (5,228)
          Recoveries                                                  (90,551)           (2,508)                  -
          Additions charged to costs and expenses                     106,662           311,286             223,561
                                                                 --------------    --------------     --------------

     Balance at end of year                                    $      635,382    $      714,943     $       539,398
                                                                 ==============    ==============     ==============


Reserve for Inventory Obsolescence:                                         YEARS ENDED DECEMBER 31,
                                                                     2002               2001                2000
                                                                 --------------     --------------      -------------

     Balance at beginning of year                              $      960,420     $      661,750      $      645,750

          Write-offs and other adjustments                           (653,049)           (99,330)            (55,184)
          Additions charged to costs of sales                         525,379            398,000              71,184
                                                                 --------------     --------------      -------------

     Balance at end of year                                    $      832,750     $      960,420      $      661,750
                                                                 ==============     ==============      =============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:   3/27/03                        RIMAGE CORPORATION

                                           By: /s/ Bernard P. Aldrich
                                               ----------------------
                                               Bernard P. Aldrich
                                               Chief Executive Officer


                                           By: /s/ Robert M. Wolf
                                               ----------------------
                                               Robert M. Wolf
                                               Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Bernard P. Aldrich and Robert
M. Wolf as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                                            TITLE                                  DATE
---------                                            -----                                  ----

/s/ Bernard P. Aldrich                Chief Executive Officer, President and               3/27/03
------------------------------        Director (principal executive officer)
         Bernard P. Aldrich


/s/ David J. Suden                    Chief Technical Officer & Director                   3/27/03
------------------------------
         David J. Suden


/s/ Robert M. Wolf                    Chief Financial Officer (principal financial         3/27/03
------------------------------        and accounting officer) and Corporate Secretary
         Robert M. Wolf


/s/ Ronald R. Fletcher                Director                                             3/27/03
------------------------------
         Ronald R. Fletcher


/s/ Thomas F. Madison                 Director                                             3/27/03
------------------------------
         Thomas F. Madison


/s/ Richard F. McNamara               Director, Chairman of the Board                      3/27/03
------------------------------
         Richard F. McNamara


/s/ Steven M. Quist                   Director                                             3/27/03
------------------------------
         Steven M. Quist


/s/ James L. Reissner                 Director                                             3/27/03
------------------------------
         James L. Reissner

                                 CERTIFICATIONS


I, Bernard P. Aldrich, certify that:

1. I have reviewed this annual report on Form 10-K of Rimage Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003                          /s/  Bernard P. Aldrich
                                        President and Chief Executive Officer

                                 CERTIFICATIONS


I, Robert M. Wolf, certify that:

1. I have reviewed this annual report on Form 10-K of Rimage Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003                                       /s/  Robert M. Wolf
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT

NO.         DESCRIPTION

3.1 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.2 Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-69550)).

3.3  Bylaws of Rimage Corporation (Incorporated herein by reference to Exhibit
     3.2 to the Company's Registration Statement on Form SB-2 (File No. 33-22558)).

10.1 Rimage Corporation 1992 Stock Option Plan, as amended * (Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.2 Rimage Corporation 2001 Stock Option Plan for Non-Employee Directors * (Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.3 Rimage Corporation 2001 Employee Stock Purchase Plan * (Incorporated by reference to exhibit of same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.4 Lease dated September 1, 1998, between Rimage Corporation and 7725 Washington Avenue Corporation (Incorporated by reference to exhibit of same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.5 Credit Agreement dated December 31, 1997 between Rimage Corporation and First Bank, National Association. (Incorporated by reference to Exhibit
     10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

21.1 Subsidiaries of Rimage Corporation.

23.1 Independent Auditors' Consent.

99.1 Certification Pursuant to 18 U.S.C. ss.1350

* Indicates a management contract or compensatory plan or arrangement

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