Form 10-Q
period 2003-03-31
RIMAGE CORP
filed 2003-05-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003; OR
                                                             --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

                         COMMISSION FILE NUMBER: 0-20728

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


          Common Stock outstanding at April 29, 2003 - 8,740,190 shares of $.01 par value Common Stock.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ___ NO _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                      FOR THE QUARTER ENDED MARCH 31, 2003

                           Description                                      Page
                           -----------                                      ----

PART I      FINANCIAL INFORMATION
------

  Item 1.   Unaudited Financial Statements

                Consolidated Balance Sheets as of
                  March 31, 2003 and December 31, 2002 ..................      3

                Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 2003 and 2002 ...............................      4

                Consolidated Statements of Cash Flows
                  for the Three Months Ended
                  March 31, 2003 and 2002 ...............................      5

                Condensed Notes to Consolidated
                  Financial Statements ..................................    6-8

  Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........   9-11

  Item 3.       Quantitative and Qualitative Disclosures about
                  Market Risk ...........................................     12

  Item 4.       Controls and Procedures..................................     12

PART II     OTHER INFORMATION ...........................................     13
-------

  Item 1-5. None
  Item 6.   Exhibits

SIGNATURES ..............................................................     14

CERTIFICATIONS ..........................................................  15-16

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                                              March 31,       December 31,
                     Assets                                                     2003             2002
--------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                              $ 10,672,649     $ 17,339,135
    Marketable securities                                                    26,440,690       18,997,987
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $609,000 and $635,000, respectively           6,233,149        6,643,613
    Inventories                                                               3,918,068        3,041,828
    Prepaid expenses and other current assets                                   336,867          385,205
    Deferred income taxes-current                                               929,279          929,279
--------------------------------------------------------------------------------------------------------
              Total current assets                                           48,530,702       47,337,047
--------------------------------------------------------------------------------------------------------

Property and equipment, net                                                   1,334,282        1,313,922
Deferred income taxes-noncurrent                                                 55,274           55,274
Other noncurrent assets                                                           2,485            3,011
--------------------------------------------------------------------------------------------------------
                        Total assets                                       $ 49,922,743     $ 48,709,254
========================================================================================================

      Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                 $  1,690,499     $  2,476,299
    Accrued compensation                                                      1,127,615        1,287,585
    Accrued other                                                             1,455,955        1,270,536
    Income tax payable                                                          489,912          194,973
    Deferred income and customer deposits                                     1,427,467        1,322,729
--------------------------------------------------------------------------------------------------------
              Total current liabilities                                       6,191,448        6,552,122
--------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 8,740,190 and 8,719,411, respectively          87,402           87,194
    Additional paid-in capital                                               16,177,076       16,157,259
    Retained earnings                                                        27,637,921       26,134,084
    Accumulated other comprehensive loss                                       (171,104)        (221,405)
--------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     43,731,295       42,157,132
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

                  Total liabilities and stockholders' equity               $ 49,922,743     $ 48,709,254
========================================================================================================

See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                  2003             2002
--------------------------------------------------------------------------
Revenues                                     $ 11,543,734     $  9,886,371
Cost of revenues                                5,808,747        5,139,298
--------------------------------------------------------------------------
          Gross profit                          5,734,987        4,747,073
--------------------------------------------------------------------------
Operating expenses:
   Research and development                       848,530          877,724
   Selling, general and administrative          2,633,758        2,298,023
--------------------------------------------------------------------------
          Total operating expenses              3,482,288        3,175,747
--------------------------------------------------------------------------
          Operating income                      2,252,699        1,571,326
--------------------------------------------------------------------------
Other income (expense):
   Interest                                       137,828          212,475
   Gain (loss) on currency exchange               (21,782)             151
   Other, net                                        (497)           2,197
--------------------------------------------------------------------------
          Total other income, net                 115,549          214,823
--------------------------------------------------------------------------
Income before income taxes                      2,368,248        1,786,149
Income tax expense                                864,411          651,944
--------------------------------------------------------------------------

          Net income                            1,503,837        1,134,205
==========================================================================

Net income per basic share                   $       0.17     $       0.13
==========================================================================

Net income per diluted share                 $       0.16     $       0.12
==========================================================================

Basic weighted average shares outstanding       8,726,760        8,646,243
==========================================================================

Diluted weighted average shares and
    assumed conversion shares                   9,483,421        9,454,027
==========================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                     2003             2002
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                              $  1,503,837     $  1,134,205
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                            212,092          177,631
            Change in reserve for excess and obsolete inventories                     51,500          (56,593)
            Change in allowance for doubtful accounts and sales returns              (26,106)          (2,064)
            Loss on sale of property and equipment                                     3,034               --
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                          436,570         (930,313)
                  Inventories                                                       (927,740)         555,651
                  Prepaid expenses and other current assets                           48,338          (91,484)
                  Prepaid income taxes                                                    --          429,109
                  Trade accounts payable                                            (785,800)         208,974
                  Accrued compensation                                              (159,970)        (187,939)
                  Accrued other                                                      185,419            5,255
                  Income tax payable                                                 294,939               --
                  Deferred income and customer deposits                              104,738           58,538
-------------------------------------------------------------------------------------------------------------

                         Net cash provided by operating activities                   940,851        1,300,970
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of marketable securities, net                                    (7,442,703)      (1,052,923)
        Purchase of property and equipment                                          (234,960)         (32,148)
        Other noncurrent assets                                                       14,914          (51,464)
-------------------------------------------------------------------------------------------------------------

                         Net cash used in investing activities                    (7,662,749)      (1,136,535)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Proceeds from stock option/warrant exercise                                   20,025           50,238
        Other noncurrent liabilities                                                      --          (68,750)
-------------------------------------------------------------------------------------------------------------

                         Net cash provided by (used in) financing activities          20,025          (18,512)
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               35,387           (9,374)
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                              (6,666,486)         136,549

Cash and cash equivalents, beginning of period                                    17,339,135        4,978,871
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $ 10,672,649     $  5,115,420
=============================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                            $    491,400     $    209,743

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



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The Company applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's first quarter 2003 and 2002 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                                          Three Months Ended     Three Months Ended
                                                            March 31, 2003         March 31, 2002
          =========================================================================================
          Net income:
            As reported                                       $1,503,837             $1,134,205
            Stock based employee compensation, net of tax        (68,252)              (132,391)
            Proforma                                           1,435,585              1,001,814
          -----------------------------------------------------------------------------------------
          Basic net income per share:
            As reported                                       $     0.17             $     0.13
            Stock based employee compensation, net of tax     $    (0.01)            $    (0.02)
            Proforma                                          $     0.16             $     0.11
          -----------------------------------------------------------------------------------------
          Diluted net income per share:
            As reported                                       $     0.16             $     0.12
            Stock based employee compensation, net of tax     $    (0.01)            $    (0.01)
            Proforma                                          $     0.15             $     0.11
          -----------------------------------------------------------------------------------------

(2)  INVENTORIES

     Inventories consist of the following as of:

                                                        March 31,   December 31,
                                                          2003          2002
          ----------------------------------------------------------------------
          Finished goods and demonstration equipment  $ 1,111,594   $   668,154
          Work-in-process                                 426,204       480,293
          Purchased parts and subassemblies             2,380,269     1,893,381
          ----------------------------------------------------------------------
                                                      $ 3,918,068   $ 3,041,828
          ======================================================================


                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business during a period from transactions and other events from sources other than from shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000's):

                                                         Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                         2003          2002
                                                       -------       -------

Net income                                             $ 1,504       $ 1,134
Other comprehensive income (loss):
   Foreign currency translation adjustment                  31           (10)
   Net unrealized gains (losses) on securities              19           (51)
                                                       -------       -------
Total comprehensive income                             $ 1,554       $ 1,073
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

     As of March 31, 2003, the Company had forty outstanding foreign currency contracts totaling $4,189,000. These contracts mature in 2003 and bear rates between .9686 and 1.0989 U.S. Dollars per Euro. As of March 31, 2003 and December 31, 2002, the fair value of foreign currency contracts is $214,000 and $220,000 and is recorded in other current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations.

----------------------------------------------------------------------------------------------
                                                                                Percentage (%)
                                               Percentage (%) of Revenues  Increase/(Decrease)
                                             Three Months Ended March 31,     Between Periods
----------------------------------------------------------------------------------------------
                                                      2003           2002       2003 vs. 2002
----------------------------------------------------------------------------------------------
Revenues                                             100.0          100.0                16.8
Cost of revenues                                     (50.3)         (52.0)               13.0
----------------------------------------------------------------------------------------------
Gross profit                                          49.7           48.0                20.8
Operating expenses:
     Research and development                         (7.4)          (8.9)               (3.3)
     Selling, general and administrative             (22.8)         (23.2)               14.6
----------------------------------------------------------------------------------------------
Operating income                                      19.5           15.9                43.4
Other income, net                                      1.0            2.2               (46.2)
----------------------------------------------------------------------------------------------
Income before income taxes                            20.5           18.1                32.6
Income tax expense                                    (7.5)          (6.6)               32.6
----------------------------------------------------------------------------------------------
Net income                                            13.0           11.5                32.6
==============================================================================================

CRITICAL ACCOUNTING POLICIES.
-----------------------------

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

INVENTORY RESERVES. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. During the first quarter of 2003, obsolescence charges of approximately $115,000 were taken on Desktop inventory due to the anticipated introduction of the new Desktop line of products. Results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

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

RESULTS OF OPERATIONS
---------------------

REVENUES. Revenues increased 16.8% from $9.9 million during the first quarter of 2002 to $11.5 million during the first quarter of 2003. The increase was primarily due to the addition of two distributors during the second quarter of 2002, increased sales of higher value systems and consumables from the prior year's first quarter and the positive impact of the continued strengthening of the Euro on our European sales.

As of and for the three months ended March 31, 2003, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $4,288,000, $152,000 and $5,460,000, respectively. As of and for the three months ended March 31, 2002, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $3,161,000, $105,000 and $3,566,000, respectively. The revenue increase is primarily due to strong sales within the Northern European region and the positive impact of the continued strengthening of the Euro on our European operations.

GROSS PROFIT. Gross profit as a percent of revenues was 49.7% during the first quarter of 2003 compared to 48.0% of revenues during the same period of 2002. The increase was primarily due to increased volume of sales generated from our Producer Line of products which carry a higher margin and decreased volume of sales from our Desktop Line of products which carry a lower margin. The decreased sales of our Desktop Line of products were a result of the introduction of the new products within that line during May 2003.

OPERATING EXPENSES. Operating expenses during the first quarter of 2003 were $3.5 million or 30.2% of revenues compared to $3.2 million or 32.1% of revenues during the same prior year period. The dollar increase primarily reflects investments in sales and marketing programs aimed at strengthening Rimage's ability to penetrate its targeted markets. Research and development dollar expenditures remained relatively constant during the first quarter of 2003 at $849,000 or 7.4% of revenues, compared to $878,000, or 8.9% of revenues, during the first quarter of 2002.

OTHER INCOME. The Company recognized net interest income on cash investments of $138,000 during the first quarter of 2003 compared to $212,000 during the first quarter of 2002. The Company also

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

recognized a loss of $22,000 on currency exchange during the first quarter of 2003 compared to an almost zero impact during the first quarter of 2002.

INCOME BEFORE INCOME TAXES. Income before income taxes increased 32.6% to $2.4 million for the first quarter of 2003 from $1.8 million for the same prior year period. This increase is the result of increased U.S. and European channel sales of equipment and consumables and the positive effect of the strengthening Euro on our European operations during the first quarter of 2003.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on income before income taxes. Income tax expense for the first quarter of 2003 and 2002 amounted to $864,000 and $652,000, respectively or 36.5% of income before income taxes. The Company anticipates an effective tax rate of 36.5% for the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement that would allow borrowings up to $5 million. At March 31, 2003 there were no amounts outstanding under the credit agreement.

Current assets are $48.5 million as of March 31, 2003 as compared to $47.3 million as of December 31, 2002. The allowance for doubtful accounts and sales returns as a percentage of receivables remained stable at 9% as of March 31, 2003 and December 31, 2002. Current liabilities are $6.2 million as of March 31, 2003 as compared to $6.6 million as of December 31, 2002.

Net cash provided by operating activities was $941,000 and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. This decrease was primarily the result of stocking increased inventories to prepare for the upcoming release of the new Desktop Line of products and a decrease in accounts payables due to the timing of payments offset by a decrease in accounts receivables due to improved collection of receivables and the timing of receipts. Net cash used in investing activities was $7.7 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively. This increase was primarily due to purchases of marketable securities during the first quarter of 2003. Net cash provided by (used in) financing activities was $20,000 and $(19,000) during the three months ended March 31, 2003 and 2002, respectively. The net cashed provided by financing activities for the three months ended March 31, 2003 represented proceeds from stock option exercises. The net cash used in financing activities for the three months ended March 31, 2002 was primarily for long term debt repayment on tooling for the Everest printer offset by proceeds from stock option exercises.

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

ITEM 4. CONTROLS AND PROCEDURES

Bernard P. Aldrich, the Company's Chief Executive Officer and Robert M. Wolf, the Company's Chief Financial Officer, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon such review, Mr. Aldrich and Mr. Wolf believe the disclosure controls and procedures to be effective in ensuring that material information is made known to them by others within the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company's actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as other factors not now identified. These forward-looking statements are only made as of the date of this report. In addition to the risks the Company has articulated above, changes in market conditions, changes in our business and other factors may result in different or increased risks to our business in the future that are not foreseeable at this time.

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

        Not Applicable


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:

        EXHIBIT NO.        DESCRIPTION
        -----------        -----------
        11.1               Calculation of Income Per Share.
        99.1               Certification Pursuant to 18 U.S.C. ss.1350.

        (b)  Reports on Form 8-K:

             None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




                                                      RIMAGE CORPORATION
                                                          Registrant


Date:    May 12, 2003                    By:        /s/ Bernard P. Aldrich
      ------------------                            ----------------------
                                                      Bernard P. Aldrich
                                              Director, Chief Executive Officer,
                                                        and President
                                                (Principal Executive Officer)

Date:    May 12, 2003                    By:         /s/ Robert M. Wolf
      ------------------                            -------------------
                                                       Robert M. Wolf
                                                  Chief Financial Officer
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)

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

Date: May 12, 2003                                        /s/ Bernard P. Aldrich
      ------------                                        ----------------------
                                                          President and Chief
                                                          Executive Officer

                                  CERTIFICATION

I, Robert M. Wolf, certify that:

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

Date: May 12, 2003                                       /s/ Robert M. Wolf
      ------------                                       -----------------------
                                                         Chief Financial Officer