Form 10-Q
period 2003-06-30
RIMAGE CORP
filed 2003-08-14
CIK 892482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         JUNE 30, 2003; OR
         -----------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.



                         COMMISSION FILE NUMBER: 0-20728


                               RIMAGE CORPORATION
                 ---------------------------------------------
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

                                  952-944-8144
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
                 ---------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)


          Common Stock outstanding at August 7, 2003 - 9,063,712 shares of $.01 par value Common Stock.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ___ NO _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                               RIMAGE CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS
                       FOR THE QUARTER ENDED JUNE 30, 2003


                    Description                                             Page
                    -----------                                             ----

PART I        FINANCIAL INFORMATION
------

    Item 1.   Financial Statements

              Consolidated Balance Sheets
                as of June 30, 2003 (unaudited)
                and December 31, 2002 ...................................... 3

              Consolidated Statements of Operations
                (unaudited) for the Three and Six Months
                Ended June 30, 2003 and 2002 ............................... 4

              Consolidated Statements of Cash Flows
                (unaudited) for the Six Months
                Ended June 30, 2003 and 2002 ............................... 5

              Condensed Notes to Consolidated
                Financial Statements (unaudited) .......................... 6-9

    Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations ............ 10-14

    Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk ................................................ 15

    Item 4.   Controls and Procedures ...................................... 15



PART II       OTHER INFORMATION ............................................ 16
-------

    Item 1-3. None

    Item 4.   Submission of Matters to a Vote of Security Holders .......... 16

    Item 5.   None

    Item 6.   Exhibits ..................................................... 17

SIGNATURES ................................................................. 18

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)

                                                                             June 30,     December 31,
                    Assets                                                     2003           2002
------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                             $ 17,914,896    $ 17,339,135
    Marketable securities                                                   22,109,441      18,997,987
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $741,000 and $635,000, respectively          6,425,854       6,643,613
    Inventories                                                              4,045,484       3,041,828
    Prepaid expenses and other current assets                                  316,284         385,205
    Prepaid income taxes                                                       279,001              --
    Deferred income taxes-current                                              929,279         929,279
------------------------------------------------------------------------------------------------------
              Total current assets                                          52,020,239      47,337,047
------------------------------------------------------------------------------------------------------

Property and equipment, net                                                  1,266,533       1,313,922
Deferred income taxes-noncurrent                                                55,274          55,274
Other noncurrent assets                                                          1,958           3,011
------------------------------------------------------------------------------------------------------
                        Total assets                                      $ 53,344,004    $ 48,709,254
======================================================================================================


      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                $  2,289,501    $  2,476,299
    Accrued compensation                                                     1,267,780       1,287,585
    Accrued other                                                            1,287,250       1,270,536
    Income tax payable                                                              --         194,973
    Deferred income and customer deposits                                    1,508,555       1,322,729
------------------------------------------------------------------------------------------------------
              Total current liabilities                                      6,353,086       6,552,122
------------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 9,017,785 and 8,719,411, respectively         90,178          87,194
    Additional paid-in capital                                              17,667,768      16,157,259
    Retained earnings                                                       29,355,310      26,134,084
    Accumulated other comprehensive loss                                      (122,338)       (221,405)
------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                    46,990,918      42,157,132
------------------------------------------------------------------------------------------------------

Commitments and contingencies

                        Total liabilities and stockholders' equity        $ 53,344,004    $ 48,709,254
======================================================================================================



See accompanying condensed notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                                 2003            2002           2003            2002
-------------------------------------------------------------------------------------------------------
Revenues                                    $ 12,791,163    $ 12,309,527   $ 24,334,897    $ 22,195,898
Cost of revenues                               6,458,778       6,202,666     12,267,525      11,341,964
-------------------------------------------------------------------------------------------------------
          Gross profit                         6,332,385       6,106,861     12,067,372      10,853,934
-------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                      926,506       1,012,523      1,775,036       1,890,247
   Selling, general and administrative         2,822,941       2,503,244      5,456,699       4,801,267
-------------------------------------------------------------------------------------------------------
          Total operating expenses             3,749,447       3,515,767      7,231,735       6,691,514
-------------------------------------------------------------------------------------------------------

          Operating income                     2,582,938       2,591,094      4,835,637       4,162,420
-------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                 133,501         223,347        271,329         435,822
   Gain (loss) on currency exchange                9,190          21,007        (12,592)         21,158
   Other, net                                    (21,080)            494        (21,577)          2,691
-------------------------------------------------------------------------------------------------------
          Total other income, net                121,611         244,848        237,160         459,671
-------------------------------------------------------------------------------------------------------

Income before income taxes                     2,704,549       2,835,942      5,072,797       4,622,091
Income taxes                                     987,160       1,035,119      1,851,571       1,687,063
-------------------------------------------------------------------------------------------------------
          Net income                        $  1,717,389    $  1,800,823   $  3,221,226    $  2,935,028
=======================================================================================================

Net income per basic share                  $       0.20    $       0.21   $       0.37    $       0.34
=======================================================================================================

Net income per diluted share                $       0.18    $       0.19   $       0.34    $       0.31
=======================================================================================================

Basic weighted average shares outstanding      8,757,138       8,705,099      8,742,033       8,690,880
=======================================================================================================

Diluted weighted average shares and
    assumed conversion shares                  9,644,499       9,496,105      9,555,873       9,561,222
=======================================================================================================

See accompanying condensed notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                        Six months ended
                                                                                             June 30,
                                                                                       2003             2002
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net income                                                                 $  3,221,226    $  2,935,028
        Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                               455,908         375,387
            Change in reserve for allowance for doubtful accounts                       105,579         (21,999)
            Loss on sale of property and equipment                                       25,475             550
            Changes in operating assets and liabilities:
                  Trade accounts receivable                                             112,180      (1,275,607)
                  Inventories                                                        (1,003,656)        462,510
                  Prepaid income taxes                                                  745,178         764,523
                  Prepaid expenses and other current assets                              68,921         (82,227)
                  Trade accounts payable                                               (186,798)        635,082
                  Accrued compensation                                                  (19,805)       (308,939)
                  Accrued other                                                          16,714         470,171
                  Income taxes payable                                                 (194,973)        369,267
                  Deferred income and customer deposits                                 185,826         139,464
---------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities               3,531,775       4,463,210
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
        Purchase of marketable securities                                           (21,006,217)    (12,249,168)
        Maturity of marketable securities                                            17,894,763       2,000,000
        Purchase of property and equipment                                             (432,941)       (139,232)
        Other noncurrent assets                                                          14,794         (19,569)
---------------------------------------------------------------------------------------------------------------

                              Net cash used in investing activities                  (3,529,601)    (10,407,969)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities-
        Proceeds from stock option/warrant exercises                                    489,314         326,535
        Other non current liabilites                                                         --         (68,750)
---------------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                 489,314         257,785
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                  84,273          47,679
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    575,761      (5,639,295)

Cash and cash equivalents, beginning of period                                       17,339,135      14,767,126
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $ 17,914,896    $  9,127,831
===============================================================================================================

Supplemental disclosures of net cash paid during the period for:
        Income taxes                                                               $  1,170,827    $    481,796

Supplemental disclosures of non cash financing activities during the period for:
        Tax effect of disqualifying disposition of stock options                   $  1,024,179    $         --


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









                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


         The Company applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's three months ended and six month ended June 30, 2003 and 2002 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                                       Three Months      Three Months       Six              Six
                                                           Ended            Ended       Months Ended      Months Ended
                                                       June 30, 2003    June 30, 2002   June 30, 2003     June 30, 2002
=======================================================================================================================
               Net income:
                 As reported                             $1,717,389       $1,800,823       $3,221,226       $2,935,028
                 Stock based employee compensation,
                    net of tax                              (99,158)        (132,392)        (167,410)        (264,783)
----------------------------------------------------------------------------------------------------------------------
                 Proforma                                 1,618,231        1,668,431        3,053,816        2,670,245
----------------------------------------------------------------------------------------------------------------------
               Basic net income per share:
                 As reported                             $     0.20       $     0.21       $     0.37       $     0.34
                 Stock based employee compensation,
                    net of tax                           $    (0.01)      $    (0.02)      $    (0.02)      $    (0.03)
----------------------------------------------------------------------------------------------------------------------
                 Proforma                                $     0.19       $     0.19       $     0.35       $     0.31
----------------------------------------------------------------------------------------------------------------------
               Diluted net income per share:
                 As reported                             $     0.18       $     0.19       $     0.34       $     0.31
                 Stock based employee compensation,
                    net of tax                           $    (0.01)      $    (0.01)      $    (0.02)      $    (0.03)
----------------------------------------------------------------------------------------------------------------------
                 Proforma                                $     0.17       $     0.18       $     0.32       $     0.28
----------------------------------------------------------------------------------------------------------------------

(2)      INVENTORIES
         Inventories consist of the following as of:

                                                                  June 30,     December 31,
                                                                    2003           2002
     -------------------------------------------------------------------------------------
     Finished goods and demonstration equipment                 $ 1,082,849    $   668,154
     Work-in-process                                                412,721        480,293
     Purchased parts and subassemblies                            2,549,915      1,893,381
    --------------------------------------------------------------------------------------
                                                                $ 4,045,484    $ 3,041,828
    ======================================================================================



                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      COMPREHENSIVE INCOME
         Comprehensive income is defined as net income and other changes in shareholders' equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000's):

                                                      Three Months Ended     Six Months Ended
                                                           June 30,             June 30,
                                                      ------------------    -----------------
                                                       2003       2002       2003      2002
                                                      -------    -------    -------   -------
     Net income                                       $ 1,717    $ 1,801    $ 3,221   $ 2,935
     Other comprehensive income (loss):
        Foreign currency translation adjustment            65        110         96       100
        Net unrealized gains (losses) on securities       (16)       (21)         3       (72)
                                                      -------    -------    -------   -------
     Total other comprehensive income                 $ 1,766    $ 1,890    $ 3,320   $ 2,963
                                                      =======    =======    =======   =======

(4)     FOREIGN CURRENCY CONTRACTS
        The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are calculated at each period end and are recognized in net income(loss) in the period in which they arose. The fair value of forward foreign exchange contracts is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss.

          As of June 30, 2003, the Company had thirty-two outstanding foreign currency contracts totaling $3,576,000. These contracts mature in 2003 and bear rates between 1.0498 and 1.1801 U.S. Dollars per Euro. As of June 30, 2003, the fair value of foreign currency contracts is $141,000 and is recorded in other current liabilities.













                                                                     (Continued)

                       RIMAGE CORPORATION AND SUBSIDIARIES
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)      RECENT ACCOUNTING DEVELOPMENTS
         EITF 00-21, "Revenue Arrangements with Multiple Deliverables" provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its financial statements, as it does not lead to a change in the allocation of revenue between the different elements of a sale, when applied to the Company.

(6)      WARRANTY RESERVE
         Warranty reserve rollforward is as follows:

                                  Beginning            Warranty           Warranty           Changes In           Ending
Six Months Ended:                  Balance            Provisions           Claims            Estimates           Balance

       June 30, 2003              $ 170,000           $ 177,000         $ (159,000)          $ (29,000)         $ 159,000

       June 30, 2002              $ 110,000           $ 224,000         $ (224,000)          $   2,000          $ 112,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of operations. Percentage amounts may not total due to rounding.

-------------------------------------------------------------------------      -------------------------------------
                                         Percent (%)        Percent (%)             Percent (%)        Percent (%)
                                         of Revenues        Incr/(Decr)             of Revenues        Incr/(Decr)
                                      Three Months Ended      Between             Six Months Ended       Between
                                           June 30,           Periods                 June 30,           Periods
-------------------------------------------------------------------------      -------------------------------------
                                         2003        2002   2003 vs. 2002           2003        2002   2003 vs. 2002
-------------------------------------------------------------------------      -------------------------------------
Revenues                                 100.0       100.0           3.9            100.0       100.0           9.6
Cost of revenues                         (50.5)      (50.4)          4.1            (50.4)      (51.1)          8.2
-------------------------------------------------------------------------      -------------------------------------
Gross profit                              49.5        49.6           3.7             49.6        48.9          11.2
Operating expenses:
     Research and development             (7.2)       (8.2)         (8.5)            (7.3)       (8.5)         (6.1)
     Selling, general and admin          (22.1)      (20.3)         12.8            (22.4)      (21.6)         13.7
-------------------------------------------------------------------------      -------------------------------------
Operating income                          20.2        21.0          (0.3)            19.9        18.8          16.2
Other income, net                          1.0         2.0         (50.3)             1.0         2.1         (48.4)
-------------------------------------------------------------------------      -------------------------------------
Income before income taxes                21.1        23.0          (4.6)            20.8        20.8           9.8
Income tax expense                        (7.7)       (8.4)         (4.6)            (7.6)       (7.6)          9.8
-------------------------------------------------------------------------      -------------------------------------
Net income                                13.4        14.6          (4.6)            13.2        13.3           9.8
-------------------------------------------------------------------------      -------------------------------------

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

         REVENUE RECOGNITION. Revenue for product sales, including hardware and consumables, which are bundled together for shipment to the customer, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

               o Persuasive evidence of an arrangement exists - orders are received for all sales, and sales invoices are mailed on shipment.

               o Delivery has occurred. Product has been transferred to the customer or the customer's designated delivery agent.

               o The vendor's price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).

               o Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard net 30 days' terms.

          We accrue for warranty costs and sales returns at the time of shipment based upon past experiences.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Revenue for maintenance agreements is recognized on a straight line basis over the life of the contracts (commencing once the period covered by standard warranty expires) based on renewal prices.

         REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF 00-21, "Revenue Arrangements with Multiple Deliverables" provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its financial statements, as it does not lead to a change in the allocation of revenue between the different elements of a sale, when applied to the Company.

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

         INVENTORY RESERVES. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. During the three- and six-month periods ended June 30, 2003, obsolescence charges of approximately $25,000 and $140,000, respectively, were taken on Desktop inventory due to the anticipated introduction of the new Desktop line of products. Results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

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

         WARRANTY RESERVES. The Company's non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         product type, ranging from periods of six to twelve months. Warranty covers parts, labor, and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued at the time of sale based on analysis of historical claims experience, which includes labor and parts costs and the proportion of parts that can be re-used.


         RESULTS OF OPERATIONS
         ---------------------

         REVENUES. Revenues increased 3.9% to $12.8 million and 9.6% to $24.3 million for the three- and six-month periods ended June 30, 2003, respectively, from $12.3 million and $22.2 million for the same prior-year periods. The increase in revenues was primarily due to increased volume of producer line sales totaling $1.3 million and $2.4 million for the three- and six-month periods ended June 30, 2003 from our European operation offset by decreased desktop line sales of $115,000 and $634,000 for the three- and six-month periods ended June 30, 2003, respectively. The percentage increase for the three-month period ended June 30, 2003 was impacted by the $2.0 million sale to Kodak's Qualex wholesale photo finishing labs during the three-month period ended June 30, 2002. Without this sale, the percentage increase would have been 24.1% for the three-month period ended June 30, 2003. The increase in revenues was also due to the positive impact on our European operations of the weakening U.S. dollar.

         As of and for the six months ended June 30, 2003, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $8,992,000, $306,000 and $5,462,000, respectively. As of and for the six months ended June 30, 2002, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $6,453,000, $214,000 and $3,699,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R and DVD-R products.

         GROSS PROFIT. Gross profit as a percent of revenues was 49.5% and 49.6% for the three- and six- month periods ended June 30, 2003, respectively, compared to 49.6% and 48.9% for the same prior- year periods. The increase during the six-month period ended June 30, 2003 was primarily due to the larger percentage of producer line product sales, which generally carry a slightly higher margin than our desktop line of products.

         OPERATING EXPENSES. Selling, general and administrative expenses during the three- and six-month periods ended June 30, 2003 were $2.8 million or 22.1% of revenues and $5.5 million or 22.4% of revenues, respectively compared to $2.5 million or 20.3% of revenues and $4.8 million or 21.6% of revenues during the same prior year periods. These increases in expense are due to increased legal expenses, increased wages due to increased commissions paid on sales and increased co-op marketing program expenses offset by a decrease in advertising expenses during the three- and six-month periods ended June 30, 2003. Research and development expense during the three- and six-month periods ended June 30, 2003 were $927,000 or 7.2% of revenues and $1.8 million or 7.3% of revenues, respectively compared to $1.0 million or 8.2% of revenues and $1.9 million or 8.5% of revenues during the same periods of 2002. This decrease is due to lower development cost related to new product development during 2003 versus 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME/(EXPENSE). The Company recognized net interest income on cash investments of $134,000 and $271,000 during the three- and six-month periods ended June 30, 2003 compared to $223,000 and $436,000 during the same prior year periods. This decrease is due to a decrease in interest rates. Also included in other income, the Company recognized a $9,000 gain and $13,000 loss on foreign currency exchange for both the three- and six-month periods ended June 30, 2003 compared to a gain of $21,000 during the same prior year periods.

         INCOME BEFORE INCOME TAXES. Income before income taxes during the three- and six-month periods ended June 30, 2003 were $2.7 million or 21.1% of revenues and $5.1 million or 20.8% of revenues, respectively compared to $2.8 million or 23.0% of revenues and $4.6 million or 20.8% of revenues during the same prior year periods. The decrease for the three-month period ended June 30, 2003 is due primarily to the decrease in net interest income earned on cash investments. The increase for the six-month period ended June 30, 2003 is due to increased U.S. and European channel sales of equipment and consumables and the positive effect of the strengthening Euro on our European operation offset by the decrease in net interest income earned on cash investments.

         INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and six-month periods ended June 30, 2003 amounted to $1.0 million and $1.9 million or 36.5% of income before income taxes, respectively. The Company anticipates an effective tax rate of 36.5% for the remainder of 2003. Income tax expense for the three- and six-month periods ended June 30, 2002 amounted to $1.0 million and $1.7 million or 36.5%, of income before income taxes, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company's existing credit agreement. This credit agreement allows for advances under a revolving loan up to a maximum advance of $5,000,000. At June 30, 2003, there were no amounts outstanding under the credit agreement.

         Current assets are $52.0 million as of June 30, 2003 compared to $47.3 million as of December 31, 2002. The allowance for doubtful accounts as a percentage of receivables was 10% and 9% as of June 30, 2003 and December 31, 2002, respectively. Current liabilities remained relatively unchanged at $6.4 million as of June 30, 2003 compared to $6.6 million as of December 31, 2002.

         Net cash provided by operating activities was $3.5 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively. This decrease was primarily the result of stocking increased inventories to prepare for the release of the new Desktop Line of products and a decrease in accounts payables due to the timing of payments offset by a decrease in accounts receivables due to improved collection of receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Net cash used in investing activities was $3.5 million and $10.4 million for the six months ended June 30, 2003 and 2002, respectively. This decrease was primarily due to greater sales of marketable securities offsetting increased purchases of marketable securities and increased capital expenditures related to tooling and production setup for the new Desktop products during the first six months of 2003. Net cash provided by financing activities of $489,000 and $258,000 during the six months ended June 30, 2003 and 2002, respectively, reflected proceeds from stock option and warrant exercises.

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

         ITEM 4.      CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer, Bernard P. Aldrich, and the Company's Chief Financial Officer, Robert M. Wolf, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon such review, they have concluded that these disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

         (b)  Changes in Internal Control Over Financial Reporting

         There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the registrant's internal control over financial reporting.

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

                  Not Applicable.


Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Company's Annual Meeting of Stockholders' was held on May 21, 2003. Of the 8,740,190 shares outstanding and entitled to vote at the meeting, 7,582,420 shares were present, either in person or by proxy. The following describes the matters considered by the Company's shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

         1.       To elect six (6) directors of the Company for the coming year.

                           Nominee                   In Favor        Withheld
                           -------                   --------        --------

                           Bernard Aldrich           7,499,214         83,206
                           Lawrence Benveniste       7,512,514         69,906
                           Thomas Madison            7,455,164        127,256
                           Steven Quist              7,460,514        121,906
                           James Reissner            7,447,164        135,256
                           David Suden               7,512,514         69,906

         2.       Approval of the Amended and Restated 1992 Stock Option Plan.

                           In Favor      Against     Withheld   Broker Non-Vote
                           --------      -------     --------   ---------------

                           3,355,062     472,783       8,801        3,745,774


Item 5.           Other Information
                  -----------------

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits:

                           11.1     Calculation of Earnings Per Share.

                           31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

                           32 Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

                  (b)      Reports on Form 8-K:

                           On April 23, 2003, the Company furnished a Form 8-K reporting under Items 7 and 12 the issuance of a press release and statements of certain of its officers relating to the results of operations of the Company for the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------


In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.




                                              RIMAGE CORPORATION

Registrant





Date:   August 14, 2003                       By:  /s/ Bernard P. Aldrich
    -------------------                            ----------------------
                                                     Bernard P. Aldrich
                                                        Director,
                                                   Chief Executive Officer,
                                                       and President
                                                (Principal Executive Officer)



Date:   August 14, 2003                       By:  /s/ Robert M. Wolf
    -------------------                            ------------------
                                                     Robert M. Wolf
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                              (Principal Accounting Officer)