Form 10-Q
period 2003-09-30
RIMAGE CORP
filed 2003-11-13
CIK 892482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)
952-944-8144

(Registrant’s telephone number, including area code)
NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at October 30, 2003 - 9,108,446 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION FORM 10-Q TABLE OF CONTENTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	Description	Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	(unaudited) as of September 30, 2003 and
	December 31, 2002	3
	Consolidated Statements of Operations
	(unaudited) for the Three and Nine Months
	Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows
	(unaudited) for the Three and Nine Months
	Ended September 30, 2003 and 2002	5
	Condensed Notes to Consolidated
	Financial Statements (unaudited)	6-9
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-14
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	15
Item 4.	Controls and Procedures	15
PART II	OTHER INFORMATION	16
Item 1.	None
Item 2.	Changes in Securities and Use of Proceeds
Item 3-5.	None
Item 6.	Exhibits and Report on Form 8-K
SIGNATURES		18

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$20,467,551	$17,339,135
Marketable securities	22,968,387	18,997,987
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $868,000 and $635,000, respectively	7,463,803	6,643,613
Inventories	4,128,258	3,041,828
Prepaid expenses and other current assets	207,264	385,205
Deferred income taxes-current	929,279	929,279

Total current assets	56,164,542	47,337,047
Property and equipment, net	1,143,585	1,313,922
Deferred income taxes-noncurrent	55,274	55,274
Other noncurrent assets	1,432	3,011

Total assets	$57,364,833	$48,709,254

Liabilities and Stockholders' Equity

Current liabilities:
Trade accounts payable	$2,547,629	$2,476,299
Accrued compensation	1,718,254	1,287,585
Accrued other	1,188,903	1,270,536
Income tax payable	772,681	194,973
Deferred income and customer deposits	1,747,648	1,322,729

Total current liabilities	7,975,115	6,552,122
Stockholders' equity:
Common stock, $.01 par value, authorized 30,000,000 shares,
issued and outstanding 9,093,712 and 8,719,411 respectively	90,937	87,194
Additional paid-in capital	18,074,764	16,157,259
Retained earnings	31,334,889	26,134,084
Accumulated other comprehensive loss	(110,872)	(221,405)

Total stockholders' equity	49,389,718	42,157,132

Commitments and contingencies
Total liabilities and stockholders' equity	$57,364,833	$48,709,254

                                See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$13,791,009	$12,555,084	$38,125,906	$34,750,982
Cost of revenues	7,108,991	6,406,799	19,376,516	17,748,763

Gross profit	6,682,018	6,148,285	18,749,390	17,002,219

Operating expenses:
Research and development	867,125	851,679	2,642,161	2,741,926
Selling, general and administrative	2,797,940	2,502,621	8,254,639	7,303,888

Total operating expenses	3,665,065	3,354,300	10,896,800	10,045,814

Operating income	3,016,953	2,793,985	7,852,590	6,956,405

Other income (expense):
Interest	126,570	189,330	397,899	625,152
Loss on currency exchange	(12,414)	(29,023)	(25,006)	(7,865)
Other, net	(13,662)	4,931	(35,239)	7,622

Total other income, net	100,494	165,238	337,654	624,909

Income before income taxes	3,117,447	2,959,223	8,190,244	7,581,314
Income taxes	1,137,868	1,080,117	2,989,439	2,767,180

Net income	$1,979,579	$1,879,106	$5,200,805	$4,814,134

Net income per basic share	$0.22	$0.22	$0.59	$0.55

Net income per diluted share	$0.20	$0.20	$0.54	$0.51

Basic weighted average shares outstanding	9,066,835	8,712,285	8,872,558	8,698,020

Diluted weighted average shares and
assumed conversion shares	9,834,627	9,521,289	9,669,881	9,495,190

                                        See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$5,200,805	$4,814,134
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	696,611	576,363
Change in reserve for allowance for doubtful accounts
and sales returns	232,733	(35,040)
Loss on sale of property and equipment	41,401	1,622
Changes in operating assets and liabilities:
Trade accounts receivable	(1,052,923)	(2,055,508)
Inventories	(1,086,430)	659,104
Prepaid income taxes	—	764,523
Prepaid expenses and other current assets	177,941	(57,390)
Trade accounts payable	71,330	263,124
Accrued compensation	430,669	301,288
Accrued other	(81,633)	61,407
Income taxes payable	1,601,887	490,945
Deferred income and customer deposits	424,919	265,998

Net cash provided by operating activities	6,657,310	6,050,570

Cash flows from investing activities:
Purchases of marketable securities	(43,083,123)	(20,161,384)
Maturity of marketable securities	39,112,723	9,967,986
Purchase of property and equipment	(566,096)	(340,510)
Other noncurrent assets	14,749	(64,172)

Net cash used in investing activities	(4,521,747)	(10,598,080)

Cash flows from financing activities:
Proceeds from stock option and warrant exercises	897,069	335,635
Other noncurrent liabilities	—	(68,750)

Net cash provided by financing activities	897,069	266,885

Effect of exchange rate changes on cash	95,784	62,773

Net increase (decrease) in cash and cash equivalents	3,128,416	(4,217,852)

Cash and cash equivalents, beginning of period	17,339,135	14,767,126

Cash and cash equivalents, end of period	$20,467,551	$10,549,274

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,202,806	$1,394,381
Supplemental disclosures of non cash financing activities during the period for:
Tax effect of disqualifying disposition of stock options	$1,024,179	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in the Company’s most recent annual report on Form 10-K.

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

(2)   Marketable Securities

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

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)   Stock Based Compensation

The Company applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s three months ended and nine months ended September 30, 2003 and 2002 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Net income:
As reported	$1,979,579	$1,879,106	$5,200,805	$4,814,134
Stock based employee
compensation, net of tax	(128,586)	(132,392)	(295,996)	(397,175)

Proforma	1,850,993	1,746,714	4,904,809	4,416,959

Basic net income per share:
As reported	$0.22	$0.22	$0.59	$0.55
Stock based employee
compensation, net of tax	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Proforma	$0.20	$0.20	$0.55	$0.51

Diluted net income per share:
As reported	$0.20	$0.20	$0.54	$0.51
Stock based employee
compensation, net of tax	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Proforma	$0.19	$0.18	$0.51	$0.47

(4)   Inventories

Inventories consist of the following as of:

	September 30, 2003	December 31, 2002

Finished goods and demonstration equipment	$1,131,300	$668,154
Work-in-process	432,824	480,293
Purchased parts and subassemblies	2,564,134	1,893,381

	$4,128,258	$3,041,828

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)   Comprehensive Income

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events from sources other than from shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000‘s):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income	$1,979,579	$1,879,106	$5,200,805	$4,814,134
Other comprehensive income (loss):
Foreign currency translation adjustment	20,873	(10,241)	116,829	90,034
Net unrealized gains (losses) on securities	(9,407)	(19,268)	(6,296)	(91,433)

Total comprehensive income	$1,991,045	$1,849,597	$5,311,338	$4,812,735

(6)   Foreign Currency Contracts

The Company enters into forward foreign exchange contracts to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are calculated at each period end and are recognized in net income in the period in which they arose. The fair value of forward foreign exchange contracts is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss.

As of September 30, 2003, the Company had twenty-three outstanding foreign currency contracts totaling $3,392,000. These contracts mature in 2003 and 2004 and bear rates between 1.0783 and 1.1801 U.S. Dollars per Euro. As of September 30, 2003, the fair value of foreign currency contracts is $86,000 and is recorded in other current liabilities.

(7)   Recent Accounting Developments

EITF 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company.

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)   Warranty Reserve

Warranty reserve rollforward is as follows:

Nine Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Changes In Estimates	Ending Balance

September 30, 2003	$170,000	$233,000	$(205,000)	$(29,000)	$169,000
September 30, 2002	$110,000	$331,000	$(331,000)	$2,000	$112,000

(9)   Litigation

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations. Percentage amounts may not total due to rounding.

	Percent (%) of Revenues Three Months Ended September 30,		Percent (%) Incr/(Decr) Between Periods	Percent (%) of Revenues Nine Months Ended September 30,		Percent (%) Incr/(Decr) Between Periods

	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002

Revenues	100.0	100.0	9.8	100.0	100.0	9.7
Cost of revenues	(51.5)	(51.0)	11.0	(50.8)	(51.1)	9.2

Gross profit	48.5	49.0	8.7	49.2	48.9	10.3
Operating expenses:
Research and development	(6.3)	(6.8)	1.8	(6.9)	(7.9)	(3.6)
Selling, general and admin	(20.3)	(19.9)	11.8	(21.7)	(21.0)	13.0

Operating income	21.9	22.3	8.0	20.6	20.0	12.9
Other income, net	0.7	1.3	(39.2)	0.9	1.8	(46.0)

Income before income taxes	22.6	23.6	5.3	21.5	21.8	8.0
Income taxes	(8.3)	(8.6)	5.3	(7.8)	(7.9)	8.0

Net income	14.4	15.0	5.3	13.6	13.9	8.0

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments:

RevenueRecognition. Revenue for product sales, including hardware and consumables, which are bundled together for shipment to the customer, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.

•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent.

•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).

•	Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard net 30 days’ terms.

We accrue for warranty costs and sales returns at the time of shipment based upon past experiences.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires) based on renewal prices.

Revenue Arrangements with Multiple Deliverables. EITF 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company.

Allowance For Doubtful Accounts And Sales Returns. The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established by estimating the amounts that are potentially uncollectible based on a review of customer accounts, the age of the receivable, the customer’s financial condition and industry, and general economic conditions. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors. Results could be materially different if economic conditions worsened for the Company’s customers.

Inventory Reserves. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. During the three- and nine-month periods ended September 30, 2003, obsolescence charges of approximately $24,000 and $118,000, respectively, were taken on Desktop inventory due to the introduction of the new Desktop line of products at the end of the second quarter of fiscal year 2003. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

Deferred Tax Assets. The Company recognizes deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is uncertain. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Warranty Reserves. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship, and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor, and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued at the time of sale based on analysis of historical claims experience, which includes labor and parts costs and the proportion of parts that can be re-used.

Results of Operations

Revenues.     Revenues increased 9.8% to $13.8 million for the three-month period ended September 30, 2003 from $12.6 million for the same prior-year period. The increase in revenues was primarily due to increased volume of desktop line equipment sales totaling $769,000, increased volume of producer line equipment sales totaling $516,000 from our European operations and increased volume of aftermarket products sales totaling $487,000 offset by a decrease in volume of domestic producer line equipment sales of $292,000. Revenues increased 9.7% to $38.1 million for the nine-month period ended September 30, 2003 from $34.8 million for the same prior-year period. The increase in revenues was primarily due to the increased volume of aftermarket products sales totaling $2.5 million and increased volume of producer line equipment sales of $1.6 million from our European operations. The increase in revenues was also due to the positive impact on our European operations of the weakening U.S. dollar.

As of and for the nine months ended September 30, 2003, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $13,735,000, $471,000 and $5,438,000, respectively. As of and for the nine months ended September 30, 2002, foreign revenues from unaffiliated customers, operating earnings, and net identifiable assets were $10,050,000, $342,000 and $4,014,000, respectively. The growth is due to increasing penetration in the foreign markets of sales of CD-R and DVD-R products.

Gross profit.    Gross profit as a percent of revenues was 48.5% and 49.2% for the three- and nine- month periods ended September 30, 2003, respectively, compared to 49.0% and 48.9% for the same prior-year periods. The decrease in gross profit as a percentage of revenues for the three-month period ended September 30, 2003 was primarily due to the increased sales of our Desktop line of products, which carries a slightly lower margin than our producer line of products. The increase in gross profit as a percentage of revenues for the nine-month period ended September 30, 2003 was primarily due to increased sales of producer line products and aftermarket consumable products.

Operating expenses.    Selling, general and administrative expenses during the three- and nine-month periods ended September 30, 2003 were $2.8 million or 20.3% of revenues and $8.3 million or 21.7% of revenues, respectively compared to $2.5 million or 19.9% of revenues and $7.3 million or 21.0% of revenues during the same prior year periods. These increases in expense are due to increased wages due to increased commissions paid on sales, increased legal expenses and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased co-op marketing program expenses offset by a decrease in advertising expenses during the three- and nine-month periods ended September 30, 2003. Research and development expense during the three- and nine-month periods ended September 30, 2003 were $867,000 or 6.3% of revenues and $2.6 million or 6.9% of revenues, respectively compared to $852,000 or 6.8% of revenues and $2.7 million or 7.9% of revenues during the same periods of 2002.

Other income/(expense).     The Company recognized interest income on cash investments of $127,000 and $398,000 during the three- and nine-month periods ended September 30, 2003 compared to $189,000 and $625,000 during the same prior year periods. This decrease is due to a decrease in interest rates. Also included in other income, the Company recognized a loss on currency exchange of $12,000 and $25,000 during the three- and nine-month periods ended September 30, 2003 compared to losses of $29,000 and $8,000 during the same prior year periods.

Income before income taxes.     Income before income taxes during the three- and nine-month periods ended September 30, 2003 were $3.1 million or 22.6% of revenues and $8.2 million or 21.5% of revenues, respectively compared to $3.0 million or 23.6% of revenues and $7.6 million or 21.8% of revenues during the same prior year periods. The increase during the three- and nine-month period ended September 30, 2003 was primarily due to increased European channel sales and increased demand for DVD-R publishing equipment.

Income taxes.     The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and nine-month periods ended September 30, 2003 amounted to $1.1 million and $3.0 million, respectively, or 36.5% of income before income taxes. The Company anticipates an effective tax rate of 36.5% for the remainder of 2003. Income tax expense for the three- and nine-month periods ended September 30, 2002 amounted to $1.1 million and $2.8 million, respectively, or 36.5% of income before income taxes.

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company’s existing credit agreement. This credit agreement allows for advances under a revolving loan up to a maximum advance of $5,000,000. At September 30, 2003, there were no amounts outstanding under the credit agreement.

Current assets are $56.2 million as of September 30, 2003 compared to $47.3 million as of December 31, 2002. The allowance for doubtful accounts and sales returns as a percentage of receivables was 10% and 9% as of September 30, 2003 and December 31, 2002, respectively. Current liabilities are $8.0 million as of September 30, 2003 compared to $6.6 million as of December 31, 2002. This increase primarily reflects increased accruals for income tax and payroll.

Net cash provided by operating activities was $6.7 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively. This increase was primarily the result of timing

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of collection of trade accounts receivables offset by increased stocking of inventories for future orders and service requirements.

Net cash used in investing activities was $4.5 million and $10.6 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease was primarily due to greater maturities of marketable securities offsetting increased purchases of marketable securities and increased capital expenditures related to tooling and production setup for the new Desktop products during the first nine months of 2003. Net cash provided by financing activities of $897,000 and $267,000 during the nine months ended September 30, 2003 and 2002, respectively, reflected proceeds from stock option and warrant exercises.

The Company believes that inflation has not had a material impact on its operations or liquidity to date.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company has a policy of using forward exchange contracts to hedge net exposures related to its foreign currency-denominated monetary assets and liabilities. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. (See footnote 6.)

Item 4.   Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Bernard P. Aldrich, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such review, they have concluded that these disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)    Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Change in Securities and Use of Proceeds

At the meeting of the Company’s Board of Directors on September 16, 2003, the Board of Directors adopted resolutions declaring a dividend of one preferred share purchase right (a “Right”) for each outstanding Common Share of the par value of $.01 per share of the Company. The dividend was payable on October 6, 2003 to shareholders of record on that date.

Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series A Junior Participating Preferred Share, $.01 par value (the “Preferred Share”), of the Company at a price of $100.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”), dated as of September 17, 2003 between the Company and Wells Fargo Bank, National Association, as Rights Agent.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

11.1	Calculation of Earnings Per Share

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certifications pursuant to 18 U.S.C. ss.1350.

(b)	Reports on Form 8-K:

In the quarter covered by this report, the Company filed a Form 8-K dated September 17, 2003 reporting under Items 5 and 7 that the Company’s Board of Directors had declared a dividend of one preferred share purchase right for each share of the Company’s common stock outstanding as of October 6, 2003 and that the Company had entered into a Rights Agreement dated as of September 17, 2003 with Wells Fargo Bank, National Association, as Rights Agent.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by following persons on behalf of the registrant and on the dates indicated.

RIMAGE CORPORATION

(Registrant)
Date: November 12, 2003	/s/ Bernard P. Aldrich

Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer) (Principal Financial Officer)
Date: November 12, 2003	/s/ Robert M. Wolf

Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)