Form 10-K
period 2003-12-31
RIMAGE CORP
filed 2004-03-30
CIK 892482

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

               (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                                            PREFERRED STOCK
                                                            PURCHASE RIGHTS

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant's most recently completed second fiscal quarter was $84,282,467.

As of March 17, 2004, there were outstanding 9,257,682 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART..........................................................................3

Item 1.  Description of Business..............................................3

         General..............................................................3
         Products.............................................................3
         Marketing and Distribution...........................................4
         Competition..........................................................4
         Manufacturing........................................................4
         Research and Development.............................................5
         Patents and Government Regulation....................................5
         Employees............................................................5
Item 2.  Properties...........................................................5
Item 3.  Legal Proceedings....................................................5
Item 4.  Submission Of Matters To A Vote Of Security Holders..................6

PART II  .....................................................................6

Item 5.  Market For Common Equity And Related Stockholder Matters.............6
         Shareholders.........................................................6
         Dividends............................................................7
         Information Regarding Equity Compensation Plans......................7
Item 6.  Selected Financial Data..............................................8
Item 7.  Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations............................................9

         Overview.............................................................9
         Results of Operations................................................9
         Liquidity and Capital
         Resources...........................................................11
         Critical Accounting Policies........................................11
         New Accounting Pronouncements.......................................12
         Available Information...............................................13
         Cautionary Note Regarding Forward-Looking Statements................13
Item 7A. Quantitative And Qualitative Disclosures About Market Risk..........14
Item 8.  Financial Statements And Supplementary Data.........................15
Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure.................................30
Item 9A. Controls And Procedures.............................................30

PART III ....................................................................31

Item 10. Directors And Executive Officers Of The Registrant..................31
Item 11. Executive Compensation..............................................31
Item 12. Security Ownership Of Certain Beneficial Owners And Management......31
Item 13. Certain Relationships And Related Transactions......................31
Item 14. Principal Accountant Fees And Services..............................31

PART IV  ....................................................................32

Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K.....32

SIGNATURES................................................................   35

                               GENERAL INFORMATION
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL
Rimage Corporation ("Rimage") is a leading provider of CD recordable ("CD-R") and DVD recordable ("DVD-R") publishing systems required for producing discs with customized digital content on an on-demand basis. Rimage's publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging, banking and finance, government, and business offices.

Incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital storage production equipment since its inception. From 1987 until the introduction of its first CD-R production equipment in 1995, most of Rimage's products consisted of diskette and tape duplication equipment. Rimage also generated a significant portion of its revenue from CD-ROM and diskette duplication and production services from 1993 until 1999. From 1994 to 1997, Rimage also engaged in other lines of business, including development of browser and archiving software and distribution of CD-ROM stamping presses.

Since 1995, Rimage has focused its business on development and sale of its CD-R publishing systems. In 1997, Rimage ceased distribution activities for CD-ROM stamping presses and terminated browser and archiving software development. During the third quarter of 1998, Rimage ceased operations of its Minnesota services business and sold the equipment and inventory associated with that business. On June 30, 1999, Rimage ceased operations of its Colorado services business and sold all the assets associated with that business. The resources previously applied to these businesses were instead applied to development and sales of CD-R and DVD-R products for commercial applications.

On March 1, 2000, Rimage acquired Cedar Technologies, Inc. ("Cedar") and issued 497,496 shares of its common stock for all of the outstanding shares of Cedar. Cedar had developed and manufactured CD-R publishing and duplication equipment for desktop applications that sold at a lower price point than the higher volume systems sold by Rimage. Cedar products formed the basis for the introduction of Rimage's desktop line of products.


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

The principal benefits to users of Rimage's products include unattended operation, reduced labor costs, higher throughput than alternative systems, and higher quality. One of the essential elements of Rimage's marketing and development is to provide users with a path for future product upgrades for improved products or products with additional capabilities, such as drives with faster recording speeds. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts, and repair service to customers for current, as well as past products.

Sales of CD-R/DVD-R production equipment comprised 70%, 74%, and 74% of Rimage's revenue from operations during the 2003, 2002, and 2001 calendar years, respectively. Rimage's other major sources of revenue consist of consumables and maintenance contract sales.

Since the acquisition of Cedar, Rimage's CD-R and DVD-R products have been divided into two product lines: the Producer line of higher volume equipment for CD-R and DVD-R production, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of products continue to generate the majority of Rimage's revenue, contributing $31,133,000 or 58% of Rimage's revenue during the year ended December 31, 2003. The Desktop line contributed $6,403,000 or 12% of revenue during 2003. The balance of revenue was generated through sale of consumables, consisting of media, ribbons, and parts, and maintenance contract services. Consumables and services contributed $13,606,000 or 25% of revenue and $2,655,000 or 5% of revenue, in the years ended December 31, 2003 and 2002, respectively.

THE PRODUCER LINE. The Producer CD-R/DVD-R product line consists of a growing family of products that cover a broad range of applications for the publishing and duplication of CD-R's and DVD-R's. Each Producer Product incorporates CD-R or DVD-R recorders, or both, with customized robotics, a thermal or re-transfer thermal printer for on-disc color printing, software, and computer hardware components.

Rimage offers its Producer line of products in four basic configurations to meet the varying needs of its commercial customers. The Producer Autostar provides industry leading speed and throughput for on-demand CD-R/DVD-R production, utilizing up to four simultaneous data streams. The Autostar can contain any combination of CD-R/DVD-R recorders and provides for a capacity of 300 discs. The Protege system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders and the Amigo comes with one recorder. The Autostar, Protege and Amigo are all available with either Rimage's Everest or Prism printers. The Endeavor, introduced during 2003, combines Everest printing technology with a new robotic solution, a small product size and footprint, and a unique media sorting capability. The markets served by Rimage's Producer line of products include the banking, photography, medical and government industries. Prices of the Producer line of products range from $10,000 to $30,000.

The Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color and monochrome labels with quality similar to offset and silkscreen printing systems. Everest produces images on CD and DVD media that are permanent, indelible, and cover the full surface of the media. Rimage's Prism Printer provides high-speed, laser quality monochrome and spot color printing on standard CD-R/DVD-R media for in-house, customized printing. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

THE DESKTOP LINE. Acquired through the acquisition of Cedar Technologies, Inc., Rimage's Desktop line of CD-R/DVD-R products features economical pricing, a compact "desktop" design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. For low-volume users, the Desktop line of products offers a two-drive recorder unit. Complete four-drive publishing systems are available for higher-volume users. The Desktop line also includes an Autoprinter and a 4800dpi inkjet printer capable of full color printing on CD-R/DVD-R discs.


MARKETING AND DISTRIBUTION
Rimage utilizes the following principal means of distributing its products:
Direct sales using its own sales force, primarily in Europe; a two tier distribution system of distributors to value added reseller both in Europe and the U.S.; and distributor to end-user system in Asia Pacific and in some areas in Europe.

During 2003, Rimage derived 16% and 12% of its revenues from Distributors:
Optical Laser, Inc. (Huntington Beach, CA) and New Wave Technologies, Inc. (Gaithersburg, MD), respectively. During 2002, Rimage derived 17% and 16% of its revenues from Optical Laser and New Wave Technologies, respectively. During 2001, Rimage derived 18% and 13% of its revenues from Optical Laser and New Wave Technologies, respectively.

Rimage conducts foreign sales through its U.S. operation and its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 42%, 39%, and 40% of Rimage's revenue for the years ended December 31, 2003, 2002, and 2001, respectively.


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


MANUFACTURING
Rimage's manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage's specifications. Rimage's employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include CD-R/DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, and other mechanical parts.

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


RESEARCH AND DEVELOPMENT
There are 28 people involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products, and development of enhancements to existing products.

The industries served by Rimage are subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD/DVD technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-R and DVD-R media. Rimage believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

Rimage's expenditures for research and development were $3,766,000, $3,602,000, and $3,901,000 in 2003, 2002, and 2001 (or 7.0%, 7.7%, and 10.0% of revenues, respectively). Rimage anticipates maintaining its expenditures in research and development within the range of 7% to 8% of revenues during 2004.


PATENTS AND GOVERNMENT REGULATION
Rimage is the owner of thirteen patents and has thirteen patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for our products.

As the number of Rimage's products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe the rights of others, third parties may nonetheless assert infringement claims against Rimage in the future. Rimage may litigate such infringement claims or settle such claims through license or other royalty arrangement.

The FCC requires some of Rimage's equipment meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.


EMPLOYEES
At December 31, 2003, Rimage had 157 full-time employees, of which 28 were involved in research and development, 67 in assembly, testing, repair and customer service, and 62 in sales, administration and management. None of Rimage's employees are represented by a labor union or covered by a collective bargaining agreement. Rimage believes its relationship with employees is good.


ITEM 2. PROPERTIES

Rimage headquarters are located in a leased facility of 43,000 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rents this facility on a month-to-month basis, from a corporation owned by two former directors of the Company. Rent is $28,022 per month plus taxes and common area charges of $13,939 per month. This facility is used for manufacturing, engineering, service and sales. Rimage is currently assessing options to meet its demand for future space requirements. Rimage also leases a facility in Dietzenbach, Germany used for manufacturing, service and sales and a facility in Campbell, CA used for engineering.


ITEM 3. LEGAL PROCEEDINGS

Rimage is not a party to any litigation. However, Rimage may become subject to claims encountered in the normal course of business.

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

                                              Low      High
                                             -----    -----
                 Calendar Year 2002:
                 1st                         $7.30    $9.59
                 Quarter................
                 2nd                          7.36     9.60
                 Quarter...............
                 3rd                          7.60     9.38
                 Quarter...............
                 4th                          7.80    10.60
                 Quarter...............
                 Calendar Year 2003:
                 1st                          7.86     9.30
                 Quarter................
                 2nd                          8.95    12.99
                 Quarter...............
                 3rd                         12.02    15.68
                 Quarter...............
                 4th                         13.03    16.20
                 Quarter...............


SHAREHOLDERS
At March 29, 2004, there were 82 record holders of Rimage's common stock.

DIVIDENDS

Rimage has never paid or declared any cash dividends on its common stock. Rimage presently expects to retain its earnings to finance the development and expansion of its business. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage's continued earnings, financial condition, capital requirements and other relevant factors.


INFORMATION REGARDING EQUITY COMPENSATION PLANS
The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2003. Each of our equity compensation plans is an "employee benefit plan" as defined by Rule 405 of Regulation C of the Securities Act of 1933.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                               Number of shares of common
                                stock to be issued upon       Weighted-average exercise     Number of shares of common
                                exercise of outstanding          price of outstanding        stock remaining available
                                 options, warrants and          options, warrants and        for future issuance under
PLAN CATEGORY                          rights(1)                      rights(1)            equity compensation plans(2)
-----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
stockholders:                         1,304,661                         $5.99                         739,205

Equity compensation plans
not approved by
stockholders:                                --                            --                              --

       (1) Does not include shares to be issued on June 30, 2004 under the Company's Employee Stock Purchase Plan which has as its purchase period July 1 to June 30 of each year. The purchase price for shares under the Employee Stock Purchase Plan is the lesser of (a) 85% of the fair market value of the common shares on the first business day of the purchase period or (b) 85% of the fair market value of the common shares on the last business day of the purchase period.
       (2) Excludes shares of common stock listed in the first column.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 000's (except per share data).


CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION:

                                                      Year ended December 31
                                                      ----------------------
                                         2003       2002       2001       2000       1999
                                         ----       ----       ----       ----       ----
Revenues                               $53,797    $46,581    $38,894    $49,792    $41,355
Cost of Revenues                        27,399     23,986     19,669     23,254     20,305
Gross Profit                            26,398     22,595     19,225     26,538     21,050
Operating Expenses                      14,841     13,176     12,760     14,250     12,189
Operating Income From
     Continuing operations              11,557      9,419      6,465     12,288      8,861
Other Income, Net                          515        760        972      1,017        490
Income Tax Expense                       4,406      3,715      2,628      5,056      3,389
Income From Continuing Operations        7,666      6,464      4,809      8,249      5,962
Income (Loss) From Discontinued
     Operations                             --         --         --         --        490
Net Income                               7,666      6,464      4,809      8,249      6,452
Basic Net Income Per Share             $  0.86    $  0.74    $  0.55    $  0.98    $  0.81
Diluted Net Income Per Share           $  0.79    $  0.68    $  0.51    $  0.85    $  0.68
Weighted Average Shares and Assumed
     Conversion Shares:
         Basic                           8,931      8,703      8,701      8,417      7,974
         Diluted                         9,743      9,497      9,509      9,673      9,477

CONSOLIDATED BALANCE SHEET INFORMATION:

                                                Balances as of December 31
                                                --------------------------
                                     2003       2002       2001       2000       1999
                                     ----       ----       ----       ----       ----
Cash and Cash Equivalents          $26,742    $17,339    $14,767    $21,225    $13,539
Marketable Securities               21,855     18,998     13,343         --         --
Trade Accounts Receivables, Net      6,243      6,644      5,008      9,013      6,190
Inventories                          3,334      3,042      3,625      2,936      2,644
Current Assets                      59,849     47,337     38,783     35,744     23,333
Property and Equipment, Net          1,137      1,314      1,608        652        902
Total Assets                        61,024     48,709     40,454     36,555     24,623
Current Liabilities                  9,013      6,552      5,151      5,594      5,546
Long-Term Liabilities                   --         --         68         --         --
Stockholders' Equity                52,011     42,157     35,235     30,961     19,077

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2003 and the percentage changes in these income and expense items between years are contained in the following table:

-----------------------------------------------------------------------------------------------------
                                                                                      Percent (%)
                                                                                  Increase (Decrease)
                                                Percentage (%) of Revenues         Between Periods
-----------------------------------------------------------------------------------------------------
                                                                                 2003 vs.    2002 vs.
                                               2003        2002        2001        2002        2001
-----------------------------------------------------------------------------------------------------
Revenues                                      100.0       100.0       100.0        15.5        19.8
Cost of revenues                              (50.9)      (51.5)      (50.6)       14.2        21.9
-----------------------------------------------------------------------------------------------------
Gross profit                                   49.1        48.5        49.4        16.8        17.5
Operating expenses:
     Research and development                  (7.0)       (7.7)      (10.0)        4.5        (7.7)
     Selling, general and administrative      (20.6)      (20.6)      (22.8)       15.7         8.1
-----------------------------------------------------------------------------------------------------
Operating income                               21.5        20.2        16.6        22.7        45.7
Other income, net                               0.9         1.7         2.5       (32.2)      (21.8)
-----------------------------------------------------------------------------------------------------
Income before income taxes                     22.4        21.9        19.1        18.6        36.9
Income tax expense                             (8.2)       (8.0)       (6.7)       18.6        41.4
-----------------------------------------------------------------------------------------------------
Net income                                     14.2        13.9        12.4        18.6        34.4
=====================================================================================================

OVERVIEW
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as banking, medical, photography and government. Rimage anticipates increased sales and marketing expenditures as a result of increased resources focused on developing these markets. As approximately 94% of Rimage's sales occur within North America and Europe, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons and ink cartridges), maintenance contracts, blank CD-R and DVD-R media, and parts. Rimage's aftermarket sales (consumables, maintenance contracts, blank media, parts and service) represent approximately 30% of its consolidated revenues. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.


RESULTS OF OPERATIONS
REVENUES. Revenues were $53.8 million, $46.6 million, and $38.9 million for 2003, 2002, and 2001, respectively, reflecting changes of 15.5%, 19.8%, and (21.9)%, respectively, over the prior years. The increase in revenues from 2002 to 2003 was due to increased volume of aftermarket sales totaling $4.1 million, increased Producer line equipment sales totaling $2.6 million and increased Desktop line equipment sales, due to new product release during the year, totaling $464,000. The increase is offset by an increase in allowance for sales returns of $335,000 due to increased sales return activity as a result of planned new product introductions. Geographically, Rimage's European operation accounted for $5.1 million of the increase in consolidated sales from 2002 to 2003, of which $3.3 million (6% of consolidated revenues for 2003) related to the positive impact of the continued weakening dollar during 2003. The growth was in part facilitated by the addition of fifty-five value added resellers
(VARs) to the worldwide distribution channel during 2003.

The increase in revenues from 2001 to 2002 was primarily due to the increased producer line equipment sales of $4.9 million and increased volume of aftermarket sales totaling $1.7 million. Rimage's U.S. operation accounted for $5.8 million of the increase in consolidated sales from 2001 to 2002. The growth was in part facilitated by the addition of three distributors and thirty-eight VARs to the worldwide distribution channel and approximately $2 million of equipment sold to Kodak/Qualex during the second quarter 2002.

GROSS PROFIT. Gross profit as a percentage of revenues was 49.1%, 48.5%, and 49.4% during 2003, 2002, and 2001, respectively. The increase in gross profit as a percentage of revenues from 2002 to 2003 was primarily due to increased volume of sales of aftermarket products and Producer line equipment. Rimage generates slightly higher margins on these products as compared to our Desktop line of products. Also, Rimage's European operation increased sales within Germany by 48% from 2002 to 2003. Sales within Germany are made directly to customers instead of through distributors, thus generating higher gross profits. The increase was partially offset by foreign currency exchange rate fluctuations comparing 2003 to 2002.

The Desktop line of products, which carries lower gross profit levels compared to the Producer line of products, represented 13% of total sales during 2002 compared to 12% of total sales during 2001. This percentage increase coupled with reduced pricing of the desktop products during 2002 was the primary cause of the decrease in gross profit as a percentage of revenues from 2001 to 2002. The decrease was partially offset by foreign currency exchange rate fluctuations comparing 2002 to 2001.

Rimage anticipates that its future gross profit percentages will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

OPERATING EXPENSES. Research and development expenses were $3.8 million, $3.6 million, and $3.9 million for 2003, 2002, and 2001, respectively, representing 7.0%, 7.7%, and 10.0% of revenues, respectively. The dollar increase from 2002 to 2003 was primarily due to software enhancements made to the Company's entire product line and materials and resources required to develop our new Desktop line of products that included development of a new thermal inkjet CD/DVD label printer launched during June 2003.

The dollar decrease from 2001 to 2002 is primarily due to costs incurred to develop our Everest thermal retransfer CD/DVD label printer during 2001, partially offset by increased development materials needed to manage the increased number of projects Rimage undertook during 2002. One of the most significant of these projects included the development of the DiscLab product introduced in March 2003.

Rimage anticipates its research and development expenditures to be within the range of 7% to 8% of revenues during 2004. These expenditures will be made to develop new products and improve existing products.

Selling, general and administrative expenses for 2003, 2002, and 2001 were $11.1 million, $9.6 million, and $8.9 million, respectively, representing 20.6%, 20.6%, and 22.8% of revenues, respectively. The dollar increase from 2002 to 2003 was primarily due to an increase in expenses of $748,000 resulting from increased expenses such as commissions and co-op marketing funds relating to increased sales. The increase was also a result of additional services obtained to ensure compliance with the Sarbanes-Oxley regulation.

The increase in dollars from 2001 to 2002 was primarily the result of increased advertising expenses of $359,000 related to the Desktop line of products and increased management bonuses totaling $359,000.

OTHER INCOME, NET. For 2003, 2002, and 2001 Rimage recognized interest income on cash investments of $519,000, $780,000, and $1,111,000, respectively. While cash levels continued to increase from 2001 to 2003, effective yields have decreased creating declining interest income levels. See "Liquidity and Capital Resources" below for a discussion of cash levels. Other income was positively impacted by net foreign currency transaction gains during 2003 and negatively impacted by currency translation losses during 2002 and 2001 of ($28,000) and ($139,000), respectively.

INCOME BEFORE INCOME TAXES. For 2003, 2002, and 2001, income before income taxes were $12.1 million, $10.2 million, and $7.4 million, respectively, representing 22.4%, 21.9%, and 19.1% of revenues, respectively. The increase from 2002 to 2003 is primarily due to increased aftermarket and Producer line equipment sales, which also generated slightly higher margins as described above.

The increase from 2001 to 2002 was primarily due to increased sales from new and existing distribution partners partially offset by slightly lower gross profit levels from sales of the Desktop line of products.

INCOME TAXES. The provision for income taxes represents federal, state, and foreign income taxes on income. For 2003, 2002, and 2001, income tax expense amounted to $4.4 million, $3.7 million and $2.6 million, respectively, representing 36.5%, 36.5%, and 35.3% of income before income taxes, respectively. The Company recognized increased benefits from research and development and foreign tax credits during 2001. The Company anticipates an effective tax rate of between 36.5% and 37% during 2004.


LIQUIDITY AND CAPITAL RESOURCES
Rimage anticipates it will be able to maintain current operations including the anticipated cash requirements of its capital expenditures through its internally generated funds and, if required, from Rimage's existing credit agreement.

Current assets increased to $59.8 million as of December 31, 2003 from $47.3 million as of December 31, 2002, primarily reflecting increased cash levels. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions. Current liabilities increased to $9.0 million as of December 31, 2003 from $6.6 million as of December 31, 2002 reflecting timing of tax payments and increased deferred income as a result of added maintenance contract sales.

Net cash provided by operating activities was $11.9 million, $8.2 million, and $9.2 million during 2003, 2002, and 2001, respectively. The increase from 2002 to 2003 was primarily due to the timing of cash collections from our customers by reducing our days sales outstanding from 57 to 48 days and lower amounts being paid for our quarterly payments of estimated tax. The decrease from 2001 to 2002 was primarily due to the timing of cash collections from our customers and a conscious effort to reduce inventory.

Net cash used in investing activities was $3.6 million, $6.1 million, and $14.9 million during 2003, 2002, and 2001, respectively. Cash used in investing activities during 2003, 2002 and 2001 primarily reflected purchases of short-term investments. Investing activities during 2001 also included payments made towards tooling for the Everest printer. At December 31, 2003, Rimage had no significant commitments to purchase additional capital equipment.

Net cash provided by (used in) financing activities was $952,000, $379,000, and $(700,000) during 2003, 2002, and 2001, respectively. Cash provided by financing activities during 2003 and 2002 reflected proceeds from stock option exercises. Cash used in financing activities during 2001 primarily reflected cash payments to repurchase Company stock under a stock repurchase program approved by the Company's directors netted with proceeds from stock option exercises.

A summary of Rimage's contractual cash obligations at December 31, 2003 is as follows:

                                    -----------------------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
CONTRACTUAL OBLIGATIONS                   TOTAL          2004          2005          2006          2007          2008
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Operating leases                         781,496       326,742       278,165       176,589            --            --
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
TOTAL CONTRACTUAL CASH OBLIGATIONS
                                         781,496       326,742       278,165       176,589            --            --
----------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

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

REVENUE RECOGNITION. Revenue for product sales, which does not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

     o Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
     o Delivery has occurred. Product has been transferred to the customer or the customer's designated delivery agent.
     o The vendor's price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
     o Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard net 30 days' terms in the U.S. and Asia and net 60 days' terms in Europe.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).

EITF 00-21, "Revenue Arrangements with Multiple Deliverables" provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company, because the elements of the sale are clearly and separately stated and sufficient evidence of their fair value exists to account for the elements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS. The Company records a reserve for accounts receivable that are potentially uncollectible due to customer default. The reserve is estimated based on a review of customer accounts, the age of the receivables, customers' financial condition, and general economic conditions. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and allowances given to VARs for demo products. Distributors are provided strict guidelines for the return of product that limits returns. The Company reviews the distributors inventory to insure compliance to the Company's return policy.

INVENTORY RESERVES. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, physical inventory and cycle count adjustments, expected product lives and forecasted sales demand. During 2003, obsolescence charges of approximately $118,000 were taken on Desktop inventory due to the introduction of the new Desktop line of products at the end of the second quarter of fiscal year 2003. Results could be materially different if demand for the Company's products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

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


NEW ACCOUNTING PRONOUNCEMENTS
FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company plans to adopt FIN 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN45 to have any impact on the financial position or results of operations of the Company.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables", provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on the financial position or results of operations of the Company.

FIN 46, "Consolidation of Variable Interest Entities", was issued by the FASB in January 2003, and the interpretation was revised in December 2003 ("FIN 46-R"). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company's consolidated financial statements.


AVAILABLE INFORMATION
Rimage maintains a website at www.rimage.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.rimage.com and click on "Investor Relations," then click on "EDGAR Filings." A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Rimage Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.


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

EXCHANGE RATE SENSITIVITY. The table below summarizes information on foreign currency forward exchange agreements that are sensitive to foreign currency exchange rates. For these foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                                                EXPECTED MATURITY OR TRANSACTION DATE
                                                -------------------------------------
                                                                           There-          Fair
                                        2004     2005     2006     2007    after   Total   Value
                                        ----     ----     ----     ----    -----   -----   -----
ANTICIPATED TRANSACTIONS AND
   RELATED DERIVATIVES                              (US $ Equivalent in Thousands)
Forward Exchange Agreements
  (Receive $US/Pay (euro))
Contract Amount                        3,731       --       --       --       --   3,731     324
Average Contractual
  Exchange Rate                       1.1602       --       --       --       --  1.1602

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


FINANCIAL STATEMENTS

                                             Page in Annual
                                          Report on Form 10-K
                                             For Year Ended
                                            December 31, 2003
                                            -----------------
Independent Auditors' Report ................       16

Consolidated Balance Sheets, as of
December 31, 2003 and 2002...................       17

Consolidated Statements of Operations,
for the years ended December 31, 2003,
2002 and 2001................................       18

Consolidated Statements of Stockholders'
Equity, and Comprehensive Income for the
years ended December 31, 2003, 2002 and
2001 ........................................       19

Consolidated Statements of Cash Flows,
for the years ended December 31, 2003,
2002 and 2001 ...............................       20

Notes to Consolidated Financial
Statements ..................................    21-30

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG LLP


Minneapolis, Minnesota
February 13, 2004 except as to note 4, which is as of March 29, 2004.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                             December 31,       December 31,
                     Assets                                                      2003               2002
------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                $ 26,741,627       $ 17,339,135
    Marketable securities                                                      21,855,434         18,997,987
    Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $887,000 and $635,000, respectively             6,242,516          6,643,613
    Inventories                                                                 3,334,370          3,041,828
    Prepaid expenses and other current assets                                     473,053            385,205
    Deferred income taxes-current                                               1,202,329            929,279
------------------------------------------------------------------------------------------------------------
              Total current assets                                             59,849,329         47,337,047
------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                     1,137,446          1,313,922
Deferred income taxes - non-current                                                36,676             55,274
Other non-current assets                                                              906              3,011
------------------------------------------------------------------------------------------------------------
              Total assets                                                   $ 61,024,357       $ 48,709,254
============================================================================================================

      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------

Current liabilities:
    Trade accounts payable                                                   $  2,365,213       $  2,590,299
    Accrued compensation                                                        1,658,741          1,287,585
    Accrued other                                                               1,426,840          1,156,536
    Income taxes payable                                                        1,768,710            194,973
    Deferred income and customer deposits                                       1,793,725          1,322,729
------------------------------------------------------------------------------------------------------------
              Total current liabilities                                         9,013,229          6,552,122

Stockholders' equity:
    Common stock, $.01 par value, authorized 30,000,000 shares,
           issued and outstanding 9,110,246 and 8,719,411, respectively            91,102             87,194
    Additional paid-in capital                                                 18,156,735         16,157,259
    Retained earnings                                                          33,799,709         26,134,084
    Accumulated other comprehensive loss                                          (36,418)          (221,405)
------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                       52,011,128         42,157,132
------------------------------------------------------------------------------------------------------------

Commitments and contingencies

                   Total liabilities and stockholders' equity                $ 61,024,357       $ 48,709,254
============================================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2003, 2002 and 2001

                                                 2003             2002             2001
-------------------------------------------------------------------------------------------
Revenues                                     $ 53,797,164     $ 46,581,069     $ 38,894,000
Cost of revenues                               27,399,219       23,985,704       19,669,148
-------------------------------------------------------------------------------------------
          Gross profit                         26,397,945       22,595,365       19,224,852
-------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                     3,765,556        3,602,117        3,901,147
   Selling, general and administrative         11,075,879        9,574,110        8,858,804
-------------------------------------------------------------------------------------------
          Total operating expenses             14,841,435       13,176,227       12,759,951
-------------------------------------------------------------------------------------------

          Operating income                     11,556,510        9,419,138        6,464,901
-------------------------------------------------------------------------------------------

Other income (expense):
   Interest, net                                  518,846          780,273        1,110,745
   Gain (loss) on currency exchange                30,331          (27,658)        (139,094)
   Other, net                                     (33,836)           7,326              349
-------------------------------------------------------------------------------------------
          Total other income, net                 515,341          759,941          972,000
-------------------------------------------------------------------------------------------

Income before income taxes                     12,071,851       10,179,079        7,436,901
Income tax expense                              4,406,226        3,715,364        2,627,756
-------------------------------------------------------------------------------------------
          Net income                         $  7,665,625     $  6,463,715     $  4,809,145
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
          Net income per basic share         $       0.86     $       0.74     $       0.55
===========================================================================================

-------------------------------------------------------------------------------------------
          Net income per diluted share       $       0.79     $       0.68     $       0.51
===========================================================================================

Basic weighted average shares outstanding       8,931,084        8,702,552        8,701,248
===========================================================================================

Diluted weighted average shares and
    assumed conversion shares                   9,743,104        9,496,723        9,509,155
===========================================================================================

See accompanying notes to consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years Ended December 31, 2003, 2002, and 2001

                                                                                                      Accumulated
                                                Common Stock            Additional                        other
                                         --------------------------      paid-in         Retained     comprehensive
                                            Shares        Amount         capital         earnings         loss           Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              8,653,285    $     86,533    $ 16,319,613    $ 14,861,224   ($   306,431)   $ 30,960,939

   Stock issued in warrant and stock
     option exercise                        121,247           1,212         258,512              --             --         259,724
   Repurchases of Company stock            (138,995)         (1,390)       (958,816)             --             --        (960,206)
   Income tax benefit arising from
     exercising non-qualifying stock
     options                                     --              --         160,224              --             --         160,224
   Comprehensive income:
     Net income                                  --              --              --       4,809,145             --       4,809,145
     Translation adjustment                      --              --              --              --        (50,578)        (50,578)
     Unrealized gain from available-
       for-sale securities                       --              --              --              --         55,393          55,393
                                                                                                                       -----------
   Total comprehensive income                                                                                            4,813,960
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001              8,635,537          86,355      15,779,533      19,670,369       (301,616)     35,234,641

   Stock issued in warrant and stock
     option exercise                         83,874             839         377,726              --             --         378,565
   Comprehensive income:
     Net income                                  --              --              --       6,463,715             --       6,463,715
     Translation adjustment                      --              --              --              --        158,278         158,278
     Unrealized loss from available-
       for-sale securities                       --              --              --              --        (78,067)        (78,067)
                                                                                                                       -----------
   Total comprehensive income                                                                                            6,543,926
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002              8,719,411          87,194      16,157,259      26,134,084       (221,405)     42,157,132

   Stock issued in stock option
     exercise                               390,835           3,908         947,999              --             --         951,907
   Income tax benefit arising from
     exercising non-qualifying stock
     options                                     --              --       1,051,477              --             --       1,051,477
   Comprehensive income:
     Net income                                  --              --              --       7,665,625             --       7,665,625
     Translation adjustment                      --              --              --              --        178,298         178,298
     Unrealized gain from available-
       for-sale securities                       --              --              --              --          6,689           6,689
                                                                                                                       -----------
   Total comprehensive income                                                                                            7,850,612
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003              9,110,246    $     91,102    $ 18,156,735    $ 33,799,709   ($    36,418)     52,011,128
==================================================================================================================================

See accompanying notes to consolidated financial statements.

                       RIMAGE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002, and 2001

                                                                            2003             2002             2001
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                         $  7,665,625     $  6,463,715     $  4,809,145
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                        930,480          794,745          570,824
       Deferred income tax expense (benefit)                               (254,452)         136,023          (36,049)
       Change in allowance for doubtful accounts and sales returns          251,446          (79,561)         175,545
       Loss (gain) on sale of property and equipment                         28,404           (3,370)          30,977
       Changes in operating assets and liabilities:
           Trade accounts receivable                                        149,651       (1,555,876)       3,829,486
           Inventories                                                     (292,542)         582,873         (688,582)
           Prepaid income taxes                                                  --          764,523          814,199
           Prepaid expenses and other current assets                        (87,848)        (173,264)             625
           Other non-current assets                                          33,535          (17,995)          42,491
           Trade accounts payable                                          (111,086)         488,121         (186,611)
           Income taxes payable                                           2,625,214          194,973               --
           Accrued compensation                                             371,156          192,031         (350,573)
           Accrued other                                                    156,304          235,139           68,745
           Other non-current liabilities                                         --          (68,750)          68,750
           Deferred income and customer deposits                            470,996          290,867           24,905
---------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities                11,936,883        8,244,194        9,173,877
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of marketable securities                                  (52,470,170)     (30,285,191)     (17,374,496)
    Maturity of marketable securities                                    49,612,723       24,630,342        4,031,358
    Purchase of property and equipment                                     (781,650)        (497,532)      (1,550,907)
    Proceeds from the sale of property, equipment and intangibles             1,347            3,425               --
---------------------------------------------------------------------------------------------------------------------

                Net cash used in investing activities                    (3,637,750)      (6,148,956)     (14,894,045)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from stock option exercise                                     951,907          378,565          259,724
    Cash payments to purchase treasury stock                                     --               --         (960,206)
---------------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities         951,907          378,565         (700,482)
---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                     151,452           98,206          (37,676)
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      9,402,492        2,572,009       (6,458,326)

Cash and cash equivalents, beginning of year                             17,339,135       14,767,126       21,225,452
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                 $ 26,741,627     $ 17,339,135     $ 14,767,126
=====================================================================================================================

Supplemental disclosures of net cash paid during the period for:
    Income taxes                                                       $  1,808,754     $  2,619,846     $  1,849,606

See accompanying notes to the consolidated financial statements

                       RIMAGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION
Revenue for product sales, which does not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

     o Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
     o Delivery has occurred. Product has been transferred to the customer or the customer's designated delivery agent.
     o The vendor's price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
     o Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard net 30 days' terms in the U.S. and Asia and net 60 days' terms in Europe.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).


SALES RETURNS
An allowance for sales returns is recorded by the Company based upon an analysis of new product introductions, historical trends, and other factors. A return policy is in place with the Company's distributors to restrict the volume of returned products.


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


INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.


PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and depreciated on a straight-line basis over periods of two to seven years. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases. Repairs and maintenance costs are charged to operations as incurred.


                                                                     (Continued)

STOCK BASED COMPENSATION
The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's 2003, 2002 and 2001 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

                                                              2003              2002              2001
=========================================================================================================
Net income:
As reported                                             $   7,665,625     $   6,463,715     $   4,809,145
Stock based employee compensation, net of tax
Proforma                                                     (394,044)         (529,565)         (762,616)
                                                        -------------     -------------     -------------
                                                            7,271,581         5,934,150         4,046,529
---------------------------------------------------------------------------------------------------------
Basic net income per share:
As reported                                             $        0.86     $        0.74     $        0.55
Stock based employee compensation, net of tax
Proforma                                                $       (0.04)    $       (0.06)    $       (0.08)
                                                        -------------     -------------     -------------
                                                        $        0.82     $        0.68     $        0.47
---------------------------------------------------------------------------------------------------------
Diluted net income per share:
As reported                                             $        0.79     $        0.68     $        0.51
Stock based employee compensation, net of tax
Proforma                                                $       (0.04)    $       (0.06)    $       (0.08)
                                                        -------------     -------------     -------------
                                                        $        0.75     $        0.62     $        0.43
---------------------------------------------------------------------------------------------------------

The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model:

========================================================================================
                                           2003             2002              2001
                                      -------------    ---------------   ---------------
Number of Options Granted                  177,000           45,500           229,500

Fair Market Value of
  Options Granted                         $618,480         $188,645         $ 950,485

Volatility Range                      34.8 to 39.2%    37.0 to 56.0%     54.4 to 94.6%

Risk-free Interest Rate Range         2.30 to 2.98%    2.78 to 4.50%     3.76 to 5.07%

Expected Life of Options in Years              5.0              5.0               5.0
-----------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT COSTS
Research and development costs, including software development costs, are expensed at the time they are incurred.


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


NET INCOME PER SHARE
Basic income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted income per share is calculated by dividing income by


                                                                     (Continued)
the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and computed using the treasury stock method.


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


NEW ACCOUNTING PRONOUNCEMENTS
FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company plans to adopt FIN 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN45 to have any impact on the financial position or results of operations of the Company.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables", provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The adoption of EITF 00-21 on July 1, 2003 did not have any impact on the financial position or results of operations of the Company.

FIN 46, "Consolidation of Variable Interest Entities", was issued by the FASB in January 2003, and the interpretation was revised in December 2003 ("FIN 46-R"). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company's consolidated financial statements.


                                                                     (Continued)

2. MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2003 and 2002 were as follows:

                                           AMORTIZED           GROSS              GROSS
                                             COST            UNREALIZED         UNREALIZED
                                                           HOLDING GAINS      HOLDING LOSSES        FAIR VALUE
At December 31, 2003
         U.S. Treasury securities        $14,541,370              4,876             (1,367)         14,544,879
         Asset-backed securities           2,033,326              1,678            (19,448)          2,015,556
         Commercial paper                    998,472                 --                 --             998,472
         Corporate securities              4,298,251                774             (2,498)          4,296,527
                                         -----------        -----------        -----------         -----------

                   Total                 $21,871,419              7,328            (23,313)         21,855,434
                                         ===========        ===========        ===========         ===========

At December 31, 2002
         U.S. Treasury securities        $10,849,707             22,526                 --          10,872,233
         Asset-backed securities           4,131,074                 --            (47,743)          4,083,331
         Commercial paper                  1,944,038                 --                 --           1,944,038
         Corporate securities              2,095,842              2,900               (357)          2,098,385
                                         -----------        -----------        -----------         -----------

                   Total                 $19,020,661             25,426            (48,100)         18,997,987
                                         ===========        ===========        ===========         ===========

3. INVENTORIES

Inventories consist of the following as of December 31:

                                                      2003          2002
     ----------------------------------------------------------------------

     Finished goods and demonstration equipment    $  899,962    $  668,154
     Work-in-process                                  362,645       480,293
     Purchased parts and subassemblies              2,071,763     1,893,381
     ----------------------------------------------------------------------
                                                   $3,334,370    $3,041,828
     ======================================================================

4. CREDIT AGREEMENT

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million and a foreign exchange facility which allows for foreign exchange contracts up to an aggregate of $5 million. The Credit Agreement is effective until June 30, 2005. The outstanding principal balance of the note bears interest at a fluctuating rate per annum at one and one-half percent (1.50%) above LIBOR in effect from time to time. At December 31, 2003, the Credit Agreement was not in place. On March 29, 2004, there was no balance outstanding under this Credit Agreement.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets ratios.


5. INCOME TAXES

The provision for income tax expense (benefit) consists of the following:

                                               Year ended December 31
                                    ------------------------------------------
                                        2003            2002           2001
------------------------------------------------------------------------------

Current:
         U.S. Federal               $ 3,685,766       2,887,333      2,074,550
         State                          690,146         524,696        419,876
         Foreign                        284,766         167,312        169,379
------------------------------------------------------------------------------
                  Total current       4,660,678       3,579,341      2,663,805
------------------------------------------------------------------------------

Deferred:
         U.S. Federal                  (205,053)        117,789        (17,682)
         State                          (49,399)         18,234        (18,367)
------------------------------------------------------------------------------
                  Total deferred       (254,452)        136,023        (36,049)
------------------------------------------------------------------------------

                                    $ 4,406,226       3,715,364      2,627,756
==============================================================================

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 34% for 2003 and 35% for 2002 and 2001 to earnings before income taxes as follows:

                                                                  Year ended December 31
                                                 -------------------------------------------
                                                     2003            2002            2001
--------------------------------------------------------------------------------------------
Expected income tax expense                      $ 4,225,148       3,562,678       2,602,915
State income taxes, net of federal tax effect        422,893         358,334         264,996
Extraterritorial income exclusion                   (138,201)       (102,000)       (136,000)
Foreign operation                                     27,734         (42,239)        (94,970)
Benefit of lower federal tax bracket                (120,719)       (101,791)        (74,369)
Other, net                                           (10,629)         40,382          65,184
--------------------------------------------------------------------------------------------

                                                 $ 4,406,226       3,715,364       2,627,756
============================================================================================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, are presented below:

                                                             2003          2002
----------------------------------------------------------------------------------
Inventories                                               $  330,000       316,000
Accounts receivable                                          290,000       214,000
Gross margin recognition on sale to foreign subsidiary       273,000       252,000
Unrealized foreign exchange loss                             122,000            --
Deferred maintenance                                          71,000        50,000
Accrued payroll                                               66,000        56,000
Warranty accrual                                              50,000        40,000
Amortization                                                  10,000        11,000
Fixed assets                                                   6,000        24,000
Other                                                         21,000        22,000
----------------------------------------------------------------------------------
                  Total deferred tax assets               $1,239,000       985,000
----------------------------------------------------------------------------------


6. STOCKHOLDERS' EQUITY


STOCK OPTIONS
Rimage has a stock option plan that allows for the granting of options to purchase shares of common stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. Options under these plans may be either incentive stock options or non-qualified options. Pursuant to this plan, the following options are currently issued and outstanding:

                                                                             Weighted
                                           Shares                            average
                                         available           Options         exercise
                                         for grant         outstanding        price
-------------------------------------------------------------------------------------
Balance at December 31, 2000               192,008          1,511,061         $4.04
Additional shares available                245,000                 --            --
Granted                                   (229,500)           229,500          7.28
Exercised                                       --            (99,749)         2.03
Canceled                                    20,600            (21,687)         9.19
-------------------------------------------------------------------------------------

Balance at December 31, 2001               228,108          1,619,125         $4.55
Additional shares available                     --                 --            --
Granted                                    (45,500)            45,500          8.40
Exercised                                       --            (51,802)         3.29
Canceled                                   110,900           (110,900)         5.28
-------------------------------------------------------------------------------------

Balance at December 31, 2002               293,508          1,501,923         $4.66
Additional shares available                400,000                 --            --
Shares  eliminated  due to  plan
consolidation                              (25,000)                --            --
Granted                                   (177,000)           177,000          9.62
Exercised                                       --           (364,529)         2.16
Canceled                                     9,733             (9,733)         9.89
-------------------------------------------------------------------------------------

Balance at December 31, 2003               501,241          1,304,661         $5.99

The following table summarizes exercise prices of all outstanding options as of December 31, 2003:

     ==================================================================
                                                            Weighted
                                      Number                Average
        Exercise Price Range        Of Options           Exercise Price
     ------------------------------------------------------------------
          $ 1.33     $ 1.33            243,675                $ 1.33

          $ 2.08     $ 2.75            336,045                $ 2.67

          $ 6.50     $ 9.00            398,441                $ 7.83

         $ 10.00    $ 17.00            326,500               $ 10.63
                                -----------------       ---------------

                                     1,304,661                $ 5.99
     ==================================================================

The outstanding options have a weighted average contractual life of 6.6 years.


EMPLOYEE STOCK PURCHASE PLAN
In February 2001, the Company's board of directors adopted, and our shareholders approved in May 2001, the Employee Stock Purchase Plan (ESPP). A total of 300,000 common shares were reserved for issuance under the ESPP. The ESPP allows employees to elect, at one year intervals, to contribute between 1 and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at the lower of 85% of the fair market value on the first day or last day of each one year period. At December 31, 2003, 62,036 shares have been issued under this plan.


7. NET INCOME PER SHARE

The following table identifies the components of net income per basic and diluted share. A total of 6,274, 58,519, and 98,306 assumed conversion shares during 2003, 2002, and 2001, respectively, were excluded from the net income per share computation as their effect is anti-dilutive.

                                                             Weighted
                                                           Average Shares      Per Share
                                          Net Income        Outstanding         Amount
                                          ----------        ----------        ----------
2003:
  Basic                                   $7,665,625         8,931,084        $     0.86
  Dilutive effect of stock options                --           812,020              (.07)
                                          ----------        ----------        ----------
  Diluted                                 $7,665,625         9,743,104        $     0.79
                                          ==========        ==========        ==========
2002:
  Basic                                   $6,463,715         8,702,552        $     0.74
  Dilutive effect of stock options                --           794,170              (.06)
                                          ----------        ----------        ----------
Diluted                                   $6,463,715         9,496,722        $     0.68
                                          ==========        ==========        ==========
2001:
  Basic                                   $4,809,145         8,701,248        $     0.55
  Dilutive effect of stock options                --           807,907              (.04)
                                          ----------        ----------        ----------
  Diluted                                 $4,809,145         9,509,155        $     0.51
                                          ==========        ==========        ==========

8. LEASES

The future minimum lease payments excluding operating expenses and real estate taxes as of December 31, 2003 are:

                                                        Total
                                                      operating
            Year ending December 31                    leases
            ----------------------------------------------------

            2004                                 $    326,742
            2005                                      278,165
            2006                                      176,589
            ----------------------------------------------------

            Net minimum lease payments           $    781,496
                                                 ===============

Rent expense under operating leases amounted to approximately $840,000, $689,000, and $642,000 for the years ended December 31, 2003, 2002, and 2001, respectively, which includes rent expense to two former directors of $494,000, $450,000, and $439,000, respectively. The related party amounts represent rental payments for a facility. Effective January 1, 2004, the Company began making rental payments on a month-to-month basis. The Company is currently assessing options to meet its demand for future space requirements.


9. PROFIT SHARING AND SAVINGS PLAN

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company matches a percentage of employees' contributions. Matching contributions totaled $191,086, $171,290, and $167,715 in 2003, 2002, and 2001, respectively.


10. MAJOR CUSTOMERS/SEGMENT INFORMATION

The Company only had two customers that provided 10% or greater revenue. The Company derived approximately $8,379,000 and $6,276,000 of its 2003 sales from two unaffiliated customers and had receivable balances of $652,000 and $402,000, respectively as of December 31, 2003. The Company derived approximately $7,971,000 and $7,273,000 of its 2002 sales from two unaffiliated customers and had receivable balances of $967,000 and $560,000, respectively as of December 31, 2002.

The Company's revenues from each of its principal geographic regions were as follows (in thousands):

                                    Year Ended December 31,
                                -----------------------------
                                  2003       2002       2001
               ----------------------------------------------
               North America    $30,938    $28,612    $23,525
               Europe            19,888     14,818     12,912
               Other              2,971      3,151      2,457
               ----------------------------------------------

                 Total          $53,797    $46,581    $38,894
               ==============================================

The Company's revenues from each of its principal products and services were as follows (in thousands):

                                        Year Ended December 31,
                                    -----------------------------
                                      2003       2002       2001
           ------------------------------------------------------
           Equipment:
             Producer               $31,133    $28,385    $23,499
             Desktop                  6,403      6,066      4,708
                                    -------    -------    -------
                Total                37,536     34,451     28,207

           Consumables               13,606      9,902      8,436

           Maintenance Contracts      2,655      2,228      2,251
           ------------------------------------------------------

           Total                    $53,797    $46,581    $38,894
           ======================================================

Long-lived assets of the Company were located as follows (in thousands):

                           December 31, 2003     December 31, 2002
                           -----------------     -----------------
         North America     $             954     $           1,192
         Germany                         183                   122
                           -----------------     -----------------
           Total           $           1,137     $           1,314
                           =================     =================


11. COMMITMENTS AND CONTINGENCIES

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities: The fair values are determined using quoted market prices.

Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forwards is ($324,000) and ($220,000) at December 31, 2003 and 2002, respectively, and is recorded in other current liabilities.

Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.

                       RIMAGE CORPORATION AND SUBSIDIARIES

13. SUPPLEMENTAL QUARTERLY DATA - UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             2003                                           2002
                                         ------------------------------------------     ------------------------------------------
                                          Fourth      Third      Second      First       Fourth      Third       Second      First
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                 $15,671     13,791      12,791      11,544      11,830      12,555      12,310      9,886
Cost of revenues                           8,023      7,109       6,459       5,809       6,237       6,407       6,203      5,139
----------------------------------------------------------------------------------------------------------------------------------
  Gross profit                             7,648      6,682       6,332       5,735       5,593       6,148       6,107      4,747
----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Research and development                 1,123        867         926         848         860         852       1,013        878
  Selling, general and administrative      2,821      2,798       2,823       2,634       2,270       2,502       2,503      2,298
----------------------------------------------------------------------------------------------------------------------------------
  Total operating expenses                 3,944      3,665       3,749       3,482        3130       3,354       3,516      3,176
----------------------------------------------------------------------------------------------------------------------------------
  Operating income                         3,704      3,017       2,583       2,253       2,463       2,794       2,591      1,571

Other income (expense):
  Interest, net                              121        127         134         138         155         189         223        213
  Gain  (loss) on currency exchange           55        (12)          9         (22)        (20)        (29)         21         --

  Other, net                                   2        (14)        (21)         (1)         --           5           1          2
----------------------------------------------------------------------------------------------------------------------------------
  Total other income, net                    178        101         122         115         135         165         245        215
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                 3,882      3,118       2,705       2,368       2,598       2,959       2,836      1,786
Income tax expense                         1,417      1,138         987         864         948       1,080       1,035        652
----------------------------------------------------------------------------------------------------------------------------------
  Net income                             $ 2,465      1,980       1,718       1,504       1,650       1,879       1,801      1,134
==================================================================================================================================

Net income per basic share               $  0.27       0.22        0.20        0.17        0.19        0.22        0.21       0.13
==================================================================================================================================

Net income per diluted share             $  0.25       0.20        0.18        0.16        0.17        0.20        0.19       0.12
==================================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures

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


                                                                     (Continued)

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the following sections of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the "Proxy Statement"):

     -    Ownership of Voting Securities by Principal Holders and Management;

     -    Proposal 1--Election of Board of Directors;

     -    Nominees for Election of Directors;

     -    Executive Officers of the Company;

     -    Executive Compensation;

     -    Section 16(a) Beneficial Ownership Reporting Compliance;

     -    Corporate Governance; and

     -    Code of Ethics.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section of the Company's Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Company's Proxy Statement entitled "Ownership of Voting Securities by Principal Holders and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Company's Proxy Statement entitled "Certain Relationships and Related Transactions."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section of the Company's Proxy Statement entitled "Relationship with Independent Accountants."


                                                                     (Continued)

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  (1) FINANCIAL STATEMENTS. See Part II, Item 8 of this report.

     (2) FINANCIAL STATEMENT SCHEDULES.

                                                                    Page in this
                                                                     Form 10-K
                                                                     -----------

     Independent Auditors' Report on Financial Statement Schedule.....    33

     (3) EXHIBITS. See Index to Exhibits on page 36 of this report.

(b) REPORTS ON FORM 8-K.

     In the fourth quarter, Rimage furnished a Form 8-K dated October 22, 2003 reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the quarter ended September 30, 2003 and statements of the Company's Chief Executive Officer and Chief Financial Officer relating to these quarterly results.

(c) See Exhibit Index and Exhibits.









                                                                     (Continued)

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
of Rimage Corporation:


Under date of February 13, 2004, except as to note 4, which is as of March 29, 2004, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003, as included in Rimage Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                  /s/ KPMG LLP



Minneapolis, Minnesota
February 13, 2004

                                                                     SCHEDULE II


                               RIMAGE CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
Receivable and Sales Returns:

                                                       YEARS ENDED DECEMBER 31,
                                                   2003          2002          2001
                                                ---------     ---------     ---------
Balance at beginning of year                    $ 635,382     $ 714,943     $ 539,398

     Write-offs and other adjustments               1,282       (95,672)     (133,233)
     Recoveries                                  (151,549)      (90,551)       (2,508)
     Additions charged to costs and expenses      401,713       106,662       311,286
                                                ---------     ---------     ---------

Balance at end of year                          $ 886,828     $ 635,382     $ 714,943
                                                =========     =========     =========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 29, 2004                                RIMAGE CORPORATION

                                                     By: /s/ Bernard P. Aldrich
                                                         ----------------------
                                                         Bernard P. Aldrich
                                                         Chief Executive Officer


                                                     By: /s/ Robert M. Wolf
                                                         ------------------
                                                         Robert M. Wolf
                                                         Chief Financial Officer

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

SIGNATURE                       TITLE                                            DATE
---------                       -----                                            ----
/s/ Bernard P. Aldrich          Chief Executive Officer, President and           March 29, 2004
---------------------------     Director (principal executive officer)
     Bernard P. Aldrich


/s/ David J. Suden              Chief Technical Officer & Director               March 29, 2004
---------------------------
     David J. Suden


/s/ Robert M. Wolf              Chief Financial Officer (principal financial     March 29, 2004
---------------------------     and accounting officer) and Corporate
     Robert M. Wolf             Secretary


/s/ James L. Reissner           Director, Chairman of the Board                  March 29, 2004
---------------------------
     James L. Reissner


/s/ Thomas F. Madison           Director                                         March 29, 2004
---------------------------
     Thomas F. Madison


/s/ Steven M. Quist             Director                                         March 29, 2004
---------------------------
     Steven M. Quist


/s/ Lawrence M. Benveniste      Director                                         March 29, 2004
---------------------------
     Lawrence M. Benveniste


/s/ Philip D. Hotchkiss         Director                                         March 29, 2004
---------------------------
     Philip D. Hotchkiss

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

21.1     Subsidiaries of Rimage Corporation.

23.1     Independent Auditors' Consent.

31.1 Certificate of Chief Executive Officer pursuant to Rules 13d-14(a) and 15d-14(a) of the Exchange Act.

31.2 Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32       Certification Pursuant to 18 U.S.C. ss. 1350

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