Form 10-Q
period 2004-03-31
RIMAGE CORP
filed 2004-05-10
CIK 892482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)
952-944-8144

(Registrant’s telephone number, including area code)
NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at April 30, 2003 – 9,267,982 shares of $.01 par value Common Stock.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes _X_   No ___

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_    No ___

RIMAGE CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2004

PART 1 FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,587,467	$26,741,627
Marketable securities	21,621,383	21,855,434
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $881,000 and $887,000, respectively	7,082,894	6,242,516
Inventories	4,044,833	3,334,370
Prepaid expenses and other current assets	630,026	473,053
Deferred income taxes-current	1,202,329	1,202,329

Total current assets	61,168,932	59,849,329

Property and equipment, net	1,296,943	1,137,446
Deferred income taxes-noncurrent	36,676	36,676
Other noncurrent assets	380	906

Total assets	$62,502,931	$61,024,357

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$3,304,917	$2,365,213
Accrued compensation	1,336,532	1,658,741
Accrued other	986,836	1,426,840
Income tax payable	912,360	1,768,710
Deferred income and customer deposits	1,857,489	1,793,725

Total current liabilities	8,398,134	9,013,229

Stockholders’ equity:
Common stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 9,257,982 and 9,110,246, respectively	92,580	91,102
Additional paid-in capital	18,458,955	18,156,735
Retained earnings	35,631,358	33,799,709
Accumulated other comprehensive loss	(78,096)	(36,418)

Total stockholders’ equity	54,104,797	52,011,128

Commitments and contingencies
Total liabilities and stockholders’ equity	$62,502,931	$61,024,357

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues	$14,443,698	$11,543,734
Cost of revenues	7,370,174	5,808,747

Gross profit	7,073,524	5,734,987

Operating expenses:
Research and development	1,124,892	848,530
Selling, general and administrative	3,210,719	2,633,758

Total operating expenses	4,335,611	3,482,288

Operating income	2,737,913	2,252,699

Other income (expense):
Interest	143,301	137,828
Loss on currency exchange	(9,675)	(21,782)
Other, net	12,947	(497)

Total other income, net	146,573	115,549

Income before income taxes	2,884,486	2,368,248
Income tax expense	1,052,837	864,411

Net income	1,831,649	1,503,837

Net income per basic share	$0.20	$0.17

Net income per diluted share	$0.18	$0.16

Basic weighted average shares outstanding	9,167,484	8,726,760

Diluted weighted average shares and assumed conversion shares	9,920,079	9,483,421

See accompanying condensed notes to the consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$1,831,649	$1,503,837
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	229,318	212,092
Change in reserve for excess and obsolete inventories	(53,098)	51,500
Change in allowance for doubtful accounts and sales returns	(5,777)	(26,106)
Loss on sale of property and equipment	4,429	3,034
Changes in operating assets and liabilities:
Trade accounts receivable	(834,601)	436,570
Inventories	(657,365)	(927,740)
Prepaid expenses and other current assets	(156,973)	48,338
Trade accounts payable	939,704	(785,800)
Accrued compensation	(322,209)	(159,970)
Accrued other	(440,004)	185,419
Income tax payable	(856,350)	294,939
Deferred income and customer deposits	63,764	104,738

Net cash (used in) provided by operating activities	(257,513)	940,851

Cash flows from investing activities:
Purchases of marketable securities	(6,366,101)	(13,441,498)
Maturities of marketable securities	6,600,152	5,998,795
Purchase of property and equipment	(392,718)	(234,960)
Other noncurrent assets	(5,498)	14,914

Net cash used in investing activities	(164,165)	(7,662,749)

Cash flows from financing activities –
Proceeds from stock option exercises	303,698	20,025

Effect of exchange rate changes on cash	(36,180)	35,387

Net decrease in cash and cash equivalents	(154,160)	(6,666,486)
Cash and cash equivalents, beginning of period	26,741,627	17,339,135

Cash and cash equivalents, end of period	$26,587,467	$10,672,649

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,831,448	$491,400

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

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)   Stock Based Compensation

        The Company applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. All options are granted with an exercise price equal to current market value, and therefore no compensation expense has been recognized for stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s first quarter 2004 and 2003 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income:
As reported	$1,831,649	$1,503,837
Stock based employee compensation, net of tax	(155,687)	(68,252)

Proforma	1,675,962	1,435,585

Basic net income per share:
As reported	$0.20	$0.17
Stock based employee compensation, net of tax	$(0.02)	$(0.01)

Proforma	$0.18	$0.16

Diluted net income per share:
As reported	$0.18	$0.16
Stock based employee compensation, net of tax	$(0.01)	$(0.01)

Proforma	$0.17	$0.15

(4)   Inventories

        Inventories consist of the following as of:

	March 31, 2004	December 31, 2003

Finished goods and demonstration equipment	$1,264,614	$899,962
Work-in-process	368,475	362,645
Purchased parts and subassemblies	2,411,744	2,071,763

	$4,044,833	$3,334,370

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)   Comprehensive Income

        Comprehensive income is defined as the change in equity of a business during a period from transactions and other events from sources other than from shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000’s):

	Three Months Ended March 31,

	2004	2003

Net income	$1,832	$1,504
Other comprehensive income (loss):
Foreign currency translation adjustment	(45)	31
Net unrealized gains (losses) on securities	3	19

Total comprehensive income	$1,790	$1,554

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

        As of March 31, 2004, the Company had sixteen outstanding foreign currency contracts totaling $2,797,000. These contracts mature in 2004 and bear rates between 1.1724 and 1.2782 U.S. Dollars per Euro. As of March 31, 2004, the fair value of foreign currency contracts is $22,000 and is recorded in other current liabilities.

(7)   Recent Accounting Developments

        FIN 46, “Consolidation of Variable Interest Entities”, was issued by the FASB in January 2003, and the interpretation was revised in December 2003 (“FIN 46-R”). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company’s consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)   Warranty Reserve

        Warranty reserve rollforward is as follows:

Three Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Changes In Estimates	Ending Balance

March 31, 2004	$172,000	$96,000	$(61,000)	$(1,000)	$206,000
March 31, 2003	$170,000	$86,000	$(77,000)	$(29,000)	$150,000

(9)   Litigation

        The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Increase/(Decrease) Between Periods

	2004	2003	2004 vs. 2003

Revenues	100.0	100.0	25.1
Cost of revenues	(51.0)	(50.3)	26.9

Gross profit	49.0	49.7	23.3
Operating expenses:
Research and development	(7.8)	(7.4)	32.6
Selling, general and administrative	(22.2)	(22.8)	21.9

Operating income	19.0	19.5	24.5
Other income, net	1.0	1.0	26.8

Income before income taxes	20.0	20.5	21.8
Income tax expense	(7.3)	(7.5)	21.8

Net income	12.7	13.0	21.8

Overview

        Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as banking, medical, photography and government. Rimage anticipates increased sales and marketing expenditures as a result of increased resources focused on developing these markets. As approximately 94% of Rimage’s sales occur within North America and Europe, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

        Rimage earns revenues through the sale of equipment, consumables (ribbons and ink cartridges), maintenance contracts, blank CD-R and DVD-R media, and parts. Rimage’s aftermarket sales (consumables, maintenance contracts, blank media, parts and service) represent approximately 30% of its consolidated revenues. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

        Revenues.  Revenues increased 25.1% from $11.5 million during the first quarter of 2003 to $14.4 million during the first quarter of 2004. The increase was due to increased volume of aftermarket sales totaling $1.5 million, increased Producer line equipment sales, primarily due to increased direct sales to strategic partners, totaling $849,000 and increased Desktop line equipment sales totaling $596,000. Geographically, Rimage’s European operation accounted for $1.1 million of the increase in consolidated sales from the first quarter of 2003 to the first quarter of 2004, of which $720,000 (5% of consolidated revenues for the first quarter of 2004) related to the positive impact of the continued weakening dollar during the first quarter of 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        As of and for the three months ended March 31, 2004, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $5,422,000, $186,000 and $4,752,000, respectively. As of and for the three months ended March 31, 2003, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $4,288,000, $152,000 and $5,460,000, respectively. The revenue increase is primarily due to strong sales within Germany and the United Kingdom region and the positive impact of the continued strengthening of the Euro on our European operations.

        Gross Profit.   Gross profit as a percent of revenues was 49.0% during the first quarter of 2004 compared to 49.7% of revenues during the same period of 2003. The decrease in gross profit as a percentage of revenues was primarily due to increased volume of sales of aftermarket products, specifically, sales of blank CD-R media which generates lower margins than our equipment products.

        The Desktop line of equipment products, which carries lower gross profit levels compared to the Producer line of equipment products, represented 10% of total sales during the first quarter of 2004 compared to 7% of total sales during the first quarter of 2003.

        Rimage anticipates that its future gross profit percentages will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

        Operating Expenses.   Research and development expenses were $1.1 million and $849,000 during the first quarters of 2004 and 2003, respectively, representing 7.8% and 7.4% of revenues, respectively. The dollar increase was primarily due to materials and resources required for a complete redesign of our Desktop line of products to be introduced in May 2004 and development of embedded DiscLab products.

        Rimage anticipates its research and development expenditures to be within the range of 7% to 8% of revenues during 2004. These expenditures will be made to develop new products and improve existing products.

        Selling, general and administrative expenses for the first quarters of 2004 and 2003 were $3.2 million and $2.6 million, respectively, representing 22.2% and 22.8% of revenues, respectively. The dollar increase was primarily due to an increase in expenses of $475,000 resulting from increased expenses such as commissions relating to increased sales, sales and marketing salaries and travel related expenses. The increase was also a result of additional services obtained to comply with new requirements of the Sarbanes-Oxley Act.

        Other Income, Net.   The Company recognized net interest income on cash investments of $143,000 during the first quarter of 2004 compared to $138,000 during the first quarter of 2003. Other income, net was negatively impacted by net foreign currency transaction losses during the first quarters of 2004 and 2003 of $(10,000) and $(22,000), respectively.

        Income Before Income Taxes.   Income before income taxes increased 21.8% to $2.9 million for the first quarter of 2004 from $2.4 million for the same prior year period. This increase is the result of increased U.S. and European aftermarket and equipment sales and the positive effect of the strengthening Euro on our European operations during the first quarter of 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Income Taxes.   The provision for income taxes represents federal, state, and foreign income taxes on income before income taxes. Income tax expense for the first quarter of 2004 and 2003 amounted to $1.1 million and $864,000, respectively or 36.5% of income before income taxes. The Company anticipates an effective tax rate between 36.5% and 37% for the remainder of 2004.

Liquidity and Capital Resources

        Rimage anticipates it will be able to maintain current operations including the anticipated cash requirements of its capital expenditures through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10,000,000. At March 31, 2004, there were no amounts outstanding under the credit agreement.

        Current assets increased to $61.2 million as of March 31, 2004 from $59.8 million as of December 31, 2003, primarily reflecting increased accounts receivable and inventory levels. The increase in accounts receivable is due to a significant portion of the Company’s sales occurring during March 2004. The increase in inventory is due to preparation for the Company’s upcoming introduction of its new Desktop product in May 2004. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions. The allowance for doubtful accounts and sales returns as a percentage of receivables was 11% and 12% as of March 31, 2004 and 2003, respectively. Current liabilities decreased to $8.4 million as of March 31, 2004 as compared to $9.0 million as of December 31, 2003 primarily reflecting timing of income tax payments.

        Net cash (used in) provided by operating activities was $(258,000) and $941,000 for the three months ended March 31, 2004 and 2003, respectively. This decrease was primarily the result of stocking increased inventories to prepare for the upcoming release of the new Desktop Line of products and a $1.8 million payment for estimated income taxes during the first quarter of 2004. Net cash used in investing activities was $164,000 and $7.7 million for the three months ended March 31, 2004 and 2003, respectively. This decrease was primarily due to fewer purchases of short-term investments during the first quarter of 2004. At March 31, 2004, Rimage had no significant commitments to purchase additional capital equipment. Net cash provided by financing activities was $304,000 and $20,000 during the three months ended March 31, 2004 and 2003, respectively. The net cash provided by financing activities repr esented proceeds from stock option exercises.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

        Revenue Recognition.   Revenue for product sales, including hardware and consumables, which are bundled together for shipment to the customer, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time title and the risk of loss transfers.
•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
•	Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard net 30 days’ terms.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

        Warranty Reserves.   The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, anticipated releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

New Accounting Pronouncements

        FIN 46, “Consolidation of Variable Interest Entities”, was issued by the FASB in January 2003, and the interpretation was revised in December 2003 ("FIN 46-R"). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company’s consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

        This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as the factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

        (b)   Changes in Internal Control Over Financial Reporting

        There have been no significant changes in internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

        Not Applicable.

Item 2.   Changes in Securities

        Not Applicable.

Item 3.   Defaults Upon Senior Securities

        Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5.   Other Information

        Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

11.1	Calculation of Earnings Per Share
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K:

In the first quarter, Rimage furnished a Form 8-K dated February 17, 2004 reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the year ended December 31, 2003 and statements of the Company’s Chief Financial Officer relating to these yearly results.

SIGNATURES

        In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant
Date: May 6, 2004	By: /s/ Bernard P. Aldrich Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)
Date: May 6, 2004	By: /s/ Robert M. Wolf Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)