Form 10-Q
period 2004-06-30
RIMAGE CORP
filed 2004-08-09
CIK 892482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)
952-944-8144

(Registrant’s telephone number, including area code)
NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at July 31, 2004 – 9,332,395 shares of $.01 par value Common Stock.

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
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2004

PART 1 FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Unaudited)

Assets	June 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$35,429,629	$26,741,627
Marketable securities	13,956,228	21,855,434
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $699,000 and $887,000, respectively	9,205,772	6,242,516
Inventories	4,742,129	3,334,370
Prepaid expenses and other current assets	525,034	473,053
Deferred income taxes-current	1,202,329	1,202,329

Total current assets	65,061,121	59,849,329

Property and equipment, net	1,246,076	1,137,446
Deferred income taxes-noncurrent	36,676	36,676
Other noncurrent assets	119,311	906

Total assets	$66,463,184	$61,024,357

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$4,073,188	$2,365,213
Accrued compensation	1,552,712	1,658,741
Accrued other	1,183,384	1,426,840
Income taxes payable	1,726,494	1,768,710
Deferred income and customer deposits	1,694,076	1,793,725

Total current liabilities	10,229,854	9,013,229

Stockholders’ equity:
Common stock, $.01 par value, authorized 30,000,000 shares,
issued and outstanding 9,304,622 and 9,110,246, respectively	93,046	91,102
Additional paid-in capital	18,572,296	18,156,735
Retained earnings	37,662,504	33,799,709
Accumulated other comprehensive loss	(94,516)	(36,418)

Total stockholders’ equity	56,233,330	52,011,128

Commitments and contingencies
Total liabilities and stockholders’ equity	$66,463,184	$61,024,357

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$17,630,729	$12,791,163	$32,074,427	$24,334,897
Cost of revenues	9,563,962	6,458,778	16,934,136	12,267,525

Gross profit	8,066,767	6,332,385	15,140,291	12,067,372

Operating expenses:
Research and development	1,227,038	926,506	2,351,930	1,775,036
Selling, general and administrative	3,658,327	2,822,941	6,869,046	5,456,699

Total operating expenses	4,885,365	3,749,447	9,220,976	7,231,735

Operating income	3,181,402	2,582,938	5,919,315	4,835,637

Other income (expense):
Interest, net	124,124	133,501	267,425	271,329
Gain (loss) on currency exchange	(14,293)	9,190	(23,968)	(12,592)
Other, net	(92,578)	(21,080)	(79,631)	(21,577)

Total other income, net	17,253	121,611	163,826	237,160

Income before income taxes	3,198,655	2,704,549	6,083,141	5,072,797
Income taxes	1,167,509	987,160	2,220,346	1,851,571

Net income	$2,031,146	$1,717,389	$3,862,795	$3,221,226

Net income per basic share	$0.22	$0.20	$0.42	$0.37

Net income per diluted share	$0.20	$0.18	$0.39	$0.34

Basic weighted average shares outstanding	9,313,162	8,757,138	9,255,964	8,742,033

Diluted weighted average shares and
assumed conversion shares	9,941,572	9,644,499	9,942,095	9,555,873

See accompanying condensed notes to the consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$3,862,795	$3,221,226
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	494,433	455,908
Change in reserve for excess and obsolete inventories	31,210	101,500
Change in reserve for allowance for doubtful accounts	(187,437)	105,579
Loss on disposal of property and equipment	100,896	25,475
Changes in operating assets and liabilities:
Trade accounts receivable	(2,775,819)	112,180
Inventories	(1,438,969)	(1,105,156)
Prepaid income taxes	—	745,178
Prepaid expenses and other current assets	(51,981)	68,921
Trade accounts payable	1,707,975	(186,798)
Accrued compensation	(106,029)	(19,805)
Accrued other	(243,456)	16,714
Income taxes payable	(42,216)	(194,973)
Deferred income and customer deposits	(99,649)	185,826

Net cash provided by operating activities	1,251,753	3,531,775

Cash flows from investing activities:
Purchase of marketable securities	(6,020,335)	(21,006,217)
Maturity of marketable securities	13,919,541	17,894,763
Purchase of property and equipment	(692,364)	(432,941)
Other noncurrent assets	(151,293)	14,794

Net cash provided by (used in) investing activities	7,055,549	(3,529,601)

Cash flows from financing activities:
Proceeds from stock option/warrant exercises	417,505	489,314

Effect of exchange rate changes on cash	(36,805)	84,273

Net increase (decrease) in cash and cash equivalents	8,688,002	575,761
Cash and cash equivalents, beginning of period	26,741,627	17,339,135

Cash and cash equivalents, end of period	$35,429,629	$17,914,896

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,126,448	$1,170,827
Supplemental disclosures of non cash financing activities during the period for:
Tax effect of disqualifying disposition of stock options	$—	$1,024,179

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
The Company applies APB No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s three months ended and six month ended June 30, 2004 and 2003 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Net income:
As reported	$2,031,146	$1,717,389	$3,862,795	$3,221,226
Stock based employee
compensation, net of tax	(264,636)	(99,158)	(420,323)	(167,410)

Proforma	$1,766,510	$1,618,231	$3,442,472	$3,053,816

Basic net income per share:
As reported	$0.22	$0.20	$0.42	$0.37
Stock based employee
compensation, net of tax	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Proforma	$0.19	$0.19	$0.37	$0.35

Diluted net income per share:
As reported	$0.20	$0.18	$0.39	$0.34
Stock based employee
compensation, net of tax	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Proforma	$0.17	$0.17	$0.35	$0.32

(4)	Inventories
Inventories consist of the following as of:

	June 30, 2004	December 31, 2003

Finished goods and demonstration equipment	$1,126,211	$899,962
Work-in-process	415,458	362,645
Purchased parts and subassemblies	3,200,461	2,071,763

	$4,742,129	$3,334,370

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)	Comprehensive Income
Comprehensive income is defined as net income and other changes in shareholders’ equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000‘s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,031	$1,717	$3,863	$3,221
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	65	(56)	96
Net unrealized gains (losses) on securities	(5)	(16)	(2)	3

Total other comprehensive income	$2,015	$1,766	$3,805	$3,320

(6)	Foreign Currency Contracts
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

As of June 30, 2004, the Company had fourteen outstanding foreign currency contracts totaling $2,409,000. These contracts mature in 2004 and bear rates between 1.1763 and 1.2266 U.S. Dollars per Euro. As of June 30, 2004, the fair value of foreign currency contracts is $36,000 and is recorded in other current liabilities.

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

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)	Warranty Reserve
Warranty reserve rollforward is as follows:

	Beginning Balance	Warranty Provisions	Warranty Claims	Changes In Estimates	Ending Balance
Six Months Ended:
June 30, 2004	$172,000	$273,000	$(246,000)	$(2,000)	$197,000
June 30, 2003	$170,000	$177,000	$(159,000)	$(29,000)	$159,000

(9)	Litigation
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(10)	Subsequent Event
On July 31, 2004, the Company entered into an operating lease associated with its Edina, Minnesota facility. The lease is effective August 1, 2004 expiring July 31, 2008 with an option to renew for an additional four years. Future minimum lease payments excluding operating expenses and real estate taxes as of August 1, 2004 are as follows:

Year ending December 31	Edina facility operating lease

2004	$166,969
2005	404,138
2006	412,328
2007	420,518
2008	248,089

Net minimum lease payments	$1,652,042

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations. Percentage amounts may not total due to rounding.

	Percent (%) of Revenues Three Months Ended June 30,		Percent (%) Incr/(Decr) Between Periods	Percent (%) of Revenues Six Months Ended June 30,		Percent (%) Incr/(Decr) Between Periods
	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003

Revenues	100.0	100.0	37.8	100.0	100.0	31.8
Cost of revenues	(54.2)	(50.5)	48.1	(52.8)	(50.4)	38.0

Gross profit	45.8	49.5	27.4	47.2	49.6	25.5
Operating expenses:
Research and development	(7.0)	(7.2)	24.5	(7.3)	(7.3)	32.5
Selling, general and admin	(20.7)	(22.1)	29.6	(21.4)	(22.4)	25.9

Operating income	18.0	20.2	23.2	18.5	19.9	22.4
Other income, net	0.1	1.0	(85.8)	0.5	1.0	(30.9)

Income before income taxes	18.1	21.1	18.3	19.0	20.8	19.9
Income tax expense	(6.6)	(7.7)	18.3	(6.9)	(7.6)	19.9

Net income	11.5	13.4	18.3	12.0	13.2	19.9

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

Rimage earns revenues through the sale of equipment, consumables (media kits, ribbons, ink cartridges and blank CD-R and DVD-R media), maintenance contracts, parts and service. Rimage’s aftermarket sales (consumables, maintenance contracts, parts and service) represent approximately 39% of its consolidated revenues. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues.   Revenues increased 37.8% to $17.6 million and 31.8% to $32.1 million for the three- and six-month periods ended June 30, 2004, respectively, from $12.8 million and $24.3 million for the same prior-year periods. The increase in revenues was primarily due to sales of Rimage-branded media kits totaling $1.8 million and $2.4 million, increased producer line sales of $1.2 million and $2.1 million, and increased consumable sales of $948,000 and $1.7 million for the three- and six-

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

month periods ended June 30, 2004, respectively. The increase in revenues was also due to the positive impact on our European operations of the weakening U.S. dollar.

As of and for the six months ended June 30, 2004, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $10,934,000, $459,000 and $5,136,000, respectively. As of and for the six months ended June 30, 2003, foreign revenues from unaffiliated customers, operating income, and net identifiable assets were $8,992,000, $306,000 and $5,462,000, respectively. The growth is due to increasing penetration in the European markets of sales of CD-R and DVD-R products in 2004 versus 2003.

Gross profit.   Gross profit as a percent of revenues was 45.8% and 47.2% for the three- and six-month periods ended June 30, 2004, respectively, compared to 49.5% and 49.6% for the same prior-year periods. The decrease during the three- and six-month period ended June 30, 2004 was primarily due to the incremental sales of lower margin Rimage branded media kits which the Company began to sell in 2004, additional manufacturing costs related to the June introduction of the next-generation Desktop product line, and inventory costs associated with the discontinuation of the previous Desktop product line.

Operating expenses.   Selling, general and administrative expenses during the three- and six-month periods ended June 30, 2004 were $2.8 million or 20.7% of revenues and $6.9 million or 21.4% of revenues, respectively compared to $2.8 million or 22.1% of revenues and $5.5 million or 22.4% of revenues during the same prior year periods. The increase of $1.4 million during the six-month period ended June 30, 2004 primarily related to focused efforts to strengthen the Company’s sales and marketing organization. Research and development expense during the three- and six-month periods ended June 30, 2004 were $1.2 million or 7.2% of revenues and $2.4 million or 7.3% of revenues, respectively compared to $927,000 or 7.2% of revenues and $1.8 million or 7.3% of revenues during the same periods of 2003. This increase is due to increased development cost related to new product development during 2004 versus 2003.

Other income/(expense).   The Company recognized net interest income on cash investments of $124,000 and $267,000 during the respective three- and six-month periods ended June 30, 2004 compared to $134,000 and $271,000 during the same prior year periods. This decrease is due to a decrease in interest rates. Also included in other income, the Company recognized a $14,000 loss and $24,000 loss on foreign currency exchange for both the three- and six-month periods ended June 30, 2004 compared to a $9,000 gain and $13,000 loss during the same prior year periods.

Income taxes.   The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and six-month periods ended June 30, 2003 amounted to $1.2 million and $2.2 million, or 36.5% of income before income taxes, respectively. The Company anticipates an effective tax rate of 36.5% for the remainder of 2004. Income tax expense for the three- and six-month periods ended June 30, 2003 amounted to $1.0 million and $1.9 million or 36.5%, of income before income taxes, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company expects to fund its anticipated cash requirements (including the anticipated cash requirements of its capital expenditures) with internally generated funds and, if required, from the Company’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10,000,000. At June 30, 2004, there were no amounts outstanding under the credit agreement.

Current assets increased to $65.1 million as of June 30, 2004 compared to $59.8 million as of December 31, 2003, primarily reflecting increased accounts receivable and inventory levels. The increase in accounts receivable is due to a significant portion of the Company’s sales occurring during June 2004. The increase in inventory is due to the buildup of inventory for long lead-time materials and newly released products including the new Desktop products. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions. The allowance for doubtful accounts and sales returns as a percentage of receivables was 7% and 10% as of June 30, 2004 and 2003, respectively. This reduction is primarily due to decreased sales returns activity. Current liabilities increased to $10.2 million as of June 30, 2004 compared to $9.0 million as of December 31, 2003 primarily reflecting timing of accounts payable payments.

Net cash provided by operating activities was $1.3 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively. This decrease was primarily the result of increased inventory levels of long lead-time items and newly released products including the new Desktop products and an increase in accounts receivables due to the timing of collection of receivables offset by an increase in accounts payables due to timing of payments.

Net cash provided by (used in) investing activities was $7.1 million and $(3.5) million for the six months ended June 30, 2004 and 2003, respectively. This increase was primarily due to fewer purchases of short-term investments during the six months ended June 30, 2004. Net cash provided by financing activities of $418,000 and $489,000 during the six months ended June 30, 2004 and 2003, respectively, represented proceeds from stock option exercises.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,”“anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in media or method used for distribution of software, technological changes in products offered by the Company or its competitors and changes in general conditions in the computer market, as well as other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

(b)   Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders’ was held on May 19, 2004. Of the 9,267,982 shares outstanding and entitled to vote at the meeting, 8,874,049 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

1.	To elect seven (7) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld
Bernard Aldrich	8,460,142	413,907
Lawrence Benveniste	8,387,042	487,007
Philip Hotchkiss	8,387,292	486,757
Thomas Madison	8,386,492	487,557
Steven Quist	8,460,592	413,457
James Reissner	8,386,942	487,107
David Suden	8,459,717	414,332

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

10.1	Lease dated July 31, 2004, between Rimage Corporation and 7725 Washington Avenue Corporation
11.1	Calculation of Earnings Per Share
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act
32	Certifications pursuant to 18 U.S.C. ss.1350

(b)	Reports on Form 8-K:

In the second quarter, Rimage furnished a Form 8-K dated April 21, 2004, reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2004 and statements of the Company’s Chief Financial Officer relating to these quarterly results.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date: August 5, 2004	By: /s/ Bernard P. Aldrich Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)
Date: August 5, 2004	By: /s/ Robert M. Wolf Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)