Form 10-Q
period 2004-09-30
RIMAGE CORP
filed 2004-11-09
CIK 892482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

Commission file number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)
952-944-8144

(Registrant’s telephone number, including area code)
NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at October 18, 2004 – 9,355,645 shares of $.01 par value Common Stock.

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
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	Description	Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	as of September 30, 2004 (unaudited) and
	December 31, 2003	3

	Consolidated Statements of Operations
	(unaudited) for the Three and Nine Months
	Ended September 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows
	(unaudited) for the Nine Months
	Ended September 30, 2004 and 2003	5

	Condensed Notes to Consolidated
	Financial Statements (unaudited)	6-9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1-4.	None

Item 5.	Other Information	17-18

Item 6.	Exhibits and Reports on Form 8-K	18-19

SIGNATURES		20

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2004	December 31, 2003

Current assets:
Cash and cash equivalents	$24,740,546	$26,741,627
Marketable securities	24,447,420	21,855,434
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $575,000 and $887,000, respectively	8,767,226	6,242,516
Inventories	6,325,967	3,334,370
Prepaid expenses and other current assets	420,370	473,053
Deferred income taxes-current	1,202,329	1,202,329

Total current assets	65,903,858	59,849,329
Property and equipment, net	1,719,919	1,137,446
Deferred income taxes-noncurrent	36,676	36,676
Other noncurrent assets	102,917	906

Total assets	$67,763,370	$61,024,357

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$3,872,102	$2,365,213
Accrued compensation	1,803,741	1,658,741
Accrued other	1,035,771	1,426,840
Income taxes payable	8,765	1,768,710
Deferred income and customer deposits	1,673,005	1,793,725

Total current liabilities	8,393,384	9,013,229
Stockholders’ equity:
Common stock, $.01 par value, authorized 30,000,000 shares,
issued and outstanding 9,354,645 and 9,110,246 respectively	93,546	91,102
Additional paid-in capital	19,565,658	18,156,735
Retained earnings	39,772,863	33,799,709
Accumulated other comprehensive loss	(62,081)	(36,418)

Total stockholders’ equity	59,369,986	52,011,128

Commitments and contingencies
Total liabilities and stockholders’ equity	$67,763,370	$61,024,357

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$17,878,930	$13,791,009	$49,953,357	$38,125,906
Cost of revenues	10,028,948	7,108,991	26,963,084	19,376,516

Gross profit	7,849,982	6,682,018	22,990,273	18,749,390

Operating expenses:
Research and development	1,009,431	867,125	3,361,361	2,642,161
Selling, general and administrative	3,708,137	2,797,940	10,577,183	8,254,639

Total operating expenses	4,717,568	3,665,065	13,938,544	10,896,800

Operating income	3,132,414	3,016,953	9,051,729	7,852,590

Other income (expense):
Interest income	174,582	126,570	442,007	397,899
Loss on currency exchange	(345)	(12,414)	(24,313)	(25,006)
Other, net	16,749	(13,662)	(62,882)	(35,239)

Total other income, net	190,986	100,494	354,812	337,654

Income before income taxes	3,323,400	3,117,447	9,406,541	8,190,244
Income taxes	1,213,041	1,137,868	3,433,387	2,989,439

Net income	$2,110,359	$1,979,579	$5,973,154	$5,200,805

Net income per basic share	$0.23	$0.22	$0.64	$0.59

Net income per diluted share	$0.21	$0.20	$0.60	$0.54

Basic weighted average shares outstanding	9,339,208	9,066,835	9,265,451	8,872,558

Diluted weighted average shares and
assumed conversion shares	9,919,571	9,834,627	9,911,003	9,669,881

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$5,973,154	$5,200,805
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	689,107	696,611
Change in reserve for allowance for doubtful accounts and sales returns	(311,829)	232,733
Change in reserve for excess and obsolete inventories	(11,410)	34,797
Loss on sale of property and equipment	107,245	41,401
Stock-based compensation	8,147	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,212,881)	(1,052,923)
Inventories	(2,980,187)	(1,121,227)
Prepaid expenses and other current assets	52,683	177,941
Trade accounts payable	1,506,889	71,330
Accrued compensation	145,000	430,669
Accrued other	(391,069)	(81,633)
Income taxes payable	(1,265,366)	1,601,887
Deferred income and customer deposits	(120,720)	424,919

Net cash provided by operating activities	1,188,763	6,657,310

Cash flows from investing activities:
Purchases of marketable securities	(126,154,129)	(43,083,123)
Maturity of marketable securities	123,562,143	39,112,723
Purchase of property and equipment	(1,350,836)	(566,096)
Other noncurrent assets	(135,091)	14,749

Net cash used in investing activities	(4,077,913)	(4,521,747)

Cash flows from financing activities:
Proceeds from stock option exercises	908,641	897,069

Net cash provided by financing activities	908,641	897,069

Effect of exchange rate changes on cash	(20,572)	95,784

Net increase (decrease) in cash and cash equivalents	(2,001,081)	3,128,416
Cash and cash equivalents, beginning of period	26,741,627	17,339,135

Cash and cash equivalents, end of period	$24,740,546	$20,467,551

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,930,435	$1,379,982
Supplemental disclosures of non cash financing activities during the period for:
Tax effect of disqualifying disposition of stock options	$494,579	$1,024,179

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank CD-R and DVD-R media.

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

Marketable securities generally consist of U.S. Treasury, asset-backed and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. All marketable securities are redeemable within twelve months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)	Stock Based Compensation

The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been adjusted to the proforma amounts stated below:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net income:
As reported	$2,110,359	$1,979,579	$5,973,154	$5,200,805
Stock-based employee
compensation, net of tax	($136,242)	($128,586)	($408,726)	($295,996)

Proforma	$1,974,117	$1,850,993	$5,564,428	$4,904,809

Basic net income per share:
As reported	$0.23	$0.22	$0.64	$0.59
Stock-based employee
compensation, net of tax	($0.02)	($0.02)	($0.04)	($0.04)

Proforma	$0.21	$0.20	$0.60	$0.55

Diluted net income per share:
As reported	$0.21	$0.20	$0.60	$0.54
Stock-based employee
compensation, net of tax	($0.01)	($0.01)	($0.04)	($0.03)

Proforma	$0.20	$0.19	$0.56	$0.51

(4)	Inventories

Inventories consist of the following as of:

	September 30, 2004	December 31, 2003

Finished goods and demonstration equipment	$1,231,715	$899,962
Work-in-process	510,727	362,645
Purchased parts and subassemblies	4,583,525	2,071,763

	$6,325,967	$3,334,370

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)	Comprehensive Income

Comprehensive income is defined as net income and other changes in shareholders’ equity from transactions and other events from sources other than shareholders. The components of and changes in other comprehensive income (loss) are as follows (in 000‘s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$2,110,359	$1,979,579	$5,973,154	$5,200,805
Other comprehensive income (loss):
Foreign currency translation adjustment	34,127	20,873	(21,968)	116,829
Net unrealized losses on securities	(1,692)	(9,407)	(3,695)	(6,296)

Total comprehensive income	$2,142,794	$1,991,045	$5,947,491	$5,311,338

(6)	Foreign Currency Contracts

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

As of September 30, 2004, the Company had fifteen outstanding foreign currency contracts totaling $3,036,000. These contracts mature in 2004 and 2005 and bear rates between 1.1973 and 1.2389 U.S. Dollars per Euro. As of September 30, 2004, the fair value of foreign currency contracts is a net loss position of $45,000, recorded in accrued other under current liabilities.

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

(Continued)

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)	Warranty Reserve

The warranty reserve rollforward is as follows:

Nine Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Changes In Estimates	Ending Balance
September 30, 2004	$172,000	$331,000	$(330,000)	$(1,000)	$172,000
September 30, 2003	$170,000	$233,000	$(205,000)	$(29,000)	$169,000

(9)	Litigation

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

	Percent (%) of Revenues Three Months Ended September 30,		Percent (%) Incr/(Decr) Between Periods	Percent (%) of Revenues Nine Months Ended September 30,		Percent (%) Incr/(Decr) Between Periods

	2004	2003	2004 vs. 2003	2004	2003	2004 vs. 2003

Revenues	100.0	100.0	29.6	100.0	100.0	31.0
Cost of revenues	(56.1)	(51.5)	41.1	(54.0)	(50.8)	39.2

Gross profit	43.9	48.5	17.5	46.0	49.2	22.6
Operating expenses:
Research and development	(5.7)	(6.3)	16.4	(6.7)	(6.9)	27.2
Selling, general and admin	(20.7)	(20.3)	32.5	(21.2)	(21.7)	28.1

Operating income	17.5	21.9	3.8	18.1	20.6	15.3
Other income, net	1.1	0.7	90.0	0.7	0.9	5.1

Income before income taxes	18.6	22.6	6.6	18.8	21.5	14.9
Income taxes	(6.8)	(8.2)	6.6	(6.9)	(7.9)	14.9

Net income	11.8	14.4	6.6	11.9	13.6	14.9

Overview

Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. These systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as banking, medical, photography and government. Rimage anticipates sales and marketing expenditures will continue to grow as a result of applying increased resources to further penetrate these markets. As approximately 95% of Rimage’s sales occur within North America and Europe, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage also earns revenues through the sale of consumables (media kits, ribbons, ink cartridges and blank CD-R and DVD-R media), maintenance contracts, parts and service. Rimage’s aftermarket sales (consumables, maintenance contracts, parts and service) represent approximately 39% of its consolidated revenues. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Revenues. Revenues increased 29.6% to $17.9 million and 31.0% to $50.0 million for the three- and nine-month periods ended September 30, 2004, respectively, from $13.8 million and $38.1 million for the same prior-year periods. The increase in revenues was primarily due to sales of Rimage-branded media kits, which the Company began to sell in 2004, totaling $2.4 million and $4.7 million, an increase in Producer line sales of $.8 million and $2.9 million and an increase in consumable sales of $1.0 million and $2.7 million for the three- and nine-month periods ended September 30, 2004, respectively. The impact of currency fluctuations on the Company’s European operations also increased reported revenues by $.4 million and $1.4 million during the three and nine months ended September 30, 2004, respectively.

As of and for the nine months ended September 30, 2004, foreign revenues from unaffiliated customers generated by the Company’s German operations and the operating income and net identifiable assets of such operations were $16,015,000, $634,000 and $5,187,000, respectively. Comparable amounts for the Company’s German operations as of and for the nine months ended September 30, 2003, were foreign revenues from unaffiliated customers of $13,735,000, operating income of $471,000 and net identifiable assets of $5,438,000. The growth is due to increasing penetration in the foreign markets of sales of CD-R and DVD-R products.

The Company is projecting fourth quarter revenues to range between $17.5 million and $18.5 million, bringing full year 2004 revenues to $67.5 million to $68.5 million.

Gross profit. Gross profit as a percent of revenues was 43.9% and 46.0% for the three- and nine- month periods ended September 30, 2004, respectively, compared to 48.5% and 49.2% for the same prior-year periods. The decrease during the three- and nine-month periods ended September 30, 2004 was primarily due to the incremental sales of lower margin Rimage branded media kits, which the Company began to sell in 2004. The decrease during the nine-month period ended September 30, 2004 was also due to additional manufacturing costs associated with the June 2004 introduction of our new Desktop product line, and inventory costs associated with the discontinuation of the previous Desktop product line.

Operating expenses. Selling, general and administrative expenses during the three- and nine-month periods ended September 30, 2004 were $3.7 million or 20.7% of revenues and $10.6 million or 21.2% of revenues, respectively, compared to $2.8 million or 20.3% of revenues and $8.3 million or 21.7% of revenues during the same prior year periods. The dollar increases are primarily related to focused efforts to strengthen the Company’s sales and marketing organization and incremental expenses associated with Sarbanes-Oxley related initiatives. Research and development expenses during the three- and nine-month periods ended September 30, 2004 were $1.0 million or 5.6% of revenues and $3.4 million or 6.7% of revenues, respectively, compared to $867,000 or 6.3% of revenues and $2.6 million or 6.9% of revenues during the same periods of 2003. The increase in current period expenses is due to an increase in new product development during 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other income/(expense). The Company recognized interest income on cash investments of $175,000 and $442,000 during the three- and nine-month periods ended September 30, 2004 compared to $127,000 and $398,000 during the same prior year periods. This increase is due to an increase in interest rates and average cash investment balances. Also included in other income (expense), is the recognition of a loss on currency exchange of $0 and $24,000 during the three- and nine-month periods ended September 30, 2004 compared to losses of $12,000 and $25,000 during the same prior year periods.

Income taxes. The provision for income taxes represents federal, state, and foreign income taxes on earnings before income taxes. Income tax expense for the three- and nine-month periods ended September 30, 2004 amounted to $1.2 million and $3.4 million, respectively, or 36.5% of income before income taxes. The Company anticipates its effective tax rate will approximate 36.5% for the remainder of 2004. Income tax expense for the three- and nine-month periods ended September 30, 2003 amounted to $1.1 million and $3.0 million, respectively, or 36.5% of income before income taxes.

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2004 was $2.1 million, or $0.21 per diluted share, and $6.0 million, or $0.60 per diluted share, respectively. This compares to net income of $2.0 million, or $0.20 per diluted share, and $5.2 million, or $0.54 per diluted share, in the comparable prior year periods. The Company expects fourth quarter net income to range between $0.20 to $0.22 per diluted share, bringing full year 2004 net income to $0.80 to $0.82 per diluted share.

Liquidity and Capital Resources

The Company expects to fund its anticipated operating requirements (including anticipated capital expenditure requirements) with internally generated funds and, if required, from the Company’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10,000,000. At September 30, 2004, there were no amounts outstanding under the credit agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Current assets increased to $65.9 million as of September 30, 2004 compared to $59.8 million as of December 31, 2003, primarily reflecting increased accounts receivable and inventory levels. The increase in accounts receivable is due to a significant portion of the Company’s third quarter sales occurring during September 2004. The increase in inventory is due to buildup of inventory for long lead-time materials. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions. The allowance for doubtful accounts and sales returns as a percentage of receivables was 6% and 10% as of September 30, 2004 and 2003, respectively. The current period reduction is primarily due to decreased sales returns activity and an improvement in the aging of the Company’s receivables. Current liabilities decreased to $8.4 million as of September 30, 2004, compared to $9.0 million as of December 31, 2003, primarily reflecting timing of income tax payments and the benefit recognized during the period from disqualifying dispositions of stock options.

Net cash provided by operating activities was $1.2 million for the nine months ended September 30, 2004, compared to $6.7 million for the comparable prior year period. The decline in operating cash flows during the current period was primarily the result of a build-up of inventory for long lead-time materials, an increase in accounts receivable due to the timing of sales during the third quarter 2004 and the timing of income tax payments.

Net cash used in investing activities was $4.1 million and $4.5 million for the nine months ended September 30, 2004 and 2003, respectively. The reduced use of cash during the 2004 period was due to a reduction in the purchase of marketable securities, net of maturities of marketable securities, partially offset by increased capital expenditures primarily related to tooling for new products. Net cash provided by financing activities of $909,000 and $897,000 during the nine months ended September 30, 2004 and 2003, respectively, reflected proceeds from stock option exercises.

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

Revenue Recognition. Revenue for product sales, including hardware and consumables, which are bundled together for shipment to the customer, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time title and the risk of loss transfers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
•	Collectibility is probable. All sales are made on the basis that collection is expected in line with our standard payment terms, which are consistent with industry practice.

We accrue for warranty costs and sales returns at the time of shipment based upon past experiences.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires) based on renewal prices.

Revenue Arrangements with Multiple Deliverables. EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the photography, medical, banking, government and office markets; changes in media or method used for distribution of software; technological changes in products offered by the Company or its competitors; the introduction of new products by competitors; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the ability of the Company’s products to operate effectively with the computer products of other manufacturers; increase of sales of consumables as a proportion of the Company’s revenues and changes in product mix; the dependence upon the selling efforts of the Company’s distributors and channel partners; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; and changes in general conditions in the computer market. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has a policy of using forward exchange contracts to hedge net exposures related to its foreign currency-denominated monetary assets and liabilities. The primary objective of these hedging activities is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. (See note 6.)

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

On November 5, 2004, Company entered into a letter agreement relating to severance and change of control benefits attached to this Form 10-Q as Exhibit 10.1 (the “Letter Agreement”) with the following executive officers:

Name	Position
Bernard P. Aldrich	President and Chief Executive Officer
Robert M. Wolf	Chief Financial Officer
David J. Suden	Chief Technology Officer
Manuel M. Almeida	Executive Vice President
Kenneth Klinck	Senior Vice President, Sales
Konrad Rotermund	Vice President, European Operations

The Letter Agreement provides that if the executive’s employment is terminated without cause (other than during the twelve month period following a change of control), the executive will be entitled to payments of his regular base salary for a period of twelve months or until the executive secures other employment, whichever comes first. The executive will also be paid an amount equal to the average of the prior three calendar years annual bonus amount received by the executive. The bonus payment will be paid in twelve equal installments consistent with the Company’s regular payroll practices, but will cease at such earlier time as the executive secures other employment.

The Letter Agreement also provides that if a change in control occurs and within twelve months of the change of control the executive’s employment is terminated by the Company without cause or by the executive for good reason, all as defined in the Letter Agreement, the Company must pay the executive a cash severance payment. The severance payment is payable within sixty days of the date of termination and will be equal to 200% of the sum of the executive’s annual base salary and his target bonus in effect on such date (without giving effect to any reduction that results in the executive’s termination for good reason). The target bonus is the cash amount under all annual incentive compensation plans of the Company in which the executive participates, waiving any condition for payment to the executive and assuming that the performance goals for the period were achieved at the 100% level. Additionally, all stock options held by the executive will immediately vest upon a change of control.

In the case of either a termination by the Company without cause or termination of employment within twelve months of a change of control, as described above, the Company will pay a portion of the premiums for continued health, dental and group life insurance for a period of time. These salary continuation and change of control benefits are also conditioned upon the executive’s execution of a general release and compliance with a nondisclosure and non-competition agreement. Further, in the event that the vesting of options upon a change of control, together with all other benefits provided by the Letter Agreement, would result in all or a portion of such amount being subject to excise tax then the executive will be entitled to the greater of the full amount or such lesser amount that would result in no portion of the amount being subject to excise tax, taking into account the tax consequences of the benefits to the executive.

If the executive resigns (other than for good reason during the twelve month period following a change in control), if the Company terminates the executive’s employment for cause or if the executive’s employment terminates as a result of his death or disability, the executive is entitled to receive his base salary accrued but unpaid as of the date of termination, but is not entitled to receive any salary continuation benefit thereafter.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

*10.1	Form of Severance/Change of Control Letter Agreement dated November 5, 2004 between the Company and certain executive officers.
11.1	Calculation of Earnings Per Share.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

*Indicates management contract or compensatory plan.

(b)	Reports on Form 8-K:

In the third quarter, the Company furnished a Form 8-K dated July 27, 2004, reporting under Items 7 and 12 a press release disclosing material non-public information regarding its results of operations for the quarter ended June 30, 2004 and statements of the Company’s Chief Executive Officer and Chief Financial Officer relating to these quarterly results.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date: November 5, 2004	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 5, 2004	By:	/s/ Robert M. Wolf

Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)