Form 10-K
period 2004-12-31
RIMAGE CORP
filed 2005-03-16
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota		41-1577970
State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

7725 Washington Avenue South, Minneapolis,		55439
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number:		(952) 944 - 8144

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

Preferred Stock Purchase Rights

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $137,464,000.

As of February 28, 2005, 9,454,587 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General
Rimage Corporation (“Rimage”) is a leading provider of CD recordable (“CD-R”) and DVD recordable (“DVD-R”) publishing systems required for producing discs with customized digital content on an on-demand basis. Rimage’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging, banking and finance, government, and business offices.

Incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital storage production equipment since its inception. From 1987 until the introduction of its first CD-R production equipment in 1995, most of Rimage’s products consisted of diskette and tape duplication equipment. Rimage also generated a significant portion of its revenue from CD-ROM and diskette duplication and production services from 1993 until 1999. From 1994 to 1997, Rimage also engaged in other lines of business, including development of browser and archiving software and distribution of CD-ROM stamping presses.

Since 1995, Rimage has focused its business on development and sale of its CD-R publishing systems, and since 2000, its DVD-R publishing systems. In 1997, Rimage ceased distribution activities for CD-ROM stamping presses and terminated browser and archiving software development. During the third quarter of 1998, Rimage ceased operations of its Minnesota services business and sold the equipment and inventory associated with that business. On June 30, 1999, Rimage ceased operations of its Colorado services business and sold all the assets associated with that business. The resources previously applied to these businesses were instead applied to development and sales of CD-R and DVD-R products for commercial applications.

On March 1, 2000, Rimage acquired Cedar Technologies, Inc. (“Cedar”) and issued 497,496 shares of its common stock for all of the outstanding shares of Cedar. Cedar had developed and manufactured CD-R publishing and duplication equipment for desktop applications that sold at a lower price point than the higher volume systems sold by Rimage. Cedar products formed the basis for the introduction of Rimage’s desktop line of products.

Products
Rimage’s products are designed to enable the automation of data distribution and archiving processes. In some cases this results in a reduction of labor and training costs for users of the products, in other cases it enables totally new and innovative applications. Rimage products provide compelling solutions for distribution and archiving of information on CDs and DVDs for just-in-time, on-demand and mass customization applications.

The principal benefits to users of Rimage’s products include unattended operation, reduced labor costs, higher throughput than alternative systems and higher quality. One of the essential elements of Rimage’s marketing and development is to provide users with a path for future product upgrades for improved products or products with additional capabilities, such as drives with faster recording speeds. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts and repair service to customers for current, as well as past products.

Sales of CD-R/DVD-R production equipment comprised 62%, 70%, and 74% of Rimage’s revenue from operations during the 2004, 2003, and 2002 calendar years, respectively. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), parts and maintenance contract sales.

Since the acquisition of Cedar, Rimage’s CD-R and DVD-R hardware products have been divided into two primary product lines: the Producer line of higher volume equipment for CD-R and DVD-R production, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of products continue to generate the majority of Rimage’s revenue, contributing $36,186,000 and $31,133,000, or 51% and 58% of Rimage’s revenue during the years ended December 31, 2004 and 2003, respectively. The Desktop line contributed $7,887,000 or 11% of revenue during 2004, compared to $6,403,000, or 12% of revenue during 2003. The balance of revenue in each year was generated through sale of Rimage-branded blank CD-R/DVD-R media, ribbons, ink cartridges, parts, repair services and maintenance contracts. Such recurring revenues contributed $26,775,000 or 38% of total revenue for 2004, compared to $16,261,000 or 30% of revenue, in 2003. The growth in recurring revenues has been spurred by the expansion of the Company’s worldwide installed base of CD-R/DVD-R publishing systems as well as the Company’s introduction in 2004 of its new consumable supplies strategy involving media kits. Through this strategy, the Company assembles Rimage-branded blank CD-R and DVD-R discs with replacement printer ribbons and cartridges into kits to simplify the customer’s purchase and use of these consumable products in the production process.

The Producer II Series. The Producer II Series of CD-R/DVD-R publishing systems represents the current generation of the Producer line and consists of a growing family of products that cover a broad range of applications for the publishing and duplication of CD-R’s and DVD-R’s. Each Producer II product incorporates CD-R or DVD-R recorders, or both, with customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software, and computer hardware components.

Rimage offers its Producer II line of products in four basic configurations to meet the varying needs of its commercial customers. The Autostar II provides industry leading speed and throughput for on-demand CD-R/DVD-R production, utilizing up to four simultaneous data streams. The Autostar can contain any combination of CD-R/DVD-R recorders and provides for a capacity of 300 discs. The Protégé II system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders and the Amigo II comes with one recorder. The Autostar II, Protégé II and Amigo II are all available with either Rimage’s Everest or Prism printers. The DiscLab system was introduced in 2004, replacing its predecessor, the Endeavor. Designed as a network attached publishing system, the DiscLab features an embedded host PC, two CD-R or DVD-R recorders, an Everest printer and a small product size and footprint. The markets served by Rimage’s Producer line of products include the digital photography, medical, banking and government industries. Prices of the Producer II line of products range from $10,000 to $30,000.

The Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color and monochrome labels with quality similar to offset and silkscreen printing systems. Everest produces images on CD-R and DVD-R media that are indelible and cover the full surface of the media. Rimage’s Prism Printer provides high-speed, laser quality monochrome and spot color printing on standard CD-R/DVD-R media for in-house, customized printing. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

The Desktop Series. Originally established through the acquisition of Cedar Technologies, Inc., Rimage’s Desktop Series of CD-R/DVD-R products features economical pricing, a compact “desktop” design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. For low-volume users, the Desktop line of products offers a two-drive recorder unit. Complete four-drive publishing systems are available for higher-volume users. In June 2004, the Company introduced its next-generation Desktop product line, the Rimage 2000i publishing system and Rimage 480i inkjet printer. Co-developed by the Company and Hewlett-Packard, the Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD-R/DVD-R discs.

Marketing and Distribution
Rimage utilizes the following principal means of distributing its products: Direct sales using its own sales force, primarily in Europe; a two tier distribution system of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor to end-user system in Asia Pacific and in some areas in Europe. Rimage’s channel partners, primarily consisting of distributors, value added resellers and other strategic partners, currently generate the majority of the Company’s sales.

Rimage has historically focused its sales and marketing efforts on high-volume CD-R and DVD-R publishing solutions for its Producer product line in such areas as banking and finance and wholesale photo processing labs. Rimage plans to continue to expand its position in many of its traditional markets. Additionally, Rimage is focusing on new applications with high-growth potential in retail photography, medical imaging and business offices. This has led to the expansion of the Company’s sales and marketing organization during 2004 to help penetrate these targeted markets and strengthen marketing support for new products.

During 2004, Rimage derived approximately 13% and 12% of its revenues from one of its distributors and a strategic partner, respectively. Two distributors generated more than 10% of revenues in 2003, at 16% and 12% of revenues, respectively. In 2002, two distributors also generated more than 10% of revenues, at 17% and 16%, respectively.

Rimage conducts foreign sales through its U.S. operation and its subsidiary in Germany, Rimage Europe GmbH. Foreign sales constituted approximately 38%, 42%, and 39% of Rimage’s revenue for the years ended December 31, 2004, 2003, and 2002, respectively.

Competition
Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Microtech Systems, Inc. and LSK Data Systems GmbH. Rimage is able to compete effectively in the sale of CD-R/DVD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that the quality printing capabilities for CD-R/DVD-R, its transporter mechanisms and its software differentiate its products from those of competitors. Rimage also competes with alternative technologies in the storage media industry such as high capacity hard drives, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet, and additional media is under development. Rimage believes its technology has advantages over these alternative technologies in terms of reliability, high performance, cost and ease of use.

Manufacturing
Rimage’s manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage’s specifications. Rimage’s employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include CD-R/DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, and other mechanical parts.

Although Rimage believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and testing. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in Rimage’s inability to deliver one or more products for a period of several months.

Research and Development
At December 31, 2004, 29 employees were involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products, and development of enhancements to existing products.

The industries served by Rimage are subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new CD-R/DVD-R technologies, file servers accessible through computer networks, and the Internet. All these forces may affect the usage of CD-R and DVD-R media. Rimage believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

Rimage’s expenditures for research and development were $4,529,000, $3,766,000, and $3,602,000 in 2004, 2003 and 2002, representing 6.4%, 7.0% and 7.7% of revenues, respectively. Rimage anticipates maintaining its expenditures in research and development within the range of 7% to 8% of revenues during 2005.

Patents and Government Regulation
Rimage currently maintains fourteen U.S. patents and has a total of fifteen U.S. and foreign patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for its products.

As the number of Rimage’s products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe the rights of others, third parties may nonetheless assert infringement claims against Rimage in the future. Rimage may litigate such infringement claims or settle such claims through license or other royalty arrangement.

The FCC requires some of Rimage’s equipment meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Employees
At December 31, 2004, Rimage had 184 full-time employees, of which 29 were involved in research and development, 88 in assembly, testing, repair and customer service, and 67 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement. Rimage believes it maintains good relations with its employees.

ITEM 2.	PROPERTIES

Rimage headquarters are located in a leased facility of 58,500 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rents this facility under a noncancellable 48-month lease initiated August 1, 2004, from a corporation owned by two former directors of the Company. Monthly base rent is $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. This facility is used for manufacturing, engineering, service, sales, marketing and administration. Rimage also leases a facility of approximately 2,400 square feet in Dietzenbach, Germany used for service, sales and light assembly. The current term of the lease in Germany expires in December 2007. The lease of a small facility in Campbell, CA used for engineering was allowed to lapse as of February 28, 2005. Rimage believes its current facilities will accommodate operations through 2005, and continues to assess options to meet its future space requirements.

ITEM 3.	LEGAL PROCEEDINGS

Rimage may become involved in various legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving Rimage for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Rimage did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Rimage’s common stock is traded on the Nasdaq National Market under the symbol “RIMG”. The following table sets forth, for the periods indicated, the range of low and high prices for Rimage’s common stock as reported on The Nasdaq Stock Market.

	Low	High
Calendar Year 2003:
1st Quarter	$7.86	$9.30
2nd Quarter	8.95	12.99
3rd Quarter	12.02	15.68
4th Quarter	13.03	16.20
Calendar Year 2004:
1st Quarter	13.56	17.50
2nd Quarter	13.11	17.40
3rd Quarter	12.02	15.21
4th Quarter	13.06	16.29

Shareholders
As of February 28, 2005, there were 90 shareholders of record of Rimage’s common stock.

Dividends
Rimage has never paid or declared any cash dividends on its common stock. Rimage presently expects to retain its earnings to finance the development and expansion of its business. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage’s continued earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Amounts are shown in 000’s (except per share data).

Consolidated Statements of Operations Information:

	Year ended December 31
	2004	2003	2002	2001	2000

Revenues	$70,848	$53,797	$46,581	$38,894	$49,792
Cost of revenues	38,027	27,399	23,986	19,669	23,254
Gross profit	32,821	26,398	22,595	19,225	26,538
Operating expenses	19,386	14,841	13,176	12,760	14,250
Operating income	13,435	11,557	9,419	6,465	12,288
Other income, net	608	515	760	972	1,017
Income tax expense	4,971	4,406	3,715	2,628	5,056
Net income	9,072	7,666	6,464	4,809	8,249

Basic net income per share	$0.98	$0.86	$0.74	$0.55	$0.98
Diluted net income per share	$0.91	$0.79	$0.68	$0.51	$0.85
Weighted average shares and assumed conversion shares:
Basic	9,290	8,931	8,703	8,701	8,417
Diluted	9,932	9,743	9,497	9,509	9,673

Consolidated Balance Sheet Information:

	Balances as of December 31
	2004	2003	2002	2001	2000

Cash and cash equivalents	$13,321	$26,742	$17,339	$14,767	$21,225
Marketable securities	39,175	21,855	18,998	13,343	—
Trade accounts receivables, net	10,184	6,243	6,644	5,008	9,013
Inventories	7,396	3,334	3,042	3,625	2,936
Current assets	71,665	59,849	47,337	38,783	35,744
Property and equipment, net	2,386	1,137	1,314	1,608	652
Total assets	74,138	61,024	48,709	40,454	36,555
Current liabilities	11,277	9,013	6,552	5,151	5,594
Long-term liabilities	139	—	—	68	—
Stockholders’ equity	62,721	52,011	42,157	35,235	30,961

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2004 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Period
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Revenues	100.0	100.0	100.0	31.7	15.5
Cost of revenues	(53.7)	(50.9)	(51.5)	38.8	14.2
Gross profit	46.3	49.1	48.5	24.3	16.8
Operating expenses:
Research and development	(6.4)	(7.0)	(7.7)	20.3	4.5
Selling, general and administrative	(20.9)	(20.6)	(20.6)	34.1	15.7
Operating income	19.0	21.5	20.2	16.2	22.7
Other income, net	0.8	0.9	1.7	18.1	(32.2)
Income before income taxes	19.8	22.4	21.9	16.3	18.6
Income tax expense	(7.0)	(8.2)	(8.0)	12.8	18.6
Net income	12.8	14.2	13.9	18.3	18.6

Overview
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as photography, medical, banking and government. Rimage anticipates increased sales and marketing expenditures as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 38% of its consolidated revenues in 2004, compared to 30% in 2003. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations
Revenues. Revenues were $70.8 million, $53.8 million, and $46.6 million for 2004, 2003, and 2002, respectively, reflecting increases of 31.7%, 15.5%, and 19.8%, respectively, over the prior years. The growth in revenues from 2003 to 2004 was primarily impacted by an increase of 65% or $10.5 million in the volume of recurring revenues, including sales of blank CD-R and DVD-R media, printer ribbons and ink cartridges, parts and maintenance contracts. The strong growth in recurring revenues was particularly impacted by $6.5 million in sales of Rimage-branded media kits, which the Company began to sell in 2004, and the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems. Also contributing to 2004 revenue growth was an increase in the volume of Producer product line equipment sales of $4.8 million, largely impacted by the introduction of the DiscLab system in 2004. International sales rose 18% in 2004 and comprised 38% of total sales, compared to 42% in 2003 and 39% in 2002. The impact of currency fluctuations on the Company’s European operations increased reported 2004 revenues by approximately $2.1 million, or 3% of consolidated revenues.

The increase in revenues from 2002 to 2003 was due to an increased volume of recurring sales totaling $4.1 million, increased Producer line equipment sales totaling $2.6 million and increased Desktop line equipment sales, impacted by a new product release during the year, totaling $.5 million. The growth was in part facilitated by the addition of fifty-five value added resellers (VARs) to the worldwide distribution channel during 2003. The increase in sales was partially offset by an increase in the allowance for sales returns of $.3 million due to increased sales return activity as a result of planned new product introductions. The impact of currency fluctuations on the Company’s

European operations increased reported 2003 revenues by approximately $3.3 million, or 6% of consolidated revenues.

The Company expects to achieve continued revenue growth in 2005, the rate at which will be dependent upon many factors, including the effectiveness of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of revenues was 46.3% for the year ended December 31, 2004, compared to 49.1%, and 48.5% for the years ended December 31, 2003, and 2002, respectively.

The decline in gross profit as a percentage of revenues from 2003 to 2004 primarily reflects increased sales of, as well as a higher concentration of, consumable products, particularly CD-R and DVD-R media, which generally carry lower margins than equipment sales. Sales of CD-R and DVD-R media and related media kits increased to approximately 15% of total revenues in 2004, compared to 6% in 2003. Additionally, Producer equipment sales, which generally carry the highest margins among all product offerings, declined to 51% of total revenues from 58% in the prior year. The decline was also impacted by additional manufacturing costs associated with the Company’s introduction of its new Desktop product line, and inventory costs associated with the discontinuation of the previous Desktop product line.

The increase in gross profit as a percentage of revenues from 2002 to 2003 was primarily due to an increased volume of sales of Producer line equipment and consumable products such as printer ribbons and parts. Rimage generates slightly higher margins on these products as compared to its Desktop line of products. Also, Rimage’s European operation increased sales within Germany by 48% from 2002 to 2003. Sales within Germany are made directly to customers instead of through distributors, thus generating higher gross profits. The impact of foreign currency exchange rate fluctuations partially offset the noted improvements in 2003 gross profit.

Rimage anticipates that its gross profit percentage in 2005 will be in the low to mid-40% range. Actual margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

Operating Expenses. Research and development expenses were $4.5 million, $3.8 million, and $3.6 million for the years ended December 31, 2004, 2003, and 2002, respectively, representing 6.4%, 7.0%, and 7.7% of revenues, respectively.

The dollar increase in research and development spending in 2004 relative to 2003 was due to increased costs for materials and resources to support a higher level of new product development related to the Company’s Desktop and Producer product lines. Such development activities led to the Company’s introduction during 2004 of the Rimage 2000i, part of its next-generation Desktop Series, and the DiscLab system, a new addition to its Producer Series of products. Additionally, the Company continued development work on other new-generation products, with product introductions anticipated in 2005.

The dollar increase from 2002 to 2003 was primarily due to software enhancements made to the Company’s entire product line and materials and resources required to develop its Desktop line of products, including development of a new thermal inkjet CD-R/DVD-R label printer launched during June 2003.

Rimage anticipates its research and development expenditures to be within the range of 7% to 8% of revenues during 2005. These expenditures will be made to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the years ended December 31, 2004, 2003, and 2002 were $14.9 million, $11.1 million, and $9.6 million, respectively, representing 20.9%, 20.6%, and 20.6% of revenues, respectively.

The dollar growth in selling, general and administrative expenses in 2004 relative to 2003 primarily reflects the implementation of sales and marketing initiatives to support new product introductions and expansion of the Company’s sales and marketing organization. Sales and marketing expenses grew $2.7 million in 2004, affected by a 21% increase in average headcount between periods, increased travel related costs and increased costs associated with product marketing and promotion, including expenses associated with the Company’s co-op marketing program. The Company expects continued growth in spending on sales and product marketing during 2005. General and administrative expenses contributed the remaining $1.1 million of growth in expenses, impacted primarily by incremental expenses associated with Sarbanes-Oxley related compliance, an increase in management compensation and increased costs for expanded coverage under the Company’s Directors’ and Officers’ liability insurance.

The dollar increase from 2002 to 2003 reflects an increase in sales and marketing costs of $.9 million and an increase in general and administrative costs of $.6 million. The growth in sales and marketing expenses primarily reflect costs to support the Company’s revenue growth, including increased commissions and costs to support the Company’s co-op marketing program. The rise in general and administrative expenses was impacted by additional services obtained to ensure compliance with new corporate governance requirements under Sarbanes-Oxley regulations.

Other Income, Net. For 2004, 2003, and 2002, Rimage recognized interest income on cash investments of $657,000, $519,000, and $780,000, respectively. While average cash and investment balances increased each successive year, average effective yields decreased from 2002 to 2003, followed by a slight increase from 2003 to 2004, creating the variation in interest income levels. See “Liquidity and Capital Resources” below for a discussion of cash levels. Other income in each year was affected by the impact of gains or losses on foreign currency transactions, with net gains of $18,000 and $30,000 in 2004 and 2003, respectively, and a net loss of $28,000 in 2002. Other net expense in 2004 includes a loss on disposal of property and equipment of approximately $100,000.

Income Before Income Taxes. For 2004, 2003, and 2002, income before income taxes was $14.0 million, $12.1 million, and $10.2 million, respectively, representing 19.8%, 22.4%, and 21.9% of revenues, respectively.

The dollar growth in income before taxes in 2004 from 2003 was primarily attributed to an increase in recurring revenues and Producer line equipment sales. Partially offsetting the impact of the revenue growth was a decline in gross margin impacted by the higher concentration of lower margin consumable product sales and increased operating expenses to support the Company’s development and introduction of new products and expansion of its sales and marketing organization.

The increase from 2002 to 2003 is primarily due to an increase in Producer line equipment sales and recurring revenues, which also generated slightly higher margins relative to the mix of products sold in 2002.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2004, 2003, and 2002, income tax expense amounted to $5.0 million, $4.4 million and $3.7 million, respectively, representing 35.4%, 36.5%, and 36.5% of income before income taxes, respectively. The lower effective tax rate in 2004 reflects the impact of adjustments to the tax provision made as a result of a reassessment of the Company’s tax exposures as of December 31, 2004. The Company anticipates its effective tax rate will range between 35% and 36% for the full year 2005.

Net Income / Net Income Per Share. Resulting net income for the years ended December 31, 2004, 2003 and 2002 amounted to $9.1 million, $7.7 million and $6.5 million, representing 12.8%, 14.2% and 13.9% of revenues, respectively. Related net income per diluted share amounts were $.91 in 2004, $.79 in 2003 and $.68 in 2002.

Liquidity and Capital Resources
The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At December 31, 2004, no amounts were outstanding under the credit agreement.

Current assets increased to $71.7 million as of December 31, 2004 from $59.8 million as of December 31, 2003, primarily reflecting an increase in levels of cash and marketable securities ($3.9 million), accounts receivable ($3.9 million), and inventory ($4 million) stemming from strong sales growth during the year. The growth in accounts receivable was further impacted by a concentration of fourth quarter sales in December 2004, and the related timing of cash collections from customers. The allowance for doubtful accounts and sales returns as a percentage of receivables was 6% at December 31, 2004, compared to 14% at the prior year-end. The reduction in 2004 reserve levels is primarily due to decreased sales return activity and an improvement in the aging of the Company’s receivables. The increase in inventories also reflects a build-up of inventory for long lead-time parts as well as a need to stock additional inventory of CD-R and DVD-R media, printer ribbons and cartridges as a result of expected growth in consumable product sales. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions or strategic alliances. Current liabilities increased to $11.3 million as of December 31, 2004 from $9.0 million as of December 31, 2003, primarily reflecting an increase in accounts payable, impacted largely by the increase in inventories described above.

Net cash provided by operating activities was $5.0 million, $11.9 million, and $8.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. The decline from 2003 to 2004 was primarily impacted by significant increases in accounts receivable and inventories, partially offset by an increase in accounts payable, described above. The increase from 2002 to 2003 was primarily due to the timing of cash collections from customers, impacted by a reduction in day’s sales outstanding from 57 to 48 days, and lower quarterly estimated tax payments.

Net cash used in investing activities amounted to $19.5 million, $3.6 million, and $6.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Cash used in investing activities for each year primarily reflects purchases of marketable securities, net of maturities of marketable securities. Investing activities also include purchases of property and equipment of $2.2 million in 2004, $.8 million in 2003 and $.5 million in 2002. Purchases in 2004 consisted primarily of tooling for the Company’s Desktop Series of products, leasehold improvements and computer related equipment. In 2005, the Company expects total capital expenditures to range between $1 million and $2 million, primarily reflecting investments to support the Company’s information technology requirements, the product development and production processes and leasehold improvements.

Net cash provided by financing activities totaled $1.0 million in both 2004 and 2003 and $.4 million in 2002. Amounts in each year reflect proceeds from stock option exercises.

A summary of Rimage’s contractual cash obligations at December 31, 2004 is as follows:

	Payments due by period
Contractual Obligations	Total	2005	2006	2007	2008	2009
Operating leases	2,411,726	818,051	697,983	580,423	286,477	28,792
Capital leases (1)	25,869	8,623	8,623	8,623	—	—

Total contractual cash obligations	2,437,595	826,674	706,606	589,046	286,477	28,792

(1) Amounts include principal and interest.

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

Revenue Recognition. Revenue for product sales, which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent.
•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
•
Collectibility is probable. All sales are made on the basis that collection is expected in line with the Company’s standard payment terms, which are consistent with industry practice in the geographies in which the Company markets its products.

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices, and recognizes revenue upon the successful completion of the service.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).

EITF 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company, because the elements of the Company’s sale transactions are clearly and separately stated and sufficient evidence of their fair value exists to account for the elements.

Allowance For Doubtful Accounts And Sales Returns. The Company records a reserve for accounts receivable that are potentially uncollectible due to customer default. The reserve is estimated based on a review of customer accounts, the age of the receivables, customers’ financial condition, and general economic conditions. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and allowances given to VARs for demo products. Distributors are provided strict guidelines for the return of product that limits returns. The Company reviews the distributor’s inventory to insure compliance to the Company’s return policy.

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

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for the Company beginning July 1, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in the Consolidated Financial Statements included in this Form 10-K. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS

123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling charges and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The provisions under SFAS No. 151 are effective for the Company beginning January 1, 2006, and shall be applied prospectively. The Company does not expect that the adoption of this pronouncement will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The guidance in APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. SFAS No. 153 amends APB No. 29 to eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for the Company for nonmonetary asset exchanges beginning July 1, 2005. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

Available Information
Rimage maintains a website at www.rimage.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.rimage.com and click on “Investor Relations,” then click on “EDGAR Filings.” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Rimage Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.

Cautionary Note Regarding Forward-Looking Statements

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. We do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors include the following:

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems or we will lose sales.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media and additional media is under development, including high capacity hard drives, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales.

Our market is becoming more competitive. Competition may result in price reductions, lower gross profits and loss of market share.

The storage media industry is becoming more competitive and we face the potential for increased competition in developing and selling our CD-R and DVD-R publishing systems in both the U.S. and in foreign markets. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. Our current primary competitors include Primera Technology, Inc., Microtech Systems, Inc. and LSK Data Systems GmbH. To remain competitive, we believe that we must continue to provide:

▪	technologically advanced systems that satisfy the demands of end-users;
▪	continuing advancements in our CD-R and DVD-R products;
▪	a dependable and efficient distribution and reseller network;
▪	superior customer service; and
▪	high levels of quality and reliability.

We cannot assure you that we will be able to compete successfully against our current or future competitors. The storage media industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to distribution and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support.

If our products fail to compete successfully with other existing publishing systems or newly-developed products for the storage media industry, our business will suffer.

The success of our products depends upon our end users choosing our CD-R and DVD-R technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our CD-R and DVD-R products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other publishing systems or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 38%, 42%, and 39% of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

▪	foreign governments may impose tariffs, quotas and taxes;
▪	the demand for our products will depend, in part, on local economic health;
▪	political and economic instability may reduce demand for our products;
▪	restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;
▪	potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;
▪	we may face difficulties in managing our international operations;
▪	the burden and cost of complying with a variety of foreign laws;
▪	we may decide to price our products in foreign currency denominations;
▪	our contracts with foreign distributors and resellers cannot fully protect us against political and economic instability;
▪	we may face difficulties in collecting receivables; and
▪	we may not be able to control our international distributors’ efforts on our behalf.

The financial results of our German subsidiary, Rimage Europe, are translated into U.S. dollars for consolidation with our overall financial results. Additionally, we hedge against currency fluctuations associated with foreign currency denominated transactions (principally European Euro) with Rimage Europe. Despite our hedging activity, currency fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations also may increase the relative price of our product in foreign markets and thereby could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These risks associated with foreign operations may have a material adverse effect on our revenue from or costs associated with international sales.

If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours which could depress our product selling prices and gross profit margins or result in loss of market share.

We believe that protecting our proprietary technology is important to our success and competitive positioning. In addition to common law intellectual property rights, we rely on patents, trade secrets, trademarks, copyrights, know-how, license agreements and contractual provisions to establish and protect our intellectual property rights. However, these legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over our competitors.

We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets. Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, while we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation, or the effect of an adverse determination in any of this type of litigation, could have a material adverse effect on our business, financial condition and results of operations. Further, the laws of some of the countries in which our systems are or may be sold may not protect our systems and intellectual property to the same extent as the United States or at all. Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Our sales will decline and our business will be materially harmed if our key channel partners do not effectively market or sell our products or if there is a significant reduction, delay or cancellation of orders from such channel partners.

We distribute our products to end users through our own sales force, through distributors and through a two-tier system of distributors and resellers.  Although certain distributors and resellers have made certain contractual commitments to us, they are independent businesses that we do not control.  We cannot be certain that our distribution channel will continue to market or sell our systems effectively. Our agreements with distributors and resellers do not contain requirements that a certain percentage of such parties’ sales are of our products nor do the agreements restrict their ability to choose alternative sources for CD-R or DVD-R publishing systems.

During 2004, we derived approximately 13% and 12% of our revenues from a single distributor and a strategic partner, respectively. Two of our distributors generated more than 10% of revenues in 2003, at 16% and 12% of our revenues for 2003, respectively. In 2002, two distributors also generated more than 10% of our revenues, at 17% and 16% of our revenues for 2002, respectively. A significant reduction, delay or cancellation of orders from our key channel partners or the loss of any of them could have a negative impact upon our operating results. Further, some of our channel partners are small organizations with limited capital and our success in distributing our products to end users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our product. We believe that our future growth and success will continue to depend in large part upon the success of our channel partners in operating their businesses.

If we do not maintain adequate inventories of component parts or finished goods or if we fail to adequately forecast demand, the likely resulting delays in producing our publishing systems products would damage our business.

Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We assemble the Producer II Series and Desktop Series systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or our suppliers are unable to deliver our orders of components in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

We rely on single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We assemble our Producer II Series and Desktop Series products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including CD-R/DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts, from third parties, some of whom are single-source suppliers of these components. If any of our suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our end-users, distributors or resellers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. Identifying and qualifying alternative suppliers of components would take time, involve significant additional costs and may delay the production of our products. Further, if we obtain a new supplier for a component or assemble our product using an alternative component, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to end-users, distributors or resellers could be extended and our costs associated with the change in product manufacturing could increase.

The failure of our third-party manufacturers to manufacture the products for us, and the failure of our components suppliers to supply us with the components, consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, loss of sales, increases in costs and lower gross profit margins.

Our products must be compatible with products designed and manufactured by others and, in the event of design changes or the introduction of new products by them or us, our products must continue to be compatible with products of others.

Our Producer II Series and Desktop Series of our CD-R/DVD-R publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system, and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others and we may incur additional expense designing for compatibility.

Our publishing systems may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.

Our publishing systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales. We carry general commercial liability insurance covering our products with policy limits per occurrence and in the aggregate that we have deemed to be sufficient. We cannot predict, however, whether this insurance is sufficient, or if not, whether we will be able to obtain sufficient insurance to cover the risks associated with our business or whether such insurance will be available at premiums that are commercially reasonable. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim against us or settlement by us in excess of our insurance coverage or our inability to maintain insurance in the future could have a material adverse effect on our business, results of operations, liquidity and financial condition.

If our systems fail to comply with domestic and international government regulations, or if these regulations result in a barrier to our business, we could lose sales.

Our systems must comply with various domestic and international laws, regulations and standards. In the event that we are unable or unwilling to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could result in lost sales.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

We have experienced fluctuations in our quarterly operating results and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

▪	the number and mix of products sold in the quarter;
▪	the timing of major projects;
▪	the availability and cost of components and materials;
▪	timing, costs and benefits of new product introductions;
▪	customer order size and shipment timing;
▪	seasonal factors affecting timing of purchase orders;
▪	promotions by ourselves or competitors, and the timing of the promotion;
▪	the impact to the marketplace of competitive products and pricing; and
▪	the timing and level of operating expenses.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts’ or investors’ expectations, the market price of our common stock may fall abruptly and significantly.

If we fail to retain and attract highly skilled managerial and technical personnel, we may fail to remain competitive.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. The loss of the services of our management team, some of whom have significant experience in our industry, and other key personnel, could impair our ability to effectively manage our company and to carry out our business plan.  We do not carry key person life insurance on any of our executive officers.  In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Our stock price may be volatile and a shareholder’s investment could decline in value.

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

▪	actual or anticipated variations in our operating results,
▪	technological innovations or new commercial products introduced by us or our competitors,
▪	developments concerning proprietary rights,
▪	changes in senior management,
▪	investor perception of us and our industry,
▪	general economic and market conditions including market uncertainty
▪	national or global political events, and
▪	public confidence in the securities markets and regulation by or of the securities markets.

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. Any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in our common stock price.

Future sales of shares of our common stock in the public market may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options and warrants, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price.

Certain provisions of our Minnesota law, our bylaws and other agreements may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of our company, including:

▪	the provisions of Minnesota law relating to business combinations and control share acquisitions;
▪	the provisions of our bylaws regarding the business properly brought before shareholders;
▪	the right of our board of directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;
▪	our shareholder rights plan, which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our board of directors; and
▪	the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control.”

These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that act relating to management certification of internal controls, the regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro to the U.S. dollar as the financial position and operating results of the Company’s German subsidiary, Rimage Europe, are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Derivative financial instruments. The Company enters into forward exchange contracts principally to hedge the eventual dollar cash flow of foreign currency denominated transactions (principally European Euro) with Rimage Europe. Gains or losses on forward exchange contracts are recognized in income on a current basis over the term of the contracts. The Company records the fair value of its open forward foreign exchange contracts in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

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

	Expected Maturity or Transaction Date

	2005	2006	2007	2008	There- after	Total	Fair Value

Anticipated Transactions and	(US$ Equivalent in Thousands)
Related Derivatives

Forward Exchange Agreements
(Receive $US/Pay €)
Contract Amount	3,623	—	—	—	—	3,623	(210)
Average Contractual
Exchange Rate	1.2796	—	—	—	—	1.2796

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Page in Annual Report on Form 10-K For Year Ended December 31, 2004

Management’s Report on Internal
Control over Financial Reporting	22

Reports of Independent Registered
Public Accounting Firm	23-24

Consolidated Balance Sheets, as of
December 31, 2004 and 2003	25

Consolidated Statements of Operations,
for the years ended December 31, 2004,
2003 and 2002	26

Consolidated Statements of Stockholders’
Equity and Comprehensive Income, for the
years ended December 31, 2004, 2003 and
2002	27

Consolidated Statements of Cash Flows,
for the years ended December 31, 2004,
2003 and 2002	28

Notes to Consolidated Financial
Statements	29-40

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Rimage Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

KPMG LLP, the independent registered public accounting firm that audited the financial statements in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rimage Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rimage Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rimage Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Rimage Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Rimage Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2005

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31,	December 31,
Assets	2004	2003

Current assets:
Cash and cash equivalents	$13,320,681	$26,741,627
Marketable securities	39,174,799	21,855,434
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $600,000 and $887,000, respectively	10,183,814	6,242,516
Inventories	7,395,689	3,334,370
Prepaid expenses and other current assets	462,214	473,053
Deferred income taxes-current	1,127,642	1,202,329
Total current assets	71,664,839	59,849,329

Property and equipment, net	2,386,494	1,137,446
Deferred income taxes - non-current	—	36,676
Other non-current assets	86,667	906
Total assets	$74,138,000	$61,024,357

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$4,717,073	$2,365,213
Accrued compensation	2,300,009	1,658,741
Other accrued expenses	1,121,370	1,102,925
Income taxes payable	1,100,257	1,768,710
Deferred income and customer deposits	1,821,057	1,793,725
Other current liabilities	217,640	323,915
Total current liabilities	11,277,406	9,013,229

Long-term liabilities:
Deferred taxes	122,932	—
Other non-current liabilities	16,317	—
Total long-term liabilities	139,249	—
Total liabilities	11,416,655	9,013,229

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares,
no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares,
issued and outstanding 9,365,479 and 9,110,246, respectively	93,655	91,102
Additional paid-in capital	19,677,692	18,156,735
Retained earnings	42,871,670	33,799,709
Accumulated other comprehensive income (loss)	78,328	(36,418)
Total stockholders’ equity	62,721,345	52,011,128

Commitments and contingencies (notes 8 and 12)
Total liabilities and stockholders’ equity	$74,138,000	$61,024,357

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenues	$70,847,930	$53,797,164	$46,581,069
Cost of revenues	38,027,320	27,399,219	23,985,704
Gross profit	32,820,610	26,397,945	22,595,365

Operating expenses:
Research and development	4,529,324	3,765,556	3,602,117
Selling, general and administrative	14,856,217	11,075,879	9,574,110
Total operating expenses	19,385,541	14,841,435	13,176,227

Operating income	13,435,069	11,556,510	9,419,138

Other income (expense):
Interest, net	657,468	518,846	780,273
Gain (loss) on currency exchange	17,983	30,331	(27,658)
Other, net	(67,236)	(33,836)	7,326
Total other income, net	608,215	515,341	759,941

Income before income taxes	14,043,284	12,071,851	10,179,079
Income tax expense	4,971,323	4,406,226	3,715,364
Net income	$9,071,961	$7,665,625	$6,463,715

Net income per basic share	$0.98	$0.86	$0.74

Net income per diluted share	$0.91	$0.79	$0.68

Basic weighted average shares outstanding	9,289,553	8,931,084	8,702,552

Diluted weighted average shares and
assumed conversion shares	9,931,687	9,743,104	9,496,723

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2004, 2003, and 2002

			Additional		Accumulated other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance at December 31, 2001	8,635,537	$86,355	$15,779,533	$19,670,369	$(301,616)	$35,234,641

Stock issued in warrant and stock
option exercises	83,874	839	377,726	—	—	378,565
Comprehensive income:
Net income	—	—	—	6,463,715	—	6,463,715
Translation adjustment	—	—	—	—	158,278	158,278
Unrealized loss from available-
for-sale securities	—	—	—	—	(78,067)	(78,067)
Total comprehensive income						6,543,926

Balance at December 31, 2002	8,719,411	87,194	16,157,259	26,134,084	(221,405)	42,157,132

Stock issued in warrant and stock
option exercises	390,835	3,908	947,999	—	—	951,907
Income tax benefit arising from
exercising non-qualifying stock
options	—	—	1,051,477	—	—	1,051,477
Comprehensive income:
Net income	—	—	—	7,665,625	—	7,665,625
Translation adjustment	—	—	—	—	178,298	178,298
Unrealized gain from available-
for-sale securities	—	—	—	—	6,689	6,689
Total comprehensive income						7,850,612

Balance at December 31, 2003	9,110,246	91,102	18,156,735	33,799,709	(36,418)	52,011,128

Stock issued in stock option
exercises	255,233	2,553	991,131	—	—	993,684
Income tax benefit arising from
exercising non-qualifying stock
options	—	—	521,679	—	—	521,679
Accelerated vesting of stock
options	—	—	8,147	—	—	8,147
Comprehensive income:
Net income	—	—	—	9,071,961	—	9,071,961
Translation adjustment	—	—	—	—	170,500	170,500
Unrealized loss from available-
for-sale securities	—	—	—	—	(55,754)	(55,754)
Total comprehensive income						9,186,707

Balance at December 31, 2004	9,365,479	$93,655	$19,677,692	$42,871,670	$78,328	$62,721,345

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$9,071,961	$7,665,625	$6,463,715
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	918,945	930,480	794,745
Deferred income tax expense (benefit)	234,295	(254,452)	136,023
Change in allowance for doubtful accounts and sales returns	(286,774)	251,446	(79,561)
Loss (gain) on sale of property and equipment	106,291	28,404	(3,370)
Stock-based compensation	8,147	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,654,524)	149,651	(1,555,876)
Inventories	(4,061,319)	(292,542)	582,873
Prepaid income taxes	—	—	764,523
Prepaid expenses and other current assets	10,839	(87,848)	(173,264)
Other non-current assets	(160,275)	33,535	(17,995)
Trade accounts payable	2,351,860	(111,086)	488,121
Income taxes payable	(146,774)	2,625,214	194,973
Accrued compensation	641,268	371,156	192,031
Other accrued expenses and other current liabilities	(95,302)	156,304	235,139
Other non-current liabilities	—	—	(68,750)
Deferred income and customer deposits	27,332	470,996	290,867

Net cash provided by operating activities	4,965,970	11,936,883	8,244,194

Cash flows from investing activities:
Purchases of marketable securities	(194,300,156)	(52,470,170)	(30,285,191)
Maturity of marketable securities	176,980,791	49,612,723	24,630,342
Purchase of property and equipment	(2,206,336)	(781,650)	(497,532)
Proceeds from the sale of property and equipment	80	1,347	3,425

Net cash used in investing activities	(19,525,621)	(3,637,750)	(6,148,956)

Cash flows from financing activities:
Proceeds from stock option exercises	993,684	951,907	378,565
Net cash provided by financing activities	993,684	951,907	378,565

Effect of exchange rate changes on cash	145,021	151,452	98,206

Net increase (decrease) in cash and cash equivalents	(13,420,946)	9,402,492	2,572,009

Cash and cash equivalents, beginning of year	26,741,627	17,339,135	14,767,126

Cash and cash equivalents, end of year	$13,320,681	$26,741,627	$17,339,135

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,883,801	$1,808,754	$2,619,846

- The Company entered into capital lease obligations of $23,789 for the year ended December 31, 2004.

See accompanying notes to the consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Business
The consolidated financial statements include the accounts of Rimage Corporation and its subsidiaries, collectively hereinafter referred to as “Rimage” or the “Company.” All material intercompany accounts and transactions have been eliminated upon consolidation.

The Company develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems.

Revenue Recognition
Revenue for product sales, which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent.
•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
•
Collectibility is probable. All sales are made on the basis that collection is expected in line with the Company’s standard payment terms, which are consistent with industry practice in the geographies in which the Company markets its products.

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices, and recognizes revenue upon the successful completion of the service.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).

EITF 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have any impact on the financial position or results of operations of the Company, because the elements of the Company’s sale transactions are clearly and separately stated and sufficient evidence of their fair value exists to account for the elements.

Sales Returns
An allowance for sales returns is recorded by the Company based upon an analysis of new product introductions, historical trends, and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products.

Cash Equivalents
All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

Marketable Securities
Marketable securities generally consist of U.S. Treasury and money market securities, municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities have maturities of twelve months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

Sources of Supply
Many of the purchased components used to assemble the Company’s products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company’s inability to deliver one or more products for a period of several months.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined primarily on a first-in, first-out (FIFO) basis. The Company records reserves for potentially excess, obsolete and slow moving inventory based upon historical loss trends, expected product lives and forecasted sales demand.

Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over periods of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred.

Product Warranty
The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued at the time of sale based on an analysis of historical claims experience, which includes labor and parts costs and the proportion of parts that can be re-used.

The warranty reserve rollforward, including provisions and claims, is as follows for the years ended December 31, 2004 and 2003:

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2004	$172,000	$510,000	$(498,000)	$3,000	$187,000

December 31, 2003	$170,000	$283,000	$(287,000)	$6,000	$172,000

Stock Based Compensation
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS

No. 123, the Company’s 2004, 2003 and 2002 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated in the following table:

	2004	2003	2002
Net income:
As reported	$9,071,961	$7,665,625	$6,463,715

Stock-based employee compensation, net of tax	(663,753)	(443,720)	(572,720)

Proforma	$8,408,208	$7,221,905	$5,890,995

Basic net income per share:	$0.98	$0.86	$0.74
As reported

Stock-based employee compensation, net of tax	(0.07)	(0.05)	(0.06)

Proforma	$0.91	$0.81	$0.68
Diluted net income per share:
As reported	$0.91	$0.79	$0.68

Stock-based employee compensation, net of tax	(0.05)	(0.05)	(0.06)

Proforma	$0.86	$0.74	$0.62

The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model:

	2004	2003	2002

Number of options granted	213,500	177,000	45,500

Fair market value of options granted	$997,167	$618,480	$188,645

Per share weighted average fair value	$4.67	$3.49	$4.15

Volatility range	26.9 to 34.6%	34.8 to 39.2%	37.0 to 56.0%

Risk-free interest rate range	2.96 to 3.93%	2.30 to 2.98%	2.78 to 4.50%

Expected life of options in years	5.0	5.0	5.0

Research and Development Costs
Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred.

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

Net Income Per Share
Basic income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted income per share is calculated by dividing income by the weighted average number of common and assumed conversion shares outstanding during each period. Assumed conversion shares result from dilutive stock options and are computed using the treasury stock method.

Foreign Currency Translation / Transactions
The assets and liabilities of the Company’s international subsidiary are translated into U.S. dollars using period-end exchange rates. Statement of operations items are translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

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

Comprehensive Income
Comprehensive income consists of the Company’s net income, foreign currency translation adjustment, and unrealized holding gains (losses) from available-for-sale investments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

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

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for the Company beginning July 1, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1 in the Consolidated Financial Statements included in this Form 10-K. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling charges and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The provisions under SFAS No. 151 are effective for the Company beginning January 1, 2006, and shall be applied prospectively. The Company does not expect that the adoption of this pronouncement will have a significant impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The guidance in APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged. SFAS No. 153 amends APB No. 29 to eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for the Company for nonmonetary asset exchanges beginning July 1, 2005. The provisions of this Statement shall be applied prospectively. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

2)  Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2004 and 2003 are reflected in the following table. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2004
U.S. Treasury securities	$13,772,973	—	(55,678)	13,717,295
Municipal securities	10,223,926	651	(10,502)	10,214,074
Money market securities	13,246,027	82	(4,670)	13,241,440
Corporate securities	2,003,907	—	(1,917)	2,001,990

Total	$39,246,833	733	(72,767)	39,174,799

At December 31, 2003
U.S. Treasury securities	$14,541,370	4,876	(1,367)	14,544,879
Asset-backed securities	2,033,326	1,678	(19,448)	2,015,556
Commercial paper	998,472	—	—	998,472
Corporate securities	4,298,251	774	(2,498)	4,296,527

Total	$21,871,419	7,328	(23,313)	21,855,434

3)  Inventories

Inventories consist of the following as of December 31:

	2004	2003

Finished goods and demonstration equipment	$1,385,148	$899,962
Work-in-process	479,787	362,645
Purchased parts and subassemblies	5,530,754	2,071,763
	$7,395,689	$3,334,370

4)  Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million and a foreign exchange facility which allows for foreign exchange contracts up to an aggregate of $5 million. The Credit Agreement is effective until June 30, 2005. The outstanding principal balance of the note bears interest at a fluctuating rate per annum at one and one-half percent (1.50%) above LIBOR in effect from time to time. No amounts were outstanding under the Credit Agreement at December 31, 2004.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets ratios.

5)  Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Year ended December 31
	2004	2003	2002

Current:
U.S. Federal	$3,816,759	3,685,766	2,887,333
State	611,351	690,146	524,696
Foreign	308,918	284,766	167,312
Total current	4,737,028	4,660,678	3,579,341

Deferred:
U.S. Federal	192,754	(205,053)	117,789
State	41,541	(49,399)	18,234
Total deferred	234,295	(254,452)	136,023

	$4,971,323	4,406,226	3,715,364

Actual current tax liabilities are lower than the associated expense reflected for 2004 and 2003 by $521,679 and $1,051,477, respectively, due to the impact of stock option deduction benefits recorded as credits to additional paid-in capital in equity.

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows:

	Year ended December 31
	2004	2003	2002

Expected income tax expense	$4,915,149	4,225,148	3,562,678
State income taxes, net of federal tax effect	424,380	422,893	358,334
Extraterritorial income exclusion	(153,687)	(138,201)	(102,000)
Foreign operation	31,342	27,734	(42,239)
Benefit of lower federal tax bracket	(113,150)	(120,719)	(101,791)
Other, net	(132,711)	(10,629)	40,382

	$4,971,323	4,406,226	3,715,364

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, are presented below:

	2004	2003

Inventory reserves	$262,000	330,000
Accounts receivable reserves	203,000	290,000
Gross margin recognition on sale to foreign subsidiary	292,000	273,000
Unrealized foreign exchange loss	81,000	122,000
Deferred maintenance revenue	76,000	71,000
Accrued payroll	88,000	66,000
Warranty accrual	53,000	50,000
Amortization	16,000	10,000
Fixed assets	(138,000)	6,000
Other	72,000	21,000
Total net deferred tax assets	$1,005,000	1,239,000

The Company believes that is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

6)  Stockholders’ Equity

Stock Options
Rimage has a stock option plan that provides for the grant of incentive stock options, non-qualified stock options or restricted stock awards to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. Pursuant to this plan, the following options are currently issued and outstanding:

	Shares available for grant	Options outstanding	Weighted average exercise price

Balance at December 31, 2001	231,736	1,500,366	$4.69
Granted	(45,500)	45,500	8.40
Exercised	—	(14,724)	4.44
Canceled	107,272	(107,272)	5.28

Balance at December 31, 2002	293,508	1,423,870	$4.76
Additional shares available	400,000	—	—
Shares eliminated due to plan consolidation	(25,000)	—	—
Granted	(177,000)	177,000	9.62
Exercised	—	(355,901)	2.15
Canceled	9,733	(9,733)	9.89

Balance at December 31, 2003	501,241	1,235,236	$6.17
Granted	(213,500)	213,500	14.09
Exercised	—	(164,739)	3.67
Canceled	3,999	(3,999)	13.18

Balance at December 31, 2004	291,740	1,279,998	$7.79

The following table summarizes exercise prices of all outstanding options as of December 31, 2004:

		Weighted
	Number	Average
Exercise Price Range	Of Options	Exercise Price
$ 1.33 — $ 1.33	192,175	$1.33

$ 2.08 — $ 2.67	197,065	$2.66

$ 6.50 — $ 9.00	366,591	$7.86

$ 10.00 — $13.60	330,500	$10.62

$ 14.09 — $17.00	193,667	$14.47

	1,279,998	$7.79

The outstanding options have a weighted average contractual life of 6.6 years.

In connection with the acquisition of Cedar Technologies in March 2000, the Company assumed sponsorship of Cedar’s employee stock option plan. The plan was not approved by Rimage’s shareholders and no additional grants were issued from the plan subsequent to the acquisition. As of December 31, 2004, the plan was inactive and no shares were outstanding under the plan. Exercises of options and warrants originally issued and outstanding under the plan totaled 69,113 shares in 2004, 8,628 shares in 2003 and 37,078 shares in 2002. Additionally, 312 and 3,628 shares expired unexercised in 2004 and 2002, respectively.

Employee Stock Purchase Plan
In February 2001, the Company’s board of directors adopted, and in May 2001 the shareholders approved, the Employee Stock Purchase Plan (the “Plan”). A total of 300,000 common shares were reserved for issuance under the Plan. After a minimum six-month waiting period, the Plan allows employees to elect, at one year intervals, to contribute between 1 and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of fair market value of such shares on the first or last business day of each one year period. As of December 31, 2004, 89,809 shares have been issued under the Plan.

Preferred Stock Purchase Rights
On September 16, 2003, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock of the Company outstanding on October 6, 2003 and with respect to each share of common stock issued thereafter. The rights become exercisable only after any person or group (the “Acquiring Person”) becomes or would become the beneficial owner of 15% or more of the Company’s outstanding common stock.

Each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $100.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, on of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company.

7)  Net Income Per Share

The following table identifies the components of net income per basic and diluted share. A total of 2,743, 6,274, and 58,519 assumed conversion shares during 2004, 2003, and 2002, respectively, were excluded from the net income per share computation as their effect was anti-dilutive.

	Net Income	Weighted Average Shares Outstanding	Per Share Amount
2004:
Basic	$9,071,961	9,289,553	$0.98
Dilutive effect of stock options	—	642,134	(.07)
Diluted	$9,071,961	9,931,687	$0.91
2003:
Basic	$7,665,625	8,931,084	$0.86
Dilutive effect of stock options	—	812,020	(.07)
Diluted	$7,665,625	9,743,104	$0.79
2002:
Basic	$6,463,715	8,702,552	$0.74
Dilutive effect of stock options	—	794,171	(.06)
Diluted	$6,463,715	9,496,723	$0.68

8)	Lease Commitments

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases:

Year ending December 31	Total operating leases

2005	$818,051
2006	697,983
2007	580,423
2008	286,477
2009	28,792

Net minimum lease payments	$2,411,726

Rent expense under operating leases amounted to approximately $687,000, $673,000, and $567,000 for the years ended December 31, 2004, 2003, and 2002, respectively, which includes rent expense to a corporation owned by two former directors of $357,000, $326,000, and $326,000, respectively. The rent expense with the former directors relates to the lease of the Company’s corporate headquarters facility (see note 11).

9)  Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $235,250, $191,086, and $171,290 in 2004, 2003, and 2002, respectively.

10)  Business Segment Information / Major Customers

The Company has identified one reportable operating segment consisting of CD-R and DVD-R publishing systems required for producing discs with customized digital content on an on-demand basis. The Company’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. The Company’s hardware products consist of two primary product lines: The Producer line, which accommodates higher volume CD-R and DVD-R production requirements, and the Desktop line of lower-cost products for office and other desktop applications. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging, banking and finance, government and business offices. Rimage utilizes the following principal means of distributing its products: Direct sales using its own sales force, primarily in Europe; a two tier distribution system of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor to end-user system in Asia Pacific and in some areas in Europe. The Company’s hardware products are assembled from components purchased from third party suppliers. Components include CD-R/DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, and other mechanical parts.

Two of the Company’s unaffiliated customers provided more than 10% of consolidated revenues in 2004, generating approximately $8,914,000 and $8,793,000 of sales, respectively. Accounts receivable balances at December 31, 2004 from these customers amounted to $1,442,000 and $1,332,000, respectively. Two unaffiliated customers also generated more than 10% of consolidated revenues in 2003, generating approximately $8,379,000 and $6,276,000 of sales. Related accounts receivable balances with these customers totaled $652,000 and $402,000, respectively, as of December 31, 2003. The Company derived approximately $7,971,000 and $7,273,000 of its 2002 sales from two unaffiliated customers. Customers generating more than 10% of the Company’s revenues each year were distributors or strategic partners of the Company.

The Company’s revenues from each of its principal geographic regions were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
North America	$43,864	$30,938	$28,612
Europe	23,144	19,888	14,818
Other (primarily Asia Pacific and Latin America)	3,840	2,971	3,151

Total	$70,848	$53,797	$46,581

The Company’s revenues from each of its principal products and services were as follows (in thousands):
	Year Ended December 31,
	2004	2003	2002
Equipment:
Producer	$36,186	$31,133	$28,385
Desktop	7,887	6,403	6,066
Total	44,073	37,536	34,451

Consumables, parts and repairs	23,628	13,606	9,902

Maintenance Contracts	3,147	2,655	2,228

Total	$70,848	$53,797	$46,581

Long-lived assets of the Company were located as follows (in thousands):
	December 31, 2004	December 31, 2003
North America	$2,151	$954
Germany	235	183
Total	$2,386	$1,137

11)  Related Party Transactions

One of the Company’s non-employee directors is also a director of one of the Company’s vendors, a supplier of printed circuit boards used in the assembly of the Company’s CD-R and DVD-R publishing systems. The Company purchased component parts from this supplier approximating $1.5 million, $1.1 million and $.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Outstanding accounts payable with this supplier totaled approximately $206,000 and $178,000 at December 31, 2004 and 2003, respectively, payable under standard 30-day payment terms.

Over the past several years, the Company has rented its corporate headquarters facility from a corporation owned by two former directors of the Company. Both directors retired from the Company’s Board effective May 2003. One of the directors beneficially owned 9%, 11.5% and 12.9% of the Company’s outstanding common stock as of April 2004, 2003 and 2002, respectively. As of December 31, 2004, this director’s beneficial ownership had declined to 6.4%. The other director’s beneficial ownership in the Company’s outstanding common stock was 4% or less during each reporting period.

The Company currently rents its 58,500 square foot headquarters facility under a noncancellable 48-month lease initiated August 1, 2004 with the corporation owned by the former directors. Monthly base rent is $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. Rent expense paid to these parties amounted to $357,000 for the year ended December 31, 2004 and $326,000 in each of the years ended December 31, 2003 and 2002. No amounts were payable to these parties as of December 31, 2004 and 2003.

12)  Commitments and Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

13)  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities: The fair values are determined using quoted market prices.

Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forward exchange contracts at December 31, 2004 and 2003 was a net loss of $210,000 and $324,000 respectively, recorded in other current liabilities.

Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.

14)  Supplemental Quarterly Data - Unaudited (dollars in thousands, except per share data)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$20,895	17,879	17,631	14,444	15,671	13,791	12,791	11,544
Cost of revenues	11,064	10,029	9,564	7,370	8,023	7,109	6,459	5,809
Gross profit	9,831	7,850	8,067	7,074	7,648	6,682	6,332	5,735

Operating expenses:
Research and development	1,168	1,010	1,227	1,125	1,123	867	926	848
Selling, general and administrative	4,279	3,708	3,658	3,211	2,821	2,798	2,823	2,634
Total operating expenses	5,447	4,718	4,885	4,336	3,944	3,665	3,749	3,482

Operating income	4,384	3,132	3,182	2,738	3,704	3,017	2,583	2,253

Other income (expense):
Interest, net	215	174	124	143	121	127	134	138
Gain (loss) on currency exchange	42	—	(14)	(10)	55	(12)	9	(22)
Other, net	(4)	17	(93)	13	2	(14)	(21)	(1)
Total other income, net	253	191	17	146	178	101	122	115

Income before income taxes	4,637	3,323	3,199	2,884	3,882	3,118	2,705	2,368
Income tax expense	1,538	1,213	1,168	1,052	1,417	1,138	987	864
Net income	$3,099	2,110	2,031	1,832	2,465	1,980	1,718	1,504

Net income per basic share	$0.33	0.23	0.22	0.20	0.27	0.22	0.20	0.17

Net income per diluted share	$0.31	0.21	0.20	0.18	0.25	0.20	0.18	0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Bernard P. Aldrich, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such review, they have concluded that these disclosure controls and procedures are effective.

(b)    Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 2, 2005, the Company filed a Current Report on Form 8-K reporting that on February 24, 2005, the Compensation Committee of the Board of Directors approved salaries for 2005 for the Company's executive officers. In the Form 8-K, the 2005 salary for Konrad Rotermund, the Company's Vice President, European Operations, should have been stated in Euros at 148,000€.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

—	Ownership of Voting Securities by Principal Holders and Management;

—	Proposal 1—Election of Directors;

—	Nominees for Election of Directors;

—	Executive Officers of the Company;

—	Executive Compensation;

—	Section 16(a) Beneficial Ownership Reporting Compliance;

—	Corporate Governance; and

—	Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Ownership of Voting Securities by Principal Holders and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report.

	(2) Financial Statement Schedules.
		Page in this Form 10-K

	Report of Independent Registered Public Accounting Firm
	on Financial Statement Schedule	43

	(3) Exhibits. See Index to Exhibits on page 45 of this report.

(b)	See Index to Exhibits on page 45 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 Annual Report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RIMAGE CORPORATION

Date: March 16, 2005	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Chief Executive Officer

By:	/s/ Robert M. Wolf
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

Signature	Title	Date

/s/ Bernard P. Aldrich	Chief Executive Officer, President and Director	March 16, 2005
Bernard P. Aldrich	(principal executive officer)

/s/ David J. Suden	Chief Technical Officer & Director
David J. Suden		March 16, 2005

/s/ Robert M. Wolf	Chief Financial Officer (principal financial
Robert M. Wolf	and accounting officer) and Corporate Secretary	March 16, 2005

/s/ James L. Reissner	Director, Chairman of the Board
James L. Reissner		March 16, 2005

/s/ Thomas F. Madison	Director
Thomas F. Madison		March 16, 2005

/s/ Steven M. Quist	Director
Steven M. Quist		March 16, 2005

/s/ Lawrence M. Benveniste	Director
Lawrence M. Benveniste		March 16, 2005

/s/ Philip D. Hotchkiss	Director
Philip D. Hotchkiss		March 16, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).
3.2
Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Bylaws of Rimage Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).
3.4
Rights Agreement dated as of September 17, 2003 between Rimage Corporation and Wells Fargo Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 000-20728)).

10.1	Rimage Corporation Amended and Restated 1992 Stock Option Plan * (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-106901)).
10.2
Rimage Corporation 2001 Stock Option Plan for Non-Employee Directors * (Incorporated by reference to exhibit of same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Rimage Corporation 2001 Employee Stock Purchase Plan * (Incorporated by reference to exhibit of same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.4
Lease dated July 31, 2004, between Rimage Corporation and 7725 Washington Avenue Corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2004).

10.5
Form of Severance/Change in Control Letter Agreement dated November 5, 2004, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.6	Credit Agreement, dated March 29, 2004, by and between the Company and Wells Fargo Bank, National Association.
10.7	Revolving Line of Credit Note, dated March 29, 2004, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association.
21.1	Subsidiaries of Rimage Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13d-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. §1350

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts

Allowance for Doubtful Accounts
Receivable and Sales Returns:
	Years ended December 31,
	2004	2003	2002

Balance at beginning of year	$886,828	$635,382	$714,943

Write-offs and other adjustments	(165,795)	1,282	(95,672)
Recoveries	(158,456)	(151,549)	(90,551)
Additions charged to costs and expenses	37,476	401,713	106,662

Balance at end of year	$600,053	$886,828	$635,382

See accompanying report of Independent Registered Public Accounting Firm on page 44.