Form 10-Q
period 2005-03-31
RIMAGE CORP
filed 2005-05-06
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number:   0-20728

RIMAGE CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at April 30, 2004 – 9,476,587 shares of $.01 par value Common Stock.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes    X     No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

RIMAGE CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2005

	Description	Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of
	March 31, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations
	(unaudited) for the three months ended
	March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows
	(unaudited) for the three months ended
	March 31, 2005 and 2004	5

	Condensed Notes to Consolidated
	Financial Statements (unaudited)	6-10

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION	18

Item 1-5.	None
Item 6.	Exhibits

SIGNATURES		19

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004

Assets	March 31, 2005 (unaudited)	December 31, 2004

Current assets:
Cash and cash equivalents	$26,415,877	$13,320,681
Marketable securities	25,986,050	39,174,799
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $589,000 and $600,000, respectively	10,783,120	10,183,814
Inventories	7,106,030	7,395,689
Prepaid expenses and other current assets	1,222,275	462,214
Deferred income taxes - current	1,127,642	1,127,642

Total current assets	72,640,994	71,664,839

Property and equipment, net	2,908,390	2,386,494
Other non-current assets	70,417	86,667

Total assets	$75,619,801	$74,138,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$4,400,110	$4,717,073
Accrued compensation	1,292,499	2,300,009
Other accrued expenses	1,275,870	1,121,370
Income taxes payable	771,855	1,100,257
Deferred income and customer deposits	1,975,667	1,821,057
Other current liabilities	11,350	217,640

Total current liabilities	9,727,351	11,277,406

Long-term liabilities:
Deferred taxes	122,932	122,932
Other non-current liabilities	22,501	16,317

Total long-term liabilities	145,433	139,249

Total liabilities	9,872,784	11,416,655

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares,
no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares,
issued and outstanding 9,476,587 and 9,365,479, respectively	94,766	93,655
Additional paid-in capital	20,142,289	19,677,692
Retained earnings	45,562,906	42,871,670
Accumulated other comprehensive income (loss)	(52,944)	78,328

Total stockholders’ equity	65,747,017	62,721,345

Commitments and contingencies

Total liabilities and stockholders’ equity	$75,619,801	$74,138,000

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues	$20,875,298	$14,443,698
Cost of revenues	11,264,949	7,370,174

Gross profit	9,610,349	7,073,524

Operating expenses:
Research and development	1,278,622	1,124,892
Selling, general and administrative	4,360,060	3,210,719

Total operating expenses	5,638,682	4,335,611

Operating income	3,971,667	2,737,913

Other income (expense):
Interest, net	273,998	143,301
Loss on currency exchange	(66,796)	(9,675)
Other, net	(6,410)	12,947

Total other income, net	200,792	146,573

Income before income taxes	4,172,459	2,884,486
Income tax expense	1,481,223	1,052,837

Net income	$2,691,236	$1,831,649

Net income per basic share	$0.29	$0.20

Net income per diluted share	$0.27	$0.18

Basic weighted average shares outstanding	9,422,076	9,167,484

Diluted weighted average shares and
assumed conversion shares	10,092,095	9,920,079

See accompanying condensed notes to the consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$2,691,236	$1,831,649
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	228,781	229,318
Loss on sale of property and equipment	6,520	4,429
Changes in operating assets and liabilities:
Trade accounts receivable	(599,306)	(840,378)
Inventories	289,659	(710,463)
Prepaid expenses and other current assets	(760,061)	(156,973)
Trade accounts payable	(316,963)	939,704
Accrued compensation	(1,007,510)	(322,209)
Other accrued expenses and other current liabilities	(55,540)	(440,004)
Income taxes payable	(212,902)	(856,350)
Deferred income and customer deposits	154,610	63,764

Net cash provided by (used in) operating activities	418,524	(257,513)

Cash flows from investing activities:
Purchases of marketable securities	(1,976,251)	(6,366,101)
Maturities of marketable securities	15,165,000	6,600,152
Purchases of property and equipment	(729,048)	(392,718)
Other non-current assets	(72,020)	(5,498)

Net cash provided by (used in) investing activities	12,387,681	(164,165)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,965)	—
Proceeds from stock option exercises	350,208	303,698

Net cash provided by financing activities	348,243	303,698

Effect of exchange rate changes on cash	(59,252)	(36,180)

Net increase (decrease) in cash and cash equivalents	13,095,196	(154,160)

Cash and cash equivalents, beginning of period	13,320,681	26,741,627

Cash and cash equivalents, end of period	$26,415,877	$26,587,467

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,580,000	$831,448

The Company entered into capital lease obligations of $11,899 during the three months ended March 31, 2005

See accompanying condensed notes to the consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business
Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank CD-R and DVD-R media.

The accompanying interim consolidated financial statements of Rimage Corporation are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
Marketable securities primarily consist of U.S. Treasury and money market securities and municipal securities with long-term credit ratings of AAA and short-term credit ratings of A-1. All marketable securities have maturities of twelve months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3)	Stock Based Compensation
The Company applies APB No. 25 and related interpretations in accounting for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 would have been adjusted to the proforma amounts stated below:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net income:
As reported	$2,691,236	$1,831,649
Stock-based employee compensation, net of tax	(184,148)	(155,687)
Proforma	2,507,088	1,675,962

Basic net income per share:
As reported	$0.29	$0.20
Stock-based employee compensation, net of tax	$(0.02)	$(0.02)
Proforma	$0.27	$0.18

Diluted net income per share:
As reported	$0.27	$0.18
Stock-based employee compensation, net of tax	$(0.02)	$(0.01)
Proforma	$0.25	$0.17

(4)	Inventories Inventories consist of the following as of:

	March 31, 2005	December 31, 2004

Finished goods and demonstration equipmen	$1,444,728	$1,385,148
Work-in-process	733,436	479,787
Purchased parts and subassemblies	4,927,866	5,530,754

	$7,106,030	$7,395,689

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited

(5)	Comprehensive Income
Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$2,691,236	$1,831,649
Other comprehensive income (loss):
Foreign currency translation adjustment	(112,264)	(44,645)
Net unrealized gains (losses) on securities	(19,008)	2,967

Total comprehensive income	$2,559,964	$1,789,971

(6)	Foreign Currency Contracts
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

As of March 31, 2005, the Company had nineteen outstanding foreign currency contracts totaling $3,143,000. These contracts mature in 2005 and bear rates ranging from 1.2811 to 1.3391 U.S. Dollars per Euro. As of March 31, 2005, the fair value of foreign currency contracts is a net gain position of $35,144, recorded in other current assets.

(7)	Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, and for interim periods, note 3 to the Consolidated Financial Statements included in this Form 10Q. The ultimate amount of increased

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarified other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005, and provides clarification on certain provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under Interpretation No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, development or through the normal operation of the asset. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for the Company no later than December 31, 2005, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” was issued by the FASB in January 2003, and the interpretation was revised in December 2003 (“FIN 46-R”). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company’s consolidated financial statements.

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

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

shall be applied prospectively. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

(8)	Warranty Reserve The warranty reserve rollforward, including provisions and claims, is as follows:

Three Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

March 31, 2005	$187,000	79,000	(96,000)	(2,000)	$168,000

March 31, 2004	$172,000	96,000	(61,000)	(1,000)	$206,000

(9)	Litigation
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended		Percentage (%) Increase Between
	March 31,		Periods

	2005	2004	2005 vs. 2004

Revenues	100.0	100.0	45.0
Cost of revenues	(54.0)	(51.0)	53.0

Gross profit	46.0	49.0	36.0
Operating expenses:
Research and development	(6.1)	(7.8)	14.0
Selling, general and administrative	(20.9)	(22.2)	36.0

Operating income	19.0	19.0	45.0
Other income, net	1.0	1.0	37.0

Income before income taxes	20.0	20.0	45.0
Income tax expense	(7.1)	(7.3)	41.0

Net income	12.9	12.7	47.0

Overview
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany. These systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as banking, medical, photography and government. Rimage anticipates sales and marketing expenditures will continue to grow as a result of applying increased resources to further penetrate these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 35% and 36% of consolidated revenues during the three months ended March 31, 2005 and 2004, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues.     Revenues increased 45% to $20.9 million for the three months ended March 31, 2005 from $14.4 million for the same prior year period. The growth in revenues was primarily impacted by a 47% or $3.6 million increase in Producer line equipment sales, largely driven by strong sales of the DiscLab system introduced in 2004. Also contributing to the current period’s revenue growth was an increase in the volume of recurring revenues of $2.2 million, including sales of blank CD-R and DVD-R media, printer ribbons, ink cartridges, parts and maintenance contracts. International sales rose 23% in this year’s first quarter over the same prior year period and comprised 37% of total sales, compared to 43% in last year’s first quarter. The impact of currency fluctuations on the Company’s European operations increased reported revenues for the three months ended March 31, 2005 by approximately $0.4 million, or 2% of consolidated revenues.

As of and for the three months ended March 31, 2005, foreign revenues from unaffiliated customers generated by the Company’s German operations and the operating income and net identifiable assets of such operations were

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$6.4 million, $0.2 million and $5.7 million, respectively. Comparable amounts for the Company’s German operations as of and for the three months ended March 31, 2004 were revenues of $5.4 million, operating income of $0.2 million and net identifiable assets of $4.8 million. The growth in revenues and assets is due to increased penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is projecting second quarter 2005 revenues to range between $19 million and $21 million.

Gross Profit.  Gross profit as a percentage of revenues was 46% for the three months ended March 31, 2005, compared to 49% for the same period in 2004. The decline in gross profit as a percentage of revenues was primarily due to increased cost of sales resulting from increased raw materials costs and increased manufacturing and service labor and overhead in preparation for the launch of a new desktop product in the second quarter and expected continued growth in total sales in 2005.

Rimage anticipates that its gross profit percentage during the remainder of 2005 will be in the low to mid-40% range. Actual margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

Operating Expenses.  Research and development expenses totaled $1.3 million and $1.1 million during the three months ended March 31, 2005 and 2004, respectively, representing 6.1% and 7.8% of revenues, respectively. The 14% increase in 2005 expenses was primarily due to materials and resources required to complete development work on a new desktop product scheduled to be released in the second quarter 2005 and continued development on other new-generation products.

Rimage anticipates its research and development expenditures to range from 7% to 8% of revenues for the full year 2005. These expenditures will be made to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 amounted to $4.4 million and $3.2 million, respectively, representing 21% and 22% of revenues, respectively. The dollar growth in expenses primarily reflects the implementation of sales and marketing initiatives to support new product introductions, the continued expansion of the Company’s sales and marketing organization and incremental expenses associated with Sarbanes Oxley related initiatives. Sales and marketing expenses grew $0.6 million in the first quarter 2005, affected by increased costs for product marketing and promotional activities and a 22% increase in headcount between periods. The Company expects continued growth in spending on sales and marketing during 2005. General and administrative expenses contributed the remaining $0.6 million of growth in expenses, impacted primarily by incremental expenses associated with completion of Sarbanes-Oxley related compliance for the 2004 fiscal year, and an increase in management compensation costs.

Other Income, Net.  The Company recognized net interest income on cash investments of $0.3 million during the three months ended March 31, 2005, compared to $0.1 million during the same period in 2004. The current period increase was due to a $4 million increase in average cash equivalent and marketable securities balances and a small increase in effective yields. Other income in each period was negatively affected by net losses on foreign currency transactions, amounting to $67,000 in 2005 and $10,000 in 2004.

Income Before Income Taxes.  Income before income taxes increased 45% to $4.2 million for the first quarter of 2005 from $2.9 million for the same prior year period. This rate of growth is consistent with the revenue growth rate between periods and reflects the containment of aggregate costs and expenses at the same proportion of total revenues as occurred in the prior year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes.  The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2005 and 2004 amounted to $1.5 million and $1.1 million, respectively, or 35.5% and 36.5% of income before taxes. The Company anticipates its effective tax rate will range between 35% and 36% for the full year 2005. The lower effective tax rate in 2005 reflects the impact of adjustments to the tax provision as a result of a reassessment of the Company’s tax exposures as of December 31, 2004, as well as the net impact of the phase-in beginning in 2005 of the new Internal Revenue Code Section 199 Manufacturers’ Tax Deduction for qualified domestic manufacturing / production activities.

Net income / net income per share.  Resulting net income for the three months ended March 31, 2005 was $2.7 million, representing 12.9% of revenues. This compares to net income of $1.8 million, or 12.7% of revenues for the same period in the prior year. Related net income per diluted share amounts were $0.27 and $0.18 for the three months ended March 31, 2005 and 2004, respectively. The Company expects second quarter 2005 net income to range between $0.20 to $0.25 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2005, no amounts were outstanding under the credit agreement.

Current assets increased to $72.6 million as of March 31, 2005 from $71.7 million at December 31, 2004, primarily reflecting increased accounts receivable ($0.6 million) and prepaid expenses ($0.7 million), partially offset by a reduction in inventory levels ($0.3 million). The increase in accounts receivable was caused by a concentration of first quarter 2005 sales in March. The allowance for doubtful accounts and sales returns as a percentage of receivables was 5% at March 31, 2005, compared to 11% at March 31, 2004. The reduction in 2005 reserve levels is primarily due to improved management of sales returns, improved quality of receivable balances and a reassessment effective the fourth quarter 2004 of the Company’s bad debt exposure. The increase in prepaid expenses was primarily due to the renewal during the first quarter of a paid-up software license agreement for a three-year term. Inventory levels decreased during the first quarter due primarily to improved inventory management, but remain high relative to historic levels due to the need to stock long lead-time parts and additional inventory of CD-R and DVD-R media, printer ribbons and cartridges as a result of expected continued growth in consumable product sales. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions or strategic alliances. Current liabilities decreased to $9.7 million as of March 31, 2005 from $11.3 million as of December 31, 2004, primarily reflecting payment of management bonuses earned in 2004, a reduction in trade payables ($0.3 million) stemming from the inventory reduction discussed above and timing of income tax payments.

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2005, compared to net cash used in operating activities of $0.3 million for the three months ended March 31, 2004. The approximate $0.7 million increase in cash generated from operations was primarily impacted by a $0.9 million increase in net income adjusted for non-cash items, partially offset by a $0.2 million increase in operating assets, net of operating liabilities, as discussed above.

Net cash provided by investing activities was $12.4 million for the three months ended March 31, 2005, compared to net cash used in investing activities of $0.2 million during the same period in 2004. The increase in cash provided by investing activities was the result of a $13.0 million increase in maturities of marketable securities, net of related purchases of marketable securities, partially offset by a $0.3 million increase in capital

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenditures. The increased level of capital expenditures was driven primarily by leasehold improvements for the Company’s corporate facility.

Net cash provided by financing activities totaled $0.3 million for the three months ended March 31, 2005 and 2004, respectively. Amounts in both periods primarily reflect proceeds from stock option exercises.

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

Revenue Recognition.  Revenue for product sales (including hardware and consumables), which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

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

The Company accrues for warranty costs and sales returns at the time of shipment based upon historical experience and known trends in the business.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires) based on renewal prices.

Revenue Arrangements with Multiple Deliverables.  EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The adoption of EITF 00-21 did not have an impact on the financial position or results of operations of the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Doubtful Accounts and Sales Returns.  The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Actual bad debt exposure could differ significantly from management’s estimates if economic conditions worsened for the Company’s customers. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors.

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

Warranty Reserves.  The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on an analysis of historical claims experience, which includes labor and parts costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of changes in product quality, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Form 10-K for the year ended December 31, 2004, and for interim periods, note 3 to the Consolidated Financial Statements included in this Form 10Q. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarified other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005, and provides clarification on certain provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under Interpretation No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, development or through the normal operation of the asset. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective for the Company no later than December 31, 2005, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FIN 46, “Consolidation of Variable Interest Entities,” was issued by the FASB in January 2003, and the interpretation was revised in December 2003 (“FIN 46-R”). FIN 46-R provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation is effective for all such interests entered into after December 31, 2003, and for all others at the beginning of the fiscal year commencing after December 15, 2004. Adoption of the interpretation has not affected, and is not expected to affect, the Company’s consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the photography, medical, banking, government and office markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2004. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings Not Applicable.

Item 2.	Changes in Securities and Use of Proceeds Not Applicable.

Item 3.	Defaults Upon Senior Securities Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders Not Applicable.

Item 5.	Other Information Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11.1 Calculation of Earnings Per Share
31.1  Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2  Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32 Certifications pursuant to 18 U.S.C.ss.1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date: May 6, 2005	By: /s/ Bernard P. Aldrich
Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date: May 6, 2005	By: /s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)