Form 10-Q
period 2005-06-30
RIMAGE CORP
filed 2005-08-05
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

Commission File Number:   0-20728

RIMAGE CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at July 31, 2005 – 9,534,056 shares of $.01 par value Common Stock.

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
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2005

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004

Assets	June 30, 2005 (unaudited)	December 31, 2004

Current assets:
Cash and cash equivalents	$22,678,219	$13,320,681
Marketable securities	33,390,849	39,174,799
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $579,000 and $600,000, respectively	11,197,973	10,183,814
Inventories	7,554,771	7,395,689
Prepaid expenses and other current assets	1,123,811	462,214
Deferred income taxes - current	1,127,642	1,127,642

Total current assets	77,073,265	71,664,839

Property and equipment, net	2,809,867	2,386,494
Other non-current assets	54,167	86,667

Total assets	$79,937,299	$74,138,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$5,415,647	$4,717,073
Accrued compensation	2,076,929	2,300,009
Other accrued expenses	1,619,115	1,121,370
Income taxes payable	365,777	1,100,257
Deferred income and customer deposits	2,103,452	1,821,057
Other current liabilities	11,525	217,640

Total current liabilities	11,592,445	11,277,406

Long-term liabilities:
Deferred taxes	122,932	122,932
Other non-current liabilities	19,238	16,317

Total long-term liabilities	142,170	139,249

Total liabilities	11,734,615	11,416,655

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares,
no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares,
issued and outstanding 9,502,420 and 9,365,479, respectively	95,024	93,655
Additional paid-in capital	20,425,952	19,677,692
Retained earnings	47,850,476	42,871,670
Accumulated other comprehensive income (loss)	(168,768)	78,328

Total stockholders’ equity	68,202,684	62,721,345

Commitments and contingencies

Total liabilities and stockholders’ equity	$79,937,299	$74,138,000

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$22,306,863	$17,630,729	$43,182,161	$32,074,427
Cost of revenues	12,661,706	9,563,962	23,926,655	16,934,136

Gross profit	9,645,157	8,066,767	19,255,506	15,140,291

Operating expenses:
Research and development	1,499,407	1,227,038	2,778,029	2,351,930
Selling, general and administrative	4,786,577	3,658,327	9,146,637	6,869,046

Total operating expenses	6,285,984	4,885,365	11,924,666	9,220,976

Operating income	3,359,173	3,181,402	7,330,840	5,919,315

Other income (expense):
Interest, net	332,515	124,124	606,513	267,425
Loss on currency exchange	(6,159)	(14,293)	(72,955)	(23,968)
Other, net	7,424	(92,578)	1,014	(79,631)

Total other income, net	333,780	17,253	534,572	163,826

Income before income taxes	3,692,953	3,198,655	7,865,412	6,083,141
Income taxes	1,405,383	1,167,509	2,886,606	2,220,346

Net income	$2,287,570	$2,031,146	$4,978,806	$3,862,795

Net income per basic share	$0.24	$0.22	$0.53	$0.42

Net income per diluted share	$0.22	$0.20	$0.49	$0.39

Basic weighted average shares outstanding	9,490,910	9,313,162	9,456,683	9,255,964

Diluted weighted average shares and
assumed conversion shares	10,214,125	9,941,572	10,152,471	9,942,095

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$4,978,806	$3,862,795
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	565,212	494,433
Loss on disposal of property and equipment	25,528	100,836
Changes in operating assets and liabilities:
Trade accounts receivable	(1,014,159)	(2,963,256)
Inventories	(159,082)	(1,407,759)
Prepaid expenses and other current assets	(661,597)	(51,981)
Trade accounts payable	698,574	1,707,975
Accrued compensation	(223,080)	(106,029)
Other accrued expenses and other current liabilities	287,880	(243,456)
Income taxes payable	(535,634)	(42,216)
Deferred income and customer deposits	282,395	(99,649)

Net cash provided by operating activities	4,244,843	1,251,693

Cash flows from investing activities:
Purchases of marketable securities	(12,581,050)	(6,020,335)
Maturities of marketable securities	18,365,000	13,919,541
Purchases of property and equipment	(975,194)	(692,364)
Proceeds from sale of property and equipment	5,480	60
Other non-current assets	(91,092)	(151,293)

Net cash provided by investing activities	4,723,144	7,055,609

Cash flows from financing activities:
Principal payments on capital lease obligations	(5,228)	—
Proceeds from stock option exercises	550,783	417,505

Net cash provided by financing activities	545,555	417,505

Effect of exchange rate changes on cash	(156,004)	(36,805)

Net increase in cash and cash equivalents	9,357,538	8,688,002

Cash and cash equivalents, beginning of period	13,320,681	26,741,627

Cash and cash equivalents, end of period	$22,678,219	$35,429,629

Supplemental disclosures of net cash paid during the period for:
Income taxes	$3,422,240	$2,126,448

Supplemental disclosures of non cash financing activities during the period for:
Tax effect of disqualifying disposition of stock options	$198,846	$—

The Company entered into capital lease obligations of $11,899 during the six months ended June 30, 2005.

See accompanying condensed notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business
Rimage Corporation (the Company) develops, manufactures and distributes high performance CD Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany, and effective June 2005, Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank CD-R and DVD-R media.

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
Marketable securities primarily consist of U.S. Treasury, money market and municipal securities with long-term credit ratings of AAA and short-term credit ratings of A-1. All marketable securities have maturities of twelve months or less and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(3)	Stock Based Compensation
The Company applies APB No. 25 and related interpretations in accounting for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 would have been adjusted to the proforma amounts stated below:

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net income:
As reported	$2,287,570	$2,031,146	$4,978,806	$3,862,795
Stock based employee
compensation, net of tax	(371,803)	(264,636)	(560,934)	(420,323)

Proforma	$1,915,767	$1,766,510	$4,417,872	$3,442,472

Basic net income per share:
As reported	$0.24	$0.22	$0.53	$0.42
Stock based employee
compensation, net of tax	$(0.04)	$(0.03)	$(0.06)	$(0.05)

Proforma	$0.20	$0.19	$0.47	$0.37

Diluted net income per share:
As reported	$0.22	$0.20	$0.49	$0.39
Stock based employee
compensation, net of tax	$(0.03)	$(0.03)	$(0.05)	$(0.04)

Proforma	$0.19	$0.17	$0.44	$0.35

(4)	Inventories
Inventories consist of the following as of:

	June 30, 2005	December 31, 2004

Finished goods and demonstration equipment	$1,904,374	$1,385,148
Work-in-process	476,590	479,787
Purchased parts and subassemblies	5,173,807	5,530,754

	$7,554,771	$7,395,689

(5)	Comprehensive Income
Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$2,287,570	$2,031,146	$4,978,806	$3,862,795
Other comprehensive income (loss):
Foreign currency translation adjustment	(148,162)	(11,450)	(260,426)	(56,095)
Net unrealized gains (losses) on securities	32,338	(4,970)	13,330	(2,003)

Total other comprehensive income	$2,171,746	$2,014,726	$4,731,710	$3,804,697

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)	Foreign Currency Contracts
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

As of June 30, 2005, the Company had eighteen outstanding foreign currency contracts totaling $3,853,000. These contracts mature in 2005 and bear rates ranging from 1.2039 to 1.3334 U.S. Dollars per Euro. As of June 30, 2005, the fair value of foreign currency contracts was a net gain position of $177,675, recorded in other current assets.

(7)	Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, and for interim periods, note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10Q. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarifying other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures.

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

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement 154‘s retrospective-application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

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

RIMAGE CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The warranty reserve rollforward, including provisions and claims, is as follows:

Six Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

June 30, 2005	$187,000	$336,000	$(313,000)	$(6,000)	$204,000

June 30, 2004	$172,000	$273,000	$(246,000)	$(2,000)	$197,000

(9)	Litigation
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Increase Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Increase Between Periods

	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004

Revenues	100	100	27	100	100	35
Cost of revenues	(57)	(54)	32	(55)	(53)	41

Gross profit	43	46	20	45	47	27
Operating expenses:
Research and development	(7)	(7)	22	(6)	(7)	18
Selling, general and admin	(21)	(21)	31	(21)	(21)	33

Operating income	15	18	6	17	18	24
Other income, net	1	—	1,835	1	1	226

Income before income taxes	17	18	15	18	19	29
Income tax expense	(6)	(7)	20	(7)	(7)	30

Net income	10	12	13	12	12	29

Overview
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany, and effective June 2005, Japan. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as banking, medical, retail and government. Rimage anticipates sales and marketing expenditures will continue to grow as a result of applying increased resources to further penetrate these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 39% and 38% of consolidated revenues during the six months ended June 30, 2005 and 2004, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues increased 27% to $22.3 million and 35% to $43.2 million for the three and six months ended June 30, 2005, respectively, from $17.6 million and $32.1 million for the same prior-year periods. The growth in revenues for both the quarterly and year-to-date periods was primarily impacted by an increase of $2.6 million and $4.7 million, respectively, in recurring revenues, including sales of CD-R and DVD-R media, printer ribbons and ink cartridges, parts and maintenance contracts. The strong growth in recurring revenues is primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems. Sales of desktop product line equipment also increased significantly in each period, with sales growth of $1.7 million and $2.4 million for the three and six months ended June 30,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2005, respectively. Desktop product line sales were positively impacted by the Company’s release in the second quarter of its new desktop product, the Rimage 360i. Also contributing significantly to sales growth for the year-to-date period was an increase in the volume of Producer product line equipment sales of approximately $4 million, impacted by strong sales of the Rimage DiscLab system introduced in 2004.

International sales rose 19% and 21% for the three and six months ended June 30, 2005 over the same prior year periods, and comprised 34% and 35% of total sales, compared to 36% and 40%, respectively. Currency fluctuations primarily affecting the Company’s European operations increased reported consolidated revenues for the three and six months ended June 30, 2005 by approximately 1%.

As of and for the six months ended June 30, 2005, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $12,857,000, $465,000 and $6,636,000, respectively. These amounts relate primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan did not occur until June 2005. Comparable amounts for the Company’s German operations as of and for the six months ended June 30, 2004 were revenues of $10,934,000, operating income of $459,000 and net identifiable assets of $5,136,000. The growth is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

Gross profit. Gross profit as a percentage of revenues was 43% and 45% for the three and six months ended June 30, 2005, respectively, compared to 46% and 47% for the same prior-year periods. The decline in gross profit as a percentage of revenues for both periods in 2005 was primarily due to increased costs for manufacturing and service labor and overhead due to investments in these areas to support the launch of the new desktop product in the second quarter and expected continued growth in total sales. Also negatively impacting 2005 gross profit margins was an increase in both the volume and concentration of recurring revenues, including consumable product sales, which generally carry lower margins than equipment sales. Recurring revenues comprised 42% and 39% of total revenues for the three and six months ended June 30, 2005, compared to 39% and 38% in the same prior year periods.

Rimage anticipates that its gross profit percentage during the remainder of 2005 will be in the low to mid-40% range. Actual margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

Operating expenses. Research and development expenses totaled $1.5 million and $2.8 million for the three and six months ended June 30, 2005, representing 7% and 6% of revenues, respectively. Expenses for the same prior year periods totaled $1.2 million and $2.4 million, respectively, representing 7% of revenues for each period. The 22% and 18% respective increases in 2005 expenses reflect continued development of next generation products, including materials and resources required to complete development work on the Rimage 360i desktop product released in the second quarter 2005.

Rimage expects its research and development expenditures to range from 6% to 8% of revenues for the full year 2005. These expenditures will be made to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the three and six months ended June 30, 2005 were 21% of revenues at $4.8 million and $9.1 million, respectively, compared to expenses in the same prior year periods approximating 21% of revenues at $3.7 million and $6.9 million, respectively. The dollar growth in expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in this year’s second quarter and year-to-date period primarily reflects the continued expansion of the Company’s sales and marketing organization, implementation of programs to support the second quarter launch of the Rimage 360i desktop product and other marketing initiatives as well as incremental expenses associated with Sarbanes Oxley compliance. Sales and marketing expenses increased approximately $0.7 million and $1.2 million for the three and six months ended June 30, 2005, respectively, due to increased costs for product marketing and promotional activities and a 7% and 14% respective increase in average sales and marketing headcount relative to the same prior year periods. General and administrative expenses contributed the remaining $0.4 million and $1 million growth in expenses in the second quarter and year-to-date period, respectively, impacted by a 12% and 23% respective increase in average headcount, increased management compensation costs, and for the year-to-date period, incremental expenses associated with the completion of Sarbanes-Oxley compliance for the 2004 fiscal year. Selling, general and administrative expenses are expected to increase in the second half of 2005 relative to the first half primarily as a result of the planned engagement of a third party consulting firm to perform a strategic study for the Company, with related fees approximating $1.5 million.

Other income, net. The Company recognized net interest income on cash investments of $0.3 million and $0.6 million for the three and six months ended June 30, 2005, compared to $0.1 million and $0.3 million for the same prior year periods. The increase in both the quarterly and year-to-date periods was due to a $5 million increase in average cash equivalent and marketable securities balances and a small increase in effective yields. Other income for the six months ended June 30, 2005 and 2004 was negatively affected by net losses on foreign currency transactions, amounting to $73,000 in 2005 and $24,000 in 2004.

Income before income taxes. Income before income taxes increased 15% and 29% to $3.7 million and $7.9 million for the three and six months ended June 30, 2005, respectively, compared to $3.2 million and $6.1 million for the same periods in 2004. This rate of growth is lower than the rate of revenue growth in each period of 27% and 35%, respectively, and reflects the decline in gross margins and increase in operating expenses to support expected continued growth in revenues, as discussed above.

Income taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2005 amounted to $1.4 million and $2.9 million, or 38.1% and 36.7% of income before taxes, respectively. Income tax expense for the three and six months ended June 30, 2004 was $1.2 million and $2.2 million or 36.5% of income before taxes for each period. The higher effective tax rate in the second quarter of 2005 primarily reflects an increase in state income tax expense and lower expected research and development tax credits. The Company anticipates its effective tax rate will range between 36% and 37% for the full year 2005.

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2005 was $2.3 million, or 10.3% of revenues, and $5.0 million, or 11.5% of revenues, respectively. This compares to net income of $2.0 million, or 11.5% of revenues, and $3.9 million, or 12.0% of revenues for the same prior year periods. Related net income per diluted share amounts for the three and six months ended June 30, 2005 were $.22 and $.49, respectively, compared to $.20 and $.39 per diluted share for the same prior year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2005, no amounts were outstanding under the credit agreement.

Current assets increased to $77.1 million as of June 30, 2005 from $71.7 million at December 31, 2004, reflecting increased cash and cash equivalents and marketable securities ($3.6 million), accounts receivable ($1 million), prepaid expenses ($0.7 million) and inventories ($0.1 million). The increase in cash and marketable securities and accounts receivable was impacted largely by revenue growth during the six months ended June 30, 2005. The allowance for doubtful accounts and sales returns as a percentage of receivables was 5% at June 30, 2005, compared to 7% at June 30, 2004. The reduction in 2005 reserve levels is primarily due to improved management of sales returns and improved quality of receivable balances. The increase in prepaid expenses was primarily due to the renewal during the first quarter of a paid-up software license agreement for a three-year term. Despite the increase in revenue during the current year-to-date period and expected growth in third quarter revenue, inventory levels at June 30, 2005 increased by only 2% from December 31, 2004, due to improved inventory management. Inventories remain high relative to historic levels due to the need to stock long lead-time parts and additional inventory of CD-R and DVD-R media, printer ribbons and cartridges as a result of expected continued growth in consumable product sales. Current liabilities increased to $11.6 million as of June 30, 2005 from $11.3 million as of December 31, 2004, due to increased accounts payable ($0.7 million), accrued expenses ($0.3 million) and deferred income and customer deposits ($.3 million), partially offset by reduced income taxes payable ($0.7 million) and other current liabilities ($0.2 million). The increase in accounts payable and the reduction in income taxes payable primarily reflect timing of payments. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions or strategic alliances.

Net cash provided by operating activities was $4.2 million for the six months ended June 30, 2005, compared to $1.3 million in the same prior year period. The approximate $3 million increase in cash generated from operations was primarily impacted by a $1.1 million increase in net income adjusted for non-cash items and a $1.9 million favorable net impact from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities was a $1.9 million smaller increase in accounts receivable for the six months ended June 30, 2005 compared to the same prior year period, due primarily to a larger concentration of second quarter sales in June 2004 relative to June 2005, and the related timing of receivable collections. Also contributing to the favorable change in the current period was a $1.2 million smaller increase in inventories, partially offset by a $1 million smaller increase in accounts payable, impacted by a build up of inventory and related accounts payable as of June 30, 2004 for long lead-time parts and newly released products.

Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2005, compared to $7.1 million during the same period in 2004. The decline in cash provided by investing activities was the result of a $2.1 million increase in purchases of marketable securities, net of related maturities of marketable securities, and a $0.3 million increase in capital expenditures. The increased level of capital expenditures was driven primarily by leasehold improvements for the Company’s corporate facility.

Net cash provided by financing activities totaled $0.5 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. Amounts in both periods primarily reflect proceeds from stock option exercises.

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

Allowance for Doubtful Accounts and Sales Returns. The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Actual bad debt exposure could differ significantly from management’s estimates if economic conditions worsened for the Company’s customers. The Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, and for interim periods, note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10Q. The ultimate amount of increased compensation expense will be dependent

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarifying other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement 154‘s retrospective-application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical, banking, government and office markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2004. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro and the Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s German and Japanese subsidiaries, Rimage Europe and Rimage Japan, respectively, are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Bernard P. Aldrich, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders’ was held on May 17, 2005. Of the 9,476,587 shares outstanding and entitled to vote at the meeting, 9,199,902 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

1.	To elect seven (7) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld

Bernard Aldrich	8,599,401	600,501
Lawrence Benveniste	8,448,330	751,572
Philip Hotchkiss	8,492,504	707,398
Thomas Madison	8,409,054	790,848
Steven Quist	8,554,977	644,925
James Reissner	8,351,249	848,653
David Suden	8,556,801	643,101

PART II – OTHER INFORMATION (continued)

2.	To amend the Company’s Amended and Restated 1992 Stock Option Plan to increase the number of shares authorized for issuance by 500,000 and to expand the types of equity compensation awards that may be granted under the Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
4,536,371	1,125,842	22,792	3,514,897

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11.1	Calculation of Earnings per Share.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date:	August 5, 2005	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	August 5, 2005	By:	/s/ Robert M. Wolf

Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)