Form 10-Q
period 2005-09-30
RIMAGE CORP
filed 2005-11-04
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED September 30, 2005; OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Common Stock outstanding at October 31, 2005 – 9,580,873 shares of $.01 par value Common Stock.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒    No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(unaudited)

Assets	September 30, 2005	December 31, 2004

Current assets:
Cash and cash equivalents	$29,751,750	$13,320,681
Marketable securities	31,899,732	39,174,799
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $564,000 and $600,000, respectively	14,801,909	10,183,814
Inventories	6,153,775	7,395,689
Prepaid expenses and other current assets	996,770	462,214
Deferred income taxes – current	1,086,023	1,127,642

Total current assets	84,689,959	71,664,839

Property and equipment, net	2,668,793	2,386,494
Deferred income taxes – long term	28,785	—
Other non-current assets	37,917	86,667

Total assets	$87,425,454	$74,138,000

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$6,311,680	$4,717,073
Accrued compensation	2,484,307	2,300,009
Other accrued expenses	1,396,829	1,121,370
Income taxes payable	1,496,118	1,100,257
Deferred income and customer deposits	2,349,572	1,821,057
Other current liabilities	11,687	217,640

Total current liabilities	14,050,193	11,277,406

Long-term liabilities:
Deferred income taxes	—	122,932
Other non-current liabilities	16,256	16,317

Total long-term liabilities	16,256	139,249

Total liabilities	14,066,449	11,416,655

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares,
no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares,
issued and outstanding 9,579,873 and 9,365,479, respectively	95,799	93,655
Additional paid-in capital	21,471,900	19,677,692
Retained earnings	51,935,507	42,871,670
Accumulated other comprehensive income (loss)	(144,201)	78,328

Total stockholders' equity	73,359,005	62,721,345

Commitments and contingencies

Total liabilities and stockholders' equity	$87,425,454	$74,138,000

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$27,961,714	$17,878,930	$71,143,875	$49,953,357
Cost of revenues	14,571,180	10,028,948	38,497,835	26,963,084

Gross profit	13,390,534	7,849,982	32,646,040	22,990,273

Operating expenses:
Research and development	1,399,064	1,009,431	4,177,093	3,361,361
Selling, general and administrative	5,936,565	3,708,137	15,083,202	10,577,183

Total operating expenses	7,335,629	4,717,568	19,260,295	13,938,544

Operating income	6,054,905	3,132,414	13,385,745	9,051,729

Other income (expense):
Interest, net	400,448	174,582	1,006,961	442,007
Loss on currency exchange	(40,050)	(345)	(113,005)	(24,313)
Other, net	(210)	16,749	804	(62,882)

Total other income, net	360,188	190,986	894,760	354,812

Income before income taxes	6,415,093	3,323,400	14,280,505	9,406,541
Income taxes	2,330,062	1,213,041	5,216,668	3,433,387

Net income	$4,085,031	$2,110,359	$9,063,837	$5,973,154

Net income per basic share	$0.43	$0.23	$0.95	$0.64

Net income per diluted share	$0.39	$0.21	$0.88	$0.60

Basic weighted average shares outstanding	9,553,208	9,339,208	9,506,540	9,265,451

Diluted weighted average shares and
assumed conversion shares	10,379,935	9,919,571	10,249,552	9,911,003

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$9,063,837	$5,973,154
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	867,489	689,107
Loss on disposal of property and equipment	38,319	107,245
Stock-based compensation	—	8,147
Changes in operating assets and liabilities:
Trade accounts receivable	(4,618,095)	(2,524,710)
Inventories	1,241,914	(2,991,597)
Prepaid expenses and other current assets	(534,556)	52,683
Deferred income taxes	(110,098)	—
Trade accounts payable	1,594,607	1,506,889
Accrued compensation	184,298	145,000
Other accrued expenses and other current liabilities	65,756	(391,069)
Income taxes payable	862,419	(1,265,366)
Deferred income and customer deposits	528,515	(120,720)

Net cash provided by operating activities	9,184,405	1,188,763

Cash flows from investing activities:
Purchases of marketable securities	(84,350,619)	(126,154,129)
Maturities of marketable securities	91,676,000	123,562,143
Purchases of property and equipment	(1,132,938)	(1,350,896)
Proceeds from sale of property and equipment	5,480	60
Other non-current assets	(119,234)	(135,091)

Net cash provided by (used in) investing activities	6,078,689	(4,077,913)

Cash flows from financing activities:
Principal payments on capital lease obligations	(8,210)	—
Proceeds from stock option exercises	1,329,794	908,641

Net cash provided by financing activities	1,321,584	908,641

Effect of exchange rate changes on cash	(153,609)	(20,572)

Net increase (decrease) in cash and cash equivalents	16,431,069	(2,001,081)

Cash and cash equivalents, beginning of period	13,320,681	26,741,627

Cash and cash equivalents, end of period	$29,751,750	$24,740,546

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,464,347	$4,930,435

Supplemental disclosures of non cash financing activities during the period for:
Tax effect of disqualifying disposition of stock options	$466,588	$494,579

The Company entered into capital lease obligations of $11,899 during the nine months ended September 30, 2005.

The Company recorded unrealized gains on marketable securities of $50,314 in other comprehensive income during the nine months ended September 30, 2005.

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (the Company) develops, manufactures and distributes high performance CD Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany, and effective June 2005, in Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank CD-R and DVD-R media.

The accompanying condensed consolidated financial statements of Rimage Corporation are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Stock Based Compensation
The Company applies APB No. 25 and related interpretations in accounting for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the accompanying condensed consolidated financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been adjusted to the proforma amounts reflected in the following table:

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2004

Net income:
As reported	$4,085,031	$2,110,359	$9,063,837	$5,973,154
Stock based employee
compensation, net of tax	(415,673)	(136,242)	(976,607)	(408,726)

Proforma	$3,669,358	$1,974,117	$8,087,230	$5,564,428

Basic net income per share:
As reported	$0.43	$0.23	$0.95	$0.64
Stock based employee
compensation, net of tax	$(0.05)	$(0.02)	$(0.10)	$(0.04)

Proforma	$0.38	$0.21	$0.85	$0.60

Diluted net income per share:
As reported	$0.39	$0.21	$0.88	$0.60
Stock based employee
compensation, net of tax	$(0.03)	$(0.01)	$(0.08)	$(0.04)

Proforma	$0.36	$0.20	$0.80	$0.56

The per share weighted-average fair value of stock options granted under the Company’s stock option plan was $6.15 for the nine months ended September 30, 2005, compared to $4.80 for the same period in 2004. These per share values were determined using the Black Scholes option-pricing model. Key valuation assumptions for the year-to-date period in 2005 included an average volatility rate of 28%, an average risk-free interest rate of 4%, an expected life of five years and no dividends. Assumptions for the same period in 2004 included an average volatility rate of 32%, an average risk-free interest rate of 3.4%, an expected life of five years and no dividends.

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

(3)	Inventories

Inventories consist of the following as of:

	September 30, 2005	December 31, 2004

Finished goods and demonstration equipment	$1,554,897	$1,385,148
Work-in-process	399,730	479,787
Purchased parts and subassemblies	4,199,148	5,530,754

	$6,153,775	$7,395,689

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$4,085,031	$2,110,359	$9,063,837	$5,973,154
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,417)	34,127	(272,843)	(21,968)
Net unrealized gains (losses) on securities	36,984	(1,692)	50,314	(3,695)

Total comprehensive income	$4,109,598	$2,142,794	$8,841,308	$5,947,491

(5)	Foreign Currency Contracts

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

As of September 30, 2005, the Company had fifteen outstanding foreign currency contracts totaling $3,176,000. These contracts mature during 2005 and early 2006 and bear rates ranging from 1.2003 to 1.2501 U.S. Dollars per Euro. As of September 30, 2005, the fair value of foreign currency contracts was a net gain position of $21,654, recorded in other current assets.

(6)	Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarifying other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, and for interim periods, note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10Q. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The Company has not completed its evaluation of the impact of adopting SFAS No. 123R, but expects the adoption to have an adverse impact on net earnings and net income per share.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement No. 154‘s retrospective-application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In September 2005, the Emerging Issues Task Force approved EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Issue No. 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion 29, “Accounting for Nonmonetary Transactions.” According to this Issue, two or more inventory transactions with the same party should be combined if they are “entered in contemplation of one another.” Issue No. 04-13 also differentiates those nonmonetary exchanges of inventory in the same line of business that should be recognized at fair value from those that should be recognized at their carrying amounts. Issue No. 04-13 is effective for the Company for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the second quarter 2006. The Company does not expect the adoption of this Issue to have a significant impact on its consolidated financial statements.

(7)	Warranty Reserve

The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued at the time of sale based on an analysis of historical claims experience, which includes labor, freight and parts costs, with consideration of the proportion of parts that can be re-used.

The warranty reserve rollforward, including provisions and claims, is as follows:

Nine Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

September 30, 2005	$187,000	$699,000	$(583,000)	$(6,000)	$297,000

September 30, 2004	$172,000	$331,000	$(330,000)	$(1,000)	$172,000

(8)	Litigation

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Increase Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Increase Between Periods

	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004

Revenues	100	100	56	100	100	42
Cost of revenues	(52)	(56)	45	(54)	(54)	43

Gross profit	48	44	71	46	46	42
Operating expenses:
Research and development	(5)	(6)	39	(6)	(7)	24
Selling, general and admin	(21)	(21)	60	(21)	(21)	43

Operating income	22	18	93	19	18	48
Other income, net	1	1	89	1	1	152

Income before income taxes	23	19	93	20	19	52
Income tax expense	(8)	(7)	94	(7)	(7)	53

Net income	15	12	92	13	12	51

Overview
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany, and effective June 2005, in Japan. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as banking, medical, retail and government. Rimage anticipates continued investments in sales and marketing to further penetrate these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 37% and 39% of consolidated revenues during the nine months ended September 30, 2005 and 2004, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues increased 56% to $28.0 million and 42% to $71.1 million for the three and nine months ended September 30, 2005, respectively, from $17.9 million and $50.0 million for the same prior-year periods. The growth in revenues for both the quarterly and year-to-date periods was primarily impacted by an increase in sales of producer product line equipment of $7.3 million and $11.4 million, respectively. Producer product line sales include the shipment in the third quarter of a $6 million equipment order related to the Company’s product rollout into the U.S. retail market. Recurring revenues, including sales of CD-R and DVD-R media, printer ribbons and ink cartridges, parts and maintenance contracts, also contributed significantly to sales growth, with increases of $2.4 million and $7.1 million for the three and nine months ended September 30, 2005, respectively. The strong growth in recurring revenues is primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and sales of Rimage-branded media kits, which the Company began to sell in 2004. Sales of desktop product line equipment increased $0.4 million and $2.7 million during the third quarter and year-to-date periods in 2005, compared to the same prior year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International sales rose 29% and 24% for the three and nine months ended September 30, 2005 over the same prior year periods, and comprised 28% and 33% of total sales, compared to 34% and 37%, respectively. The decline in the concentration of international sales relative to total sales was impacted by the $6 million sale of producer product line equipment into the U.S. retail market in the third quarter. Currency fluctuations primarily affecting the Company’s European operations increased reported revenues for the three and nine months ended September 30, 2005 by less than 1%.

As of and for the nine months ended September 30, 2005, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $19,260,000, $559,000 and $6,898,000, respectively. These amounts relate primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan did not occur until June 2005. Comparable amounts for the Company’s German operations as of and for the nine months ended September 30, 2004 were revenues of $16,015,000, operating income of $634,000 and net identifiable assets of $5,187,000. The growth is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

Gross profit. Gross profit as a percentage of revenues was 48% and 46% for the three and nine months ended September 30, 2005, respectively, compared to 44% and 46% for the same prior-year periods. Favorably impacting gross profit as a percentage of revenues in both current year periods was an increase in both the volume and concentration of producer product line equipment sales, which generally carry higher margins than desktop product line equipment or recurring revenues, including consumable product sales. Producer product line sales comprised 57% and 52% of total sales in the three and nine months ended September 30, 2005, compared to 47% and 51% in the same prior year periods. Partially offsetting the favorable impact in both the quarterly and year-to-date periods of the higher volume and concentration of producer product line sales were increased costs for service and manufacturing labor and overhead stemming from increased investments in these areas to support the introduction of the Rimage 360i desktop product in the second quarter and an expected continued growth in total sales.

Rimage anticipates that its gross profit percentage for the full year 2005 will be in the mid-40% range. Actual margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, foreign currency exchange rate fluctuations and levels of sales returns.

Operating expenses. Research and development expenses totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2005, representing 5% and 6% of revenues, respectively. Expenses for the same prior year periods totaled $1.0 million and $3.4 million, representing 6% and 7% of revenues, respectively. The 39% and 24% respective increases in 2005 expenses reflect continued development of next generation products, and additionally, for the year-to-date period, materials and resources required to complete development work on the Rimage 360i desktop product released in the second quarter 2005.

Rimage expects its research and development expenditures to approximate 6% of revenues for the full year 2005. These expenditures will be made to support new product development initiatives and improve existing products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses for the three and nine months ended September 30, 2005 were 21% of revenues at $5.9 million and $15.1 million, respectively, compared to expenses in the same prior year periods at 21% of revenues, or $3.7 million and $10.6 million, respectively. Sales and marketing expenses increased approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, reflecting implementation of programs to support the second quarter launch of the Rimage 360i desktop product and other marketing initiatives and promotional activities, as well as a 7% and 11% respective increase in average sales and marketing headcount relative to the same prior year periods. General and administrative expenses contributed the remaining $1.6 million and $2.6 million growth in expenses in the second quarter and year-to-date period, respectively, impacted largely by $1.1 million of consulting expenses incurred in the third quarter for a strategic study. Also contributing to the expense growth in the third quarter and year-to-date period were increased costs associated with a 26% and 19% respective increase in average headcount and increased management compensation costs.

Other income, net. The Company recognized net interest income on cash investments of $0.4 million and $1 million for the three and nine months ended September 30, 2005, respectively, compared to $0.2 million and $0.4 million for the same prior year periods. The increase in the quarterly and year-to-date periods was due to a $9 million and $8 million respective increase in average cash equivalent and marketable securities balances and a small increase in effective yields. Other income for the three and nine months ended September 30, 2005 was negatively affected by net losses on foreign currency transactions, amounting to $40,000 in the third quarter and $113,000 in the year-to-date period.

Income taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2005 amounted to $2.3 million and $5.2 million, or 36.3% and 36.5% of income before taxes, respectively. Income tax expense for the three and nine months ended September 30, 2004 was $1.2 million and $3.4 million or 36.5% of income before taxes for each period. The Company anticipates its effective tax rate will range between 36% and 37% for the full year 2005.

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2005 was $4.1 million, or 14.6% of revenues, and $9.1 million, or 12.7% of revenues, respectively. This compares to net income of $2.1 million, or 11.8% of revenues, and $6.0 million, or 12.0% of revenues for the same prior year periods. Related net income per diluted share amounts for the three and nine months ended September 30, 2005 were $0.39 and $0.88, respectively, compared to $0.21 and $0.60 per diluted share for the same prior year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At September 30, 2005, no amounts were outstanding under the credit agreement.

Current assets increased to $84.7 million as of September 30, 2005 from $71.7 million at December 31, 2004, primarily reflecting increased cash and cash equivalents and marketable securities ($9.2 million) and accounts receivable ($4.6 million), partially offset by a decline in inventories ($1.2 million). The increase in cash and marketable securities and accounts receivable was impacted largely by revenue growth during the nine months ended September 30, 2005. Inventory levels at September 30, 2005 decreased by 16% from December 31, 2004, due to increased sales in the third quarter and improved inventory management. Inventories remain high relative to historic levels due to the need to stock long lead-time parts and additional inventory of CD-R and DVD-R media, printer ribbons and cartridges as a result of expected continued growth in consumable product sales. Current liabilities increased to $14.1 million as of September 30, 2005 from $11.3 million as of December 31, 2004, primarily due to increased accounts payable ($1.6 million), accrued expenses ($0.5 million), income taxes payable ($0.4 million) and deferred income and customer deposits ($0.5 million). The increase in accounts payable primarily reflects the accrual of fees due to a third party consulting firm for a strategic study and also the timing of vendor payments. The Company intends on utilizing its current assets primarily for its continued organic growth. In addition, the Company may use its available cash for potential future acquisitions or strategic alliances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 2005, compared to $1.2 million in the same prior year period. The approximate $8 million increase in cash generated from operations was primarily impacted by a $3.2 million increase in net income adjusted for non-cash items and a $4.8 million favorable net impact from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities was the $4.2 million impact of inventories declining by $1.2 million during the nine months ended September 30, 2005, compared to a $3 million increase in the same prior year period. The prior year increase in inventories was primarily the result of a build-up of inventory for long lead-time materials. As noted above, inventories declined in the current year period due to a high level of sales in the third quarter and improved inventory management. Other net favorable changes in operating assets and liabilities during the nine months ended September 30, 2005 were largely offset by the impact of a high level of sales in the third quarter resulting in a $2.1 million larger increase in trade accounts receivable during the current period compared to the same prior year period.

Net cash provided by investing activities was $6.1 million for the nine months ended September 30, 2005, compared to a net use of cash of $4.1 million during the same period in 2004. The increase in cash provided by investing activities was primarily the result of a $9.9 million decrease in purchases of marketable securities, net of related maturities of marketable securities, and a $0.2 million decrease in capital expenditures.

Net cash provided by financing activities totaled $1.3 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. Amounts in both periods primarily reflect proceeds from stock option exercises.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Warranty Reserves. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on an analysis of historical claims experience, which includes labor, parts and freight costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of changes in product quality, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R, with the result that the effective date for the Company’s implementation of SFAS No. 123R is deferred from July 1, 2005 to January 1, 2006. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment,” confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarifying other positions on accounting and disclosure for share-based-payment arrangements. SAB 107 permits registrants to choose from different valuation models to estimate the fair value of share options, assuming consistent application, and also provides guidance on developing assumptions used in valuing employee share options and on related MD&A disclosures. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to prior annual periods can be found in the notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2004, and for interim periods, note 1 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10Q. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No. 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors. The Company has not completed its evaluation of the impact of adopting SFAS No. 123R, but expects the adoption to have an adverse impact on net earnings and net income per share.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement No. 154‘s retrospective-application requirement replaces APB 20‘s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In September 2005, the Emerging Issues Task Force approved EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Issue No. 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion 29, “Accounting for Nonmonetary Transactions.” According to this Issue, two or more inventory transactions with the same party should be combined if they are “entered in contemplation of one another.” Issue No. 04-13 also differentiates those nonmonetary exchanges of inventory in the same line of business that should be recognized at fair value from those that should be recognized at their carrying amounts. Issue No. 04-13 is effective for the Company for new arrangements entered into, or modifications or renewals of existing arrangements, beginning in the second quarter 2006. The Company does not expect the adoption of this Issue to have a significant impact on its consolidated financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical, banking, government and office markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets, including the ability of the Company’s 360i desktop product to gain acceptance and compete in the retail market; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation, including the costs of implementing and complying with new regulations enacted in various countries requiring the reduction of hazardous substances in electrical and electronic equipment, including the European Union Waste Electrical and Electronic Equipment Directive and Restriction of Hazardous Substances Directive; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended December 31, 2004. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) The following exhibits are included herein:

11.1	Calculation of Earnings per Share.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date:	November 4, 2005	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	November 4, 2005	By:	/s/ Robert M. Wolf

Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)