Form 10-K
period 2005-12-31
RIMAGE CORP
filed 2006-03-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Minneapolis, Minnesota (Address of principal executive offices)	55439 (Zip Code)

Registrant’s telephone number:	(952) 944 - 8144

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $201,800,000.

As of February 28, 2006, 9,650,233 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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

Sales of CD-R/DVD-R production equipment comprised 62% of Rimage’s revenue from operations during both 2005 and 2004, and 70% in 2003. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), parts and maintenance contract sales.

Since the acquisition of Cedar, Rimage’s CD-R and DVD-R hardware products have been divided into two primary product lines: the Producer line of equipment for higher volume CD-R and DVD-R production requirements, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of products continues to generate the majority of Rimage’s revenue, comprising 51% of total revenues in both 2005 and 2004, at $48,428,000 and $36,186,000, respectively. The Desktop line contributed 11% to total revenues each year, at $10,692,000 in 2005 and $7,887,000 in 2004. The balance of revenue in each year was generated through sale of

Rimage-branded blank CD-R/DVD-R media, ribbons, ink cartridges, parts, repair services and maintenance contracts. Such recurring revenues comprised 38% of total revenue in both 2005 and 2004, at $36,290,000 and $26,775,000, respectively. The growth in recurring revenues has been spurred by the expansion of the Company’s worldwide installed base of CD-R/DVD-R publishing systems as well as the Company’s introduction in 2004 of its new consumable supplies strategy involving media kits. Through this strategy, the Company assembles Rimage-branded blank CD-R and DVD-R discs with replacement printer ribbons and cartridges into kits to simplify the customer’s purchase and use of these consumable products in the production process.

The Producer II Series. The Producer II Series of CD-R/DVD-R publishing systems represents the current generation of the Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD-R’s and DVD-R’s. Each Producer II product incorporates CD-R or DVD-R recorders, or both, with customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software, and computer hardware components.

Rimage offers its Producer II line of products in four basic configurations to meet the varying needs of its commercial customers. The Autostar II provides industry leading speed and throughput for on-demand CD-R/DVD-R production, utilizing up to four simultaneous data streams. The Autostar II can contain any combination of CD-R/DVD-R recorders and provides for a capacity of 300 discs. The Protégé II system comes standard with two CD-R recorders that may be interchanged with DVD-R recorders and the Amigo II comes with one recorder. The Autostar II, Protégé II and Amigo II are all available with either Rimage’s Everest or Prism printers. The DiscLab system was introduced in 2004, replacing its predecessor, the Endeavor. Designed as a network attached publishing system, the DiscLab features an embedded host PC, two CD-R or DVD-R recorders, an Everest printer and a small product size and footprint. The markets served by Rimage’s Producer line of products include the digital photography, medical, banking and government industries. Prices of the Producer II line of products range from $10,000 to $30,000.

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

The Desktop Series. Originally established through the acquisition of Cedar Technologies, Inc., Rimage’s Desktop Series of CD-R/DVD-R products features economical pricing, a compact “desktop” design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. The Desktop line of products offers a two-drive recorder unit. In June 2004, the Company introduced the Rimage 2000i Desktop publishing system and Rimage 480i thermal inkjet printer. Co-developed by the Company and Hewlett-Packard, the Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD-R/DVD-R discs. In April 2005, the Company introduced its lowest cost Desktop product, the Rimage 360i, which also uses the Company’s proprietary thermal inkjet printing technology.

Marketing and Distribution

Rimage currently utilizes the following principal means of distributing its products: Direct sales using its own sales force, primarily in Europe; a two tier distribution system of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor to end-user system in Asia Pacific and in some areas in Europe. Rimage’s channel partners, primarily consisting of distributors, value added resellers and other strategic partners, currently generate the majority of the Company’s sales.

Rimage has historically focused its sales and marketing efforts on high-volume CD-R and DVD-R publishing solutions for its Producer product line in such areas as banking and finance and wholesale photo processing labs. Rimage plans to continue to expand its position in many of its traditional markets. Additionally, Rimage is focusing on new applications with high-growth potential in retail photography, medical imaging and business services. This has led to the expansion of the Company’s sales and marketing organization to help penetrate these targeted markets and strengthen marketing support for new products.

During 2005 and 2004, Rimage derived 12% and 13% of its respective revenues from one of its distributors, and 11% and 12% of its respective revenues from a strategic partner. Two distributors generated more than 10% of revenues in 2003, at 16% and 12% of revenues, respectively.

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, Rimage Europe GmbH, and Rimage Japan, respectively. Foreign sales constituted approximately 34%, 38% and 42% of Rimage’s revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Competition

Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Microtech Systems, Inc. and LSK Data Systems GmbH. Rimage is able to compete effectively in the sale of CD-R/DVD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that its quality printing capabilities for CD-R/DVD-R, its transporter mechanisms and its software differentiate its products from those of competitors. Rimage also competes with alternative technologies in the storage media industry such as high capacity hard drives, flash memory, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet, and additional media is under development. Rimage believes its technology has advantages over these alternative technologies in terms of reliability, performance, cost and ease of use.

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

Research and Development

At December 31, 2005, 35 employees were involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products, and development of enhancements to existing products.

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

Rimage’s expenditures for research and development were $5,512,000 $4,530,000 and $3,765,000 in 2005, 2004 and 2003, representing 5.8%, 6.4% and 7% of revenues, respectively. Rimage anticipates its expenditures in research and development will approximate 7% to 8% of revenues during 2006.

Patents and Government Regulation

Rimage currently maintains eleven U.S. and foreign patents and has a total of nineteen U.S. and foreign patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that Rimage will be able to obtain patent or other protection for its products.

As the number of Rimage’s products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe the rights of others, third parties have claimed, and may in the future claim, Rimage’s products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate such infringement claims or settle such claims through license or other royalty arrangements.

Rimage is currently working to move its product portfolio into full compliance with the European Union Restriction of Hazardous Substances Directive, which restricts the use of certain hazardous substances in electrical and electronic equipment. Rimage has retained an external consulting firm to guide its efforts in this compliance project. Rimage expects that its products will be in full compliance with this directive by July 1, 2006, the beginning of compliance enforcement.

The FCC requires some of Rimage’s equipment meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Employees

At December 31, 2005, Rimage had 208 full-time employees, of which 35 were involved in research and development, 93 in assembly, testing, repair and customer service, and 80 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. We do not undertake any obligation to update or keep current any forward-looking statement to reflect events or circumstances arising after the date of such statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. These important factors are described below under Item 1A. Risk Factors.

ITEM 1A.     RISK FACTORS

If any of the following risks actually occur, our results of operations, cash flows and the market price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new systems or we will lose sales.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media and additional media is under development, including high capacity hard drives, flash memory, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales.

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

The success of our products depends upon our end users choosing our CD-R and DVD-R technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, flash memory, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our CD-R and DVD-R products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other publishing systems or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 34%, 38% and 42% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

The financial results of our German and Japanese subsidiaries are translated into U.S. dollars for consolidation with our overall financial results. Additionally, we hedge against currency fluctuations associated with foreign currency denominated transactions (principally European Euro) with Rimage Europe. Despite our hedging activity, currency translations and fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations also may increase the relative price of our product in foreign markets and thereby could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These risks associated with foreign operations may have a material adverse effect on our revenue from or costs associated with international sales.

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

We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets. Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, although we do not believe that any of our products infringe the rights of others, third parties have claimed, and may in the future claim, our products infringe on their rights and these third parties may assert infringement claims against us in the future.

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

Our sales will decline and our business will be materially harmed if our key channel partners do not effectively market or sell our products or if there is a significant reduction, delay or cancellation of orders from such channel partners or our direct OEM customers.

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

During 2005 and 2004, we derived approximately 12% and 13% of our respective revenues from a single distributor, and 11% and 12% of respective revenues from a strategic partner. Two of our distributors generated more than 10% of revenues in 2003, at 16% and 12% of revenues, respectively. A significant reduction, delay or cancellation of orders from our key channel partners or our direct OEM customers, or the loss of any of them, could have a negative impact upon our operating results. Further, some of our channel partners are small organizations with limited capital and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our product. We believe that our future growth and success will continue to depend in large part upon the success of our channel partners in operating their businesses and our relationships with our direct OEM customers.

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

Our Producer II Series and Desktop Series of our CD-R/DVD-R publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others and we may incur additional expense designing for compatibility.

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

Our systems must comply with various domestic and international laws, regulations and standards. Additionally, new regulations enacted in various countries provide standards on waste management and recovery (the European Union Waste, Electrical and Electronic Equipment Directive) and the reduction of hazardous substances in electrical and electronic equipment (the European Union Restriction of Hazardous Substances Directive). In the event that we are unable or unwilling to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could result in lost sales.

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

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. The loss of the services of our management team, some of whom have significant experience in our industry and other key personnel, could impair our ability to effectively manage our company and to carry out our business plan. We do not carry key person life insurance on any of our executive officers. In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Our stock price may be volatile and a shareholder’s investment could decline in value.

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

▪	actual or anticipated variations in our operating results,
▪	investments required in infrastructure and/or personnel to meet long-term strategic objectives
▪	technological innovations or new commercial products introduced by us or our competitors,
▪	developments concerning proprietary rights,
▪	changes in senior management,
▪	investor perception of us and our industry,
▪	general economic and market conditions including market uncertainty
▪	national or global political events, and
▪	public confidence in the securities markets and regulation by or of the securities markets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Rimage headquarters are located in a leased facility of 58,500 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rents this facility under a noncancellable 48-month lease initiated August 1, 2004. Monthly base rent was $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. This facility is used for manufacturing, engineering, service, sales, marketing and administration. Rimage also leases a facility of approximately 2,400 square feet in Dietzenbach, Germany used for service, sales and light assembly. The current term of the lease in Germany expires in December 2006. Additionally, the Company leases a facility of approximately 1,075 square feet in Tokyo, Japan, used for sales and service. The current term of the lease in Japan expires on March 31, 2007. Rimage believes its current facilities will accommodate operations through 2006, and continues to assess options to meet its future space requirements.

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

Rimage’s common stock is traded on the Nasdaq Global Market under the symbol “RIMG”. The following table sets forth, for the periods indicated, the range of low and high prices for Rimage’s common stock as reported on The Nasdaq Stock Market.

	Low	High

Calendar Year 2004:
1st Quarter	13.56	17.50
2nd Quarter	13.11	17.40
3rd Quarter	12.02	15.21
4th Quarter	13.06	16.29
Calendar Year 2005:
1st Quarter	15.43	21.40
2nd Quarter	18.59	22.50
3rd Quarter	20.11	27.03
4th Quarter	23.90	32.41

Shareholders

As of February 22, 2006, there were 75 shareholders of record of Rimage’s common stock.

Dividends

To date, Rimage has not paid or declared any cash dividends on its common stock. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage’s continued earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).

Consolidated Statements of Income Information:

	Year ended December 31

	2005	2004	2003	2002	2001

Revenues	$95,410	$70,848	$53,797	$46,581	$38,894
Cost of revenues	51,957	38,027	27,399	23,986	19,669
Gross profit	43,453	32,821	26,398	22,595	19,225
Operating expenses	26,829	19,386	14,841	13,176	12,760
Operating income	16,624	13,435	11,557	9,419	6,465
Other income, net	1,419	608	515	760	972
Income tax expense	6,675	4,971	4,406	3,715	2,628
Net income	11,368	9,072	7,666	6,464	4,809

Basic net income per share	$1.19	$0.98	$0.86	$0.74	$0.55
Diluted net income per share	$1.10	$0.91	$0.79	$0.68	$3.51
Weighted average shares outstanding:
Basic	9,530	9,290	8,931	8,703	8,701
Diluted	10,312	9,932	9,743	9,497	9,509

Consolidated Balance Sheet Information:

	Balances as of December 31

	2005	2004	2003	2002	2001

Cash and cash equivalents	$18,489	$13,320	$26,742	$17,339	$14,767
Marketable securities	45,982	39,175	21,855	18,998	13,343
Trade accounts receivable, net	12,689	10,184	6,243	6,644	5,008
Inventories	6,621	7,396	3,334	3,042	3,625
Current assets	86,444	71,665	59,849	47,337	38,783
Property and equipment, net	2,525	2,386	1,137	1,314	1,608
Total assets	89,009	74,138	61,024	48,709	40,454
Current liabilities	12,467	11,277	9,013	6,552	5,151
Long-term liabilities	13	139	—	—	68
Stockholders’ equity	76,529	62,722	52,011	42,157	35,235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2005 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Revenues	100.0	100.0	100.0	34.7	31.7
Cost of revenues	(54.5)	(53.7)	(50.9)	36.6	38.8

Gross profit	45.5	46.3	49.1	32.4	24.3
Operating expenses:
Research and development	(5.8)	(6.4)	(7.0)	21.7	20.3
Selling, general and administrative	(22.3)	(20.9)	(20.6)	43.5	34.1

Operating income	17.4	19.0	21.5	23.7	16.2
Other income, net	1.5	0.8	0.9	133.3	18.1

Income before income taxes	18.9	19.8	22.4	28.5	16.3
Income tax expense	(7.0)	(7.0)	(8.2)	34.3	12.8

Net income	11.9	12.8	14.2	25.3	18.3

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

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 38% of its consolidated revenues in both 2005 and 2004. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues were $95.4 million, $70.8 million and $53.8 million for 2005, 2004 and 2003, respectively, reflecting increases of 35%, 32% and 16%, respectively, over the prior years.

The growth in revenues from 2004 to 2005 was impacted by an increased volume of sales in all product line categories, with Producer product line equipment contributing the largest growth among all products at $12.2 million. Producer product line sales in 2005 include the shipment of approximately $9.0 million in equipment related to the Company’s product rollout into the U.S. retail market. Recurring revenues, including sales of CD-R and DVD-R media, printer ribbons and ink cartridges, parts and maintenance contracts, also contributed significantly to sales growth, with an increase of $9.5 million in 2005. The strong growth in recurring revenues is primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and increased emphasis on sales of consumables and maintenance contracts. Sales of desktop product line equipment increased $2.8 million from 2004 to 2005.

International sales rose 20% in 2005 and comprised 34% of total sales, compared to 38% in 2004 and 42% in 2003. The European market continued to generate the majority of international sales, and contributed most of the increase in 2005. Sales in Asian markets also increased, reflecting increased sales efforts in this region with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations primarily affecting the Company’s European operations decreased reported 2005 consolidated revenues by less than 1% relative to 2004.

The growth in revenues from 2003 to 2004 was primarily impacted by an increase of 65% or $10.5 million in the volume of recurring revenues. The strong growth in recurring revenues was particularly impacted by $6.5 million in sales of Rimage-branded media kits, which the Company began to sell in 2004, and the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems. Also contributing to 2004 revenue growth was an increase in the volume of Producer product line equipment sales of $4.8 million, largely impacted by the introduction of the DiscLab system in 2004. The impact of currency fluctuations on the Company’s European operations increased reported 2004 revenues by approximately $2.1 million, or 3% of consolidated revenues.

The Company expects to achieve continued revenue growth in 2006, the rate at which will be dependent upon many factors, including the effectiveness of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of revenues was 45.5% for the year ended December 31, 2005, compared to 46.3% and 49.1% for the years ended December 31, 2004, and 2003, respectively.

The small decline in gross profit as a percentage of revenues from 2004 to 2005 was primarily due to increased costs for service and manufacturing labor and overhead stemming from increased investments in these areas to support an expected continued growth in total sales.

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

Rimage anticipates that its gross profit percentage in 2006 will be in the low to mid-40% range. Actual margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs, foreign currency exchange rate fluctuations and levels of sales returns.

Operating Expenses. Research and development expenses were $5.5 million, $4.5 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing 5.8%, 6.4% and 7.0% of revenues, respectively.

The dollar increase in research and development expenses from 2004 to 2005 reflects continued development of next generation products, materials and resources required to complete development work on the Rimage 360i desktop product released in the second quarter of 2005 and a 21% increase in average headcount to support continued development of new products and enhancements to existing products.

The dollar increase in spending in 2004 relative to 2003 was due to increased costs for materials and resources to support a high level of new product development related to the Company’s Desktop and Producer product lines. Such development activities led to the Company’s introduction during 2004 of the Rimage 2000i, part of its next-generation Desktop Series, and the DiscLab system, an addition to its Producer Series of products. Additionally, expenses include development costs associated with the Rimage 360i desktop product, released in 2005.

Rimage anticipates its research and development expenditures to be within the range of 7% to 8% of revenues during 2006. These expenditures will be made to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 were $21.3 million, $14.9 million and $11.1 million, respectively, representing 22.3%, 20.9% and 20.6% of revenues, respectively.

The dollar growth in selling, general and administrative expenses in 2005 relative to 2004 reflects an increase in sales and marketing costs of $2.3 million and an increase in general and administrative expenses of $4.1 million. The growth in sales and marketing expenses is the result of the implementation of programs to support the second quarter launch of the Rimage 360i desktop product and other marketing initiatives and promotional activities, as well as a 14% increase in average sales and marketing headcount relative to the prior year. The increase in general and administrative expenses in 2005 was impacted largely by $2.3 million of consulting expenses incurred in the last half of the year for a strategic analysis of the Company’s operations and potential new applications for its products. Also contributing to the expense growth in 2005 were increased costs associated with a 20% increase in average headcount and increased management compensation costs.

The dollar growth in expenses from 2003 to 2004 primarily reflects the implementation of sales and marketing initiatives to support new product introductions and expansion of the Company’s sales and marketing organization. Sales and marketing expenses grew $2.7 million in 2004, affected by a 21% increase in average headcount between periods, increased travel related costs and increased costs associated with product marketing and promotion, including expenses associated with the Company’s co-op marketing program. General and administrative expenses contributed the remaining $1.1 million of growth in expenses, impacted primarily by incremental expenses associated with Sarbanes-Oxley related compliance, an increase in management compensation and increased costs for expanded coverage under the Company’s Directors’ and Officers’ liability insurance.

Selling, general and administrative expenses are projected to approximate 22% to 23% of revenues during 2006. Expenses in 2006 are expected to include costs to support continued global expansion of the Company’s sales and marketing organization, more than $2 million of expenses associated with the planned implementation of an enterprise resource planning system and $1.2 million of expenses to conclude the strategic consulting analysis initiated in the last half of 2005.

Other Income, Net. The Company recognized interest income on cash investments of $1,544,000, $657,000, and $519,000 in 2005, 2004 and 2003, respectively. The year-over-year increases in interest income were driven by a $7.8 million and $8.5 million respective increase in average cash equivalent and marketable securities balances and a small increase in average effective yields. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels. Other income in each year was impacted by gains or losses on foreign currency transactions, with a net loss of $134,000 in 2005 and net gains of $18,000 and $30,000 in 2004 and 2003, respectively.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2005, 2004 and 2003, income tax expense amounted to $6.7 million, $5.0 million and $4.4 million, respectively, representing 37.0%, 35.4% and 36.5% of income before income taxes, respectively. The increase in the effective tax rate in 2005 relative to 2004 primarily reflects the impact of higher taxable income, a portion of which was subject to a tax surcharge, an increase in state income taxes and a reduced benefit for the research tax credit. The lower effective tax rate in 2004 relative to 2003 reflects the impact of adjustments to the tax provision made as a result of a reassessment of the Company’s tax exposures. The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2006.

Net Income / Net Income Per Share. Resulting net income for the years ended December 31, 2005, 2004 and 2003 amounted to $11.4 million, $9.1 million and $7.7 million, representing 11.9%, 12.8% and 14.2% of revenues, respectively. Related net income per diluted share amounts were $1.10 in 2005, $0.91 in 2004 and $0.79 in 2003.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At December 31, 2005, no amounts were outstanding under the credit agreement.

At December 31, 2005, the Company had working capital of approximately $74 million, an increase of $14 million from working capital reported at December 31, 2004. The increase was primarily impacted by 2005 net income of $11.4 million and proceeds from stock option exercises of $1.8 million, partially offset by $1.3 million of capital expenditures. The Company intends on utilizing its current assets primarily for its continued organic growth. To help strengthen the Company’s ability to mange anticipated future growth, the Company expects to invest more than $4 million in 2006 for the implementation of an enterprise resource planning system, of which approximately $2 million is expected to be capitalized. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $11.7 million, $5.1 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $6.6 million increase in cash provided by operating activities in 2005 relative to 2004 was impacted by a $2.3 million increase in net income and a $4.7 million smaller use of cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities was a $3.2 million smaller net change in inventories and accounts payable between years, resulting from a reduction in inventories ($775,000) and an increase in accounts payable ($696,000) in 2005, compared to an increase in inventories ($4.1 million) and an increase in accounts payable ($2.4 million) in 2004. The increase in 2004 inventories was due to a build-up of inventory for long lead-time parts as well as a need to stock additional inventory of CD-R and DVD-R media, printer ribbons and cartridges as a result of expected growth in consumable product sales. Inventory levels at December 31, 2005 decreased 10% from December 31, 2004, due primarily to increased sales and improved inventory management. Also favorably impacting the change in operating assets and liabilities in 2005 was a $1.4 million smaller increase in accounts receivable, due primarily to the timing of sales and a small improvement in day’s sales outstanding.

Net cash used in investing activities amounted to $8.1 million, $19.7 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in investing activities for each year primarily reflects purchases of marketable securities, net of maturities of marketable securities. Investing activities also include purchases of property and equipment of $1.3 million in 2005, $2.2 million in 2004 and $0.8 million in 2003. Purchases in 2005 consisted primarily of tooling for the Company’s Desktop Series of products, computer related equipment and leasehold improvements. In 2006, the Company expects total capital expenditures to range between $2.5 million and $3.5 million, primarily reflecting investments to support the Company’s information technology requirements and the production and product development processes.

Net cash provided by financing activities totaled $1.8 million in 2005 and $1.0 million in both 2004 and 2003. Amounts in each year primarily reflect proceeds from stock option exercises.

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and other non-cancelable obligations at December 31, 2005 is as follows (in thousands):

	Payments due by period

Contractual Obligations	Total	2006	2007	2008	2009	2010

Operating leases	$1,713	769	551	339	50	4

Capital leases (1)	27	13	13	1	—	—

Inventory purchase obligations (2)	9,922	9,922	—	—	—	—

Total contractual cash obligations	$11,662	10,704	564	340	50	4

(1)	Amounts include principal and interest.
(2)	Represents non-cancelable purchase order commitments to a supplier of the Company for delivery of inventory during 2006.

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

Revenue Recognition. Revenue for product sales (including hardware and consumables), which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB Topic 13(A)(1) have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.
•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time title and risk of loss transfers.
•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).
•

Collectibility is probable. All sales are made on the basis that collection is expected in line with the Company’s standard payment terms, which are consistent with industry practice in the geographies in which the Company markets its products.

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the

Company charges separately for the service based upon its published list prices, and recognizes the associated service revenue upon the successful completion of the service.

The Company records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products, and the Company reviews the distributor’s inventory to insure compliance with the return policy.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).

Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The elements of the Company’s sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

Allowance For Doubtful Accounts And Sales Returns. The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Actual bad debt exposure could differ significantly from management’s estimates if economic conditions worsened for the Company’s customers. As described above under “Revenue Recognition,” the Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors.

Inventory Reserves. The Company records reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory. The amounts of these reserves are based upon historical loss trends, inventory levels, expected product lives and forecasted sales demand. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

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

Warranty Reserves. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on an analysis of historical claims experience, which includes labor, parts and freight costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of product improvements, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

In applying the critical accounting policies described above, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This Statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The Company will adopt the provisions of SFAS No. 123R effective with the first quarter of 2006 using the modified prospective method. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to the years ended December 31, 2005, 2004 and 2003 can be found in the notes to the Consolidated Financial Statements included in this Form 10-K. The ultimate amount of future compensation expense will be dependent on the number of option shares granted during each year, their timing and vesting period and the volatility of the Company’s common stock, among other factors. The Company has not completed its evaluation of the impact of adopting SFAS No. 123R, but expects the adoption to have an adverse impact on net earnings and net income per share.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005, and provides clarification on certain provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under Interpretation No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, development or through the normal operation of the asset. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 was effective for the Company in fiscal year 2005, and did not have an impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro and Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s German and Japanese subsidiaries, Rimage Europe and Rimage Japan, respectively, are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Derivative financial instruments. The Company enters into forward exchange contracts principally to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward exchange contracts are calculated at each period end and are recognized in net income in the period in which they arose. The Company records the fair value of its open forward foreign exchange contracts in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

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

	Expected Maturity or Transaction Date

					There-		Fair
	2006	2007	2008	2009	after	Total	Value

	(US$ Equivalent in Thousands)

Anticipated Transactions and Related Derivatives

Forward Exchange Agreements
(Receive $US/Pay €)
Contract Amount	$4,578	—	—	—	—	$4,578	$25
Average Contractual
Exchange Rate	1.195	—	—	—	—	1.195

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements in this Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rimage Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Rimage Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rimage Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rimage Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Rimage Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2006

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except share data)

	December 31,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$18,489	$13,320
Marketable securities	45,982	39,175
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $854,000 and $600,000, respectively	12,689	10,184
Inventories	6,621	7,396
Prepaid expenses and other current assets	1,284	462
Deferred income taxes - current	1,379	1,128

Total current assets	86,444	71,665

Property and equipment, net	2,525	2,386
Deferred income taxes - non-current	18	—
Other non-current assets	22	87

Total assets	$89,009	$74,138

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$5,413	$4,717
Accrued compensation	2,896	2,300
Other accrued expenses	1,332	1,121
Income taxes payable	283	1,100
Deferred income and customer deposits	2,531	1,821
Other current liabilities	12	218

Total current liabilities	12,467	11,277

Long-term liabilities:
Deferred income taxes	—	123
Other non-current liabilities	13	16

Total long-term liabilities	13	139

Total liabilities	12,480	11,416

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,630,324 and 9,365,479 respectively	96	94
Additional paid-in capital	22,389	19,678
Retained earnings	54,240	42,872
Accumulated other comprehensive income (loss)	(196)	78

Total stockholders’ equity	76,529	62,722

Commitments and contingencies (notes 9 and 13)
Total liabilities and stockholders’ equity	$89,009	$74,138

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Revenues	$95,410	$70,848	$53,797
Cost of revenues	51,957	38,027	27,399

Gross profit	43,453	32,821	26,398

Operating expenses:
Research and development	5,512	4,530	3,765
Selling, general and administrative	21,317	14,856	11,076

Total operating expenses	26,829	19,386	14,841

Operating income	16,624	13,435	11,557

Other income (expense):
Interest, net	1,544	657	519
Gain (loss) on currency exchange	(134)	18	30
Other, net	9	(67)	(34)

Total other income, net	1,419	608	515

Income before income taxes	18,043	14,043	12,072
Income tax expense	6,675	4,971	4,406

Net income	$11,368	$9,072	$7,666

Net income per basic share	$1.19	$0.98	$0.86

Net income per diluted share	$1.10	$0.91	$0.79

Basic weighted average shares outstanding	9,530	9,290	8,931

Diluted weighted average shares outstanding	10,312	9,932	9,743

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

	Shares	Amount

Balance at December 31, 2002	8,719	$87	$16,157	$26,134	$(221)	$42,157

Stock issued in warrant and stock option exercises	391	4	948	—	—	952
Income tax reductions relating to exercise of stock options	—	—	1,052	—	—	1,052
Comprehensive income:
Net income	—	—	—	7,666	—	7,666
Translation adjustment	—	—	—	—	178	178
Unrealized gain from available-for-sale securities	—	—	—	—	7	7

Total comprehensive income						7,851

Balance at December 31, 2003	9,110	91	18,157	33,800	(36)	52,012

Stock issued in stock option exercises	255	3	991	—	—	994
Income tax reductions relating to exercise of stock options	—	—	522	—	—	522
Accelerated vesting of stock options	—	—	8	—	—	8
Comprehensive income:
Net income	—	—	—	9,072	—	9,072
Translation adjustment	—	—	—	—	170	170
Unrealized loss from available- for-sale securities	—	—	—	—	(56)	(56)

Total comprehensive income						9,186

Balance at December 31, 2004	9,365	$94	$19,678	$42,872	$78	$62,722

Stock issued in stock option exercises	265	2	1,843	—	—	1,845
Income tax reductions relating to exercise of stock options	—	—	868	—	—	868
Comprehensive income:
Net income	—	—	—	11,368	—	11,368
Translation adjustment	—	—	—	—	(314)	(314)
Unrealized gain from available-for-sale securities	—	—	—	—	40	40

Total comprehensive income						11,094

Balance at December 31, 2005	9,630	$96	$22,389	$54,240	$(196)	$76,529

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$11,368	$9,072	$7,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,228	919	930
Deferred income tax expense (benefit)	(392)	234	(254)
Loss on sale of property and equipment	33	106	28
Stock-based compensation	—	8	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,505)	(3,941)	401
Inventories	775	(4,061)	(293)
Prepaid expenses and other current assets	(822)	11	(88)
Trade accounts payable	696	2,352	(111)
Income taxes payable	51	(147)	2,625
Accrued compensation	596	641	371
Other accrued expenses and other current liabilities	1	(95)	157
Deferred income and customer deposits	710	27	471

Net cash provided by operating activities	11,739	5,126	11,903

Cash flows from investing activities:
Purchases of marketable securities	(246,303)	(194,356)	(52,463)
Maturities of marketable securities	239,535	176,981	49,613
Purchases of property and equipment	(1,328)	(2,206)	(782)
Proceeds from the sale of property and equipment	5	—	1
Other non-current assets	(53)	(105)	27

Net cash used in investing activities	(8,144)	(19,686)	(3,604)

Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	—	—
Proceeds from stock option exercises	1,845	994	952

Net cash provided by financing activities	1,834	994	952

Effect of exchange rate changes on cash	(260)	145	151

Net increase (decrease) in cash and cash equivalents	5,169	(13,421)	9,402

Cash and cash equivalents, beginning of year	13,320	26,741	17,339

Cash and cash equivalents, end of year	$18,489	$13,320	$26,741

Supplemental disclosures of net cash paid during the period for:
Income taxes	$7,000	$4,884	$1,809

Non-cash transactions:
Income tax reductions relating to exercise of stock options	$868	$522	$1,052
Unrealized net gains (losses) from available-for-sale securities	$40	$(56)	$7
Capital lease obligations	$12	$—	$—

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

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices, and recognizes the associated service revenue upon the successful completion of the service.

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts (commencing once the period covered by standard warranty expires).

Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The elements of the Company’s sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

Sales Returns

An allowance for sales returns is recorded by the Company based upon historical trends, timing of new product introductions, and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products.

Cash Equivalents

All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

Marketable Securities

Marketable securities generally consist of U.S. Treasury and money market securities, municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities have maturities of three to twelve months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

The warranty reserve rollforward, including provisions and claims, is as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2005	$187	$905	$(767)	$(8)	$317

December 31, 2004	$172	$510	$(498)	$3	$187

December 31, 2003	$170	$283	$(287)	$6	$172

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s 2005, 2004 and 2003 net income and basic and diluted earnings per share would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

	2005	2004	2003

Net income:
As reported	$11,368	$9,072	$7,666

Stock-based employee compensation, net of tax	(1,122)	(664)	(444)

Proforma	$10,246	$8,408	$7,222

Basic net income per share:
As reported	$1.19	$0.98	$0.86

Stock-based employee compensation, net of tax	(0.11)	(0.07)	(0.05)

Proforma	$1.08	$0.91	$0.81

Diluted net income per share:
As reported	$1.10	$0.91	$0.79

Stock-based employee compensation, net of tax	(0.10)	(0.05)	(0.05)

Proforma	$1.00	$0.86	$0.74

The following table calculates the fair market value of options granted on the date of grant using the Black-Scholes option pricing model (in thousands, except for per share data):

	2005	2004	2003

Number of options granted	316	214	177

Fair market value of options granted	$2,002	$997	$618

Per share weighted average fair value	$6.34	$4.67	$3.49

Volatility range	26.0 to 51.6%	26.9 to 34.6%	34.8 to 39.2%

Risk-free interest rate range	3.78 to 4.56%	2.96 to 3.93%	2.30 to 2.98%

Expected life of options in years	5.0	5.0	5.0

In connection with the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), the Company will begin expensing stock options and other equity awards in 2006 based on their grant date fair values.

Research and Development Costs

Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Foreign Currency Translation / Transactions

The functional currency for each of the Company’s foreign subsidiaries is the respective local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).

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

Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale marketable securities and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Operating Leases

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred.

Use of Estimates

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

Reclassifications

Certain prior period amounts in the Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), “Share-Based Payment. ” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. This Statement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reflected as financing cash inflows rather than operating cash inflows. The Company will adopt the provisions of SFAS No. 123R effective with the first quarter of 2006 using the modified prospective method. While the Company cannot precisely determine the impact on net earnings that may result from the adoption of SFAS No 123R, estimated compensation expense related to the years ended December 31, 2005, 2004 and 2003 can be found in the notes to the Consolidated Financial Statements included in this Form 10-K. The ultimate amount of future compensation expense will be dependent on the number of option shares granted during each year, their timing and vesting period and the volatility of the Company’s common stock, among other factors. The Company has not completed its evaluation of the impact of adopting SFAS No. 123R, but expects the adoption to have an adverse impact on net earnings and net income per share.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” was issued in March 2005, and provides clarification on certain provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under Interpretation No. 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for a conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, development or through the normal operation of the asset. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 was effective for the Company in fiscal year 2005, and did not have an impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement No. 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company for accounting changes and corrections of errors made beginning January 1, 2006. The Company does not currently expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

2)     Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2005 and 2004 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

At December 31, 2005
Municipal securities	$12,930	—	(21)	12,909
Money market securities	33,085	2	(14)	33,073

Total	$46,015	2	(35)	45,982

At December 31, 2004
U.S. Treasury securities	$13,773	—	(56)	13,717
Municipal securities	10,224	1	(10)	10,215
Money market securities	13,246	—	(5)	13,241
Corporate securities	2,004	—	(2)	2,002

Total	$39,247	1	(73)	39,175

3)     Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2005	2004

Finished goods and demonstration equipment	$1,562	1,385
Work-in-process	290	480
Purchased parts and subassemblies	4,769	5,531

	$6,621	7,396

4)     Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2005	2004

Manufacturing equipment	$3,217	2,965
Development fixtures and equipment	613	589
Data equipment and furniture	2,303	2,044
Leasehold improvements	1,019	733

	7,152	6,331
Less accumulated depreciation and amortization	(4,627)	(3,945)

	$2,525	2,386

Depreciation and amortization expense was $1,228,000, $919,000 and $930,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5)     Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement was amended effective June 30, 2005, and allows for advances under an unsecured revolving loan up to a maximum advance of $10 million and a foreign exchange facility which allows for foreign exchange contracts up to an aggregate of $5 million. The Credit Agreement, as amended, is effective until July 1, 2006. The outstanding principal balance of the note bears interest at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum at one and one-half percent (1.50%) above LIBOR in effect on the first day of the applicable fixed rate term. No amounts were outstanding under the Credit Agreement at December 31, 2005 and 2004.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets. The Company was in compliance with all covenants as of December 31, 2005.

6)     Income Taxes

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year ended December 31

	2005	2004	2003

Current:
U.S. Federal	$5,687	3,817	3,686
State	1,026	611	690
Foreign	354	309	285

Total current	7,067	4,737	4,661

Deferred:
U.S. Federal	(328)	193	(205)
State	(64)	41	(50)

Total deferred	(392)	234	(255)

	$6,675	4,971	4,406

Actual current tax liabilities are lower than the associated expense reflected for 2005 and 2004 by $868,000 and $522,000, respectively, due to the impact of stock option deduction benefits recorded as credits to additional paid-in capital in equity.

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows (in thousands):

	2005	2004	2003

Expected income tax expense	$6,315	4,915	4,225
State income taxes, net of federal tax effect	625	424	423
Extraterritorial income exclusion	(110)	(154)	(138)
Section 199 manufacturer’s deduction	(101)	—	—
Federal R&D credit	(115)	(138)	(94)
Taxes on foreign income at rates different than 35%	89	31	28
Benefit of lower federal tax bracket	(44)	(113)	(121)
Other, net	16	6	83

	$6,675	4,971	4,406

The American Jobs Creation Act, signed into law in October 2004 and effective for the Company beginning in 2005, replaces the extraterritorial income exclusion over time with a manufacturer’s tax deduction for domestic manufacturing and production activities. The manufacturer’s tax deduction is expected to have an approximate two percentage point impact on the Company’s effective tax rate after the full phase-in of the deduction in 2010.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, are presented below (in thousands):

	2005	2004	2003

Inventory reserves	$354	262	330
Accounts receivable reserves	303	203	290
Gross margin recognition on sale to foreign subsidiary	394	292	273
Unrealized foreign exchange loss	(10)	81	122
Deferred maintenance revenue	82	76	71
Accrued payroll	108	88	66
Warranty accrual	104	53	50
Amortization	47	16	10
Fixed assets	(28)	(138)	6
Other	43	72	21

Total net deferred tax assets	$1,397	1,005	1,239

The Company has established a full valuation allowance on the tax benefit of losses (totaling approximately $157,000) generated by a new subsidiary in Japan. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company believes that it is more likely than not that the future results of its U.S. and European operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets.

At the time of filing this Annual Report on Form 10-K, the Internal Revenue Service was conducting an audit of the Company’s federal tax returns for tax years 2003 and 2004.

7)     Stockholders’ Equity

Stock Options

The Company’s 1992 Stock Option Plan (the “Plan”), initially approved by shareholders in May 2003, provides for the grant of incentive stock options, non-qualified stock options and restricted stock awards to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. The exercise price of stock options granted under the Plan is equal to the market value on the date of grant. Options issued to employees through December 31, 2005 generally become exercisable over a two-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Effective May 17, 2005, the Plan was amended to expand the types of awards available under the Plan to include deferred stock awards, stock appreciation rights and performance stock. Pursuant to the Plan, the following stock options are currently issued and outstanding (in thousands, except per share data):

	Shares available for grant	Options outstanding	Weighted average exercise price

Balance at December 31, 2002	293	1,424	$4.76
Additional shares available	400	—	—
Shares eliminated due to plan consolidation	(25)	—	—
Granted	(177)	177	9.62
Exercised	—	(356)	2.15
Canceled	10	(10)	9.89

Balance at December 31, 2003	501	1,235	$6.17
Granted	(214)	214	14.09
Exercised	—	(165)	3.67
Canceled	6	(6)	13.45

Balance at December 31, 2004	293	1,278	$7.78
Additional shares available	500	—	—
Granted	(315)	315	19.34
Exercised	—	(242)	6.49
Canceled	11	(11)	16.10

Balance at December 31, 2005	489	1,340	$10.67

The following table summarizes information concerning stock options outstanding and exercisable options at December 31, 2005 (in thousands, except per share data):

OPTIONS OUTSTANDING						OPTIONS EXERCISABLE

Exercise Price Range			Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.33	—	$2.67	285	1.29	$2.12	286	$2.12

$2.68	—	$9.00	304	5.98	$7.89	304	$7.89

$9.01	—	$13.60	276	5.07	$10.60	265	$10.50

$13.61	—	$17.00	170	7.87	$14.45	129	$14.54

$17.01		$19.95	202	9.16	$18.21	66	$18.21

$19.95	—	$29.14	103	9.44	$21.70	84	$21.04

			1,340	5.78	$10.67	1,134	$9.38

In connection with the acquisition of Cedar Technologies in March 2000, the Company assumed sponsorship of Cedar’s employee stock option plan. The plan was not approved by Rimage’s shareholders and no additional grants were issued from the plan subsequent to the acquisition. As of December 31, 2005, the plan was inactive and no shares were outstanding under the plan. Exercises of options and warrants originally issued and outstanding under the plan totaled 69,113 shares in 2004 and 8,628 shares in 2003. Additionally, 312 shares expired unexercised in 2004.

Employee Stock Purchase Plan

In February 2001, the Company’s board of directors adopted, and in May 2001 the shareholders approved, the Employee Stock Purchase Plan (the “Plan”). A total of 300,000 common shares were reserved for issuance under the Plan. After a minimum six-month waiting period, the Plan allows employees to elect, at one year intervals, to contribute between 1% and 10% of their compensation, subject to certain limitations, to purchase shares of common stock at 85% of the lower of fair market value of such shares on the first or last business day of each one year period. As of December 31, 2005, 115,945 shares have been issued under the Plan.

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

No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2005.

8)     Net Income Per Share

The following table identifies the components of net income per basic and diluted share (in thousands, except for per share amounts). A total of 623, 2,743, and 6,274 assumed conversion shares during 2005, 2004, and 2003, respectively, were excluded from the net income per share computation as their effect was anti-dilutive.

	Net Income	Weighted Average Shares Outstanding	Per Share Amount

2005:
Basic	$11,368	9,530	$1.19
Dilutive effect of stock options	—	782	(0.09)

Diluted	$11,368	10,312	$1.10

2004:
Basic	$9,072	9,290	$0.98
Dilutive effect of stock options	—	642	(0.07)

Diluted	$9,072	9,932	$0.91

2003:
Basic	$7,666	8,931	$0.86
Dilutive effect of stock options	—	812	(0.07)

Diluted	$7,666	9,743	$0.79

9)     Lease Commitments

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Year ending December 31	Total operating leases

2006	$769
2007	551
2008	339
2009	50
2010	4

Net minimum lease payments	$1,713

Rent expense under operating leases amounted to approximately $870,000, $858,000, and $805,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

10)     Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 16% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $278,000, $235,000, and $191,000 in 2005, 2004, and 2003, respectively.

11)     Business Segment Information / Major Customers

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

Two of the Company’s unaffiliated customers provided more than 10% of consolidated revenues in 2005, generating approximately $11,791,000 and $10,664,000 of sales, respectively. Accounts receivable balances at December 31, 2005 from these customers amounted to $1,518,000 and $1,243,000 respectively. Two unaffiliated customers also generated more than 10% of consolidated revenues in 2004, contributing approximately $8,914,000 and $8,793,000 to total sales. Related accounts receivable balances with these customers totaled $1,442,000 and $1,332,000, respectively, as of December 31, 2004. The Company derived approximately $8,379,000 and $6,276,000 of its 2003 sales from two unaffiliated customers. Customers generating more than 10% of the Company’s revenues each year were distributors or strategic partners of the Company.

The Company’s revenues from each of its principal geographic regions were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

North America	$63,152	$43,864	$30,938
Europe	26,798	23,144	19,888
Other	5,460	3,840	2,971

Total	$95,410	$70,848	$53,797

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Equipment:
Producer	$48,428	$36,186	$31,133
Desktop	10,692	7,887	6,403

Total	59,120	44,073	37,536

Consumables, parts and repairs	32,737	23,628	13,606

Maintenance Contracts	3,553	3,147	2,655

Total	$95,410	$70,848	$53,797

Long-lived assets of the Company were located as follows (in thousands):

	December 31, 2005	December 31, 2004

North America	$2,352	$2,151
Germany	159	235
Japan	14	—

Total	$2,525	$2,386

12)     Related Party Transactions

One of the Company’s non-employee directors is also a director of one of the Company’s vendors, a supplier of printed circuit boards used in the assembly of the Company’s CD-R and DVD-R publishing systems. The Company purchased component parts from this supplier approximating $2.2 million, $1.5 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Outstanding accounts payable with this supplier totaled approximately $127,000 and $206,000 at December 31, 2005 and 2004, respectively, payable under standard 30-day payment terms.

13)     Commitments and Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At December 31, 2005, the Company had $9.9 million of non-cancelable purchase order commitments to a supplier of the Company for delivery of inventory during 2006. This amount does not represent all anticipated inventory purchase requirements for 2006, but represents only those items for which the Company is contractually obligated.

14)     Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities: The fair values are determined using quoted market prices.

Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forward exchange contracts at December 31, 2005 was a net gain of $25,000 recorded in other current assets, and at December 31, 2004, a net loss of $210,000 recorded in other current liabilities.

Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.

15)     Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$24,266	27,962	22,307	20,875	20,894	17,879	17,631	14,444
Cost of revenues	13,459	14,571	12,662	11,265	11,064	10,029	9,564	7,370

Gross profit	10,807	13,391	9,645	9,610	9,830	7,850	8,067	7,074

Operating expenses:
Research and development	1,335	1,399	1,499	1,279	1,168	1,010	1,227	1,125
Selling, general and administrative	6,233	5,937	4,787	4,360	4,279	3,708	3,658	3,211

Total operating expenses	7,568	7,336	6,286	5,639	5,447	4,718	4,885	4,336

Operating income	3,239	6,055	3,359	3,971	4,383	3,132	3,182	2,738

Other income (expense):
Interest, net	537	400	333	274	216	174	124	143
Gain (loss) on currency exchange	(21)	(40)	(6)	(67)	42	—	(14)	(10)
Other, net	8	—	7	(6)	(4)	17	(93)	13

Total other income, net	524	360	334	201	254	191	17	146

Income before income taxes	3,763	6,415	3,693	4,172	4,637	3,323	3,199	2,884
Income tax expense	1,459	2,330	1,405	1,481	1,538	1,213	1,168	1,052

Net income	$2,304	4,085	2,288	2,691	3,099	2,110	2,031	1,832

Net income per basic share	$0.24	0.43	0.24	0.29	0.33	0.23	0.22	0.20

Net income per diluted share	$0.22	0.39	0.22	0.27	0.31	0.21	0.20	0.18

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

(b)          Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

–	Ownership of Voting Securities by Principal Holders and Management;

–	Proposal 1—Election of Directors;

–	Nominees for Election of Directors;

–	Executive Officers of the Company;

–	Executive Compensation;

–	Section 16(a) Beneficial Ownership Reporting Compliance;

–	Corporate Governance; and

–	Code of Ethics.

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

Not Applicable.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Accountants.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report.

	(2) Financial Statement Schedules.
		Page in this Form 10-K

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	46

	(3) Exhibits. See Index to Exhibits on page 48 of this report.

(b)	See Index to Exhibits on page 48 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

Under date of March 15, 2006, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 Annual Report. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2006

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 15, 2006	RIMAGE CORPORATION

	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich
Chief Executive Officer

	By:	/s/ Robert M. Wolf

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

Signature	Title	Date

/s/ Bernard P. Aldrich	Chief Executive Officer and Director (principal executive officer)	March 15, 2006

Bernard P. Aldrich

/s/ David J. Suden	Chief Technical Officer & Director	March 15, 2006

David J. Suden

/s/ Robert M. Wolf	Chief Financial Officer (principal financial and accounting officer and Corporate Secretary)	March 15, 2006

Robert M. Wolf

/s/ James L. Reissner	Director, Chairman of the Board	March 15, 2006

James L. Reissner

/s/ Thomas F. Madison	Director	March 15, 2006

Thomas F. Madison

/s/ Steven M. Quist	Director	March 15, 2006

Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 15, 2006

Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 15, 2006

Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).

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

10.1

Rimage Corporation Amended and Restated 1992 Stock Option Plan (As amended through May 17, 2005) * (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-127244)).

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

10.6

Credit Agreement, dated March 29, 2004, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to exhibit of same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7	First Amendment to Credit Agreement, dated June 30, 2005, by and between the Company and Wells Fargo Bank, National Association.

10.8	Revolving Line of Credit Note, dated June 30, 2005, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association.

21.1	Subsidiaries of Rimage Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Rules 13d-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	Certification Pursuant to 18 U.S.C. §1350.

*       Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts
Receivable and Sales Returns:	Years ended December 31,
	2005	2004	2003

Balance at beginning of year	$600	$887	$635

Write-offs and other adjustments	(77)	(166)	1
Recoveries	(91)	(158)	(151)
Additions charged to costs and expenses	422	37	402

Balance at end of year	$854	$600	$887

See accompanying report of Independent Registered Public Accounting Firm.