Form 10-Q
period 2006-03-31
RIMAGE CORP
filed 2006-05-09
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO _______________.

Commission File Number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)

952-944-8144

(Registrant’s telephone number, including area code)

NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at April 30, 2006 – 9,806,317 shares of $.01 par value Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer  ☐   Accelerated Filer  ☒  Non-Accelerated Filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(unaudited – in thousands, except share data)

Assets	March 31, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$21,743	$18,489
Marketable securities	44,498	45,982
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $736,000 and $854,000, respectively	12,468	12,689
Inventories	6,287	6,621
Prepaid income taxes	1,134	—
Prepaid expenses and other current assets	1,290	1,284
Deferred income taxes – current	1,379	1,379
Total current assets	88,799	86,444

Property and equipment, net	3,029	2,525
Deferred income taxes - non-current	30	18
Other non-current assets	5	22
Total assets	$91,863	$89,009

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,576	$5,413
Accrued compensation	1,423	2,896
Other accrued expenses	1,366	1,332
Income taxes payable	—	283
Deferred income and customer deposits	3,106	2,531
Other current liabilities	78	12
Total current liabilities	11,549	12,467

Long-term liabilities:
Other non-current liabilities	26	13
Total long-term liabilities	26	13
Total liabilities	11,575	12,480

Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,806,317 and 9,630,324, respectively	98	96
Additional paid-in capital	24,468	22,389
Retained earnings	55,874	54,240
Accumulated other comprehensive loss	(152)	(196)
Total stockholders’ equity	80,288	76,529

Total liabilities and stockholders’ equity	$91,863	$89,009

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$22,637	$20,875
Cost of revenues	12,964	11,265
Gross profit	9,673	9,610

Operating expenses:
Research and development	1,576	1,279
Selling, general and administrative	6,123	4,360
Total operating expenses	7,699	5,639

Operating income	1,974	3,971

Other income (expense):
Interest, net	609	274
Gain (loss) on currency exchange	12	(67)
Other, net	—	(6)
Total other income, net	621	201

Income before income taxes	2,595	4,172
Income tax expense	961	1,481

Net income	$1,634	$2,691

Net income per basic share	$0.17	$0.29

Net income per diluted share	$0.16	$0.27

Basic weighted average shares outstanding	9,685	9,422

Diluted weighted average shares outstanding	10,331	10,092

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,634	$2,691
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	344	229
Deferred income tax benefit	(12)	—
Loss on sale of property and equipment	11	6
Stock-based compensation	202	—
Excess tax benefits from share-based compensation	(781)	—
Changes in operating assets and liabilities:
Trade accounts receivable	220	(599)
Inventories	334	290
Prepaid income taxes / income taxes payable	(474)	(213)
Prepaid expenses and other current assets	(5)	(760)
Trade accounts payable	163	(317)
Accrued compensation	(1,473)	(1,008)
Other accrued expenses and other current liabilities	84	(56)
Deferred income and customer deposits	576	155

Net cash provided by operating activities	823	418

Cash flows from investing activities:
Purchases of marketable securities	(58,958)	(1,976)
Maturities of marketable securities	60,438	15,165
Purchases of property and equipment	(812)	(729)
Other non-current items	19	(72)

Net cash provided by investing activities	687	12,388

Cash flows from financing activities:
Principal payments on capital lease obligations	(1)	(2)
Excess tax benefits from share-based compensation	781	—
Proceeds from stock option exercises	936	350

Net cash provided by financing activities	1,716	348

Effect of exchange rate changes on cash	28	(59)

Net increase in cash and cash equivalents	3,254	13,095

Cash and cash equivalents, beginning of period	18,489	13,321

Cash and cash equivalents, end of period	$21,743	$26,416

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,330	$1,580

Non-cash transactions:
Income tax reductions relating to exercise of stock options	$162	$116
Unrealized net losses from available-for-sale securities	$(4)	$(19)
Capital lease obligations	$30	$12

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (the Company) develops, manufactures and distributes high performance CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank CD-R and DVD-R media.

The accompanying condensed consolidated financial statements of Rimage Corporation are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(2)	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company implemented the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method. Upon adoption of SFAS 123R, the Company applied an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the Company’s Stock Option Plan or Employee Stock Purchase Plan. Previously reported interim periods were not impacted by the adoption of SFAS 123R.

The Company’s 1992 Stock Option Plan (the “Plan”), initially approved by shareholders in May 2003, provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, stock appreciation rights and performance stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. At March 31, 2006, a total of 484,072 shares were available for future grant under the plan. The exercise price of stock options granted under the Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 generally become exercisable over a two-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant.

Employees are also eligible to participate in the Company’s Employee Stock Purchase Plan, approved by shareholders in May 2001. Under this plan, employees are entitled to purchase the Company’s common stock at 85% of the lower of the market price of such shares on the first or last business day of each one year period. As of March 31, 2006, 184,055 shares were available for future issuance under this plan.

Amounts recognized in the financial statements with respect to the Company’s share-based payment arrangements are as follows:

Three Months Ended
March 31, 2006
(in thousands)

Total share-based compensation cost	$ 203
Amounts capitalized in inventory	(1)

Amounts charged against income, before
income tax benefit	202
Income tax benefit related to share-based
compensation included in net income	(12)

Net compensation expense included in net income	$ 190

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total share-based compensation cost of $203,000 reflected in the preceding table consists of $182,000 of expense associated with stock options issued under the Company’s Stock Option Plan, including $154,000 related to options granted prior to January 1, 2006, and $21,000 of expense associated with the Company’s Employee Stock Purchase Plan. Share-based compensation expense included in net income for the three months ended March 31, 2006 had a $.02 impact on basic and diluted net income per share for the period.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model utilizing the following assumptions:

Three Months Ended
March 31, 2006

Expected life of options in years	5.0
Risk-free interest rate	4.3%
Volatility	37.8%
Dividend yield	0.0%

In accordance with SFAS 123R, the Company reviews these assumptions on a periodic basis and adjusts them as necessary to ensure proper option valuation. The expected life of each award was determined based on an analysis of historical exercise behavior. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards.

A summary of share option activity under the Stock Option Plan as of and for the quarter ended March 31, 2006 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2005	1,340	$ 10.67
Granted	5	33.31
Exercised	(176)	5.32

Options outstanding at March 31, 2006	1,169	$ 11.57	5.97	$ 12,998

Options subject to exercise at March 31, 2006	1,057	$ 10.76	5.65	$ 12,538

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter is presented in the table below (in thousands, except per share data):

	Number of shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	206	$5.88
Granted	5	13.32
Vested	(99)	5.39
Nonvested at March 31, 2006	112	$6.64

As of March 31, 2006, there was $311,000 of total stock option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.82 years.

Other information pertaining to options is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
	(in thousands, except per share data)

Number of options granted	5	193
Fair value of options granted	$67	$1,071
Per share weighted average fair value of options granted	$13.32	5.55
Total fair value of stock options vested	533	$662
Total intrinsic value of stock options exercised	$3,139	$1,254

Cash received from the exercise of stock options was $936,000 and $350,000 for the three months ended March 31, 2006 and 2005, respectively. The income tax benefit realized from the exercise of stock options was $943,000 and $116,000 for the three months ended March 31, 2006 and 2005, respectively.

Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense. Had compensation costs for the Company’s stock-based compensation been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three months ended March 31, 2005 would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2005
Net income:
As reported	$2,691

Stock-based employee compensation, net of tax	(184)

Proforma	$2,507

Basic net income per share:
As reported	$0.29

Stock-based employee compensation, net of tax	(0.02)

Proforma	$0.27
Diluted net income per share:
As reported	$0.27

Stock-based employee compensation, net of tax	(0.02)

Proforma	$0.25

(3)	Marketable Securities

Marketable securities primarily consist of U.S. Treasury and money market securities, municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. All marketable securities have maturities of three to twelve months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(4)	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Finished goods and demonstration equipment	$1,426	$1,562
Work-in-process	42	290
Purchased parts and subassemblies	4,819	4,769
	$6,287	$6,621

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31
	2006	2005
Net income	$1,634	$2,691
Other comprehensive income (loss):
Foreign currency translation adjustment	47	(112)
Net unrealized losses on securities	(4)	(19)
Total comprehensive income	$1,677	$2,560

(6)	Foreign Currency Contracts

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

As of March 31, 2006, the Company had seventeen outstanding foreign currency contracts totaling $3,472,000. These contracts mature in 2006 and bear rates ranging from 1.1738 to 1.2250 U.S. Dollars per Euro. As of March 31, 2006, the fair value of foreign currency contracts is a net loss position of $52,000, recorded in other current liabilities.

As of December 31, 2005, the Company had twenty three outstanding foreign currency contracts totaling $4,578,000, all maturing during 2006 at rates ranging from 1.1724 to 1.2155 U.S. Dollars per Euro. As of December 31, 2005, the fair value of foreign currency contracts was a net gain position of $25,000, recorded in other current assets.

(7)	Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value measurement of financial instruments containing embedded derivatives that otherwise would have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

derivatives or contain embedded derivatives. Statement 155 is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that transfers the servicer’s financial assets in a transaction that meets the requirements for sales accounting, among other situations. The Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and requires separate presentation of such assets and liabilities in the statement of financial position. Statement 156 is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

(8)	Warranty Reserve

The warranty reserve rollforward, including provisions and claims, is as follows:

Three Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

March 31, 2006	$317	183	(172)	4	$332

March 31, 2005	$187	79	(96)	(2)	$168

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share is determined by dividing net income by the weighted average number of shares of common stock and common share equivalents outstanding, unless the result is anti-dilutive. A total of 31,474 and 833 assumed conversion shares for the three months ended March 31, 2006 and 2005, respectively, were excluded from the diluted net income per share computation, as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and assumed conversion shares (in thousands except for per share data):

	Three Months Ended March 31,
	2006	2005

Shares outstanding at end of period	9,806	9,477

Weighted average shares of common stock outstanding	9,685	9,422

Weighted average assumed conversion shares	646	670

Weighted average shares of common stock and assumed conversion shares	10,331	10,092

Net income	$1,634	$2,691

Basic net income per common share	$0.17	$0.29

Diluted net income per common share	$0.16	$0.27

(10)	Commitments and Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Increase/(Decrease) Between Periods
	2006	2005	2006 vs. 2005
Revenues	100.0	100.0	8.0
Cost of revenues	(57.3)	(54.0)	15.0
Gross profit	42.7	46.0	1.0
Operating expenses:
Research and development	(7.0)	(6.1)	23.0
Selling, general and administrative	(27.1)	(20.9)	40.0
Operating income	8.7	19.0	(50.0)
Other income, net	2.7	1.0	209.0
Income before income taxes	11.5	20.0	(38.0)
Income tax expense	(4.2)	(7.1)	(35.0)
Net income	7.2	12.9	(39.0)

Overview

Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany and Japan. These systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as photography, medical, banking and government. Rimage anticipates increased sales and marketing expenditures as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, media kits and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 48% and 35% of consolidated revenues during the three months ended March 31, 2006 and 2005, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Stock-Based Compensation

The Company implemented the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006, using the modified prospective method. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for equity compensation awards granted

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with no intrinsic value and the proforma disclosures required by SFAS 123 were presented in the notes to the Company’s consolidated financial statements.

As a result of the adoption of SFAS 123R, the Company’s income before taxes as reported in the Consolidated Statements of Income for the three months ended March 31, 2006, was $0.2 million lower than under the previous accounting method for share-based compensation. In addition, basic and diluted earnings per share for the three months ended March 31, 2006 were each $.02 lower than under the previous accounting method. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. This change increased cash flows provided by financing activities by $0.8 million and reduced cash flows provided by operating activities by the same amount. Compensation cost related to nonvested awards not yet recognized as of March 31, 2006 totaled $0.3 million, which is expected to be recognized over a weighted average period of 0.82 years.

Results of Operations

Revenues. Revenues increased 8% to $22.6 million for the three months ended March 31, 2006 from $20.9 million for the same prior year period. The growth in revenues was driven by a 47% or $3.4 million increase in the volume of recurring revenues, consisting of sales of media kits, blank CD-R and DVD-R media, printer ribbons, ink cartridges, parts and maintenance contracts.

International sales rose 11% in this year’s first quarter over the same prior year period and comprised 38% of total sales, compared to 37% in last year’s first quarter. The European market continued to generate the majority of international sales, and contributed most of the increase in the first quarter. Sales in Asian markets also increased, reflecting increased sales efforts in this region with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations primarily affecting the Company’s European operations decreased reported revenues for the three months ended March 31, 2006 by approximately $0.7 million, or 3% of consolidated revenues.

As of and for the three months ended March 31, 2006, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $7.3 million, $0.1 million and $7.1 million, respectively. These amounts related primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan occurred less than a year ago in June 2005. Comparable amounts for the Company’s German operations as of and for the three months ended March 31, 2005 were revenues of $6.4 million, operating income of $0.2 million and net identifiable assets of $5.7 million. The growth is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is projecting second quarter 2006 revenues to range between $22 million and $24 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit. Gross profit as a percentage of revenues was 43% for the three months ended March 31, 2006, compared to 46% for the same period in 2005. The decline in gross profit as a percentage of revenues primarily reflects increased sales of, as well as a higher concentration of, consumable products, which generally carry lower margins than equipment sales. Additionally, Producer equipment sales, which generally carry the highest margins among all product offerings, declined to 38% of total revenues from 55% in the prior year period. The decline was also impacted by increased manufacturing labor and overhead stemming from increased investments in this area to support an expected continued growth in total sales. Equity compensation costs included in cost of revenue in the first quarter 2006 had minimal impact on gross profit as a percentage of revenues, and amounted to $15,000.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs, foreign currency exchange rate fluctuations and levels of sales returns.

Operating Expenses. Research and development expenses totaled $1.6 million and $1.3 million during the three months ended March 31, 2006 and 2005, respectively, representing 7% and 6.1% of revenues, respectively. The 23% increase in 2006 expenses was primarily due to a 13% increase in average headcount to support continued development of new products and enhancements to existing products. The increase in research and development expenses in the first quarter 2006 was also moderately affected by equity compensation costs of $43,000.

Rimage anticipates continued expenditures in research and development in 2006 to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 amounted to $6.1 million and $4.4 million, respectively, representing 27% and 21% of revenues, respectively. The dollar growth in expenses reflects an increase in sales and marketing costs of $0.3 million and an increase in general and administrative expenses of $1.4 million. The growth in sales and marketing expenses is primarily the result of increased costs for product marketing and promotional activities and expansion of the Company’s operations in Japan. The increase in general and administrative expenses was impacted largely by $1.2 million of consulting expenses incurred for the completion of a strategic analysis of the Company’s operations and potential new applications for its products. Also contributing to the growth in general and administrative expenses in this year’s first quarter were increased costs associated with a 7% increase in average headcount. Equity compensation costs included in selling, general and administrative expenses in the first quarter 2006 amounted to $144,000.

Other Income, Net. The Company recognized net interest income on cash investments of $0.6 million during the three months ended March 31, 2006, compared to $0.3 million during the same period in 2005. The current period increase was due to a $13 million increase in average cash equivalent and marketable securities balances and a small increase in average effective yields. Other income in each period was impacted by gains or losses on foreign currency transactions, with a net gain of $12,000 and a net loss of $67,000 for the three months ended March 31, 2006 and 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2006 and 2005 amounted to $1.0 million and $1.5 million, respectively, or 37.0% and 35.5% of income before taxes. The increase in the effective tax rate in the first quarter 2006 relative to the same prior year period primarily reflects the impact of a valuation allowance on the projected pre-tax loss for Rimage Japan and a reduced benefit for the research tax credit, impacted by the delay in the U.S. government’s expected reinstatement of the federal research credit for 2006.

Net income / net income per share. Resulting net income for the three months ended March 31, 2006 was $1.6 million, representing 7.2% of revenues. This compares to net income of $2.7 million, or 12.9% of revenues for the same period in the prior year. Related net income per diluted share amounts were $0.16 and $0.27 for the three months ended March 31, 2006 and 2005, respectively. The Company expects second quarter 2006 net income to range between $0.18 to $0.23 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2006, no amounts were outstanding under the credit agreement.

At March 31, 2006, the Company had working capital of approximately $77 million, an increase of $3 million from working capital reported at December 31, 2005. The increase was primarily impacted by first quarter net income of $1.6 million and proceeds from stock option exercises of $0.9 million, partially offset by $0.8 of capital expenditures. The Company intends on utilizing its current assets primarily for its continued organic growth. To help strengthen the Company’s ability to manage anticipated future growth, the Company expects to invest approximately $4 million in 2006 for the implementation of an enterprise resource planning system. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $0.8 million for the three months ended March 31, 2006, compared to $0.4 million for the three months ended March 31, 2005. The $0.4 million increase in cash generated from operations was primarily impacted by a $1.9 million smaller use of cash from changes in operating assets and liabilities, partially offset by a $0.7 million decrease in net income adjusted for non-cash items and the impact of an $0.8 million non-cash reduction in operating cash flows associated with excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool under SFAS 123R. SFAS 123R requires such amounts to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows. Primarily contributing to the change in operating assets and liabilities was a $0.8 million variation in the change in accounts receivable for each quarterly period and a $0.8 million smaller increase in prepaid expenses. The change in accounts receivable occurred due to a $0.2 million decline in accounts receivable in the current quarterly period, primarily due to a reduction in first quarter sales relative to the prior year’s fourth quarter, compared to a $0.6 million increase in accounts receivable in the prior year’s first quarter, due largely to a concentration of first quarter 2005 sales in March. Prepaid expenses increased $0.8 million in the first quarter 2005 due to the renewal of a paid-up software license agreement, compared to a nominal increase in the first quarter 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2006, compared to $12.4 million during the same period in 2005. The reduction in cash provided by investing activities was the result of an $11.7 million decrease in maturities of marketable securities, net of related purchases of marketable securities, and a $0.1 million increase in capital expenditures. Capital expenditures in the first quarter 2006 totaled $0.8 million, and relate primarily to the purchase of enterprise resource planning system software.

Net cash provided by financing activities totaled $1.7 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. Financing activities in both periods included proceeds from stock option exercises of $0.9 million and $0.3 million, respectively. Additionally, the current year period includes $0.8 million associated with excess tax benefits recognized as an addition to the APIC pool, which as discussed above, are required to be reported as an addition to financing activities in the Statements of Cash Flows under the provisions of SFAS 123R.

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

In applying the critical accounting policies described above, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the quarter ended March 31, 2006.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value measurement of financial instruments containing embedded derivatives that otherwise would have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that transfers the servicer’s financial assets in a transaction that meets the requirements for sales accounting, among other situations. The Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and requires separate presentation of such assets and liabilities in the statement of financial position. Statement 156 is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical, banking, government and office markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets, the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation, including the costs of implementing and complying with new regulations enacted in various countries requiring the reduction of hazardous substances in electrical and electronic equipment, including the European Union Waste Electrical and Electronic Equipment Directive and Restriction of Hazardous Substances Directive; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	May 8, 2006	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	May 8, 2006	By:	/s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)