Form 10-Q
period 2006-06-30
RIMAGE CORP
filed 2006-08-09
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)

952-944-8144

(Registrant’s telephone number, including area code)

NA

(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at July 31, 2006 – 9,839,180 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(unaudited – in thousands, except share data)

Assets	June 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$31,703	$18,489
Marketable securities	21,606	45,982
Trade accounts receivable, net of allowance for doubtful accounts
and sales returns of $603,000 and $854,000, respectively	13,171	12,689
Inventories	6,921	6,621
Prepaid income taxes	1,237	—
Prepaid expenses and other current assets	968	1,284
Deferred income taxes - current	1,379	1,379

Total current assets	76,985	86,444

Property and equipment, net	3,053	2,525
Marketable securities – non-current	16,322	—
Deferred income taxes – non-current	134	18
Other non-current assets	—	22

Total assets	$96,494	$89,009

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$5,533	$5,413
Accrued compensation	2,057	2,896
Other accrued expenses	1,379	1,332
Income taxes payable	—	283
Deferred income and customer deposits	3,270	2,531
Other current liabilities	87	12

Total current liabilities	12,326	12,467

Long-term liabilities:
Other non-current liabilities	19	13

Total long-term liabilities	19	13

Total liabilities	12,345	12,480

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares,
no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares,
issued and outstanding 9,810,917 and 9,630,324, respectively	98	96
Additional paid-in capital	24,868	22,389
Retained earnings	59,258	54,240
Accumulated other comprehensive loss	(75)	(196)

Total stockholders’ equity	84,149	76,529

Total liabilities and stockholders’ equity	$96,494	$89,009

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$25,319	$22,307	$47,956	$43,182
Cost of revenues	13,678	12,662	26,641	23,927

Gross profit	11,641	9,645	21,315	19,255

Operating expenses:
Research and development	1,746	1,499	3,322	2,778
Selling, general and administrative	4,959	4,787	11,083	9,147

Total operating expenses	6,705	6,286	14,405	11,925

Operating income	4,936	3,359	6,910	7,330

Other income (expense):
Interest, net	677	333	1,286	607
Loss on currency exchange	(39)	(6)	(27)	(73)
Other, net	(1)	7	(1)	1

Total other income, net	637	334	1,258	535

Income before income taxes	5,573	3,693	8,168	7,865
Income tax expense	2,189	1,405	3,150	2,886

Net income	$3,384	$2,288	$5,018	$4,979

Net income per basic share	$0.35	$0.24	$0.51	$0.53

Net income per diluted share	$0.33	$0.22	$0.49	$0.49

Basic weighted average shares outstanding	9,808	9,491	9,747	9,457

Diluted weighted average shares outstanding	10,298	10,214	10,317	10,152

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited – in thousands)

	Six months ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$5,018	$4,979
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	650	565
Deferred income tax benefit	(115)	—
Loss on sale of property and equipment	7	25
Stock-based compensation	560	—
Excess tax benefits from stock-based compensation	(763)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(482)	(1,014)
Inventories	(299)	(159)
Prepaid income taxes / income taxes payable	(589)	(536)
Prepaid expenses and other current assets	316	(662)
Trade accounts payable	120	699
Accrued compensation	(838)	(223)
Other accrued expenses and other current liabilities	106	288
Deferred income and customer deposits	739	282

Net cash provided by operating activities	4,429	4,244

Cash flows from investing activities:
Purchases of marketable securities	(31,109)	(12,581)
Maturities of marketable securities	39,137	18,365
Purchases of property and equipment	(1,137)	(975)
Proceeds from sale of property and equipment	4	5
Other non-current items	75	(91)

Net cash provided by investing activities	6,970	4,723

Cash flows from financing activities:
Principal payments on capital lease obligations	(8)	(5)
Excess tax benefits from stock-based compensation	763	—
Proceeds from stock option exercises	988	551

Net cash provided by financing activities	1,743	546

Effect of exchange rate changes on cash	72	(156)

Net increase in cash and cash equivalents	13,214	9,357

Cash and cash equivalents, beginning of period	18,489	13,321

Cash and cash equivalents, end of period	$31,703	$22,678

Supplemental disclosures of net cash paid during the period for:
Income taxes	$3,824	$3,422

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$169	$199
Unrealized net gains (losses) from available-for-sale securities	$(25)	$13
Capital lease obligations	$30	$12

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company implemented the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method, and therefore has not restated prior periods’ results. Under this method, the Company recognizes compensation expense for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the Company’s Amended and Restated 1992 Stock Option Plan (the “Stock Option Plan”) or the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”).

The Stock Option Plan, initially approved by shareholders in September 1992, and with the latest amendments approved by shareholders in May 2005, provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, stock appreciation rights and performance stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. At June 30, 2006, a total of 227,921 shares were available for future grant under the plan. The exercise price of stock options granted under the Stock Option Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant.

The Employee Stock Purchase Plan was approved by shareholders in May 2001. Under this plan, employees were entitled to purchase the Company’s common stock at 85% of the lower of the market price of such shares on the first or last business day of each one-year period. The Employee Stock Purchase Plan was terminated effective July 1, 2006, and no additional shares will be issued under that plan. Shares originally authorized and reserved for issuance under the Employee Stock Purchase Plan and remaining unissued after its termination amounted to 165,124 shares. Such shares are no longer reserved for issuance under the Employee Stock Purchase Plan.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts recognized in the financial statements with respect to the Company’s share-based payment arrangements are as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

	(in thousands)

Total stock-based compensation cost	$357	$560
Amounts capitalized in inventory	(1)	(1)
Amounts recognized in income for amounts previously capitalized in inventory	1	—

Amounts charged against income, before income tax benefit	357	559
Income tax benefit related to stock-based compensation included in net income	(104)	(116)

Net compensation expense included in net income	$253	$443

Impact on net income per share:
Basic	$0.03	$0.05

Diluted	$0.02	$0.04

Total stock-based compensation cost of $560,000 for the six months ended June 30, 2006 reflected in the preceding table consists of $538,000 of expense associated with stock options issued under the Stock Option Plan, including $241,000 related to options granted prior to January 1, 2006, and $22,000 of expense associated with the Employee Stock Purchase Plan.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2006:

Six Months Ended June 30, 2006

Expected life of options in years	5.0 - 6.0

Risk-free interest rate	4.3 - 5.0%

Volatility	37.8 - 50.4%

Dividend yield	0.0%

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A summary of share option activity under the Stock Option Plan as of and for the six months ended June 30, 2006 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2005	1,340	$10.67
Granted	265	22.02
Exercised	(180)	5.47
Canceled	(4)	23.66

Options outstanding at June 30, 2006	1,421	$13.41	6.47	$10,503

Options subject to exercise at June 30, 2006	1,063	$10.84	5.44	$10,255

*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented in the table below (in thousands, except per share data):

	Number of Shares	Grant-Date Fair Value

Nonvested at December 31, 2005	206	$5.88
Granted	265	11.82
Vested	(108)	5.39
Cancelled	(4)	10.76

Nonvested at June 30, 2006	359	$10.35

As of June 30, 2006, there was $2,691,287 of total stock option compensation expense not yet recognized related to non-vested awards, which is expected to be recognized over a weighted average period of 1.47 years.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other information pertaining to options is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands, except per share data)
Number of options granted	260	103	265	296
Fair value of options granted	$3,065	$683	$3,132	$1,754
Per share weighted average fair value of options granted	$11.79	$6.66	$11.82	$5.94
Total fair value of stock options vested	$67	$71	$574	$729
Total intrinsic value of stock options exercised	$48	$363	$3,188	$1,917

Cash received from the exercise of stock options was $988,000 and $551,000 for the six months ended June 30, 2006 and 2005, respectively. The income tax benefit realized from the exercise of stock options was $932,000 and $199,000 for the six months ended June 30, 2006 and 2005, respectively.

Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense. Had compensation costs for the Company’s stock-based compensation been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income:
As reported	$2,288	$4,979

Stock-based employee compensation, net of tax	(372)	(561)

Proforma	$1,916	$4,418

Basic net income per share:
As reported	$0.24	$0.53

Stock-based employee compensation, net of tax	(0.04)	(0.06)

Proforma	$0.20	$0.47

Diluted net income per share:
As reported	$0.22	$0.49

Stock-based employee compensation, net of tax	(0.03)	(0.05)

Proforma	$0.19	$0.44

(3)	Marketable Securities

Marketable securities primarily consist of U.S. Treasury and money market securities, municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities have maturities ranging from three to 36 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(4)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Finished goods and demonstration equipment	$1,400	$1,562
Work-in-process	45	290
Purchased parts and subassemblies	5,476	4,769

	$6,921	$6,621

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Net income	$3,384	$2,288	$5,018	$4,979
Other comprehensive income (loss):
Foreign currency translation adjustment	99	(148)	146	(260)
Net unrealized gains (losses) on securities	(21)	32	(25)	13

Total other comprehensive income	$3,462	$2,172	$5,139	$4,732

(6)	Foreign Currency Contracts

The Company enters into forward foreign exchange contracts to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are calculated at each period end and are recognized in net income in the period in which they arose. The fair value of forward foreign exchange contracts is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss.

As of June 30, 2006, the Company had thirteen outstanding foreign currency contracts totaling $3,017,000. These contracts mature in 2006 and bear rates ranging from 1.1961 to 1.2920 U.S. Dollars per Euro. As of June 30, 2006, the fair value of foreign currency contracts is a net loss position of $60,000, recorded in other current liabilities.

As of December 31, 2005, the Company had twenty three outstanding foreign currency contracts totaling $4,578,000, all maturing during 2006 at rates ranging from 1.1724 to 1.2155 U.S. Dollars per Euro. As of December 31, 2005, the fair value of foreign currency contracts was a net gain position of $25,000, recorded in other current assets.

(7)	Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8)	Warranty Reserve

The warranty reserve rollforward, including provisions and claims, is as follows:

Six Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

June 30, 2006	$317	349	(338)	7	$335

June 30, 2005	$187	336	(313)	(6)	$204

(9)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 163,000 and 92,000 weighted average common shares have been excluded from the computation of weighted average assumed conversion shares outstanding for the three and six months ended June 30, 2006, respectively, as their effect is anti-dilutive. Similar amounts excluded from the computation of weighted average assumed conversion shares for the three and six months ended June 30, 2005 amounted to 4,000 and 30,000 weighted average common shares, respectively. The following is a summary of the weighted average common shares outstanding and assumed conversion shares (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Shares outstanding at end of period	9,811	9,502	9,811	9,502

Weighted average shares of common stock outstanding	9,808	9,491	9,747	9,457

Weighted average assumed conversion shares	490	723	570	696

Weighted average shares of common stock and
assumed conversion shares	10,298	10,214	10,317	10,153

Net income	$3,384	$2,288	$5,018	$4,979

Basic net income per common share	$0.35	$0.24	$0.51	$0.53

Diluted net income per common share	$0.33	$0.22	$0.49	$0.49

(10)	Commitments and Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Increase Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Increase/(Decrease) Between Periods

	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005

Revenues	100	100	14	100	100	11
Cost of revenues	(54)	(57)	8	(56)	(55)	11

Gross profit	46	43	21	44	45	11
Operating expenses:
Research and development	(7)	(7)	16	(7)	(6)	20
Selling, general and admin	(20)	(21)	4	(23)	(21)	21

Operating income	19	15	47	14	17	(6)
Other income, net	3	1	91	3	1	135

Income before income taxes	22	17	51	17	18	4
Income tax expense	(9)	(6)	56	(7)	(7)	9

Net income	13	10	48	10	12	1

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

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, media kits and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 46% and 39% of consolidated revenues during the six months ended June 30, 2006 and 2005, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Stock-Based Compensation

The Company implemented the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006, using the modified prospective method, and therefore has not restated prior periods’ results. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for equity compensation awards granted with no intrinsic value and the proforma disclosures required by SFAS 123 were presented in the notes to the Company’s consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As a result of the adoption of SFAS 123R, the Company’s income before taxes as reported in the Consolidated Statements of Income for the three and six months ended June 30, 2006, was $0.4 million and $0.6 million lower, respectively, than under the previous accounting method for stock-based compensation. In addition, basic net income per share for the three and six months ended June 30, 2006 was $.03 and $.05 lower, respectively, and diluted net income per share was $.02 and $.04 lower, respectively, than under the previous accounting method. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. This change increased cash flows provided by financing activities by $0.8 million and reduced cash flows provided by operating activities by the same amount. Compensation cost not yet recognized as of June 30, 2006 related to nonvested awards totaled $2.7 million, which is expected to be recognized over a weighted average period of 1.47 years.

Results of Operations

Revenues. Revenues increased 14% to $25.3 million and 11% to $48.0 million for the three and six months ended June 30, 2006, respectively, from $22.3 million and $43.2 million for the respective prior-year periods. The growth in revenues for both the quarterly and year-to-date periods was impacted by a $1.9 million and a $5.4 million respective increase in the volume of recurring revenues, consisting of sales of media kits, blank CD-R and DVD-R media, printer ribbons, ink cartridges, parts and maintenance contracts. The strong growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems, and the Company’s increased emphasis on promoting this portion of its business. Additionally, revenues for the three months ended June 30, 2006 reflect a $2.2 million increase in the volume of producer product line equipment sales, primarily driven by increased sales into retail applications. Sales of desktop product line equipment decreased $1.1 million in the second quarter 2006, due to strong sales in the same prior year quarter of the Rimage 360i desktop product, released in April 2005.

International sales rose 11% for both the three and six months ended June 30, 2006 over the same prior year periods and comprised 34% and 36% of total sales, respectively, consistent with the same periods in the prior year. The European market continued to generate the majority of international sales, and contributed most of the increase in both current year periods. Sales in Asian markets also increased, reflecting increased sales efforts in this region with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations had a minimal impact on reported revenues for the three months ended June 30, 2006, and decreased reported revenues for the six months ended June 30, 2006 by approximately $0.8 million, or less than 2% of consolidated revenues.

As of and for the six months ended June 30, 2006, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $14.7 million, $0.2 million and $7.4 million, respectively. These amounts related primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan occurred in June 2005. Comparable amounts for the Company’s German and Japanese operations as of and for the six months ended June 30, 2005 were revenues of $12.9 million, operating income of $0.5 million and net identifiable assets of $6.6 million. The growth is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company is estimating that third quarter 2006 consolidated revenues will range between $23 million and $25 million.

Gross profit. Gross profit as a percentage of revenues was 46% and 44% for the three and six months ended June 30, 2006, respectively, compared to 43% and 45% for the respective prior year periods. The increase in gross profit as a percentage of revenues for the second quarter 2006 primarily reflects an increase in both the volume and concentration of producer product line equipment sales, which generally carry higher margins than desktop product line equipment or recurring revenues. Producer product line equipment sales comprised 46% of sales in the second quarter 2006, compared to 43% in the same quarter in the prior year. Also favorably impacting the second quarter gross profit was a decline in lower margin desktop product line equipment sales. The small decline in gross profit as a percentage of revenues for the year-to-date period in 2006 was impacted by an increase in both the volume and concentration of recurring revenues, which generally carry lower margins than equipment sales. Recurring revenues comprised 46% of total revenues for the six months ended June 30, 2006, compared to 39% in the same prior year period. The decline in gross profit as a percentage of revenues for the year-to-date period was also impacted by increased manufacturing and service labor and overhead costs stemming from increased investments in these areas to support an expected continued growth in total sales. Stock-based compensation expense included in cost of revenue for the three and six months ended June 30, 2006 had a minimal impact on gross profit as a percentage of revenues, and amounted to $16,000 and $32,000, respectively.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs, foreign currency exchange rate fluctuations and levels of sales returns.

Operating expenses. Research and development expenses totaled $1.7 million and $3.3 million for the three and six months ended June 30, 2006, respectively, representing approximately 7% of revenues for both periods. Expenses for the same prior year periods totaled $1.5 million and $2.8 million, representing 7% and 6% of revenues, respectively. The 16% and 20% respective increases in expenses for the three and six months ended June 30, 2006 were primarily due to an 18% increase in average headcount to support continued development of new products and enhancements to existing products. Research and development expenses for the three and six months ended June 30, 2006 were minimally impacted by stock-based compensation expense of $37,000 and $81,000, respectively.

Rimage anticipates continued expenditures in research and development in 2006 to support new product development initiatives and to improve existing products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses for the three and six months ended June 30, 2006 were 20% and 23% of revenues at $5.0 million and $11.1 million, respectively, compared to expenses in the same prior year periods at 21% of revenues, or $4.8 million and $9.1 million, respectively.

The net dollar growth in selling, general and administrative expenses for the three and six months ended June 30, 2006 reflects a decrease in sales and marketing expenses of $0.5 million and $0.2 million, respectively, and an increase in general and administrative expenses of $0.7 million and $2.1 million, respectively. The decline in sales and marketing expenses is primarily the result of reduced costs for advertising and promotional activities due to implementation of programs in the prior year’s second quarter to support the launch of the Rimage 360i desktop product, and a reduction in cooperative marketing program costs resulting from the Company’s transition to an alternative program format with its distributors. The increase in general and administrative expenses for both the quarterly and the year-to-date periods was impacted by $0.5 million of expenses incurred to support the implementation of a new enterprise resource planning system. Also significantly impacting expenses for the six months ended June 30, 2006 were $1.2 million of consulting expenses incurred in the first quarter for the completion of a strategic analysis of the Company’s operations and new applications for its products. Stock-based compensation expenses increased aggregate selling, general and administrative expenses by $0.3 million and $0.45 million for the three and six months ended June 30, 2006, respectively.

Other income, net. The Company recognized net interest income on cash investments of $0.7 million and $1.3 million for the three and six months ended June 30, 2006, compared to $0.3 million and $0.6 million for the same prior year periods. The increase in the quarterly and year-to-date periods was due to a $14 million and $13 million respective increase in average cash equivalent and marketable securities balances and an increase in effective yields. Other income in each period was negatively impacted by net losses on foreign currency transactions, amounting to $39,000 and $27,000 for the three and six months ended June 30, 2006, respectively, compared to $6,000 and $73,000 for the respective prior year periods.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2006 amounted to $2.2 million and $3.2 million, or 39.3% and 38.6% of income before taxes, respectively. Income tax expense for the three and six months ended June 30, 2005 was $1.4 million and $2.9 million, or 38.1% and 36.7% of income before taxes, respectively. The increase in the effective tax rate in the current year periods primarily reflects the impact of a valuation allowance on the projected pre-tax loss for Rimage Japan, the impact of non tax deductible equity compensation expense associated with incentive stock options and a reduced benefit for the research tax credit, impacted by the delay in the U.S. government’s expected reinstatement of the federal research credit for 2006.

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2006 was $3.4 million, or 13.3% of revenues, and $5.0 million, or 10.5% of revenues, respectively. Comparable amounts for the three and six months ended June 30, 2005 were net income of $2.3 million, or 10.3% of revenues, and $5.0 million, or 11.5% of revenues, respectively. Related net income per diluted share amounts for the three and six months ended June 30, 2006 were $0.33 and $0.49, respectively, compared to $0.22 and $0.49 per diluted share for the respective prior year periods. The Company expects third quarter 2006 net income to range between $0.24 to $0.28 per diluted share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2006, no amounts were outstanding under the credit agreement.

At June 30, 2006, the Company had working capital of $64.7 million, a decrease of $9.3 million from working capital reported at December 31, 2005. The decline was primarily impacted by the purchase of $16.3 million of non-current marketable securities and capital expenditures of $1.1 million, partially offset by year-to-date net income of $5.0 million and proceeds from stock option exercises of $1.0 million. The Company intends on utilizing its current assets primarily for its continued organic growth. To help strengthen the Company’s ability to manage anticipated future growth, the Company expects to invest approximately $4 million in 2006 for the implementation of an enterprise resource planning system. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $4.4 million for the six months ended June 30, 2006, compared to $4.2 million in the same prior year period. The $0.2 million increase in cash generated from operations was primarily impacted by a $0.6 million increase in net income adjusted for non-cash items and a $0.4 million smaller use of cash from changes in operating assets and liabilities, partially offset by the impact of an $0.8 million non-cash reduction in operating cash flows associated with excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool under SFAS 123R. SFAS 123R requires such amounts to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows. Primarily contributing to the change in operating assets and liabilities compared to the prior year’s year-to-date period was a $1.0 million variation in the change in prepaid expenses, a $0.5 million smaller increase in accounts receivable and a $0.45 million larger increase in deferred income, partially offset by reductions or smaller increases in accounts payable and accrued expenses. The change in prepaid expenses was primarily due to the impact on the prior year’s six month period of an $0.8 million prepayment in the first quarter for the renewal of a paid-up software license agreement, compared to a decline in prepaid expenses for the first six months of 2006. The increase in deferred income occurred due to the sale of maintenance contracts on a growing base of installed CD-R and DVD-R publishing systems. The net reduction in accounts payable and accrued expenses during the six months ended June 30, 2006 was impacted by the payment of $1.8 million of consulting fees accrued at December 31, 2005.

Net cash provided by investing activities was $7.0 million for the six months ended June 30, 2006, compared to $4.7 million during the same period in 2005. The increase in cash provided by investing activities was the result of a $2.2 million increase in maturities of marketable securities, net of related purchases of marketable securities, partially offset by a $0.2 million increase in capital expenditures. Capital expenditures for the six months ended June 30, 2006 totaled $1.1 million, and consisted primarily of the purchase of enterprise resource planning system software and related hardware.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by financing activities totaled $1.7 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively. Financing activities in each period included proceeds from stock option exercises of $1.0 million and $0.6 million, respectively. Additionally, the current year period includes $0.8 million associated with excess tax benefits recognized as an addition to the APIC pool, which as discussed above, are required to be reported as an addition to financing activities in the Statements of Cash Flows under the provisions of SFAS 123R.

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. With the implementation effective January 1, 2006 of SFAS 123R, “Share-Based Payment,” the Company has added as a new critical accounting policy its accounting for stock-based compensation, discussed below.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three and six months ended June 30, 2006.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Form 10Q for additional information on stock-based compensation.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

The Company’s Annual Meeting of Shareholders’ was held on May 16, 2006. Of the 9,806,317 shares outstanding and entitled to vote at the meeting, 9,118,697 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

A.	To elect seven (7) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld

Bernard Aldrich	8,902,757	215,940
Lawrence Benveniste	8,775,963	342,734
Philip Hotchkiss	8,902,445	216,252
Thomas Madison	8,894,139	224,558
Steven Quist	8,776,398	342,299
James Reissner	8,765,513	353,184
David Suden	8,902,457	216,240

B.	To ratify and approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

9,030,567	79,547	8,583	0

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant
Date:	August 9, 2006	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	August 9, 2006	By:	/s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)