Form 10-Q
period 2006-09-30
RIMAGE CORP
filed 2006-11-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 0-20728

RIMAGE CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at October 31, 2006 – 9,880,596 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(unaudited - in thousands, except share data)

Assets	September 30, 2006	December 31, 2005

Current assets:
Cash and cash equivalents	$29,538	$18,489
Marketable securities	18,600	45,982
Trade accounts receivable, net of allowance for doubtful accounts and sales returns of $609,000 and $854,000, respectively	14,892	12,689
Inventories	6,496	6,621
Prepaid expenses and other current assets	1,103	1,284
Deferred income taxes - current	1,359	1,379

Total current assets	71,988	86,444

Property and equipment, net	3,924	2,525
Marketable securities - non-current	25,135	—
Deferred income taxes - non-current	120	18
Other non-current assets	—	22

Total assets	$101,167	$89,009

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$3,901	$5,413
Accrued compensation	1,973	2,896
Other accrued expenses	1,054	1,332
Income taxes payable	291	283
Deferred income and customer deposits	3,405	2,531
Other current liabilities	27	12

Total current liabilities	10,651	12,467

Long-term liabilities:
Other non-current liabilities	12	13

Total long-term liabilities	12	13

Total liabilities	10,663	12,480

Stockholders’ equity:

Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—

Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,880,596 and 9,630,324, respectively	99	96
Additional paid-in capital	26,643	22,389
Retained earnings	63,699	54,240
Accumulated other comprehensive income (loss)	63	(196)

Total stockholders’ equity	90,504	76,529

Total liabilities and stockholders’ equity	$101,167	$89,009

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$24,777	$27,962	$72,733	$71,144
Cost of revenues	12,517	14,571	39,158	38,498

Gross profit	12,260	13,391	33,575	32,646

Operating expenses:
Research and development	1,459	1,399	4,781	4,177
Selling, general and administrative	5,032	5,937	16,115	15,084

Total operating expenses	6,491	7,336	20,896	19,261

Operating income	5,769	6,055	12,679	13,385

Other income (expense):
Interest, net	711	400	1,997	1,007
Gain (loss) on currency exchange	27	(40)	—	(113)
Other, net	1	—	—	1

Total other income, net	739	360	1,997	895

Income before income taxes	6,508	6,415	14,676	14,280
Income tax expense	2,067	2,330	5,217	5,216

Net income	$4,441	$4,085	$9,459	$9,064

Net income per basic share	$0.45	$0.43	$0.97	$0.95

Net income per diluted share	$0.43	$0.39	$0.92	$0.88

Basic weighted average shares outstanding	9,854	9,553	9,783	9,507

Diluted weighted average shares outstanding	10,375	10,380	10,336	10,250

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$9,459	$9,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	867
Deferred income tax benefit	(82)	(110)
Loss on sale of property and equipment	28	38
Stock-based compensation	1,196	—
Excess tax benefits from stock-based compensation	(1,003)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,203)	(4,618)
Inventories	125	1,242
Prepaid income taxes / income taxes payable	1,289	862
Prepaid expenses and other current assets	182	(535)
Trade accounts payable	(1,512)	1,595
Accrued compensation	(923)	184
Other accrued expenses and other current liabilities	(279)	66
Deferred income and customer deposits	874	529

Net cash provided by operating activities	8,227	9,184

Cash flows from investing activities:
Purchases of marketable securities	(106,118)	(84,350)
Maturities of marketable securities	108,440	91,676
Purchases of property and equipment	(2,454)	(1,133)
Proceeds from sale of property and equipment	4	5
Other non-current items	92	(119)

Net cash provided by (used in) investing activities	(36)	6,079

Cash flows from financing activities:
Principal payments on capital lease obligations	(15)	(8)
Excess tax benefits from stock-based compensation	1,003	—
Proceeds from employee stock plans	1,779	1,330

Net cash provided by financing activities	2,767	1,322

Effect of exchange rate changes on cash	91	(154)

Net increase in cash and cash equivalents	11,049	16,431

Cash and cash equivalents, beginning of period	18,489	13,321

Cash and cash equivalents, end of period	$29,538	$29,752

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,011	$4,464

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$279	$467
Unrealized net gains from available-for-sale securities	$75	$50
Capital lease obligations	$30	$12

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

The Stock Option Plan, initially approved by shareholders in September 1992, and with the latest amendments approved by shareholders in May 2005, provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, stock appreciation rights and performance stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. At September 30, 2006, a total of 211,621 shares were available for future grant under the plan. The exercise price of stock options granted under the Stock Option Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Performance shares granted to employees under the Stock Option Plan are issued contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

The Employee Stock Purchase Plan was approved by shareholders in May 2001. Under this plan, employees were entitled to purchase the Company’s common stock at 85% of the lower of the market price of such shares on the first or last business day of each one-year period. The Employee Stock Purchase Plan was terminated effective July 1, 2006, and no additional shares will be issued under that plan. Shares originally authorized and reserved for issuance under the Employee Stock Purchase Plan and remaining unissued after its termination amounted to 165,126 shares. Such shares are no longer reserved for issuance under the Employee Stock Purchase Plan.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amounts recognized in the financial statements with respect to the Company’s share-based payment arrangements are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

	(in thousands)

Total stock-based compensation cost	$637	$1,197
Amounts capitalized in inventory	(1)	(1)
Amounts recognized in income for amounts previously capitalized in inventory	1	—

Amounts charged against income, before income tax benefit	637	1,196
Income tax benefit related to stock-based compensation included in net income	(212)	(328)

Net compensation expense included in net income	$425	$868

Impact on net income per share:
Basic	$0.04	$0.09

Diluted	$0.04	$0.08

Total stock-based compensation cost of $1,197,000 for the nine months ended September 30, 2006 reflected in the preceding table consists of $1,170,000 and $5,000 of expense associated with stock options and performance shares, respectively, both issued under the Stock Option Plan (including $322,000 related to options granted prior to January 1, 2006), and $22,000 of expense associated with the Employee Stock Purchase Plan.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. No option awards were granted during the three months ended September 30, 2006. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2006:

Nine Months Ended September 30, 2006

Expected life of options in years	5.0 - 6.0

Risk-free interest rate	4.3 - 5.0%

Volatility	37.8 - 50.4%

Expected dividend yield	0.0%

In accordance with SFAS 123R, the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life of each award was determined based on an analysis of historical exercise behavior. The risk-free

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero, as the Company has not paid or declared any cash dividends on its common stock, and does not currently have plans to pay dividends.

A summary of share option activity under the Stock Option Plan as of and for the nine months ended September 30, 2006 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2005	1,340	$10.67
Granted	265	22.02
Exercised	(231)	6.27
Canceled	(5)	24.46

Options outstanding at September 30, 2006	1,369	$13.56	6.30	$12,246

Options subject to exercise at September 30, 2006	1,025	$11.02	5.28	$11,737

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested option shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	206	$5.88

Granted	265	11.82

Vested	(121)	5.68

Cancelled	(4)	10.76

Nonvested at September 30, 2006	346	$10.44

As of September 30, 2006, there was $2,369,000 of total stock option compensation expense not yet recognized related to non-vested option awards, which is expected to be recognized over a weighted average period of 1.27 years.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other information pertaining to options is as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

	(in thousands, except per share data)

Number of options granted	—	18	265	314
Fair value of options granted	$—	$224	$3,132	$1,978
Per share weighted average fair value of options granted	$—	$12.44	$11.82	$6.31
Total fair value of stock options vested	$105	$162	$679	$891
Total intrinsic value of stock options exercised	$775	$817	$3,963	$2,734

Cash received from the exercise of stock options was $1,450,000 and $997,000 for the nine months ended September 30, 2006 and 2005, respectively. The income tax benefit realized from the exercise of stock options was $1,283,000 and $467,000 for the nine months ended September 30, 2006 and 2005, respectively.

Performance Shares:

During the three months ended September 30, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the Stock Option Plan. The issuance of shares of the Company’s common stock for the performance shares is contingent on the Company’s achievement of revenue and operating income performance goals established for fiscal year 2008. If the performance goals are not achieved during the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares. An employee must also remain employed by the Company as of the end of the performance period to be eligible to receive common stock for the performance shares. During the period, 283 performance shares were canceled, leaving 16,684 outstanding performance shares as of September 30, 2006.

The valuation of the performance shares was based on the closing market price of the Company’s common stock on the date of grant of $21.152, resulting in a total valuation of $359,000. Stock-based compensation expense charged against pre-tax income totaled $5,000 for the three and nine months ended September 30, 2006. Total stock-based compensation expense not yet recognized related to performance shares as of September 30, 2006 totaled $308,000, which is expected to be recognized over a weighted average period of 2.21 years, assuming the Company’s achievement of the established performance goals for fiscal year 2008.

Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense. Had compensation costs for the Company’s stock-based compensation been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the three and nine months ended September 30, 2005 would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005

Net income:
As reported	$4,085	$9,064

Stock-based employee compensation, net of tax	(416)	(977)

Proforma	$3,669	$8,087

Basic net income per share:
As reported	$0.43	$0.95

Stock-based employee compensation, net of tax	(0.05)	(0.10)

Proforma	$0.38	$0.85

Diluted net income per share:
As reported	$0.39	$0.88

Stock-based employee compensation, net of tax	(0.03)	(0.08)

Proforma	$0.36	$0.80

(3)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency securities and commercial paper with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities have maturities ranging from three to 36 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(4)	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Finished goods and demonstration equipment	$1,281	$1,562
Work-in-process	—	290
Purchased parts and subassemblies	5,215	4,769

	$6,496	$6,621

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(5)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income	$4,441	$4,085	$9,459	$9,064
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	37	(12)	184	(273)
Net unrealized gains on marketable securities	100	37	75	50

Total other comprehensive income	$4,578	$4,110	$9,718	$8,841

(6)	Foreign Currency Contracts

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

As of September 30, 2006, the Company had seventeen outstanding foreign currency contracts totaling $3,573,000. These contracts mature in 2006 and early 2007 and bear rates ranging from 1.2516 to 1.29 U.S. Dollars per Euro. As of September 30, 2006, the fair value of foreign currency contracts is a net gain position of $21,000, recorded in other current assets.

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

(8)	Warranty Reserve

The warranty reserve rollforward, including provisions and claims, is as follows:

	Beginning	Warranty	Warranty	Foreign	Ending
Nine Months Ended:	Balance	Provisions	Claims	Exchange Impact	Balance

September 30, 2006	$317	551	(525)	8	$351

September 30, 2005	$187	699	(583)	(6)	$297

(9)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 290,000 and 157,000 weighted average common shares have been excluded from the computation of diluted weighted average shares outstanding for the three

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and nine months ended September 30, 2006, respectively, as their effect is anti-dilutive. Similarly, options to acquire less than 1,000 and 4,000 weighted average common shares were excluded from the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2005, respectively, as their effect was anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Shares outstanding at end of period	9,881	9,580	9,881	9,580

Weighted average shares outstanding	9,854	9,553	9,783	9,507

Weighted average potential common shares	521	827	553	743

Total diluted weighted average shares outstanding	10,375	10,380	10,336	10,250

Net income	$4,441	$4,085	$9,459	$9,064

Basic net income per common share	$0.45	$0.43	$0.97	$0.95

Diluted net income per common share	$0.43	$0.39	$0.92	$0.88

(10)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Increase/(Decrease) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Increase/(Decrease) Between Periods

	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005

Revenues	100	100	(11)	100	100	2
Cost of revenues	(51)	(52)	(14)	(54)	(54)	2

Gross profit	49	48	(8)	46	46	3
Operating expenses:
Research and development	(6)	(5)	4	(7)	(6)	14
Selling, general and admin	(20)	(21)	(15)	(22)	(21)	7

Operating income	23	22	(5)	17	19	(5)
Other income, net	3	1	105	3	1	123

Income before income taxes	26	23	1	20	20	3
Income tax expense	(8)	(8)	(11)	(7)	(7)	—

Net income	18	15	9	13	13	4

Overview
Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany and Japan. These systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as photography, medical, banking and government. Rimage anticipates increased future sales and marketing expenditures as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, media kits and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 46% and 37% of consolidated revenues during the nine months ended September 30, 2006 and 2005, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

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

As a result of the adoption of SFAS 123R, the Company’s income before taxes as reported in the Consolidated Statements of Income for the three and nine months ended September 30, 2006, was $0.6 million and $1.2 million lower, respectively, than under the previous accounting method for stock-based compensation. In addition, basic net income per share for the three and nine months ended September 30, 2006 was $.04 and $.09 lower, respectively, and diluted net income per share was $.04 and $.08 lower, respectively, than under the previous accounting method. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation expense be reported as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. This change increased cash flows provided by financing activities by $1.0 million and reduced cash flows provided by operating activities by the same amount during the nine months ended September 30, 2006. Compensation cost not yet recognized as of September 30, 2006 related to nonvested awards totaled $2.4 million, which is expected to be recognized over a weighted average period of 1.27 years.

Results of Operations

Revenues. Revenues decreased 11% to $24.8 million and increased 2% to $72.7 million for the three and nine months ended September 30, 2006, respectively, from $28.0 million and $71.1 million for the respective prior-year periods. Revenues for the both the quarterly and year-to-date periods were impacted by a decrease in the volume of sales of Producer product line equipment of $4.3 million and $5.1 million, respectively. Driving the decline in Producer product line sales was the shipment in the prior year’s third quarter of a $6.0 million Producer equipment order related to the Company’s product rollout into the U.S. retail market. The volume of recurring revenues, consisting of sales of media kits, blank CD-R and DVD-R media, printer ribbons, ink cartridges, parts and maintenance contracts, increased $1.5 million and $6.9 million for the three and nine months ended September 30, 2006, respectively, offsetting the year-to-date decline in Producer product equipment sales. The strong growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems, and the Company’s increased emphasis on promoting this portion of its business. Sales of desktop product line equipment decreased $0.3 million and $0.2 million in the third quarter and year-to-date periods in 2006, respectively, impacted by a stronger volume of sales in the prior year periods of the Rimage 360i desktop product, released in April 2005.

International sales decreased 9% for the third quarter and increased 4% for the year-to-date period compared to the same prior year periods. The third quarter reduction in international sales was impacted primarily by lower sales in Latin America, due to stronger than normal sales in the prior year’s third quarter. International sales comprised 29% and 33% of total sales for the three and nine months ended September 30, 2006, respectively, compared with 28% and 33% for the same periods in the prior year. The European market continued to generate the majority of international sales. Sales in Asian markets continue to increase, reflecting increased sales efforts in this region

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased reported consolidated revenues for the three months ended September 30, 2006 by 1%, and decreased reported consolidated revenues for the nine months ended September 30, 2006 by less than 1%.

As of and for the nine months ended September 30, 2006, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $20.9 million, $0.3 million and $7.5 million, respectively. These amounts related primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan occurred in June 2005. Comparable amounts for the Company’s German and Japanese operations as of and for the nine months ended September 30, 2005 were revenues of $19.3 million, operating income of $0.6 million and net identifiable assets of $6.9 million. The growth in revenues and assets is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is estimating that fourth quarter 2006 consolidated revenues will range between $23 million and $25 million.

Gross profit. Gross profit as a percentage of revenues was 49% and 46% for the three and nine months ended September 30, 2006, respectively, compared to 48% and 46% for the respective prior year periods. The volume and concentration of Producer product line equipment sales, which generally carry higher margins than desktop product line equipment or recurring revenues, decreased during the three and nine months ended September 30, 2006, due primarily to the impact of the large shipment of Producer product line equipment into the U.S. retail market during the third quarter of 2005. Producer product line equipment sales comprised 46% and 44% of total sales for the three and nine months ended September 30, 2006, compared to 56% and 52% in the same prior year periods. The volume and concentration of recurring revenues, which generally carry lower margins than equipment sales, increased during the current year periods, comprising 45% and 46% of total revenues for the three and nine months ended September 30, 2006, compared to 35% and 37% in the same prior year periods. In spite of the described changes in product mix, the third quarter gross margin improved by one percentage point relative to the same prior year period as a result of the benefit of reduced manufacturing overhead costs and improved service related margins. Additionally, equipment revenues in the current year’s third quarter were more concentrated in higher margin transactions, some of which were impacted by higher average selling prices for some Producer equipment configurations. The third quarter change in revenue mix and higher average selling prices for Producer product line equipment also favorably impacted gross profit as a percentage of revenues for the year-to-date period. Offsetting this benefit was the impact of increased manufacturing and service labor and overhead costs for the year-to-date period stemming from increased investments in these areas to support an expected continued growth in total sales. Stock-based compensation expense included in cost of revenue for the three and nine months ended September 30, 2006 had a minimal impact on gross profit as a percentage of revenues, and amounted to $25,000 and $57,000, respectively.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

growth of service related revenues relative to associated service support costs, foreign currency exchange rate fluctuations and levels of sales returns.

Operating expenses. Research and development expenses totaled $1.5 million and $4.8 million for the three and nine months ended September 30, 2006, respectively, representing approximately 6% and 7% of revenues, respectively. Expenses for the same prior year periods totaled $1.4 million and $4.2 million, representing 5% and 6% of revenues, respectively. The 4% and 14% respective increases in expenses for the three and nine months ended September 30, 2006 were primarily due to continued development of new products and enhancements to existing products. Research and development expenses for the three and nine months ended September 30, 2006 were minimally impacted by stock-based compensation expense of $41,000 and $122,000, respectively.

Rimage anticipates continued expenditures in research and development in 2006 to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three and nine months ended September 30, 2006 were 20% and 22% of revenues at $5.0 million and $16.1 million, respectively, compared to expenses in the same prior year periods at 21% of revenues, or $5.9 million and $15.1 million, respectively.

The net changes in selling, general and administrative expenses for the three and nine months ended September 30, 2006 reflect sales and marketing expenses decreasing $0.5 million and $0.7 million, respectively, and general and administrative expenses declining $0.4 million in the third quarter and increasing $1.7 million in the year-to-date period, respectively. The decline in sales and marketing expenses is primarily the result of reduced costs for advertising and promotional activities due to implementation of programs in the prior year’s second quarter to support the launch of the Rimage 360i desktop product, and a reduction in cooperative marketing program costs resulting from the Company’s transition to an alternative program format with its distributors. The decrease in general and administrative expenses in the quarterly period resulted from $1.1 million of consulting expenses incurred in the prior year’s third quarter for the initiation of a strategic analysis of the Company’s operations. The strategic analysis continued into and was completed during the first quarter 2006, and $1.2 million of expenses incurred in the first quarter are reflected in year-to-date expenses. Partially offsetting the impact of the reduction in consulting expenses during the three months ended September 30, 2006, and contributing to the growth in year-to-date expenses were $0.3 million and $0.8 million of expenses incurred during the respective periods to support the implementation of a new enterprise resource planning system. Also contributing to the growth in general and administrative expenses for both current year periods were stock-based compensation expenses. Such expenses increased aggregate selling, general and administrative expenses by $0.6 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

Other income, net. The Company recognized net interest income on cash investments of $0.7 million and $2.0 million for the three and nine months ended September 30, 2006, compared to $0.4 million and $1.0 million for the same prior year periods. The increase in the quarterly and year-to-date periods was due to a $13 million increase in both periods in average cash equivalent and marketable securities balances and an increase in effective yields.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2006 amounted to $2.1 million and $5.2 million, or 31.8% and 35.5% of income before taxes, respectively. Income tax expense for the three and nine months ended September 30, 2005 was $2.3 million and $5.2 million, or 36.3% and 36.5% of income before taxes, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2006 primarily reflects the benefit of increased tax-exempt interest income, including the impact of out-of-period tax adjustments for such interest income approximating $0.2 million, and reductions in the tax contingency reserve for the elimination of exposure items included in prior years’ tax reserves. The Company anticipates its effective tax rate will range between 36% and 37% for the full year 2006.

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2006 was $4.4 million, or 18% of revenues, and $9.5 million, or 13% of revenues, respectively. Comparable amounts for the three and nine months ended September 30, 2005 were net income of $4.1 million, or 15% of revenues, and $9.1 million, or 13% of revenues, respectively. Related net income per diluted share amounts for the three and nine months ended September 30, 2006 were $0.43 and $0.92, respectively, compared to $0.39 and $0.88 per diluted share for the respective prior year periods. The Company expects fourth quarter 2006 net income to range from $0.23 to $0.28 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At September 30, 2006, no amounts were outstanding under the credit agreement.

At September 30, 2006, the Company had working capital of $61.3 million, a decrease of $12.7 million from working capital reported at December 31, 2005. The decline was primarily impacted by the purchase of $25.1 million of non-current marketable securities and capital expenditures of $2.5 million, partially offset by year-to-date net income of $9.5 million and proceeds from employee stock plans of $1.8 million. The Company intends on utilizing its current assets primarily for its continued organic growth. To help strengthen the Company’s ability to manage anticipated future growth, the Company expects to invest approximately $4 million in 2006 and early 2007 for the implementation of an enterprise resource planning system in its U.S. and German operations. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $8.2 million for the nine months ended September 30, 2006, compared to $9.2 million in the same prior year period. The $1.0 million decrease in cash generated from operations was primarily impacted by a $1.8 million increase in net income adjusted for non-cash items, offset by a $1.8 million larger use of cash from changes in operating assets and liabilities and the impact of a $1.0 million non-cash reduction in operating cash flows associated with excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

under SFAS 123R. SFAS 123R requires such amounts to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows. Primarily contributing to the change in operating assets and liabilities compared to the prior year’s year-to-date period was a $4.5 million variation in the change in accounts payable, accrued compensation and accrued expenses, partially offset by a $2.4 million smaller increase in accounts receivable. The change in accounts payable, accrued compensation and accrued expenses resulted from a $2.7 million reduction in these accounts in the current year’s period, compared to a $1.8 million increase in the prior year’s period. The current period reductions in the accounts payable and accrued expense accounts were impacted by the payment of $1.8 million of consulting fees accrued at December 31, 2005, and the timing of payroll and vendor payments. Additionally, accounts payable at September 30, 2005 included an accrual for $1.1 million of consulting fees incurred in the third quarter 2005. The smaller increase in accounts receivable in the current year’s period was impacted by a $3.2 million reduction in revenue in the third quarter 2006 relative to the prior year’s third quarter.

Investing activities resulted in a small net use of cash of $0.03 million for the nine months ended September 30, 2006, and provided a net increase in cash of $6.1 million for the same prior year period. The decrease in cash from investing activities relative to the prior year’s period was the result of a $5.0 million increase in purchases of marketable securities, net of related maturities of marketable securities, and a $1.3 million increase in capital expenditures. Capital expenditures for the nine months ended September 30, 2006 totaled $2.5 million, and consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of furniture and leasehold improvements for a new leased facility for the Company’s operations in Germany. Costs capitalized during the year-to-date period for the enterprise resource planning system amounted to $1.6 million, and consisted of system software, hardware and software development costs required to be capitalized under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Net cash provided by financing activities totaled $2.8 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively. Financing activities in each period included proceeds from stock option exercises and purchases under the Company’s Employee Stock Purchase Plan of $1.8 million and $1.3 million, respectively. Additionally, the current year period includes $1.0 million associated with excess tax benefits recognized as an addition to the APIC pool, which as discussed above, are required to be reported as an addition to financing activities in the Statements of Cash Flows under the provisions of SFAS 123R.

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Given the implementation effective January 1, 2006 of SFAS 123R, “Share-Based Payment,” in the second quarter 2006 the Company added a new critical accounting policy for its accounting for stock-based compensation, discussed below. Management made no changes to the Company’s critical accounting policies during the third quarter 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three and nine months ended September 30, 2006.

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

Allowance For Doubtful Accounts And Sales Returns. The Company records a reserve for accounts receivable that are potentially uncollectible. The reserve is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Actual bad debt exposure could differ

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

significantly from management’s estimates if economic conditions worsened for the Company’s customers. As described above under “Revenue Recognition,” the Company also records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors.

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

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Form 10Q for additional information on stock-based compensation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

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

Not Applicable

Item 6.	Exhibits

(a)	The following exhibits are included herein:

	31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

	31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

	32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: November 7, 2006	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich
Director, Chief Executive Officer,
and President
(Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Robert M. Wolf

Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)