Form 10-K
period 2006-12-31
RIMAGE CORP
filed 2007-03-16
CIK 892482

FORM 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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
Preferred Stock Purchase Rights

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $200,500,000.

As of February 28, 2007, 9,954,597 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information

PART I

ITEM 1.	BUSINESS

General

Rimage Corporation (“Rimage”) is a leading provider of CD recordable (“CD-R”) and DVD recordable (“DVD-R”) publishing systems required for producing discs with customized digital content on an on-demand basis. Rimage’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging, banking and finance, government, and business services. Blue laser capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this emerging technology.

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

Products

Rimage’s products are designed to enable the automation of data distribution and archiving processes. In some cases this results in a reduction of labor and training costs for users of the products; in other cases it enables totally new and innovative applications. Rimage products provide compelling solutions for distribution and archiving of information on CDs and DVDs for just-in-time, on-demand and mass customization of discs with unique content and labels.

The principal benefits to users of Rimage’s products include unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of Rimage’s marketing and development is to provide users with a path for future product upgrades for improved products or products with additional capabilities, such as drives with faster recording speeds. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts and repair service for current, as well as past products.

Sales of CD-R/DVD-R production equipment comprised 54% of Rimage’s revenue from operations during 2006 and 62% in both 2005 and 2004. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), parts and maintenance contract sales.

Rimage’s CD-R and DVD-R hardware products have been divided into two primary product lines: the Producer line of equipment for higher volume CD-R and DVD-R production requirements, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of hardware products continues to generate a significant portion of Rimage’s revenue, comprising 44% of total revenues during 2006 at $44,874,000, and 51% in both 2005 and 2004, at $48,428,000 and $36,186,000, respectively. The Desktop line of hardware products contributed 10% of total revenues in 2006 at $10,640,000, and 11% of revenues in both 2005 and 2004, at

$10,692,000 and $7,887,000, respectively. The balance of revenue in each year was generated through sale of Rimage-branded blank CD-R/DVD-R media, ribbons, ink cartridges, parts, repair services and maintenance contracts. Such recurring revenues comprised 46% of total revenue during 2006 at $47,738,000 and 38% in both 2005 and 2004, at $36,290,000 and $26,775,000, respectively. The growth in recurring revenues has been spurred by the expansion of the Company’s worldwide installed base of CD-R/DVD-R publishing systems as well as the Company’s introduction in 2004 of its consumable supplies strategy involving media kits. Through this strategy, the Company assembles Rimage-branded blank CD-R and DVD-R discs with replacement printer ribbons and cartridges into kits to simplify the customer’s purchase and use of these consumable products in the production process.

The Producer III Series. The Producer III Series of CD-R/DVD-R publishing systems, released in 2006, represents the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD-R’s and DVD-R’s. The Producer line of products also includes previously available systems from the Producer II Series and DiscLab Series. Each product in the Producer line incorporates recorders capable of recording on CD or DVD media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components. Effective in late 2006, recorders that utilize blue laser technology are also available on Producer III equipment.

Rimage offers its Producer line of products in four basic configurations to meet the varying needs of its commercial customers. The Rimage 8100 system, part of the Producer III Series of publishing systems released in 2006, provides industry leading speed and throughput for on-demand CD-R/DVD-R production, utilizing up to four simultaneous data streams and four recorders, and provides for a capacity of 300 discs. The Rimage 7100 system, also part of the Producer III series, comes standard with two recorders. The Amigo II system, introduced in 2001, comes with a single recorder. The Rimage 8100 and Rimage 7100 systems are available with either a stand-alone control center or a control center embedded inside the unit. These two systems and the single-recorder Amigo II system are each available with either Rimage’s Everest or Prism printers. The DiscLab system was introduced in 2004, replacing its predecessor, the Endeavor. Designed as a network attached publishing system, the DiscLab features an embedded control center, an Everest printer and a small product size and footprint.

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

The markets served by Rimage’s Producer line of products include the digital photography, medical, banking, government and business services industries. Prices of the Producer line of publishing products range from $11,000 to $40,000.

The Desktop Series. Rimage’s Desktop Series of CD-R/DVD-R products features economical pricing, a compact “desktop” design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. In June 2004, the Company introduced the two-drive recorder Rimage 2000i Desktop publishing system and Rimage 480i thermal inkjet printer. Co-developed by the Company and Hewlett-Packard, the Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD-R/DVD-R discs. In April 2005, the Company introduced its lowest cost Desktop product, the Rimage 360i, which also uses the Company’s proprietary thermal inkjet printing technology. Prices for the Desktop line of publishing products range from $2,500 to $4,000.

Marketing and Distribution

Rimage currently utilizes the following principal means of distributing its products: Direct sales using its own sales force; a two tier distribution system of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor to end-user system in Asia Pacific and in some areas in Europe. Rimage’s channel partners; primarily consisting of distributors, value added resellers and other strategic partners, currently generate the majority of the Company’s sales.

Rimage has historically focused its sales and marketing efforts on high-volume CD-R and DVD-R publishing solutions for its Producer product line in such areas as banking and finance and wholesale photo processing labs. Rimage plans to continue to expand its position in many of its traditional markets while focusing on new applications with high-growth potential in retail photography, medical imaging and business services. This has led to the expansion of the Company’s sales and marketing organization to help penetrate these targeted markets and strengthen marketing support for new products.

During 2006, 2005 and 2004, Rimage derived 15%, 12% and 13% of its respective revenues from one of its distributors, and 9%, 11% and 12% of its respective revenues from a strategic partner. A second distributor grew to 14% of Rimage’s revenues during 2006 from 8% in 2005.

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, Rimage Europe GmbH and Rimage Japan Co., Ltd., respectively. Foreign sales constituted approximately 34% of Rimage’s revenue for both years ended December 31, 2006 and 2005, and 38% of revenue in 2004.

Competition

Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Teac, Microtech Systems, Inc. and LSK Data Systems GmbH. Rimage is able to compete effectively in the sale of CD-R/DVD-R production equipment because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that its quality printing capabilities for CD-R/DVD-R, its transporter mechanisms, its software and its integration tools differentiate its products from those of competitors. Rimage also competes with alternative technologies in the storage media industry such as high capacity hard drives, flash memory, new CD-R/DVD-R technologies, file servers accessible through computer networks, the Internet and additional media under development. Rimage believes its technology has advantages over these alternative technologies in terms of usability, reliability, performance, privacy and cost.

Manufacturing

Rimage’s manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage’s specifications. Rimage’s employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The Company depends upon a single-source supplier for its Everest printers.

Although Rimage believes it has identified alternative assembly contractors for most of its subassemblies and products, an actual change in such contractors would likely require a period of training and testing. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in increased costs, delivery delays, loss of sales and quality control issues as the Company seeks to secure alternative sources of supply.

Research and Development

At December 31, 2006, 32 full-time employees were involved in research and development at Rimage. This staff, with advanced development, software, electrical, mechanical and drafting capabilities, engages in research and development of new products, and development of enhancements to existing products.

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

Rimage’s expenditures for research and development were $6,738,000, $5,512,000 and $4,530,000 in 2006, 2005, and 2004, representing 6.5%, 5.8%, and 6.4% of revenues, respectively. Rimage anticipates its expenditures in research and development will approximate 7% to 8% of revenues during 2007.

Patents and Government Regulation

Rimage currently maintains nineteen U.S. and foreign patents and has a total of thirteen U.S. and foreign patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products.

As the number of Rimage’s products increase and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe the rights of others, third parties have claimed, and may in the future claim, Rimage’s products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Rimage’s proprietary rights and the rights of others. Any claim of infringement against Rimage could involve significant liabilities to third parties, could require Rimage to seek licenses from third parties, and could prevent Rimage from manufacturing, selling or using its products.

The FCC requires some of Rimage’s equipment meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Employees

At December 31, 2006, Rimage had 205 full-time employees, of which 32 were involved in research and development, 97 in production, testing, repair and customer service, and 76 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

The storage media industry is becoming more competitive and we face the potential for increased competition in developing and selling our CD-R and DVD-R publishing systems in both the U.S. and in foreign markets. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. Our current primary competitors include Primera Technology, Inc., Teac, R-Quest Technologies LLC, Microtech Systems, Inc. and LSK Data Systems GmbH. To remain competitive, we believe that we must continue to provide:

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

The success of our products depends upon our end users choosing our CD-R, DVD-R or blue laser technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, flash memory, new CD-R/DVD-R technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other publishing systems or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 34% of our revenue for the years ended December 31, 2006 and 2005 and 38% of our revenue for the year ended December 31, 2004. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

The financial results of our German and Japanese subsidiaries are translated into U.S. dollars for consolidation with our overall financial results. Additionally, we hedge against currency fluctuations associated with foreign currency denominated transactions (principally the Euro) with Rimage Europe. Despite our hedging activity, currency translations and fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations also may increase the relative price of our product in foreign markets and thereby could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These risks associated with foreign operations may have a material adverse effect on our revenue from or costs associated with international sales.

If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours which could depress our product selling prices and gross profit or result in loss of market share.

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

Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, although we do not believe that any of our products infringe the rights of others, third parties have claimed, and may in the future claim, our products infringe on their rights and these third parties may assert infringement claims against us in the future. We may litigate to enforce patents issued to us and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us could involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products.

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

We distribute our products to end users through our own sales force, through distributors and through a two-tier system of distributors and resellers. Our distributors and resellers are independent businesses that we do not control. We cannot be certain that our distribution channel will continue to market or sell our systems effectively. Our agreements with distributors and resellers do not contain requirements that a certain percentage of such parties’ sales are of our products nor do the agreements restrict their ability to choose alternative sources for CD-R or DVD-R publishing systems.

During 2006, two of our distributors generated more than 10% of our revenues, at 15% and 14%. During 2005 and 2004, we derived 12% and 13% of our respective revenues from one of these distributors and approximately 11% and 12% of respective revenues from a strategic partner. A significant reduction, delay or cancellation of orders from our key channel partners or our direct OEM customers, or the loss of any of them, could have a negative impact upon our operating results. Further, some of our channel partners are small organizations with limited capital and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our future growth and success will continue to depend in large part upon the success of our channel partners in operating their businesses and our relationships with our direct OEM customers.

If we do not maintain adequate inventories of component parts or finished goods or if we fail to adequately forecast demand, the likely resulting delays in producing our publishing systems products would damage our business.

Because most of our systems are built upon order, we do not maintain a significant inventory of completed systems. We assemble the Producer Series and Desktop Series systems as they are ordered, which causes us to forecast production based on past sales and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or our suppliers are unable to deliver our orders of components in a timely manner, we may be unable to fill our product orders on time which could harm our reputation and result in reduced sales.

We rely on single-source suppliers, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.

We assemble our Producer Series and Desktop Series products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts, from third parties, some of whom are single-source suppliers of these components. If any of our suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our end-users, distributors or resellers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

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

Our Producer Series and Desktop Series of CD-R/DVD-R publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others and we may incur additional expense designing for compatibility.

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

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

▪	actual or anticipated variations in our operating results;
▪	investments required in infrastructure and/or personnel to meet long-term strategic objectives;
▪	technological innovations or new commercial products introduced by us or our competitors;
▪	developments concerning proprietary rights;
▪	changes in senior management;
▪	investor perception of us and our industry;
▪	general economic and market conditions including market uncertainty;
▪	national or global political events; and
▪	public confidence in the securities markets and regulation by or of the securities markets.

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

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock. In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

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
▪

the provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control;” and

▪	the provisions of our agreements provide for severance payments to our executive officers in the event of certain terminations following a “change in control.”

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

Rimage headquarters are located in a leased facility of 58,500 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rents this facility under a noncancellable 48-month lease initiated August 1, 2004. Monthly base rent was $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. This facility is used for manufacturing, engineering, service, sales, marketing and administration. In July 2006 Rimage entered into a new facility lease of approximately 18,200 square feet in Dietzenbach, Germany used for service, sales and light assembly. The current term of the lease in Germany expires June 30, 2011, and monthly base rent is €14,833 (or approximately $19,000 U.S. dollars). Additionally, the Company leases a facility of approximately 1,109 square feet in Tokyo, Japan, used for sales and service. The current term of the lease in Japan expires on March 31, 2009. Rimage believes its current facilities will accommodate operations through 2007, and continues to assess options to meet its future space requirements.

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

	Low	High
Calendar Year 2005:
1st Quarter	15.43	21.40
2nd Quarter	18.59	22.50
3rd Quarter	20.11	27.03
4th Quarter	23.90	32.41
Calendar Year 2006:
1st Quarter	20.25	33.95
2nd Quarter	17.52	23.24
3rd Quarter	18.08	26.76
4th Quarter	20.50	27.04

Shareholders

As of February 19, 2007, there were 69 shareholders of record of Rimage’s common stock.

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

Consolidated Statements of Income Information:

	Year ended December 31
	2006	2005	2004	2003	2002
Revenues	$103,252	$95,410	$70,848	$53,797	$46,581
Cost of revenues	56,014	51,957	38,027	27,399	23,986
Gross profit	47,238	43,453	32,821	26,398	22,595
Operating expenses	29,464	26,829	19,386	14,841	13,176
Operating income	17,774	16,624	13,435	11,557	9,419
Other income, net	2,684	1,419	608	515	760
Income tax expense	7,374	6,675	4,971	4,406	3,715
Net income	13,084	11,368	9,072	7,666	6,464

Basic net income per share	$1.33	$1.19	$0.98	$0.86	$0.74
Diluted net income per share	$1.26	$1.10	$0.91	$0.79	$0.68
Weighted average shares outstanding:
Basic	9,812	9,530	9,290	8,931	8,703
Diluted	10,356	10,312	9,932	9,743	9,497

Consolidated Balance Sheet Information:
	Balances as of December 31
	2006	2005	2004	2003	2002

Cash and cash equivalents	$8,500	$12,693	$12,120	$26,742	$17,339
Marketable securities	30,266	51,582	40,375	21,855	18,998
Receivables, net	21,697	12,885	10,184	6,243	6,644
Inventories	6,072	6,621	7,396	3,334	3,042
Current assets	70,116	86,444	71,665	59,849	47,337
Property and equipment, net	3,626	2,525	2,386	1,137	1,314
Marketable securities - non-current	38,594	—	—	—	—
Total assets	112,359	89,009	74,138	61,024	48,709
Current liabilities	16,163	12,191	11,277	9,013	6,552
Long-term liabilities	720	289	139	—	—
Stockholders’ equity	95,476	76,529	62,722	52,011	42,157

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2006 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenues	100.0	100.0	100.0	8.2	34.7
Cost of revenues	(54.2)	(54.5)	(53.7)	7.8	36.6
Gross profit	45.8	45.5	46.3	8.7	32.4
Operating expenses:
Research and development	(6.5)	(5.8)	(6.4)	22.2	21.7
Selling, general and administrative	(22.0)	(22.3)	(20.9)	6.6	43.5
Operating income	17.2	17.4	19.0	6.9	23.7
Other income, net	2.6	1.5	0.8	89.1	133.3
Income before income taxes	19.8	18.9	19.8	13.4	28.5
Income tax expense	(7.1)	(7.0)	(7.0)	10.5	34.3
Net income	12.7	11.9	12.8	15.1	25.3

Overview

Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States and Germany, and effective June 2005, in Japan. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as digital photography, medical imaging, banking and finance, government and business services. Rimage anticipates increased sales and marketing expenditures in 2007 as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 46% of its consolidated revenues in 2006 and 38% of revenues in both 2005 and 2004. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues were $103.3 million, $95.4 million and $70.8 million for 2006, 2005 and 2004, respectively, reflecting increases of approximately 8%, 35% and 32%, respectively, over the prior years.

The growth in revenues from 2005 to 2006 was primarily driven by an increase of 31%, or $11.4 million, in the volume of recurring revenues, consisting of sales of blank CD-R and DVD-R media, media kits, printer ribbons, ink cartridges, parts and maintenance contracts. The strong growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Partially offsetting the growth in recurring revenues was a decrease in the volume of sales of Producer product line equipment of $3.5 million, resulting primarily from reduced sales volume in the retail market. The reduction in 2006 retail sales was impacted by the Company’s product rollout into the U.S. retail market in 2005, which generated equipment sales of approximately $9.0 million. Sales of desktop product line equipment were relatively flat from 2005 to 2006.

International sales rose 7% in 2006 and comprised 34% of total sales, compared to 34% in 2005 and 38% in 2004. The European market continued to generate the majority of international sales. Sales in Asian markets increased 35% in 2006, reflecting increased sales efforts in this region with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased reported 2006 consolidated revenues by less than 1% relative to 2005.

The growth in revenues from 2004 to 2005 was impacted by an increased volume of sales in all product line categories, with Producer product line equipment contributing the largest growth among all products at $12.2 million. Producer product line sales in 2005 included the shipment of approximately $9.0 million in equipment related to the Company’s product rollout into the U.S. retail market. Recurring revenues also contributed significantly to sales growth, generating increased sales volume of $9.5 million in 2005. The strong growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and increased emphasis on sales of consumables and maintenance contracts. Sales of desktop product line equipment increased $2.8 million from 2004 to 2005. Currency fluctuations primarily affecting the Company’s European operations decreased reported 2005 consolidated revenues by less than 1% relative to 2004.

The Company expects to achieve continued revenue growth in 2007, the rate at which will be dependent upon many factors, including the effectiveness of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of revenues was 45.8% for the year ended December 31, 2006, compared to 45.5% and 46.3% for the years ended December 31, 2005, and 2004, respectively.

Gross profit as a percentage of revenues increased slightly in 2006 relative to 2005 in spite of a lower volume and concentration of Producer product line equipment sales, which generally carry higher margins than desktop product line equipment or recurring revenues, and the inclusion in 2006 cost of sales of charges of $648,000. Producer product line equipment sales comprised 44% of total revenues in 2006, compared to 51% in 2005. The volume and concentration of recurring revenues, which generally carry lower margins than equipment sales, increased to 46% of total revenues, compared to 38% in 2005. Offsetting the unfavorable impact on gross margin of the described changes in product mix and charges to cost of sales was an improvement in service related margins, stemming from a higher rate of growth of service related revenues relative to associated support costs. Additionally, equipment revenues in 2006 were more concentrated in higher margin transactions, impacted by higher average selling prices for some Producer equipment configurations. The charges to cost of sales of $648,000 were generated by a reserve for excess raw material inventory ($336,000) and a write-down of fixed assets for an impairment in the carrying amount of manufacturing tooling ($312,000). Both charges were incurred in the fourth quarter and were driven by slow sales of the Rimage 360i desktop product line. Stock-based compensation expense included in cost of revenue for 2006 had a minimal impact on gross profit as a percentage of revenues, and amounted to $86,000.

The small decline in gross profit as a percentage of revenues from 2004 to 2005 was primarily due to increased costs for service and manufacturing labor and overhead stemming from increased investments in these areas to support an expected continued growth in total sales.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating Expenses. Research and development expenses were $6.7 million, $5.5 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing 6.5%, 5.8% and 6.4% of revenues, respectively.

The 22% increase in research and development expenses from 2005 to 2006 reflect development costs to support the introduction in 2006 of the Company’s next generation Producer product line, continued development of new products and enhancements to existing products. Stock-based compensation expenses increased research and development expenses by $163,000 in 2006.

Research and development expenses increased 22% from 2004 to 2005, reflecting continued development of next generation products, materials and resources required to complete development work on the Rimage 360i desktop product released in the second quarter of 2005 and a 21% increase in average headcount to support continued development of new products and enhancements to existing products.

Rimage anticipates increased expenditures in research and development in 2007 to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were $22.7 million, $21.3 million and $14.9 million, respectively, representing 22.0%, 22.3% and 20.9% of revenues, respectively.

The 7% growth in selling, general and administrative expenses in 2006 relative to 2005 reflects an increase in general and administrative expenses of $1.9 million and a reduction in sales and marketing expenses of $0.5 million. The increase in general and administrative expenses in 2006 was primarily the result of $1.4 million of expenses incurred during the year to support the implementation of a new enterprise resource planning system, increased costs associated with a 23% increase in headcount and stock-based compensation expenses of $1.2 million. Partially offsetting the described increases in general and administrative expenses was a $1.1 million reduction in consulting expenses associated with a strategic analysis of the Company’s operations initiated in the last half of 2005 and completed during the first quarter of 2006. The decline in sales and marketing expenses is primarily the result of reduced costs for advertising and promotional activities due to implementation of programs in the prior year’s second quarter to support the launch of the Rimage 360i desktop product, and a reduction in cooperative marketing program costs resulting from the Company’s transition to an alternative program format with its distributors. These expense reductions were partially offset by stock-based compensation expenses of approximately $0.3 million.

The 44% increase in selling, general and administrative expenses from 2004 to 2005 reflects an increase in sales and marketing costs of $2.3 million and an increase in general and administrative expenses of $4.1 million. The growth in sales and marketing expenses is the result of the implementation of programs to support the second quarter launch of the Rimage 360i desktop product and other marketing initiatives and promotional activities, as well as a 14% increase in average sales and marketing headcount relative to the prior year. The increase in general and administrative expenses in 2005 was impacted largely by $2.3 million of consulting expenses incurred in the last half of the year for a strategic analysis of the Company’s operations and potential new applications for its products. Also contributing to the expense growth in 2005 were increased costs associated with a 20% increase in average headcount and increased management compensation costs.

Selling, general and administrative expenses in 2007 are expected to increase relative to 2006 as a result of increased costs to support initiatives to further expand and strengthen the Company’s global sales and marketing organization, expenses to conclude the implementation of the initial phases of a new enterprise resource planning system in the Company’s U.S. and European operations and increased expenses for stock-based compensation.

Other Income, Net. The Company recognized interest income on cash and marketable securities of $2.8 million, $1.5 million and $0.7 million in 2006, 2005 and 2004, respectively. The year-over-year increases in interest income were driven by a $12.8 million and a $7.8 million respective increase in average cash equivalent and marketable securities balances and a small increase in average effective yields. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels. Other income in each year was impacted by gains or losses on foreign currency transactions, with a net loss of approximately $0.1 million in both 2006 and 2005 and a net gain of $18,000 in 2004.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2006, 2005 and 2004, income tax expense amounted to $7.4 million, $6.7 million and $5.0 million, respectively, representing 36.0%, 37.0% and 35.4% of income before income taxes, respectively. The decrease in the effective tax rate in 2006 from 2005 primarily reflects increased tax-exempt interest income and a net reduction of $0.1 million in the tax contingency reserve for the elimination of exposure items included in the prior years’ tax reserves. The increase in the effective tax rate in 2005 relative to 2004 primarily reflects the impact of higher taxable income, a portion of which was subject to a tax surcharge, an increase in state income taxes and a reduced benefit for the research tax credit. The Company anticipates its effective tax rate will range between 36% and 37% for the full year 2007.

Net Income / Net Income Per Share. Resulting net income for the years ended December 31, 2006, 2005 and 2004 amounted to $13.1 million, $11.4 million and $9.1 million, representing 12.7%, 11.9% and 12.8% of revenues, respectively. Related net income per diluted share amounts were $1.26 in 2006, $1.10 in 2005 and $0.91 in 2004.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. The credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At December 31, 2006, no amounts were outstanding under the credit agreement.

At December 31, 2006, the Company had working capital of approximately $54 million, a decrease of $20 million from working capital reported at December 31, 2005. The decline was primarily impacted by the purchase of $38.6 million of non-current marketable securities and capital expenditures of $2.7 million, partially offset by annual net income of $13.1 million and proceeds from employee stock plans of $2.3 million. The Company intends on utilizing its current assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $12.0 million, $11.5 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $0.5 million increase in cash provided by operating activities in 2006 relative to 2005 was due to a $3.3 million increase in net income adjusted for non-cash items, partially offset by a $1.7 million larger use of cash from changes in operating assets and liabilities and the impact of a $1.2 million non-cash reduction in operating cash flows associated with excess tax benefits recognized as an addition to the additional paid-in-capital (“APIC”) pool under SFAS 123R. SFAS 123R requires such amounts to be reported as a reduction in operating activities and an addition to financing activities in the Statement of Cash Flows. Primarily contributing to the change in operating assets and liabilities was a $6.1 million larger increase in accounts receivable in 2006, partially offset by a $3.7 million larger net increase in the primary operating liability accounts; consisting of trade accounts payable, income taxes payable, accrued expenses and deferred income. The larger increase in accounts receivable in 2006 relative to 2005 was driven largely by a $6.3 million increase in sales in the fourth quarter of 2006 relative to the prior year’s fourth quarter, and a small increase in day’s sales outstanding. The larger net increase in operating liability accounts was primarily affected by the timing of payments for accounts payable and income taxes payable, and an increase in deferred income relating to sales of maintenance contracts on a growing base of installed CD-R and DVD-R publishing systems.

Net cash used in investing activities amounted to $19.8 million, $12.5 million and $20.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in investing activities for each year primarily reflects purchases of marketable securities, net of maturities of marketable securities. Investing activities also include purchases of property and equipment of $2.7 million in 2006, $1.3 million in 2005 and $2.2 million in 2004. Purchases in 2006 consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of furniture and leasehold improvements for a new leased facility for the Company’s operations in Germany. Costs capitalized in 2006 for the enterprise resource planning system amounted to $1.7 million, and consisted of system software, hardware and software development costs. In 2007, the Company expects total capital expenditures to range between $1.5 million and $2.5 million, primarily reflecting investments to support the Company’s information technology requirements and the production and product development processes.

Net cash provided by financing activities totaled $3.4 million in 2006, $1.8 million in 2005 and $1.0 million in 2004. Financing activities in each year included proceeds from stock option exercises and purchases under the Company’s Employee Stock Purchase Plan of $2.3 million, $1.8 million and $1.0 million, respectively. Additionally, 2006 financing activities include $1.2 million associated with excess tax benefits recognized as an addition to the APIC pool, which as discussed above, are required to be reported as an addition to financing activities in the Statements of Cash Flows under the provisions of SFAS 123R.

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and other non-cancelable obligations at December 31, 2006 is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2007	2008	2009	2010	2011
Operating leases	$2,631	1,006	804	450	255	116
Capital leases (1)	35	30	5	—	—	—
Inventory purchase obligations (2)	3,719	3,719	—	—	—	—
Total contractual cash obligations	$6,385	4,755	809	450	255	116

(1)	Amounts include principal and interest.
(2)	Represents non-cancelable purchase order commitments to a supplier of the Company for delivery of inventory during 2007.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The following accounting policies are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Given the implementation effective January 1, 2006 of SFAS 123R, “Share-Based Payment,” the Company added a new critical accounting policy in 2006 for its accounting for stock-based compensation, discussed below. Additionally, the Company added a critical accounting policy in the fourth quarter of 2006 for its analysis of the impairment of long-lived assets, also discussed below.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates in 2006 primarily involved the Company’s assessment of required inventory reserves and its analysis of potential asset impairment. The impact of these changes on earnings for the year ended December 31, 2006 is discussed below.

Revenue Recognition. Revenue for product sales (including hardware and consumables), which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Topic 13(A)(1) have been satisfied:

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

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

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

Inventory Reserves. The Company records reserves for inventory shrinkage and for potential excess, obsolete and slow moving inventory. The amounts of these reserves are based upon usage, historical loss trends, inventory levels, expected product lives and forecasted sales demand. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

In the fourth quarter of 2006, the Company recorded a reserve of $0.3 million for the estimated value of excess raw material inventory used to assemble the Rimage 360i desktop product line. The reserve was driven by slow sales of the 360i product line in the last half of 2006.

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

Warranty Reserves. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for estimated future warranty claims during the warranty period. The amount of the liability is based on an analysis of historical claims experience, which includes labor, parts and freight costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of product improvements, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $1.7 million for the year ended December 31, 2006.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 under the Notes to Consolidated Financial Statements in this Form 10K for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at December 31, 2006 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.

In 2006, the Company recorded a charge to cost of revenues of approximately $0.3 million for an impairment in the carrying amount of manufacturing tooling associated with the assembly of the Rimage 360i desktop product line. The impairment charge was triggered by slow sales of the Rimage 360i product and a resulting reduction in the estimated cash flows attributable to future use of the manufacturing tooling.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company currently does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2006.

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

Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro and Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s German and Japanese subsidiaries, Rimage Europe GmbH and Rimage Japan Co., Ltd., respectively, are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

	Expected Maturity or Transaction Date
	2007	2008	2009	2010	There- after	Total	Fair Value
Anticipated Transactions and Related Derivatives	(US$ Equivalent in Thousands)
Forward Exchange Agreements
(Receive $US/Pay €)
Contract Amount	$5,617	—	—	—	—	$5,617	($164)
Average Contractual
Exchange Rate	1.2887	—	—	—	—	1.2887

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Page in Annual Report on Form 10-K For Year Ended December 31, 2006

Management’s Report on Internal Control over Financial Reporting	24

Reports of Independent Registered Public Accounting Firm	25-26

Consolidated Balance Sheets, as of December 31, 2006 and 2005	27

Consolidated Statements of Income, for the years ended December 31, 2006, 2005 and 2004	28

Consolidated Statements of Stockholders’ Equity and Comprehensive Income, for the years ended December 31, 2006, 2005 and 2004	29

Consolidated Statements of Cash Flows, for the years ended December 31, 2006, 2005 and 2004	30

Notes to Consolidated Financial Statements	31-46

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rimage Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

March 15, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Rimage Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Rimage Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rimage Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Rimage Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements. Our report stated the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” on January 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota

March 15, 2007

RIMAGE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share data)

Assets	December 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$8,500	$12,693
Marketable securities	30,266	51,582
Receivables, net of allowance for doubtful accounts and sales returns of $878,000 and $854,000, respectively	21,697	12,885
Inventories	6,072	6,621
Prepaid expenses and other current assets	1,151	1,284
Deferred income taxes - current	2,430	1,379
Total current assets	70,116	86,444

Marketable securities - non-current	38,594	—
Property and equipment, net	3,626	2,525
Deferred income taxes - non-current	23	18
Other non-current assets	—	22
Total assets	$112,359	$89,009

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$7,136	$5,413
Accrued compensation	2,882	2,896
Other accrued expenses	1,237	1,332
Income taxes payable	1,207	283
Deferred income and customer deposits	3,509	2,255
Other current liabilities	192	12
Total current liabilities	16,163	12,191

Long-term liabilities:
Deferred income	715	276
Other non-current liabilities	5	13
Total long-term liabilities	720	289
Total liabilities	16,883	12,480

Commitments and contingencies (notes 10 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,925,430 and 9,630,324 respectively	99	96
Additional paid-in capital	27,914	22,389
Retained earnings	67,324	54,240
Accumulated other comprehensive income (loss)	139	(196)
Total stockholders’ equity	95,476	76,529

Total liabilities and stockholders’ equity	$112,359	$89,009

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Revenues	$103,252	$95,410	$70,848
Cost of revenues	56,014	51,957	38,027
Gross profit	47,238	43,453	32,821

Operating expenses:
Research and development	6,738	5,512	4,530
Selling, general and administrative	22,726	21,317	14,856
Total operating expenses	29,464	26,829	19,386

Operating income	17,774	16,624	13,435

Other income (expense):
Interest, net	2,770	1,544	657
Gain (loss) on currency exchange	(86)	(134)	18
Other, net	—	9	(67)
Total other income, net	2,684	1,419	608

Income before income taxes	20,458	18,043	14,043
Income tax expense	7,374	6,675	4,971
Net income	$13,084	$11,368	$9,072

Net income per basic share	$1.33	$1.19	$0.98

Net income per diluted share	$1.26	$1.10	$0.91

Basic weighted average shares outstanding	9,812	9,530	9,290

Diluted weighted average shares outstanding	10,356	10,312	9,932

See accompanying notes to consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended December 31, 2006, 2005, and 2004

(In thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount

Balance at December 31, 2003	9,110	$91	$18,157	$33,800	$(36)	$52,012

Stock issued for employee stock plans	255	3	991	—	—	994
Income tax reductions relating to exercise of stock options	—	—	522	—	—	522
Accelerated vesting of stock options	—	—	8	—	—	8
Comprehensive income:
Net income	—	—	—	9,072	—	9,072
Translation adjustment	—	—	—	—	170	170
Unrealized loss from available- for-sale securities	—	—	—	—	(56)	(56)
Total comprehensive income						9,186

Balance at December 31, 2004	9,365	$94	$19,678	$42,872	$78	$62,722

Stock issued for employee stock plans	265	2	1,843	—	—	1,845
Income tax reductions relating to exercise of stock options	—	—	868	—	—	868
Comprehensive income:
Net income	—	—	—	11,368	—	11,368
Translation adjustment	—	—	—	—	(314)	(314)
Unrealized gain from available- for-sale securities	—	—	—	—	40	40
Total comprehensive income						11,094

Balance at December 31, 2005	9,630	$96	$22,389	$54,240	($196)	$76,529

Stock issued for employee stock plans	295	3	2,260	—	—	2,263
Income tax reductions relating to exercise of stock options	—	—	1,583	—	—	1,583
Stock-based compensation	—	—	1,682	—	—	1,682
Comprehensive income:
Net income	—	—	—	13,084	—	13,084
Translation adjustment	—	—	—	—	305	305
Unrealized gain from available- for-sale securities	—	—	—	—	30	30
Total comprehensive income						13,419

Balance at December 31, 2006	9,925	$99	$27,914	$67,324	$139	$95,476

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$13,084	$11,368	$9,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,519	1,228	919
Deferred income tax expense (benefit)	(1,056)	(392)	234
Impairment of long-lived assets	312	—	—
Loss on sale of property and equipment	41	33	106
Stock-based compensation	1,681	—	8
Excess tax benefits from stock-based compensation	(1,202)	—	—
Changes in operating assets and liabilities:
Receivables	(8,812)	(2,702)	(3,941)
Inventories	549	775	(4,061)
Prepaid expenses and other current assets	133	(822)	11
Trade accounts payable	1,577	696	2,352
Income taxes payable	2,507	51	(147)
Accrued compensation	(14)	596	641
Other accrued expenses and other current liabilities	3	1	(95)
Deferred income and customer deposits	1,693	710	27

Net cash provided by operating activities	12,015	11,542	5,126

Cash flows from investing activities:
Purchases of marketable securities	(120,026)	(72,553)	(72,745)
Maturities of marketable securities	102,778	61,386	54,170
Purchases of property and equipment	(2,712)	(1,328)	(2,206)
Proceeds from the sale of property and equipment	4	5	—
Other non-current items	137	(53)	(105)

Net cash used in investing activities	(19,819)	(12,543)	(20,886)

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	(11)	—
Excess tax benefits from stock-based compensation	1,202	—	—
Proceeds from employee stock plans	2,263	1,845	994
Net cash provided by financing activities	3,443	1,834	994

Effect of exchange rate changes on cash	168	(260)	145

Net increase (decrease) in cash and cash equivalents	(4,193)	573	(14,621)

Cash and cash equivalents, beginning of year	12,693	12,120	26,741

Cash and cash equivalents, end of year	$8,500	$12,693	$12,120

Supplemental disclosures of net cash paid during the period for:
Income taxes	$5,944	$7,000	$4,884
Non-cash investing and financing activties:
Income tax reductions relating to exercise of stock options	$381	$868	$522
Unrealized net gains (losses) from available-for-sale securities	$30	$40	$(56)
Capital lease obligations	$30	$12	$24
Asset retirement obligation	$66	—	—

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

Revenue Recognition

Revenue for product sales, which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of SAB No. 104, “Revenue Recognition,” Topic 13(A)(1) have been satisfied:

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

Revenue for maintenance agreements is recognized on a straight-line basis over the life of the contracts, in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

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

Cash Equivalents

All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents, except for variable rate demand notes, which are classified as marketable securities.

Marketable Securities

Marketable securities generally consist of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes have maturities of three months or less, but are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company records reserves for potential excess, obsolete and slow moving inventory based upon usage, historical loss trends, expected product lives and forecasted sales demand.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over periods of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-lived Assets

Long-lived assets at December 31, 2006 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. The Company recorded asset impairment charges approximating $0.3 million in 2006 for certain manufacturing tooling. See note 5 for further discussion of these charges.

Product Warranty

The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued during the warranty period based on an analysis of historical claims experience, which includes labor, freight and parts costs, with consideration of the proportion of parts that can be re-used.

The warranty reserve rollforward, including provisions and claims, is as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2006	$317	$874	$(809)	$12	$394

December 31, 2005	$187	$905	$(767)	$(8)	$317

December 31, 2004	$172	$510	$(498)	$3	$187

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

The Company implemented the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method, and therefore has not restated prior periods’ results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the Company’s Amended and Restated 1992 Stock Option Plan (the “Stock Option Plan”) or the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation.

Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense. Had compensation costs for the Company’s stock-based compensation been determined based on the fair value of the awards on the date of grant for stock options and the fair value of the discount related to the Employee Stock Purchase Plan under the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004 would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

	Year Ended December 31,
	2005	2004
Net income:
As reported	$11,368	$9,072

Stock-based employee compensation, net of tax	(1,122)	(664)

Proforma	$10,246	$8,408
Basic net income per share:
As reported	$1.19	$0.98

Stock-based employee compensation, net of tax	(0.11)	(0.07)

Proforma	$1.08	$0.91
Diluted net income per share:
As reported	$1.10	$0.91

Stock-based employee compensation, net of tax	(0.10)	(0.05)

Proforma	$1.00	$0.86

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

Net Income Per Share

Basic net income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method.

Foreign Currency Translation / Transactions

The functional currency for each of the Company’s foreign subsidiaries is the respective local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded gains/(losses) on foreign currency translation in comprehensive income of $0.3 million, ($0.3) million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Taxes Collected From Customers

Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as allowance for doubtful accounts and sales returns, inventory reserves, asset impairment charges, deferred tax assets, and warranty reserves.

Prior Year Revisions

Certain prior year amounts in the Consolidated Balance Sheets, Statements of Cash Flows and related Notes to the Consolidated Financial Statements have been revised to conform to the current year presentation. Such revisions include certain immaterial corrections to properly classify variable rate demand notes as marketable securities rather than cash and cash equivalents resulting in a reduction in cash and cash equivalents and an increase in marketable securities totalling $5.6 million and $1.2 million as of December 31, 2005 and 2004, respectively. These corrections also decreased cash flows from investing activities by $4.4 million and $1.2 million in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, respectively. The corrections to current marketable securities were made to adjust the prior misclassifications based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows.” Additionally, the Company reduced cash and cash equivalents and increased Receivables in the Consolidated Balance Sheet by $197,000 as of December 31, 2005. This revision decreased net cash provided by operating activities in the Consolidated Statements of Cash Flows by the same amount for the year ended December 31, 2005. The change to Receivables was made to correct an error in the classification of interest receivable as of December 31, 2005.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company currently does not expect that the adoption of this Interpretation will have a material impact on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a one-time cumulative-effect adjustment to beginning-of-year retained earnings. The requirements under the SAB are effective for the Company for its 2006 annual financial statements. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2006.

2)	Stock-Based Compensation

Stock Options and Performance Shares

The Stock Option Plan, initially approved by shareholders in September 1992, and with the latest amendments approved by shareholders in May 2005, provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, stock appreciation rights and performance stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. At December 31, 2006, a total of 230,320 shares were available for future grant under the plan. The exercise price of stock options granted under the Stock Option Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Performance shares granted to employees under the Stock Option Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

Employee Stock Purchase Plan

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

Amounts recognized in the financial statements for the year ended December 31, 2006 with respect to the Company’s share-based payment arrangements are as follows:

Year Ended December 31, 2006

Total stock-based compensation cost	$1,682
Amounts capitalized in inventory	(1)
Amounts recognized in income for amounts previously capitalized in inventory	—

Amounts charged against income, before income tax benefit	1,681
Income tax benefit related to stock-based compensation included in net income	(480)

Total stock-based compensation cost of $1,682,000 for the year ended December 31, 2006 reflected in the preceding table consists of $1,619,000 and $41,000 of expense associated with stock options and performance shares, respectively, both issued under the Stock Option Plan (including $374,000 related to options granted prior to January 1, 2006), and $22,000 of expense associated with the Employee Stock Purchase Plan.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of each option award based on the grant date exercise price and assumptions regarding expected life of the award, expected stock price volatility, expected interest rates and the expected dividend yield. The assumptions used to determine the fair value of stock option awards granted during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004

Expected life of options in years	5.0- 6.0	5.0	5.0

Risk-free interest rate	4.3-5.0%	3.8-4.6%	3.0-3.9%

Expected volatility	37.8-50.4%	26.0-51.6%	26.9-34.6%

Expected dividend yield	0.0%	0.0%	0.0%

In accordance with SFAS 123R, the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding and is determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero, as the Company has not paid or declared any cash dividends on its common stock, and does not currently have plans to pay dividends.

Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Recognition of compensation cost for awards with a performance condition is allocated over the performance period, once achievement of performance criteria is deemed probable.

A summary of share option activity under the Stock Option Plan as of and for the year ended December 31, 2006 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2005	1,340	$10.67
Granted	265	22.02
Exercised	(276)	7.00
Canceled	(22)	21.20

Options outstanding at December 31, 2006	1,307	$13.56	5.77	$16,297

Options subject to exercise at December 31, 2006	1,062	$11.81	5.01	$15,089

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

The following summarizes information concerning stock options outstanding at December 31, 2006 (in thousands for amounts representing number of shares):

Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Subject to Exercise	Weighted Average Exercise Price
$1.33	–	$6.84	167	0.44	$2.49	167	$2.49
$6.85	–	$8.57	199	4.68	$7.70	199	$7.70
$8.58	–	$9.99	58	4.20	$8.79	58	$8.79
$10.00	–	$10.41	148	2.90	$10.00	148	$10.00
$10.42	–	$14.36	158	6.72	$13.36	158	$13.36
$14.37	–	$17.99	45	6.12	$15.22	45	$15.22
$18.00	–	$18.31	151	7.83	$18.00	97	$18.00
$18.32	–	$21.76	108	7.34	$20.31	101	$20.36
$21.77	–	$22.30	235	9.37	$21.77	75	$21.77
$22.31	–	$33.31	38	9.01	$25.33	14	$26.57
Total			1,307	5.77	$13.56	1,062	$11.81

A summary of the status of the Company’s nonvested option shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	206	$5.88

Granted	265	11.82

Vested	(204)	7.89

Cancelled	(21)	8.83

Nonvested at December 31, 2006	246	$10.36

As of December 31, 2006, there was $1,662,000 of total stock option compensation expense not yet recognized related to non-vested option awards, which is expected to be recognized over a weighted average period of 2.49 years.

Other information pertaining to options is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Number of options granted	265	316	214
Fair value of options granted	$3,132	$2,002	$997
Per share weighted average fair value of options granted	$11.82	$6.34	$4.67
Total fair value of stock options vested	$1,538	$1,385	$632
Total intrinsic value of stock options exercised	$4,551	$3,738	$1,883

Cash received from the exercise of stock options was $1,934,000, $1,572,000 and $608,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $1,583,000, $868,000 and $522,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Performance Shares:

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the Stock Option Plan. The issuance of shares of the Company’s common stock for the performance shares is contingent on the Company’s achievement of revenue and operating income performance goals established for fiscal year 2008. If the performance goals are not achieved during the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares. An employee must also remain employed by the Company as of the end of the performance period to be eligible to receive common stock for the performance shares. During the period, 1,125 performance shares were canceled, leaving 15,842 outstanding performance shares as of December 31, 2006.

The Company has assessed the probability of the achievement of the performance criteria associated with the performance shares as probable as of December 31, 2006. As such, recognition of compensation cost associated with the awards is being allocated over the performance period. The fair value of the performance shares was calculated based on the closing market price of the Company’s common stock on the date of grant of $21.92, resulting in a total fair value of approximately $372,000. Stock-based compensation expense charged against pre-tax income totaled $41,000 for the year ended December 31, 2006. Total stock-based compensation expense not yet recognized related to performance shares as of December 31, 2006 totaled $283,000, which is expected to be recognized over a weighted average period of 1.96 years, assuming the Company’s achievement of the established performance goals for fiscal year 2008.

3)	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2006 and 2005 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2006
Short term:
Government securities	$1,990	—	(1)	1,989
Municipal securities	24,322	11	(3)	24,330
Money market securities	3,946	1	—	3,947

Total	$30,258	12	(4)	30,266

Long term:
Corporate securities	$7,058	5	(1)	7,062
Municipal securities	31,547	7	(22)	31,532

Total	$38,605	12	(23)	38,594

At December 31, 2005
Short term:
Municipal securities	18,530	—	(21)	18,509
Money market securities	33,085	2	(14)	33,073

Total	$51,615	2	(35)	51,582

4)	Inventories

Inventories consisted of the following as of December 31 (in thousands):

	2006	2005

Finished goods and demonstration equipment	$1,958	1,562
Purchased parts and subassemblies	4,114	5,059
	$6,072	6,621

5)	Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

	2006	2005

Manufacturing equipment	$2,630	3,217
Development fixtures and equipment	696	613
Data equipment and furniture	4,251	2,303
Leasehold improvements	1,053	1,019
	8,630	7,152
Less accumulated depreciation and amortization	(5,004)	(4,627)
	$3,626	2,525

Depreciation and amortization expense was $1,519,000, $1,228,000 and $919,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2006, the Company recorded a charge to cost of revenues of approximately $312,000 for an impairment in the carrying amount of manufacturing tooling associated with the assembly of the Rimage 360i desktop product line. The impairment charge was triggered by slow sales of the Rimage 360i product and a resulting reduction in the estimated cash flows attributable to future use of the manufacturing tooling.

The Company’s subsidiary, Rimage Europe, added leasehold improvements to a new leased facility in 2006. Under the lease agreement, Rimage Europe has a potential obligation to restore the leased facility to its former condition at the end of the five-year lease term. Under the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” the Company increased the carrying value of leasehold improvements by approximately $66,000 and recognized a corresponding liability in accrued expenses for the estimated fair value of meeting this future obligation. As of December 31, 2006, the Company had recognized approximately $7,000 of depreciation expense related to the capitalized asset retirement obligation costs.

6)	Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement, as amended effective August 8, 2006, is effective until July 1, 2008, and allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. The outstanding principal balance of the note bears interest at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum at one and one-half percent (1.50%) above LIBOR in effect on the first day of the applicable fixed rate term. No amounts were outstanding under the Credit Agreement at December 31, 2006 and 2005.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets. The Company was in compliance with all covenants as of December 31, 2006.

7)	Income Taxes

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year ended December 31
	2006	2005	2004

Current:
U.S. Federal	$6,813	5,687	3,817
State	1,239	1,026	611
Foreign	378	354	309
Total current	8,430	7,067	4,737

Deferred:
U.S. Federal	(899)	(328)	193
State	(157)	(64)	41
Total deferred	(1,056)	(392)	234

	$7,374	6,675	4,971

Actual current tax liabilities are lower than the associated expense reflected for 2006 and 2005 by approximately $1.6 million and $0.9 million, respectively, due to the income tax benefit derived from employees’ and directors’ exercises of non-qualified stock options and disqualifying dispositions of incentive stock options. The benefit of the lower taxes payable was recorded primarily as an increase to additional paid-in capital.

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows (in thousands):

	2006	2005	2004

Expected income tax expense	$7,160	6,315	4,915
State income taxes, net of federal tax effect	703	625	424
Extraterritorial income exclusion	(83)	(110)	(154)
Section 199 manufacturer’s deduction	(95)	(101)	—
Federal R&D credit	(79)	(115)	(138)
Tax-exempt interest income	(446)	—	—
Change in valuation allowance	186	55	—
Taxes on foreign income in excess of 35%	47	34	31
Benefit of lower federal tax bracket	—	(44)	(113)
Other, net	(19)	16	6

	$7,374	6,675	4,971

The American Jobs Creation Act, signed into law in October 2004 and effective for the Company beginning in 2005, replaces the extraterritorial income exclusion over time with a manufacturer’s tax deduction for domestic manufacturing and production activities. The manufacturer’s tax deduction is expected to have an impact of one to two percentage points on the Company’s effective tax rate after the full phase-in of the deduction in 2010.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, are presented below (in thousands):

	2006	2005	2004

Inventory reserves	$421	354	262
Accounts receivable reserves	315	303	203
Gross margin recognition on sale to foreign subsidiary	523	394	292
Unrealized foreign exchange loss (gain)	64	(10)	81
Non-qualified stock option expense	478	—	—
Deferred maintenance revenue	277	82	76
Accrued payroll	130	108	88
Warranty accrual	110	104	53
Amortization	46	47	16
Fixed asset impairment charge	120	—	—
Fixed asset depreciation, gain/loss on disposal	(143)	(28)	(138)
Loss generated by foreign subsidiary	242	55	—
Other	112	43	72
	2,695	1,452	1,005
Valuation allowance	(242)	(55)	—
Total net deferred tax assets	$2,453	1,397	1,005

The Company established a full valuation allowance on the tax benefit of losses generated by a subsidiary in Japan established in May 2005. The pre-tax loss amounts generated by the Japanese subsidiary approximated $533,000 in 2006 and $157,000 in 2005. The valuation allowances were calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company believes that it is more likely than not that the future results of its U.S. and European operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets.

8)	Stockholders’ Equity

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

No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2006.

9)	Net Income Per Share

The following table identifies the components of net income per basic and diluted share (in thousands, except for per share amounts). Stock options to acquire 185,000, 623 and 2,743 weighted common shares have been excluded from the computation of diluted weighted average shares outstanding for 2006, 2005 and 2004, respectively, as the exercise of such options would lead to a net reduction in common shares outstanding under the treasury stock method.

	Net Income	Weighted Average Shares Outstanding	Per Share Amount
2006:
Basic	$13,084	9,812	$1.33
Dilutive effect of stock options	—	544	(0.07)
Diluted	$13,084	10,356	$1.26
2005:
Basic	$11,368	9,530	$1.19
Dilutive effect of stock options	—	782	(0.09)
Diluted	$11,368	10,312	$1.10
2004:
Basic	$9,072	9,290	$0.98
Dilutive effect of stock options	—	642	(0.07)
Diluted	$9,072	9,932	$0.91

10)	Lease Commitments

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Year ending December 31	Operating leases

2007	$1,006
2008	804
2009	450
2010	255
2011	116

Net minimum lease payments	$2,631

Rent expense under operating leases amounted to approximately $921,000, $870,000, and $858,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

11)	Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $314,000, $278,000, and $235,000 in 2006, 2005, and 2004, respectively.

12)	Business Segment Information / Major Customers

The Company has identified one reportable operating segment consisting of CD-R and DVD-R publishing systems required for producing discs with customized digital content on an on-demand basis. The Company’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. The Company’s hardware products consist of two primary product lines: The Producer line, which accommodates higher volume CD-R and DVD-R production requirements, and the Desktop line of lower-cost products for office and other desktop applications. Rimage focuses its CD-R and DVD-R publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging, banking and finance, government and business services. Rimage utilizes the following principal means of distributing its products: Direct sales using its own sales force; a two tier distribution system of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor to end-user system in Asia Pacific and in some areas in Europe. The Company’s hardware products are assembled from components purchased from third party suppliers. Components include DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, and other mechanical parts.

Two of the Company’s unaffiliated customers provided more than 10% of consolidated revenues in 2006, generating approximately $15,612,000 and $14,322,000 of sales, respectively. Accounts receivable balances at December 31, 2006 from these customers amounted to $2,916,000 and $2,960,000 respectively. Two of the Company’s unaffiliated customers provided more than 10% of consolidated revenues in 2005, generating approximately $11,791,000 and $10,664,000 of sales, respectively. Accounts receivable balances at December 31, 2005 from these customers amounted to $1,518,000 and $1,243,000 respectively. Two unaffiliated customers also generated more than 10% of consolidated revenues in 2004, contributing approximately $8,914,000 and $8,793,000 to total sales. Related accounts receivable balances with these customers totaled $1,442,000 and $1,332,000, respectively, as of December 31, 2004. Customers generating more than 10% of the Company’s revenues each year were distributors or strategic partners of the Company.

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
North America	$68,641	$63,152	$43,864
Europe	28,908	26,798	23,144
Other	5,703	5,460	3,840

Total	$103,252	$95,410	$70,848

Long-lived assets of the Company were located as follows (in thousands):

	December 31, 2006	December 31, 2005
North America	$2,983	$2,352
Germany	632	159
Japan	11	14
Total	$3,626	$2,525

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Equipment:
Producer	$44,874	$48,428	$36,186
Desktop	10,640	10,692	7,887
Total	55,514	59,120	44,073

Consumables, parts and repairs	42,376	32,737	23,628

Maintenance contracts	5,362	3,553	3,147

Total	$103,252	$95,410	$70,848

13)	Related Party Transactions

One of the Company’s non-employee directors is also a director of one of the Company’s vendors, a supplier of printed circuit boards used in the assembly of the Company’s CD-R and DVD-R publishing systems. The Company purchased component parts from this supplier approximating $1.6 million, $2.2 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Outstanding accounts payable with this supplier totaled approximately $199,000 and $127,000 at December 31, 2006 and 2005, respectively, payable under standard 30-day payment terms.

14)	Commitments and Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At December 31, 2006, the Company had $3.7 million of non-cancelable purchase order commitments to a supplier of the Company for delivery of inventory during 2007. This amount does not represent all anticipated inventory purchase requirements for 2007, but represents only those items for which the Company is contractually obligated.

15)	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

Marketable securities: The fair values are determined using quoted market prices.

Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forward exchange contracts at December 31, 2006 was a net loss of $164,000 recorded in other current liabilities, and at December 31, 2005, a net gain of $25,000 recorded in other current assets.

Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of those instruments.

16)	Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$30,519	24,777	25,319	22,637	24,266	27,962	22,307	20,875
Cost of revenues	16,856	12,517	13,678	12,964	13,459	14,571	12,662	11,265
Gross profit	13,663	12,260	11,641	9,673	10,807	13,391	9,645	9,610

Operating expenses:
Research and development	1,956	1,459	1,746	1,576	1,335	1,399	1,499	1,279
Selling, general and administrative	6,612	5,032	4,959	6,123	6,233	5,937	4,787	4,360
Total operating expenses	8,568	6,491	6,705	7,699	7,568	7,336	6,286	5,639

Operating income	5,095	5,769	4,936	1,974	3,239	6,055	3,359	3,971

Other income (expense):
Interest, net	774	711	677	609	537	400	333	274
Gain (loss) on currency exchange	(87)	27	(39)	12	(21)	(40)	(6)	(67)
Other, net	—	1	(1)	—	8	—	7	(6)
Total other income, net	687	739	637	621	524	360	334	201

Income before income taxes	5,782	6,508	5,573	2,595	3,763	6,415	3,693	4,172
Income tax expense	2,157	2,067	2,189	961	1,459	2,330	1,405	1,481
Net income	$3,625	4,441	3,384	1,634	2,304	4,085	2,288	2,691

Net income per basic share	$0.37	0.45	0.35	0.17	0.24	0.43	0.24	0.29

Net income per diluted share	$0.34	0.43	0.33	0.16	0.22	0.39	0.22	0.27

The Company recorded pre-tax charges of $648,000 in the fourth quarter of 2006 for a reserve for excess raw material inventory ($336,000) and a write-down of fixed assets for an impairment in the carrying amount of manufacturing tooling ($312,000). Both charges resulted from slow sales of the Rimage 360i desktop product line.

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

The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

(b)    Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Ownership of Voting Securities by Principal Holders and Management,” and is incorporated herein by reference to Part II, Item 5 entitled “Market for Common Equity and Related Stockholder Matters” of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section of the Company’s Proxy Statement entitled “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report.
	(2) Financial Statement Schedules.
		Page in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	49

	(3) Exhibits. See Index to Exhibits on page 51 of this report.

(b)	See Index to Exhibits on page 51 of this report.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Rimage Corporation:

Under date of March 15, 2007, we reported on the consolidated balance sheets of Rimage Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, which is included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” on January 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota

March 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 16, 2007	RIMAGE CORPORATION
	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich Chief Executive Officer

By:	/s/ Robert M. Wolf
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

Signature	Title	Date

/s/ Bernard P. Aldrich	Chief Executive Officer and	March 16, 2007
Bernard P. Aldrich	Director (principal executive officer)

/s/ David J. Suden	Chief Technical Officer & Director	March 16, 2007
David J. Suden

/s/ Robert M. Wolf	Chief Financial Officer (principal	March 16, 2007
Robert M. Wolf	financial and accounting officer
and Corporate Secretary)

/s/ James L. Reissner	Director, Chairman of the Board	March 16, 2007
James L. Reissner

/s/ Thomas F. Madison	Director	March 16, 2007
Thomas F. Madison

/s/ Steven M. Quist	Director	March 16, 2007
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 16, 2007
Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 16, 2007
Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit

No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).
3.2

Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Amended and Restated Bylaws of Rimage Corporation, as amended (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2007).
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

10.5

Amended and Restated Form of Severance/Change in Control Letter Agreement dated March 7, 2007, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 7, 2007).

10.6

Credit Agreement, dated March 29, 2004, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to exhibit of same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7

First Amendment to Credit Agreement, dated June 30, 2005, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to exhibit of same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8

Performance Share Award Agreement under the Rimage Corporation Amended and Restated 1992 Stock Option Plan between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 16, 2006).

10.9	Second Amendment to Credit Agreement, dated August 6, 2006, by and between the Company and Wells Fargo Bank, National Association.
10.10	Revolving Line of Credit Note, dated August 8, 2006, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association.
21.1	Subsidiaries of Rimage Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13d-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification Pursuant to 18 U.S.C. §1350.

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION

Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts Receivable:

	Years ended December 31,
	2006	2005	2005

Balance at beginning of year	$246	$156	$287

Write-offs and other adjustments	(51)	(77)	(166)
Recoveries	(16)	(19)	(2)
Additions charged to costs and expenses	130	186	37

Balance at end of year	$309	$246	$156

See accompanying report of Independent Registered Public Accounting Firm.