Form 10-Q
period 2007-03-31
RIMAGE CORP
filed 2007-05-10
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at April 30, 2007 – 10,099,667 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART II	OTHER INFORMATION	22-23

Items 1-5.	None

Item 6.	Exhibits

SIGNATURES		24

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$13,479	$8,500
Marketable securities	40,378	30,266
Receivables, net of allowance for doubtful accounts and sales returns of $566,000 and $878,000, respectively	16,003	21,697
Inventories	7,301	6,072
Prepaid expenses and other current assets	1,737	1,151
Deferred income taxes - current	2,430	2,430

Total current assets	81,328	70,116

Marketable securities - non-current	29,655	38,594
Property and equipment, net	3,714	3,626
Deferred income taxes - non-current	78	23

Total assets	$114,775	$112,359

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$6,284	$7,136
Accrued compensation	1,818	2,882
Other accrued expenses	1,227	1,237
Income taxes payable	—	1,207
Deferred income and customer deposits	4,108	3,509
Other current liabilities	82	192

Total current liabilities	13,519	16,163

Long-term liabilities:
Deferred income and customer deposits - non-current	918	715
Other non-current liabilities	—	5

Total long-term liabilities	918	720

Total liabilities	14,437	16,883

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,095,751 and 9,925,430, respectively	101	99
Additional paid-in capital	30,626	27,914
Retained earnings	69,446	67,324
Accumulated other comprehensive income	165	139

Total stockholders’ equity	100,338	95,476

Total liabilities and stockholders’ equity	$114,775	$112,359

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$21,526	$22,637
Cost of revenues	11,778	12,964

Gross profit	9,748	9,673

Operating expenses:
Research and development	1,590	1,576
Selling, general and administrative	5,828	6,123

Total operating expenses	7,418	7,699

Operating income	2,330	1,974

Other income (expense):
Interest, net	803	609
Gain on currency exchange	6	12
Other, net	20	—

Total other income, net	829	621

Income before income taxes	3,159	2,595
Income tax expense	1,037	961

Net income	$2,122	$1,634

Net income per basic share	$0.21	$0.17

Net income per diluted share	$0.20	$0.16

Basic weighted average shares outstanding	9,979	9,685

Diluted weighted average shares outstanding	10,494	10,331

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$2,122	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387	344
Deferred income tax benefit	(55)	(12)
Loss on sale of property and equipment	—	11
Stock-based compensation	212	202
Excess tax benefits from stock-based compensation	(925)	(781)
Changes in operating assets and liabilities:
Receivables	5,694	162
Inventories	(1,229)	334
Prepaid income taxes / income taxes payable	(467)	(474)
Prepaid expenses and other current assets	(165)	(5)
Trade accounts payable	(724)	163
Accrued compensation	(1,064)	(1,473)
Other accrued expenses and other current liabilities	(120)	84
Deferred income and customer deposits	801	576

Net cash provided by operating activities	4,467	765

Cash flows from investing activities:
Purchases of marketable securities	(13,636)	(7,990)
Maturities of marketable securities	12,465	11,170
Purchases of property and equipment	(603)	(812)
Other non-current items	10	19

Net cash provided by (used in) investing activities	(1,764)	2,387

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(1)
Excess tax benefits from stock-based compensation	925	781
Proceeds from employee stock plans	1,343	936

Net cash provided by financing activities	2,263	1,716

Effect of exchange rate changes on cash	13	28

Net increase in cash and cash equivalents	4,979	4,896

Cash and cash equivalents, beginning of period	8,500	12,693

Cash and cash equivalents, end of period	$13,479	$17,589

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,563	$1,330

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$235	$162
Unrealized net gains (losses) from available-for-sale securities	$2	$(4)
Capital lease obligations	$—	$30

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

The accompanying condensed consolidated financial statements of Rimage Corporation are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Stock Option Plan, initially approved by shareholders in September 1992, and with the latest amendments approved by shareholders in May 2005, provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, deferred stock awards, stock appreciation rights and performance stock to certain key administrative, managerial and executive employees and the automatic periodic grants of stock options to non-employee directors. At March 31, 2007, a total of 233,153 shares were available for future grant under the plan. The exercise price of stock options granted under the Stock Option Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Performance shares granted to employees under the Stock Option Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

Stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of $212,000 and $203,000 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Expected life of options in years	6.0	5.0

Risk-free interest rate	4.5%	4.3%

Expected volatility	40.0%	37.8%

Expected dividend yield	0.0%	0.0%

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding and is determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero, as the Company has not paid or declared any cash dividends on its common stock, and does not currently have plans to pay dividends.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other information pertaining to stock options is as follows:

	Three Months Ended March 31,
	2007	2006

	(in thousands, except per share data)

Number of options granted	10	5
Fair value of options granted	$121	$67
Per share weighted average fair value of options granted	$12.09	$13.32
Total fair value of stock options vested	$300	$533
Total intrinsic value of stock options exercised	$3,221	$3,139

Cash received from the exercise of stock options was $1,343,000 and $936,000 for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $1,159,000 and $943,000 for the three months ended March 31, 2007 and 2006, respectively.

(3)	Accounting for Uncertainty in Income Taxes

The Company implemented the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of January 1, 2007, the Company had approximately $266,000 of total unrecognized tax benefits. Nearly all of this amount would favorably impact the effective income tax rate in any future period, if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the total amount of unrecognized tax benefits as of January 1, 2007 was accrued interest and penalties of $68,000. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits as of January 1, 2007 relating to filing positions with certain state taxing authorities may decrease by up to $65,000 by December 31, 2007 to the extent agreements are reached on such filing positions with the applicable state taxing authorities.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 1, 2007, the Company was no longer subject to income tax examinations for taxable years before 2005 in the case of U.S. federal and German taxing authorities, and taxable years before 2002 in the case of various state taxing authorities.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The impact of adopting FIN 48 on the Company’s financial statements for the three months ended March 31, 2007 was insignificant. As part of its assessment of tax positions under this pronouncement, the Company reduced its tax contingency reserve in the first quarter of 2007 by $36,000 for exposure items included in prior years’ tax reserves.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes have maturities of three months or less, but are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(5)	Prior Period Revisions

Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been revised to conform to the current period presentation. These revisions increased cash flows from investing activities by $1.7 million and decreased net cash provided by operating activities by $58,000 in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006. The revisions resulted from certain immaterial corrections to properly classify variable rate demand notes of $3.9 million and $5.6 million as current marketable securities rather than cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively. The corrections to current marketable securities were made to adjust the prior misclassifications based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows.” Additionally, the Company reduced cash and cash equivalents and increased receivables by $255,000 and $197,000 as of March 31, 2006 and December 31, 2005, respectively, to correct an error in the classification of interest receivable in each period.

(6)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Finished goods and demonstration equipment	$2,399	$1,958
Purchased parts and subassemblies	4,902	4,114

	$7,301	$6,072

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,

	2007	2006

Net income	$2,122	$1,634
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	24	47
Net unrealized gains (losses) on marketable securities	2	(4)

Total comprehensive income	$2,148	$1,677

(8)	Foreign Currency Contracts

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

As of March 31, 2007, the Company had 21 outstanding foreign currency contracts totaling $4,545,000. These contracts mature during 2007 and bear exchange rates ranging from 1.2827 to 1.3336 U.S. Dollars per Euro. As of March 31, 2007, the fair value of foreign currency contracts resulted in a net loss position of $55,000, which is recorded in other current liabilities.

As of December 31, 2006, the Company had 27 outstanding foreign currency contracts totaling $5,617,000, all maturing during 2007 at exchange rates ranging from 1.2532 to 1.3336 U.S. Dollars per Euro. As of December 31, 2006, the fair value of foreign currency contracts resulted in a net loss position of $164,000, which is recorded in other current liabilities.

(9)	Recently Issued Accounting Standards

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

(10)	Warranty Reserve

The warranty reserve rollforward, including provisions and claims, is as follows:

Three Months Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

March 31, 2007	$394	278	(226)	1	$447

March 31, 2006	$317	183	(172)	4	$332

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 187,408 and 31,474 weighted average common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006, as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

	Three Months Ended March 31,

	2007	2006

Shares outstanding at end of period	10,096	9,806

Weighted average shares outstanding	9,979	9,685

Weighted average potential common shares	515	646

Total diluted weighted average shares outstanding	10,494	10,331

Net income	$2,122	$1,634

Basic net income per common share	$0.21	$0.17

Diluted net income per common share	$0.20	$0.16

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Increase/(Decrease) Between Periods

	2007	2006	2007 vs. 2006

Revenues	100.0	100.0	(4.9)
Cost of revenues	(54.7)	(57.3)	(9.1)
Gross profit	45.3	42.7	0.8
Operating expenses:
Research and development	(7.4)	(7.0)	0.9
Selling, general and administrative	(27.1)	(27.1)	(4.8)
Operating income	10.8	8.7	18.0
Other income, net	3.9	2.7	33.5
Income before income taxes	14.7	11.4	21.7
Income tax expense	(4.8)	(4.2)	7.9
Net income	9.9	7.2	29.9

Overview

Rimage develops, manufactures and distributes CD-Recordable (CD-R) and DVD-Recordable (DVD-R) publishing and duplication systems from its operations in the United States, Germany and Japan. These systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as digital photography, medical imaging, banking and finance, government and business services. Rimage anticipates increased sales and marketing expenditures in 2007 as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised 51% and 48% of consolidated revenues during the three months ended March 31, 2007 and 2006, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues decreased 5% to $21.5 million for the three months ended March 31, 2007 from $22.6 million for the same prior year period. The reduction in revenues resulted from a decline in the volume of Desktop and Producer product line equipment sales of $0.8 million and $0.4 million, respectively. The overall decline in the volume of equipment sales was primarily due to reduced sales in the Company’s U.S. distribution channel. While the volume of Producer product

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

line equipment sales declined in the aggregate, revenues for higher-end systems within the Producer product line increased approximately 7% relative to the same prior year period. The resulting higher concentration of high-end Producer equipment sales contributed to higher average selling prices which partially offset the impact of reduced sales volume. Also partially offsetting the reduction in the volume of equipment sales was an increased volume of recurring revenues of $0.2 million, consisting of sales of printer ribbons, ink cartridges, media kits, blank CD-R and DVD-R media, parts and maintenance contracts. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems, and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 51% of total revenues for the three months ended March 31, 2007, compared to 48% in the same prior year period. Sales of Producer product line equipment comprised 38% of total revenues in both the current and prior year quarters, and sales of desktop product line equipment represented 11% of revenues in the first quarter of 2007, compared to 14% in the first quarter of 2006.

International sales rose 3% in this year’s first quarter compared to the same period last year, and comprised 41% of total sales, compared to 38% in last year’s first quarter. The European market continued to generate the majority of international sales. Sales in Asian markets, however, generated most of the increase in international sales during the quarter, increasing 34% from the prior year’s first quarter. The increase in sales in Asian markets reflects increased sales efforts in this region with the establishment of a subsidiary operation in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased reported consolidated revenues for the three months ended March 31, 2007 by 3% relative to the same prior year period.

As of and for the three months ended March 31, 2007, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $7.6 million, $0.1 million and $9.7 million, respectively. These amounts related primarily to the Company’s German operations, as the establishment of subsidiary operations in Japan occurred in June 2005. Comparable amounts for the Company’s German and Japanese operations as of and for the three months ended March 31, 2006 were revenues of $7.3 million, operating income of $0.1 million and net identifiable assets of $7.1 million. The growth in revenues and assets is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is estimating that second quarter 2007 consolidated revenues will range between $25 million and $27 million.

Gross profit. Gross profit as a percentage of revenues was 45% for the three months ended March 31, 2007, compared to 43% for the same period in 2006. The improvement in gross profit as a percentage of revenues primarily resulted from a shift in the distribution of sales to higher margin products. Producer product line equipment sales generally carry higher margins than desktop product line equipment or recurring revenues. While the aggregate volume of Producer product line equipment sales decreased in this year’s first quarter, sales of higher-end systems within the Producer product line increased by 7% from the prior year’s quarter, contributing to higher average

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

selling prices. Additionally, sales of desktop product line equipment, media and media kits, which generally carry the lowest margins of all product offerings, comprised in the aggregate a smaller proportion of total revenues, at 24% for the three months ended March 31, 2007, compared to 30% in the same prior year period. Stock-based compensation expense included in cost of revenue for the three months ended March 31, 2007 and 2006 had a minimal impact on gross profit as a percentage of revenues for each period, and amounted to $28,000 and $15,000, respectively.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.6 million or 7% of revenues for both quarterly periods ended March 31, 2007 and 2006. Expenses in the current period reflect continued development of new products and enhancements to existing products. Research and development expenses for the three months ended March 31, 2007 and 2006 were minimally impacted by stock-based compensation expenses of $39,000 and $43,000, respectively. Rimage anticipates continued expenditures in research and development in 2007 to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were 27% of revenues for both periods, at $5.8 million and $6.1 million, respectively. The $0.3 million decline in selling, general and administrative expenses for the three months ended March 31, 2007 primarily reflects a reduction in general and administrative expenses. The current period decrease in expenses occurred primarily as a result of $1.2 million of consulting expenses incurred in the prior year’s first quarter for the completion of a strategic analysis of the Company’s operations. General and administrative expenses in the first quarter 2007 also include a $0.1 million benefit for the reversal of previously established reserves in the allowance for doubtful accounts stemming primarily from an improvement in collection history. Partially offsetting the impact of the described expense reductions was the incurrence of approximately $0.5 million in expenses in the current period associated with the implementation of a new enterprise resource planning (“ERP”) system. Management completed the initial phase of its ERP system implementation in the first quarter, and is evaluating the potential for implementation of additional modules to support sales and marketing activities. Also partially offsetting the reduction in general and administrative expenses were increased costs associated with a 16% increase in average headcount between periods. Stock-based compensation expenses included in selling, general and administrative expenses amounted to $145,000 and $143,000 for the three months ended March 31, 2007 and 2006, respectively.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.8 million for the three months ended March 31, 2007, compared to $0.6 million for the same prior year period. The current period increase was due primarily to a $15.0 million increase in average cash equivalent and marketable securities balances for the three months ended March 31, 2007 compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2007 and 2006 amounted to approximately $1.0 million in each period, or 33% and 37% of income before taxes, respectively. The decrease in the effective tax rate for the three months ended March 31, 2007 primarily reflects the benefit of increased tax-exempt interest income.

The Company implemented the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. As part of its assessment of tax positions under FIN 48, the Company reduced its tax contingency reserve by $36,000 in the first quarter of 2007.

The Company anticipates its effective tax rate will range between 34% and 35% for the full year 2007.

Net income / net income per share. Resulting net income for the three months ended March 31, 2007 was $2.1 million, or 9.9% of revenues. This compares to net income of $1.6 million, or 7.2% of revenues for the same prior year period. Related net income per diluted share amounts were $0.20 and $0.16 for the three months ended March 31, 2007 and 2006, respectively. The Company expects second quarter 2007 net income to range from $0.25 to $0.30 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2007, no amounts were outstanding under the credit agreement.

At March 31, 2007, the Company had working capital of $67.8 million, an increase of $13.9 million from working capital reported at December 31, 2006. The increase was primarily the result of first quarter net income of $2.1 million, proceeds from employee stock plans of $1.3 million and the change in classification of $8.9 million of marketable securities from non-current as of December 31, 2006 to current as of March 31, 2007 as the remaining term to maturity for these securities is twelve months or less as of March 31, 2007. The Company intends on utilizing its current assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $4.5 million for the three months ended March 31, 2007, compared to $0.8 million in the same prior year period. The $3.7 million increase in cash generated from operations was primarily impacted by a $0.5 million increase in net income adjusted for non-cash items and a $3.4 million increase in cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior year’s period was a $5.5 million larger reduction in receivables, partially offset by a $1.6 million variation in the change in inventories and a $0.7 million larger reduction in trade accounts payable, accrued compensation and accrued expenses. The larger decrease in accounts receivable in the current year’s period was primarily impacted by a $4.5 million reduction in revenue in March

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2007 relative to December 2006 (last month of the consecutive quarters), compared to a $1.0 million increase in revenue between the comparable prior year periods. Also contributing to the larger decrease in accounts receivable in the first quarter of 2007 compared to the same period in the prior year was a $1.1 million reduction in revenue quarter over quarter. The change in inventories resulted from a $1.2 million increase in inventories during the current year’s first quarter, compared to a $0.3 reduction in the same prior year period. The current period’s increase in inventories resulted from lower sales and a larger build-up of finished goods inventory for expected second quarter sales. The larger current period reduction in accounts payable, accrued compensation and accrued expense accounts is primarily due to the timing of vendor and payroll payments.

Investing activities resulted in a net use of cash of $1.8 million for the three months ended March 31, 2007 and provided a net increase in cash of $2.4 million for the same prior year period. The decrease in cash from investing activities was the result of $1.2 million in purchases of marketable securities, net of related maturities, during the three months ended March 31, 2007, compared to $3.2 million in maturities of marketable securities, net of related purchases, in the same prior year period. Partially offsetting the impact of this change was a $0.2 million reduction in capital expenditures. Capital expenditures for three months ended March 31, 2007 totaled $0.6 million, and consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling. Costs capitalized during the quarter for the enterprise resource planning system amounted to $0.2 million, and consisted primarily of software development costs.

Net cash provided by financing activities totaled $2.3 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. Financing activities in each period included proceeds from employee stock plans of $1.3 million and $0.9 million, respectively. Additionally, each period includes excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool of $0.9 million and $0.8 million, respectively. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of SFAS 123R.

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the first quarter of 2007.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three months ended March 31, 2007.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $0.2 million in each of the three months ended March 31, 2007 and 2006.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Note 2 under the Notes to Condensed Consolidated Financial Statements in this Form 10Q for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at March 31, 2007 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical, banking, government and business services markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets, the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: May 10, 2006	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich
Director, Chief Executive Officer,
and President
(Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Robert M. Wolf

Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)