Form 10-Q
period 2007-06-30
RIMAGE CORP
filed 2007-08-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 0-20728

RIMAGE CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address, and former fiscal year, if changed since last report.)

Common Stock outstanding at July 31, 2007 – 10,120,274 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except share data)

Assets	June 30, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$17,399	$8,500
Marketable securities	38,721	30,266
Receivables, net of allowance for doubtful accounts and sales returns of $579,000 and $878,000, respectively	19,400	21,697
Inventories	7,478	6,072
Prepaid income taxes	1,435	—
Prepaid expenses and other current assets	1,125	1,151
Deferred income taxes – current	2,430	2,430
Total current assets	87,988	70,116

Marketable securities – non-current	30,731	38,594
Property and equipment, net	3,536	3,626
Deferred income taxes – non-current	195	23

Total assets	$122,450	$112,359

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$7,774	$7,136
Accrued compensation	2,700	2,882
Other accrued expenses	1,201	1,237
Income taxes payable	—	1,207
Deferred income and customer deposits	4,817	3,509
Other current liabilities	70	192
Total current liabilities	16,562	16,163

Long-term liabilities:
Deferred income and customer deposits – non-current	1,822	715
Other non-current liabilities	—	5
Total long-term liabilities	1,822	720
Total liabilities	18,384	16,883

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,120,274 and 9,925,430, respectively	101	99
Additional paid-in capital	31,480	27,914
Retained earnings	72,367	67,324
Accumulated other comprehensive income	118	139
Total stockholders’ equity	104,066	95,476

Total liabilities and stockholders’ equity	$122,450	$112,359

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$25,486	$25,319	$47,012	$47,956
Cost of revenues	14,088	13,678	25,866	26,641
Gross profit	11,398	11,641	21,146	21,315

Operating expenses:
Research and development	1,441	1,746	3,031	3,322
Selling, general and administrative	6,284	4,959	12,112	11,083
Total operating expenses	7,725	6,705	15,143	14,405

Operating income	3,673	4,936	6,003	6,910

Other income (expense):
Interest, net	861	677	1,664	1,286
Loss on currency exchange	(95)	(39)	(89)	(27)
Other, net	(7)	(1)	13	(1)
Total other income, net	759	637	1,588	1,258

Income before income taxes	4,432	5,573	7,591	8,168
Income tax expense	1,511	2,189	2,548	3,150

Net income	$2,921	$3,384	$5,043	$5,018

Net income per basic share	$0.29	$0.35	$0.50	$0.51

Net income per diluted share	$0.28	$0.33	$0.48	$0.49

Basic weighted average shares outstanding	10,105	9,808	10,042	9,747

Diluted weighted average shares outstanding	10,585	10,298	10,550	10,317

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,043	$5,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787	650
Deferred income tax benefit	(173)	(115)
Loss on sale of property and equipment	101	7
Stock-based compensation	549	560
Excess tax benefits from stock-based compensation	(963)	(763)
Changes in operating assets and liabilities:
Receivables	2,297	(749)
Inventories	(1,406)	(299)
Prepaid income taxes / income taxes payable	(1,438)	(589)
Prepaid expenses and other current assets	27	316
Trade accounts payable	666	120
Accrued compensation	(181)	(838)
Other accrued expenses and other current liabilities	(158)	106
Deferred income and customer deposits	2,414	739

Net cash provided by operating activities	7,565	4,163

Cash flows from investing activities:
Purchases of marketable securities	(21,426)	(59,474)
Maturities of marketable securities	20,721	53,437
Purchases of property and equipment	(826)	(1,137)
Proceeds from sale of property and equipment	—	4
Other non-current items	74	75

Net cash used in investing activities	(1,457)	(7,095)

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(8)
Excess tax benefits from stock-based compensation	963	763
Proceeds from stock option exercises	1,813	988

Net cash provided by financing activities	2,771	1,743

Effect of exchange rate changes on cash	20	72

Net increase (decrease) in cash and cash equivalents	8,899	(1,117)

Cash and cash equivalents, beginning of period	8,500	12,693

Cash and cash equivalents, end of period	$17,399	$11,576

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,163	$3,824

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$241	$169
Unrealized net losses from available-for-sale securities	$(115)	$(25)
Capital lease obligations	$—	$30

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At June 30, 2007, a total of 487,753 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

directors under the 2007 Plan vest immediately and restrictions lapse one year from the date of grant. Performance shares granted to employees under the 1992 Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

Stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of $338,000 and $550,000 for the three and six months ended June 30, 2007, respectively, compared to $357,000 and $560,000 for the comparable periods in 2006.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006

Expected life of options in years	6.0	5.0 - 6.0

Risk-free interest rate	4.5 - 4.8%	4.3 -5.0%

Expected volatility	39 - 40%	38 -50%

Expected dividend yield	0.0%	0.0%

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

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other information pertaining to options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Number of options granted	235	260	245	265
Fair value of options granted	$2,881	$3,065	$3,002	$3,132
Per share weighted average fair value of options granted	$12.25	$11.79	$12.25	$11.82
Total fair value of stock options vested	$461	$67	$783	$574
Total intrinsic value of stock options exercised	$255	$48	$3,476	$3,188

Cash received from the exercise of stock options was $1,813,000 and $988,000 for the six months ended June 30, 2007 and 2006, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $1,204,000 and $932,000 for the six months ended June 30, 2007 and 2006, respectively.

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

As of January 1, 2007, the Company had approximately $266,000 of total unrecognized tax benefits. Nearly all of this amount would favorably impact the effective income tax rate in any future period, if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the total amount of unrecognized tax benefits as of January 1, 2007 was accrued interest and penalties of $68,000. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits as of January 1, 2007 relating to filing positions with certain state taxing authorities may decrease by up to $175,000 by December 31, 2007 to the extent agreements are reached on such filing positions with the applicable state taxing authorities.

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

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The impact of adopting FIN 48 on the Company’s financial statements was insignificant. As part of its assessment of tax positions under this pronouncement, the Company reduced its tax contingency reserve in the first quarter of 2007 by $36,000 for exposure items included in prior years’ tax reserves.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

(5)	Prior Period Revisions

Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been revised to conform to the current period presentation. These revisions decreased cash flows from investing activities by $14.1 million and decreased net cash provided by operating activities by $266,000 in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006. The revisions resulted from certain corrections to properly classify variable rate demand notes of $19.7 million and $5.6 million as current marketable securities rather than cash and cash equivalents as of June 30, 2006 and December 31, 2005, respectively. The corrections to current marketable securities were made to adjust the prior misclassifications based on the current interpretation of cash equivalents pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 95, “Statement of Cash Flows.” Additionally, the Company reduced cash and cash equivalents and increased receivables by $463,000 and $197,000 as of June 30, 2006 and December 31, 2005, respectively, to correct an error in the classification of interest receivable in each period.

(6)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Finished goods and demonstration equipment	$3,252	$1,958
Purchased parts and subassemblies	4,226	4,114
	$7,478	$6,072

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains (losses) from available for sale investments. The components of and changes in other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$2,921	$3,384	$5,043	$5,018
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustment	70	99	94	146
Net unrealized losses on securities	(116)	(21)	(115)	(25)
Total other comprehensive income	$2,875	$3,462	$5,022	$5,139

(8)	Foreign Currency Contracts

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

As of June 30, 2007, the Company had 20 outstanding foreign currency contracts totaling $3,948,000. These contracts mature during 2007 and bear exchange rates ranging from 1.3174 to 1.3656 U.S. Dollars per Euro. As of June 30, 2007, the fair value of foreign currency contracts resulted in a net loss position of $50,000, which is recorded in other current liabilities.

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

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 was effective for the Company on January 1, 2007, the date of adoption of FIN 48. The adoption of FSP FIN 48-1 did not have a significant impact on the Company’s consolidated financial statements for periods in 2007.

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

(10)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 306,000 and 255,000 weighted average common shares for the three and six months ended June 30, 2007, and 163,000 and 92,000 weighted average common shares for the three and six months ended June 30, 2006, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Shares outstanding at end of period	10,120	9,811	10,120	9,811

Weighted average shares of common stock outstanding	10,105	9,808	10,042	9,747

Weighted average assumed conversion shares	480	490	508	570

Weighted average shares of common stock and assumed conversion shares	10,585	10,298	10,550	10,317

Net income	$2,921	$3,384	$5,043	$5,018

Basic net income per common share	$0.29	$0.35	$0.50	$0.51

Diluted net income per common share	$0.28	$0.33	$0.48	$0.49

(11)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Increase/(Decrease) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Increase/(Decrease) Between Periods
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Revenues	100	100	1	100	100	(2)
Cost of revenues	(55)	(54)	3	(55)	(56)	3
Gross profit	45	46	(2)	45	44	(1)
Operating expenses:
Research and development	(6)	(7)	(18)	(6)	(7)	(9)
Selling, general and admin	(25)	(20)	27	(26)	(23)	9
Operating income	14	19	(26)	13	14	(13)
Other income, net	3	3	19	3	3	26
Income before income taxes	17	22	(20)	16	17	(7)
Income tax expense	(6)	(9)	(31)	(5)	(7)	(19)
Net income	11	13	(14)	11	10	—

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

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised 49% and 46% of consolidated revenues during the six months ended June 30, 2007 and 2006, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues increased 1% to $25.5 million and decreased 2% to $47.0 million for the three and six months ended June 30, 2007, respectively, from $25.3 million and $48.0 million for the respective prior-year periods. Revenues for both the quarterly and year-to-date periods were favorably impacted by a $0.6 million and $0.9 million respective increase in the volume of recurring revenues, consisting of sales of printer ribbons, ink cartridges, media kits, blank CD-R and DVD-R

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

media, parts and maintenance contracts. Revenues for the quarterly and year-to-date periods were unfavorably impacted by a decrease in the volume of equipment sales, offsetting the impact of higher recurring revenues in the year-to-date period. Producer product line equipment sales decreased $0.6 million and $1 million, for the quarterly and year-to-date periods, respectively, while sales of Desktop product line equipment increased $0.1 million and decreased $0.8 million for the same respective periods. Producer product line equipment sales benefited from deliveries against significant orders from the retail business segment, but were offset primarily by reduced sales in the Company’s U.S. distribution channel. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems, and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 47% and 49% of total revenues for the three and six months ended June 30, 2007, respectively, compared to 45% and 46% in the same prior year periods. Sales of Producer product line equipment comprised 44% and 41% of total revenues for three and six months ended June 30, 2007, respectively, compared to 46% and 42% for the same periods in the prior year. Sales of desktop product line equipment represented 9% of revenues for the second quarters of both 2007 and 2006, and 10% and 11% of revenues for the year-to-date periods in 2007 and 2006, respectively.

International sales rose 2% in both the three and six months ended June 30, 2007 over the same prior year periods, and comprised 34% and 37% of total sales, compared to 34% and 36% for the same periods in the prior year. The European market continued to generate the majority of international sales. Sales in Asian markets, however, generated most of the increase in international sales during the quarter and year-to-date periods, increasing 27% and 30%, respectively, from the same prior year periods. The increase in sales in Asian markets reflects increased sales efforts in this region by a Rimage subsidiary operation established in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased reported consolidated revenues by 2% for the three and six months ended June 30, 2007, compared to the same periods in the prior year.

As of and for the six months ended June 30, 2007, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $14.9 million, $0.1 million and $8.4 million, respectively. These amounts primarily related to the Company’s German operations, as the establishment of subsidiary operations in Japan occurred in June 2005. Comparable amounts for the Company’s German and Japanese operations as of and for the six months ended June 30, 2006 were revenues of $14.7 million, operating income of $0.2 million and net identifiable assets of $7.4 million. The growth in revenues and assets is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is estimating that third quarter 2007 consolidated revenues will range between $29.0 million and $31.0 million.

Gross profit. Gross profit as a percentage of revenues was 45% for the both the three and six months ended June 30, 2007, compared to 46% and 44% for the respective prior year periods. Gross profit as a percentage of revenues for the current year periods was unfavorably impacted by charges to cost of sales of $0.5 million in the second quarter for an increase in inventory reserves and an

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

impairment in the carrying value of manufacturing tooling, both driven by slow sales of the Rimage 360i desktop product line. Such charges reduced gross profit as a percentage of revenues by two percentage points in the second quarter and one percentage point in the year-to-date period. Gross profit as a percentage of revenues benefited in both the quarterly and year-to-date periods from a reduced volume and concentration of lower margin products. Producer product line equipment sales generally carry higher gross margins than desktop product line equipment or recurring revenues. While the aggregate volume and concentration of Producer product line equipment sales decreased in the current year periods, sales of desktop product line equipment, media and media kits, which generally carry the lowest gross margins of all product offerings, comprised in the aggregate a smaller proportion of total revenues, at 20% and 22% for the three and six months ended June 30, 2007, compared to 24% and 27% in the same prior year periods. Additionally, equipment gross margins in the current year-to-date period benefited from higher average selling prices and reduced product costs on some high-end equipment configurations. Stock-based compensation expense included in cost of revenue had a minimal impact on gross profit as a percentage of revenues, and amounted to $24,000 and $52,000 for the three and six months ended June 30, 2007, compared to $16,000 and $32,000 for the same periods in 2006.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.4 million and $3.0 million for the three and six months ended June 30, 2007, respectively, representing 6% of revenues for both periods. Expenses for the same prior year periods totaled $1.7 million and $3.3 million, representing 7% of revenues for both periods. The 17% and 9% respective reductions in expenses for the three and six months ended June 30, 2007 were primarily due to the timing of completion of new product development projects. Research and development expenses for the three and six months ended June 30, 2007 were minimally impacted by stock-based compensation expenses of $7,000 and $46,000, respectively, compared to $37,000 and $81,000 for the same periods in 2006. Rimage anticipates continued expenditures in research and development in 2007 to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three and six months ended June 30, 2007 were 25% and 26% of revenues at $6.3 million and $12.1 million, respectively, compared to expenses in the same prior year periods at 20% and 23% of revenues, or $5.0 million and $11.1 million, respectively. The increases in selling, general and administrative expenses of $1.3 million and $1.0 for the three and six months ended June 30, 2007, respectively, primarily resulted from further strengthening of the Company’s sales, marketing and administrative organizations and increased expenditures for marketing and promotional programs. Contributing to the increase in expenses in both periods was an increase in average selling, general and administrative headcount of 10% from June 30, 2006 to June 30, 2007. Partially offsetting the increase in expenses in the year-to-date period was the impact of $1.2 million of consulting expenses incurred in the prior year’s first quarter for the completion of a strategic analysis of the Company’s operations. Stock-based compensation expenses included in selling, general and administrative expenses amounted to $0.3 million and $0.45 million for the three and six months ended June 30, 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.9 million and $1.7 million for the three and six months ended June 30, 2007, compared to $0.7 million and $1.3 million for the same prior year periods. The increase in the quarterly and year-to-date periods was primarily due to a $17 million and $16 million respective increase in average cash equivalent and marketable securities balances. Other income in each period was negatively impacted by net losses on foreign currency transactions, amounting to $95,000 and $89,000 for the three and six months ended June 30, 2007, respectively, compared to net losses of $39,000 and $27,000 for the respective prior year periods.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2007 amounted to $1.5 million and $2.5 million, or 34.1% and 33.6% of income before taxes, respectively. Income tax expense for the three and six months ended June 30, 2006 was $2.2 million and $3.2 million, or 39.3% and 38.6% of income before taxes, respectively. The decrease in the effective tax rate in the current periods primarily reflects the benefit of increased tax-exempt interest income and the timing of reinstatement of the research credit. The Company did not recognize a benefit for the research credit for the three and six months ended June 30, 2006, as the credit was reinstated effective December 31, 2006.

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

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2007 was $2.9 million and $5.0 million, respectively, or 11% of revenues for both periods. Comparable amounts for the three and six months ended June 30, 2006 were $3.4 million, or 13% of revenues, and $5.0 million, or 10% of revenues, respectively. Related net income per diluted share amounts for the three and six months ended June 30, 2007 were $0.28 and $0.48, respectively, compared to $0.33 and $0.49 per diluted share for the respective prior year periods. The Company expects third quarter 2007 net income to range from $0.35 to $0.40 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2007, no amounts were outstanding under the credit agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2007, the Company had working capital of $71.4 million, an increase of $17.5 million from working capital at December 31, 2006. The increase was primarily the result of year-to-date net income of $5.0 million, proceeds from employee stock plans of $1.8 million and the non-cash impact of a change in classification of $7.9 million of marketable securities from non-current as of December 31, 2006 to current as of June 30, 2007 as the remaining term to maturity for these securities is twelve months or less as of June 30, 2007.

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. The program adopted by the Company’s Board of Directors in July 2007 replaces the repurchase program adopted in May 1999. The Company also intends on utilizing its current assets for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $7.6 million for the six months ended June 30, 2007, compared to $4.2 million in the same prior year period. The $3.4 million increase in cash generated from operations resulted primarily from a $3.4 million increase in cash from changes in operating assets and liabilities. The change in operating assets and liabilities compared to the prior year’s period was primarily due to a $3.0 million variation in the change in receivables, a $1.7 million larger increase in deferred income and customer deposits and a $0.9 larger net increase in aggregate trade accounts payable, accrued compensation and other accrued expenses. These changes were partially offset by a $1.1 million larger increase in inventories and a $1.1 million larger increase in prepaid income taxes and other prepaid expenses. The variation in receivables resulted from a $2.3 million reduction in receivables in the current period, compared to a $0.7 million increase in the prior year’s period. The change in receivables was largely impacted by a $3.0 million reduction in revenue in June 2007 compared to December 2006 (last month of each quarter), compared to a $2.2 million increase in revenue between the comparable prior year periods. The larger increase in deferred income and customer deposits resulted from the sale of maintenance contracts on a growing base of installed CD-R and DVD-R publishing systems. The larger increase in the aggregate amount of payables and accrued expenses as well as prepaid income taxes was primarily impacted by the timing of payments. The larger increase in inventories in the current year’s period was due to a build-up of finished goods inventory in support of customer order backlog and parts and assemblies associated with new product introductions.

Investing activities resulted in a net use of cash of $1.5 million for the six months ended June 30, 2007, compared to a net use of cash of $7.1 million for the same prior year period. The smaller use of cash in investing activities in the current period was primarily the result of $0.7 million in purchases of marketable securities, net of related maturities, during the six months ended June 30, 2007, compared to $6.0 million in the same prior year period. Also contributing to the smaller use of cash was a $0.3 million reduction in capital expenditures. Capital expenditures for the six months ended June 30, 2007 totaled $0.8 million, and consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling. Costs capitalized during the six months ended June 30, 2007 for the enterprise resource planning system amounted to $0.2 million, and consisted primarily of software development costs incurred in the first quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by financing activities totaled $2.8 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. Financing activities in each period included proceeds from employee stock plans of $1.8 million and $1.0 million, respectively. Additionally, each period includes excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool of $1.0 million and $0.8 million, respectively. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of SFAS 123R.

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the six months ended June 30, 2007.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates in 2007 primarily involved the Company’s assessment of required inventory reserves and its analysis of potential asset impairment. The impact of these changes on earnings for the three and six months ended June 30, 2007 is discussed below.

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

In the second quarter of 2007, the Company recorded additional reserves of $0.4 million for the estimated value of excess raw material inventory and to adjust the carrying value of finished goods inventory to net realizable value, both related to the Rimage 360i desktop product line. The second quarter increase to the inventory reserve was driven by slow sales of the 360i product line.

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

Warranty Reserves. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for estimated future warranty claims during the warranty period. The amount of the liability is based on an analysis of historical claims experience, which includes labor, parts and freight costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of product improvements, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $0.5 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period. See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at June 30, 2007 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the second quarter of 2007, the Company recorded a charge to cost of revenues of $60,000 for an impairment in the carrying value of manufacturing tooling associated with the assembly of the Rimage 360i product line. The impairment charge was triggered by slow sales of the Rimage 360i product and represented the remaining net book value of the tooling.

Recently Issued Accounting Standards

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48, “Accounting for Uncertainty in Income Taxes,” to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 was effective for the Company on January 1, 2007, the date of adoption of FIN 48. The adoption of FSP FIN 48-1 did not have a significant impact on the Company’s consolidated financial statements for periods in 2007.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements.

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

The Company’s Annual Meeting of Shareholders’ was held on May 15, 2007. Of the 10,098,001 shares outstanding and entitled to vote at the meeting, 9,276,361 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

A.	To elect seven (7) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld

Bernard P. Aldrich	9,031,418	244,943
Lawrence M. Benveniste	9,032,543	243,818

Philip D. Hotchkiss	9,032,206	244,155
Thomas F. Madison	9,026,590	249,771
Steven M. Quist	9,033,043	243,318
James L. Reissner	9,031,168	245,193
David J. Suden	9,031,818	244,543

B.	To approve the adoption of the Rimage Corporation 2007 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

5,418,059	812,703	15,818	3,029,781

C.	To ratify and approve the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE

9,077,613	187,905	10,843	0

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a)	The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 9, 2007	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Director, Chief Executive Officer,
and President
(Principal Executive Officer)

Date:	August 9, 2007	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)