Form 10-Q
period 2007-09-30
RIMAGE CORP
filed 2007-11-09
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2007; OR

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

Common Stock outstanding at October 31, 2007 – 9,693,452 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except share data)

Assets	September 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$6,500	$8,500
Marketable securities	49,694	30,266
Receivables, net of allowance for doubtful accounts and sales returns of $493,000 and $878,000, respectively	19,801	21,697
Inventories	7,584	6,072
Prepaid expenses and other current assets	1,696	1,151
Deferred income taxes - current	2,453	2,430
Total current assets	87,728	70,116

Marketable securities - non-current	28,689	38,594
Property and equipment, net	3,377	3,626
Deferred income taxes - non-current	1,032	23
Total assets	$120,826	$112,359

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$7,433	$7,136
Accrued compensation	2,951	2,882
Other accrued expenses	1,340	1,237
Income taxes payable	2,718	1,207
Deferred income and customer deposits	5,264	3,509
Other current liabilities	138	192
Total current liabilities	19,844	16,163

Long-term liabilities:
Deferred income and customer deposits - non-current	2,157	715
Other non-current liabilities	—	5
Total long-term liabilities	2,157	720
Total liabilities	22,001	16,883

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,645,608 and 9,925,430, respectively	96	99
Additional paid-in capital	32,341	27,914
Retained earnings	65,947	67,324
Accumulated other comprehensive income	441	139
Total stockholders’ equity	98,825	95,476

Total liabilities and stockholders’ equity	$120,826	$112,359

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$33,650	$24,777	$80,662	$72,733
Cost of revenues	17,238	12,517	43,105	39,158
Gross profit	16,412	12,260	37,557	33,575

Operating expenses:
Research and development	1,592	1,459	4,622	4,781
Selling, general and administrative	6,180	5,032	18,292	16,115
Total operating expenses	7,772	6,491	22,914	20,896

Operating income	8,640	5,769	14,643	12,679

Other income (expense):
Interest, net	889	711	2,553	1,997
Gain on currency exchange	163	27	74	—
Other, net	(31)	1	(18)	—
Total other income, net	1,021	739	2,609	1,997

Income before income taxes	9,661	6,508	17,252	14,676
Income tax expense	3,458	2,067	6,006	5,217

Net income	$6,203	$4,441	$11,246	$9,459

Net income per basic share	$0.63	$0.45	$1.13	$0.97

Net income per diluted share	$0.59	$0.43	$1.07	$0.92

Basic weighted average shares outstanding	9,890	9,854	9,992	9,783

Diluted weighted average shares outstanding	10,302	10,375	10,466	10,336

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,246	$9,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,165	1,076
Deferred income tax benefit	(1,032)	(82)
Loss on sale of property and equipment	112	28
Stock-based compensation	1,174	1,196
Excess tax benefits from stock-based compensation	(1,011)	(1,003)
Changes in operating assets and liabilities:
Receivables	1,896	(2,615)
Inventories	(1,512)	125
Prepaid expenses and other current assets	(545)	182
Trade accounts payable	430	(1,512)
Accrued compensation	69	(923)
Other accrued expenses and other current liabilities	49	(279)
Income taxes payable	2,785	1,289
Deferred income and customer deposits	3,197	874

Net cash provided by operating activities	18,023	7,815

Cash flows from investing activities:
Purchases of marketable securities	(42,953)	(145,593)
Maturities of marketable securities	33,495	139,500
Purchases of property and equipment	(1,163)	(2,454)
Proceeds from sale of property and equipment	—	4
Other non-current items	140	92

Net cash used in investing activities	(10,481)	(8,451)

Cash flows from financing activities:
Repurchase of common stock	(12,628)	—
Principal payments on capital lease obligations	(5)	(15)
Excess tax benefits from stock-based compensation	1,011	1,003
Proceeds from stock option exercises	1,982	1,779

Net cash provided by (used in) financing activities	(9,640)	2,767

Effect of exchange rate changes on cash	98	91

Net increase (decrease) in cash and cash equivalents	(2,000)	2,222

Cash and cash equivalents, beginning of period	8,500	12,693

Cash and cash equivalents, end of period	$6,500	$14,915

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,311	$4,011

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$262	$279
Unrealized net gains from available-for-sale securities	$63	$75
Capital lease obligations	$—	$30

See accompanying notes to condensed consolidated financial statements

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and distributes high performance digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and blank recordable CD, DVD and blue laser media. The Company develops and manufactures its digital publishing systems primarily from its operation in the United States and distributes its products from its operations in the United States, Europe and Japan.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At September 30, 2007, a total of 509,820 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee directors under the 2007 Plan vest immediately and restrictions lapse one year from the date of grant. Performance shares granted to employees under the 1992 Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized pro-ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000 was being recognized as compensation expense over the performance period ending December 31, 2008. During the three months ended September 30, 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company was required to reverse during the three months ended September 30, 2007 all compensation expense recorded in prior periods for the 2006 performance shares, amounting to approximately $111,000.

Stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of $625,000 and $1,174,000 for the three and nine months ended September 30, 2007, respectively, compared to $637,000 and $1,197,000 for the comparable periods in 2006.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006

Expected life of options in years	6.0	5.0 – 6.0

Risk-free interest rate	4.5- 4.8%	4.3 – 5.0%

Expected volatility	39- 40%	38 – 50%

Expected dividend yield	0.0%	0.0%

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Other information pertaining to options is as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Number of options granted	—	—	245	265
Fair value of options granted	$—	$—	$3,002	$3,132
Per share weighted average fair value of options granted	$—	$—	$12.25	$11.82
Total fair value of stock options vested	$75	$105	$858	$679
Total intrinsic value of stock options exercised	$348	$775	$3,824	$3,963

Cash received from the exercise of stock options was $1,982,000 and $1,450,000 for the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $1,274,000 and $1,281,000 for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Accounting for Uncertainty in Income Taxes

The Company implemented the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized.

(5)	Prior Period Revisions

Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been revised to conform to the current period presentation. These revisions increased net cash used in investing activities by $8.4 million and decreased net cash provided by operating activities by $0.4 million in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. The revisions resulted from certain corrections to properly classify variable rate demand notes of $14.0 million and $5.6 million as current marketable securities rather than cash and cash equivalents as of September 30, 2006 and December 31, 2005, respectively. The corrections to current marketable securities were made to adjust the prior misclassifications based on the current interpretation of cash equivalents pursuant to SFAS No. 95, “Statement of Cash Flows.” Additionally, the Company reduced cash and cash equivalents and increased receivables by $608,000 and $197,000 as of September 30, 2006 and December 31, 2005, respectively, to correct an error in the classification of interest receivable in each period.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Finished goods and demonstration equipment	$1,751	$1,958
Purchased parts and subassemblies	5,833	4,114
	$7,584	$6,072

(7)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains from available-for-sale investments. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$6,203	$4,441	$11,246	$9,459
Other comprehensive income:
Net changes in:
Foreign currency translation adjustment	144	37	238	184
Net unrealized gains on securities	178	100	63	75
Total other comprehensive income	$6,525	$4,578	$11,547	$9,718

(8)	Foreign Currency Contracts

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

As of September 30, 2007, the Company had 20 outstanding foreign currency contracts totaling $3,738,000. These contracts mature in 2007 and early 2008 and bear exchange rates ranging from 1.3336 to 1.4179 U.S. Dollars per Euro. As of September 30, 2007, the fair value of foreign currency contracts resulted in a net loss position of $126,000, which is recorded in other current liabilities.

As of December 31, 2006, the Company had 27 outstanding foreign currency contracts totaling $5,617,000, all maturing during 2007 at exchange rates ranging from 1.2532 to 1.3336 U.S. Dollars per Euro. As of December 31, 2006, the fair value of foreign currency contracts resulted in a net loss position of $164,000, which is recorded in other current liabilities.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9)	Common Stock Repurchase Authorization

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The program adopted by the Company’s Board of Directors in July 2007 replaced the repurchase program adopted in May 1999. During the three months ended September 30, 2007, the Company repurchased 500,000 shares of its common stock at an average purchase price of $25.26 per share under the authorization. The repurchase program was funded from cash on hand.

On October 17, 2007, the Company’s Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. This new program replaces the completed share repurchase program that was adopted in July 2007. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand.

(10)	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This Statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Options to acquire 397,000 and 303,000 weighted average common shares for the three and nine months ended September 30, 2007, and 290,000 and 157,000 weighted average common shares for the three and nine months ended September 30, 2006, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Shares outstanding at end of period	9,646	9,881	9,646	9,881

Weighted average shares of common stock outstanding	9,890	9,854	9,992	9,783

Weighted average assumed conversion shares	412	521	474	553

Weighted average shares of common stock and assumed conversion shares	10,302	10,375	10,466	10,336

Net income	$6,203	$4,441	$11,246	$9,459

Basic net income per common share	$0.63	$0.45	$1.13	$0.97

Diluted net income per common share	$0.59	$0.43	$1.07	$0.92

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s Condensed Consolidated Statements of Income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Increase Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Increase/(Decrease) Between Periods
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Revenues	100	100	36	100	100	11
Cost of revenues	(51)	(51)	38	(53)	(54)	10
Gross profit	49	49	34	47	46	12
Operating expenses:
Research and development	(5)	(6)	9	(6)	(7)	(3)
Selling, general and admin	(18)	(20)	23	(23)	(22)	14
Operating income	26	23	50	18	17	15
Other income, net	3	3	38	3	3	31
Income before income taxes	29	26	48	21	20	18
Income tax expense	(11)	(8)	67	(7)	(7)	15
Net income	18	18	40	14	13	19

Overview

Rimage develops, manufactures and distributes high performance digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content. The Company develops and manufactures its digital publishing systems primarily from its operation in the United States and distributes its products from its operations in the United States, Europe and Japan. The Company’s publishing systems allow customers to benefit from cost savings by reducing their manual labor efforts in industries such as digital photography, medical imaging, banking and finance, government and business services. Rimage anticipates increased sales and marketing expenditures in 2007 as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in each of these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges, Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 46% of consolidated revenues during the nine months ended September 30, 2007 and 2006, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investments as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues increased 36% and 11% to $33.7 million and $80.7 million for the three and nine months ended September 30, 2007, respectively, from $24.8 million and $72.7 million for the respective prior-year periods. Revenues for both the quarterly and year-to-date periods were favorably impacted by an increase in the volume of sales of Producer product line equipment of $5.2 million and $4.2 million, respectively. Producer product line equipment sales benefited from deliveries against significant orders received in the second quarter from the retail business segment. Revenues for both the quarterly and year-to-date periods were also favorably impacted by a $3.1 million and $4 million respective increase in the volume of recurring revenues, consisting of sales of printer ribbons, ink cartridges, media kits, blank CD-R and DVD-R media, parts and maintenance contracts. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems, and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 43% and 46% of total revenues for the three and nine months ended September 30, 2007, respectively, compared to 45% and 46% in the respective prior year periods. Sales of Producer product line equipment comprised 49% and 44% of total revenues for three and nine months ended September 30, 2007, respectively, compared to 46% and 44% for the same periods in the prior year. Remaining revenues in each period were generated by sales of desktop product line equipment, representing 8% and 9% of revenues for the three and nine months ended September 30, 2007, compared to 9% and 11% for the same prior year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International sales rose 28% and 9% in the three and nine months ended September 30, 2007 over the respective prior year periods, and comprised 27% and 33% of total sales, compared to 29% and 33% for the same periods in the prior year. The European market continued to generate the majority of international sales, with sales increasing 28% and 8% in the three and nine months ended September 30, 2007 over the same prior year periods. Sales in Asian markets also grew in both the quarterly and year-to-date periods, rising 24% and 28%, respectively, from the same prior year periods. The increase in sales in Asian markets reflects increased sales efforts in this region by a Rimage subsidiary operation established in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased reported consolidated revenues by 2% for the three and nine months ended September 30, 2007 as compared to the respective periods in the prior year.

As of and for the nine months ended September 30, 2007, foreign revenues from unaffiliated customers generated by the Company’s European and Japanese operations and the operating income and net identifiable assets of such operations were $22.8 million, $0.2 million and $9.5 million, respectively. These amounts primarily related to the Company’s European operation, as the establishment of the Company’s subsidiary operation in Japan occurred in June 2005. Comparable amounts for the Company’s European and Japanese operations as of and for the nine months ended September 30, 2006 were revenues of $20.9 million, operating income of $0.3 million and net identifiable assets of $7.5 million. The growth in revenues and assets is due to increasing penetration in foreign markets of sales of CD-R and DVD-R products.

The Company is estimating that fourth quarter 2007 consolidated revenues will range between $24.0 million and $26.0 million.

Gross profit. Gross profit as a percentage of revenues was 49% and 47% for the three and nine months ended September 30, 2007, compared to 49% and 46% for the respective prior year periods. Gross profit as a percentage of revenues for both current year periods was favorably impacted by the increased volume, and for the third quarter, the increased concentration, of Producer product line equipment sales, which generally carry higher gross margins than desktop product line equipment or recurring revenues. Also favorably impacting gross profit as a percentage of revenues in both the quarterly and year-to-date periods was a reduced concentration of lower margin products. Sales of desktop product line equipment, media and media kits, which generally carry the lowest gross margins of all product offerings, comprised in the aggregate a smaller proportion of total revenues, at 21% and 22% for the three and nine months ended September 30, 2007, respectively, compared to 25% and 26% in the respective periods in the prior year. Additionally, gross margins in the current year periods benefited from reduced product costs for some high-end equipment configurations and consumables. Partially offsetting the favorable changes described above were lower average selling prices on high-end equipment configurations, influenced by the higher concentration of sales in both current year periods from the retail segment. Additionally, the year-to-date period was unfavorably impacted by charges to cost of revenues of $0.5 million in the second quarter for an increase in inventory reserves and an impairment in the carrying value of manufacturing tooling, both driven by slow sales of the Rimage 360i desktop product line. Such charges reduced gross profit as a percentage of revenues by 0.6 percentage points in the year-to-date period.

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

Operating expenses. Research and development expenses totaled $1.6 million and $4.6 million for the three and nine months ended September 30, 2007, respectively, representing 5% and 6% of revenues for the respective periods. Expenses for the same prior year periods totaled $1.5 million and $4.8 million, representing 6% and 7% of revenues, respectively. The moderate changes in expenses between periods were primarily due to the timing of activities associated with new product development projects. Rimage anticipates continued expenditures in research and development in 2007 to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three and nine months ended September 30, 2007 were 18% and 23% of revenues at $6.2 million and $18.3 million, respectively, compared to expenses in the same prior year periods at 20% and 22% of revenues, or $5.0 million and $16.1 million, respectively. The increases in selling, general and administrative expenses of $1.1 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, primarily resulted from further strengthening of the Company’s global sales, marketing and administrative organizations and increased expenditures for marketing and promotional programs. Contributing to the increase in expenses in both periods was an increase in average selling, general and administrative headcount of 19% from September 30, 2006 to September 30, 2007. Partially offsetting the increase in expenses in the year-to-date period was the impact of $1.2 million of consulting expenses incurred in the prior year’s first quarter for the completion of a strategic analysis of the Company’s operations. Stock-based compensation expenses included in selling, general and administrative expenses amounted to $0.6 million and $1.0 million for the three and nine months ended September 30, 2007 and 2006, respectively.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.9 million and $2.6 million for the three and nine months ended September 30, 2007, compared to $0.7 million and $2.0 million for the same prior year periods. The increase in the quarterly and year-to-date periods was primarily due to a $14 million and $15 million respective increase in average cash equivalent and marketable securities balances. Other income in each period was favorably impacted by net gains on foreign currency transactions, amounting to $163,000 and $74,000 for the three and nine months ended September 30, 2007, respectively, compared to a net gain of $27,000 for the prior year’s third quarter and no net gain or loss for the prior year’s year-to-date period.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2007 amounted to $3.5 million and $6.0 million, or 35.8% and 34.8% of income before taxes, respectively. Income tax expense for the three and nine months ended September 30, 2006 was $2.1 million and $5.2 million, or 31.8% and 35.5% of income before taxes, respectively. The increase in the effective tax rate between quarterly periods is primarily due to the impact of an out-of-period adjustment in the prior year’s third quarter to recognize tax exempt interest income and reductions in the tax contingency reserve for the elimination of exposure items included in prior years’ tax reserves. The decrease in the effective tax rate between year-to-date periods was primarily impacted by an increase in tax-exempt interest income. The effective tax rate in both current year periods was favorably impacted by the timing of reinstatement of the research credit. The Company did not recognize a benefit for the research credit for the three and nine months ended September 30, 2006, as the credit was reinstated effective December 31, 2006.

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

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2007 was $6.2 million and $11.2 million, respectively, or 18% and 14% of revenues for the respective periods. Comparable amounts for the three and nine months ended September 30, 2006 were $4.4 million, or 18% of revenues, and $9.5 million, or 13% of revenues, respectively. Related net income per diluted share amounts for the three and nine months ended September 30, 2007 were $0.59 and $1.07, respectively, compared to $0.43 and $0.92 per diluted share for the respective prior year periods. The Company expects fourth quarter 2007 net income to range from $0.27 to $0.32 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At September 30, 2007, no amounts were outstanding under the credit agreement. At September 30, 2007, the Company had working capital of $67.9 million, an increase of $13.9 million from working capital at December 31, 2006. The increase in working capital occurred in spite of the Company’s use of $12.6 million of cash in the third quarter to repurchase 500,000 shares of its common stock. Offsetting this outflow of cash and contributing to the increase in working capital was year-to-date net income of $11.2 million, proceeds from employee stock plans of $2.0 million and the impact of a $9.9 million net transfer of funds from non-current to current marketable securities. The net transfer resulted from a non-cash change in the classification of $26.3 million of marketable securities from non-current as of December 31, 2006 to current as of September 30, 2007, partially offset by a $16.4 million use of cash to purchase non-current marketable securities. The change in the classification of marketable securities occurred as the remaining term to maturity for these securities is twelve months or less as of September 30, 2007.

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The program adopted by the Company’s Board of Directors in July 2007 replaced the repurchase program adopted in May 1999. During the three months ended September 30, 2007, the Company repurchased 500,000 shares of its common stock at an average purchase price of $25.26 per share under the authorization. On October 17, 2007, the Company’s Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. This new program replaces the completed share repurchase program that was adopted in July 2007. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. The Company also intends on utilizing its current assets for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $18.0 million for the nine months ended September 30, 2007, compared to $7.8 million in the same prior year period. The $10.2 million increase in cash generated from operations resulted from a $9.2 million increase in cash from changes in operating assets and liabilities and a $1.0 million increase in net income adjusted for non-cash items. The change in operating assets and liabilities compared to the prior year’s period was primarily due to a $4.5 million favorable variation in the change in receivables, a $3.3 million favorable variation in the change in aggregate trade accounts payable, accrued compensation and other accrued expenses, a $2.3 million larger increase in deferred income and customer deposits and a $1.5 million larger increase in income taxes payable. These changes were partially offset by a $1.6 million unfavorable change in inventories and a $0.7 million unfavorable change in prepaid expenses. The favorable variation in receivables resulted from a $1.9 million reduction in receivables in the current period, compared to a $2.6 million increase in the prior year’s period. The current period decline in receivables occurred in spite of a 10% increase in revenue in the third quarter 2007 compared to the fourth quarter 2006, due to a higher concentration of sales in the first two months of this year’s third quarter relative to the fourth quarter of 2006. The change in the timing of sales during the quarter facilitated collection of a significant portion of third quarter sales during the third quarter. The larger increase in deferred income and customer deposits resulted from the sale of maintenance contracts on a growing base of installed CD-R and DVD-R publishing systems. The favorable change in the aggregate amount of payables and accrued expenses as well as income taxes payable was primarily impacted by the timing of payments. The unfavorable change in inventories in the current year’s period was due to a build-up of finished goods inventory in support of expected future demand and parts and assemblies associated with new product introductions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities resulted in a net use of cash of $10.5 million for the nine months ended September 30, 2007, compared to a net use of cash of $8.5 million for the same prior year period. The larger use of cash in investing activities in the current period was primarily the result of $9.5 million in purchases of marketable securities, net of related maturities, during the nine months ended September 30, 2007, compared to $6.1 million in the same prior year period. Partially offsetting the larger net purchase of marketable securities was a $1.3 million reduction in capital expenditures. Capital expenditures for the nine months ended September 30, 2007 totaled $1.2 million, and consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling. Costs capitalized during the nine months ended September 30, 2007 for the enterprise resource planning system amounted to $0.2 million, and consisted primarily of software development costs incurred in the first quarter.

Net cash used in financing activities totaled $9.6 million for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2006. The significant variation in financing activities between periods was primarily due to the Company’s use of $12.6 million in cash to repurchase 500,000 shares of its common stock in the third quarter of 2007. Financing activities in each period also included proceeds from employee stock plans of $2.0 million and $1.8 million, respectively. Additionally, both periods include excess tax benefits recognized as an addition to the APIC (additional paid-in capital) pool of $1.0 million. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of SFAS 123R.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the nine months ended September 30, 2007.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates in 2007 primarily involved the Company’s assessment of required inventory reserves and its analysis of potential asset impairment. The impact of these changes on earnings for the nine months ended September 30, 2007 is discussed below.

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

The Company records a reserve for sales returns from its customers. The amount of the reserve is based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products, and the Company reviews the distributors’ inventory to insure compliance with the return policy.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized pro-ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000 was being recognized as compensation expense over the performance period ending December 31, 2008.

During the three months ended September 30, 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company was required to reverse during the three months ended September 30, 2007 all compensation expense recorded in prior periods for the 2006 performance shares, amounting to approximately $111,000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If factors change and the Company uses different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period.

See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at September 30, 2007 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.

In the second quarter of 2007, the Company recorded a charge to cost of revenues of $60,000 for an impairment in the carrying value of manufacturing tooling associated with the assembly of the Rimage 360i product line. The impairment charge was triggered by slow sales of the Rimage 360i product and represented the remaining net book value of the tooling.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. This Statement applies only to fair-value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This Statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair-value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008, and are expected to be applied prospectively. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its common stock in the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

July 1 – July 31, 2007	—	—	—	500,000
August 1 – August 31, 2007	500,000	$25.26	500,000	—
Sept. 1 – Sept. 30, 2007	—	—	—	—
Total	500,000	$25.26	500,000	—

(1) On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. On October 17, 2007, the Company’s Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. This new program replaces the completed share repurchase program that was adopted on July 25, 2007. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant

Date:	November 9, 2007	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	November 9, 2007	By:	/s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer