Form 10-K
period 2007-12-31
RIMAGE CORP
filed 2008-03-14
CIK 892482

FORM 10-K
 U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Minneapolis, Minnesota	55439
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(952) 944 - 8144

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value

Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐ Accelerated Filer ☒

Non-Accelerated Filer ☐  Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $303,900,000.

As of February 29, 2008, 9,788,947 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information

PART I

ITEM 1.	BUSINESS

General

Rimage Corporation (“Rimage” or the “Company”) is a leading provider of high-performance digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. Rimage’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its digital publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography, medical imaging and business services.

Incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital storage production equipment since its inception. From 1987 until the introduction of its first CD recordable (“CD-R”) production equipment in 1995, most of Rimage’s products consisted of diskette and tape duplication equipment. Rimage also generated a significant portion of its revenue from CD-ROM and diskette duplication and production services from 1993 until 1999. From 1994 to 1997, Rimage also engaged in other lines of business, including development of browser and archiving software and distribution of CD-ROM stamping presses.

Since 1995, Rimage has focused its business on development and sale of its CD-R publishing systems, and since 2000, its DVD recordable (“DVD-R”) publishing systems. Blue laser capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this emerging technology. In 1997, Rimage ceased distribution activities for CD-ROM stamping presses and terminated browser and archiving software development. During the third quarter of 1998, Rimage ceased operations of its Minnesota services business and sold the equipment and inventory associated with that business. On June 30, 1999, Rimage ceased operations of its Colorado services business and sold all the assets associated with that business. The resources previously applied to these businesses were instead applied to development and sales of the Company’s digital publishing systems for commercial applications.

Products

Rimage’s products are designed to enable the automation of data distribution and archiving processes. In some cases, this results in a reduction of labor and training costs for users of the products; in other cases, it enables totally new and innovative applications. Rimage products provide compelling solutions for distribution and archiving of information on recordable CD, DVD and blue laser media for just-in-time, on-demand and mass customization of discs with unique content and labels.

The principal benefits to users of Rimage’s products include unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of Rimage’s marketing and development strategy is to provide users with a path for future product upgrades to obtain improved products or products with additional capabilities, such as drives that will accommodate new media types, drives with faster recording speeds and opportunities to upgrade to improved printing technologies. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts and repair service for current, as well as past products.

Sales of Rimage’s digital publishing systems comprised 52%, 54% and 62% of its revenue from operations during 2007, 2006 and 2005, respectively. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank recordable CD, DVD and blue laser media), parts and maintenance contract sales.

Rimage’s digital publishing systems have been divided into two primary product lines: the Producer line of equipment for higher volume requirements for production of recordable CD, DVD or blue laser media, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of hardware products continues to generate a significant portion of Rimage’s revenue, comprising 43% of total revenues during 2007 at $46,829,000, 44% during 2006 at $44,874,000 and 51% in 2005 at $48,428,000. The Desktop line of hardware products contributed 9% of total revenues in 2007 at $9,435,000, 10% in 2006 at $10,640,000 and 11% in 2005 at $10,692,000. The balance of revenue in each year was generated through sale of Rimage-branded blank recordable CD, DVD and blue laser media, ribbons, ink cartridges, parts, repair services and maintenance contracts. These recurring revenues comprised 48% of total revenues during 2007 at $52,610,000, 46% during 2006 at $47,738,000 and 38% in 2005 at $36,290,000. The growth in recurring revenues has been spurred by the expansion of the Company’s worldwide installed base of digital publishing systems as well as the Company’s introduction in 2004 of its consumable supplies strategy involving media kits. Through this strategy, the Company assembles Rimage-branded blank recordable CD or DVD discs with replacement printer ribbons and cartridges into kits to simplify the customer’s purchase and use of these consumable products in the production process.

The Producer III Series. The Producer III Series of digital publishing systems, introduced in 2006, represents the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD, DVD and blue laser discs with digital content. The Producer line of products also includes previously available systems from the Producer II Series and DiscLab Series. In 2007, the Company augmented its Producer product line with the introduction of the Professional Series line of digital publishing systems. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or blue laser media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components.

Rimage offers its Producer line of products in five basic configurations to meet the varying needs of its commercial customers. The Rimage 8100 system, part of the Producer III Series of publishing systems introduced in 2006, provides industry leading speed and throughput for on-demand production of CD, DVD or blue laser discs with digital content. The Rimage 8100 system utilizes up to four simultaneous data streams and four recorders and provides for a capacity of 300 discs. The Rimage 7100 system, also part of the Producer III series, comes standard with two recorders. The Amigo II system, introduced in 2001, comes with a single recorder. The Rimage 8100 and Rimage 7100 systems are available with either a stand-alone control center or a control center embedded inside the unit. These two systems and the single-recorder Amigo II system are each available with either Rimage’s Everest or Prism printers. The DiscLab systems, consisting of the DLN5200 and DL5200, and the Professional Series systems, consisting of the 5300N and 5100N, are designed predominantly as network attached publishing systems and feature an embedded control center, an Everest printer and a small product size and footprint.

The Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color and monochrome labels with quality similar to offset and silkscreen printing systems. Everest produces images on recordable CD, DVD and blue laser media that are indelible and cover the full surface of the media. Rimage’s Prism printer provides high-speed, laser quality monochrome and spot color printing on standard recordable CD and DVD media for in-house, customized printing. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

The markets served by Rimage’s Producer line of products include the digital photography, medical imaging and business services industries. List prices for the Producer line of publishing products range from $10,500 to $49,400.

The Desktop Series. Rimage’s Desktop Series of CD-R/DVD-R products features economical pricing, a compact “desktop” design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. The Company introduced the two-drive recorder Rimage 2000i Desktop publishing system and Rimage 480i thermal inkjet printer in June 2004. Co-developed by the Company and Hewlett-Packard, the Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD-R/DVD-R discs. The list price for the Rimage 2000i Desktop publishing system approximates $4,000.

Marketing and Distribution

Rimage currently utilizes the following principal means of distributing its products: Direct sales using its own sales force; a two-tier distribution channel of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor or OEM to end-user distribution channel in Asia Pacific, some areas in Europe and some U.S. market applications. Rimage’s channel partners, primarily consisting of distributors, value added resellers and other strategic partners, currently generate the majority of the Company’s sales.

Rimage has historically focused its sales and marketing efforts on high-volume CD-R and DVD-R publishing solutions for its Producer product line in such areas as banking and finance, wholesale photo processing labs, medical imaging, and more recently, retail photography. Rimage plans to continue to expand its position in many of these markets while also focusing on new applications with high-growth potential in business services. Such expanded sales and marketing efforts have led to growth in the Company’s sales and marketing organization to help penetrate these targeted markets and strengthen marketing support for new products.

During 2007, 2006 and 2005, Rimage derived 14%, 15% and 12% of its respective revenues from one of its distributors, and derived 9%, 14% and 8% of its revenues from a second distributor during the same respective periods. Sales to one of the Company’s strategic partners represented 9% of revenues during 2007 and 2006 and 11% during 2005.

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, Rimage Europe GmbH and Rimage Japan Co., Ltd., respectively. Foreign sales constituted approximately 36% of Rimage’s revenues for the year ended December 31, 2007 and 34% of revenues for both of the years ended December 31, 2006 and 2005.

Competition

Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Teac, Microtech Systems, Inc. and LSK Data Systems GmbH. Rimage is able to compete effectively in the sale of digital publishing systems because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that its quality printing capabilities for recordable CD, DVD and blue laser media, its transporter mechanisms, its software and its integration tools differentiate its products from those of competitors. Rimage also competes with alternative technologies in the storage media industry such as high capacity hard drives, flash memory, new recordable media technologies, file servers accessible through computer networks, the Internet and additional media under development. Rimage believes that within its targeted markets its technology has advantages over these alternative technologies in terms of usability, reliability, performance, privacy and cost.

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

Research and Development

At December 31, 2007, 28 full-time employees were involved in research and development at Rimage. This staff, with advanced development, software, electrical, mechanical and drafting capabilities, engages in research and development of new products and development of enhancements to existing products.

The industries served by Rimage are subject to rapid technological changes. Alternate data storage media exist or are under development, including high capacity hard drives, new recordable media technologies, file servers accessible through computer networks and the Internet. All these forces may affect the usage of recordable CD, DVD and blue laser media. Rimage believes that it must continue to innovate and anticipate advances in the storage media industry in order to remain competitive.

Rimage’s expenditures for research and development were $5,903,000, $6,738,000 and $5,512,000 in 2007, 2006 and 2005, representing 5.4%, 6.5% and 5.8% of revenues, respectively. Rimage anticipates its expenditures in research and development will approximate 6% to 7% of revenues during 2008.

Patents and Government Regulation

Rimage currently maintains 21 U.S. and foreign patents and has a total of 13 U.S. and foreign patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products.

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

The FCC requires some of Rimage’s equipment to meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Employees

At December 31, 2007, Rimage had 212 full-time employees, of which 28 were involved in research and development, 100 in production, testing, repair and customer service, and 84 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, there are alternative data storage media, and additional media is under development, including high capacity hard drives, flash memory, new recordable media technologies, file servers accessible through computer networks and the Internet. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the storage media industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our business will suffer lost sales.

Our market is becoming more competitive. Competition may result in price reductions, lower gross profits and loss of market share.

The storage media industry is becoming more competitive, and we face the potential for increased competition in developing and selling our recordable CD, DVD and blue laser publishing systems in both the U.S. and in foreign markets. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. Our current primary competitors include Primera Technology, Inc., Teac, Microtech Systems, Inc. and LSK Data Systems GmbH. To remain competitive, we believe that we must continue to provide:

▪	Technologically advanced systems that satisfy the demands of end-users.

▪	Continuing advancements in our recordable CD, DVD and blue laser digital publishing systems.

▪	A dependable and efficient distribution and reseller network.

▪	Superior customer service.

▪	High levels of quality and reliability.

We cannot assure you that we will be able to compete successfully against our current or future competitors. The storage media industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to customers and loss of market share and could require increased spending by us on research and development, sales and marketing and customer support.

If our products fail to compete successfully with other existing publishing systems or newly-developed products for the storage media industry, our business will suffer.

The success of our products depends upon our end users choosing our recordable CD, DVD and blue laser technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, flash memory, new media technologies, file servers accessible through computer networks and the Internet, and additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our products could decrease. Further, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other publishing systems or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 36% of our revenues for the year ended December 31, 2007 and 34% of our revenues for each of the years ended December 31, 2006 and 2005. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

▪	Foreign governments may impose tariffs, quotas and taxes.

▪	The demand for our products will depend, in part, on local economic health.

▪	Political and economic instability may reduce demand for our products.

▪	Restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets.

▪	Potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets.

▪	We may face difficulties in managing our international operations.

▪	The burden and cost of complying with a variety of foreign laws.

▪	We may decide to price our products in foreign currency denominations.

▪	Our contracts with foreign distributors and resellers cannot fully protect us against political and economic instability.

▪	We may face difficulties in collecting receivables.

▪	We may not be able to control our international distributors’ efforts on our behalf.

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

Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, or may apply for and obtain patents that will prevent, limit, or interfere with our ability to manufacture or market our products. Further, although we do not believe that any of our products infringe the rights of others, third parties have claimed, and may in the future claim, our products infringe on their rights, and these third parties may assert infringement claims against us in the future. We may litigate to enforce patents issued to us and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us could involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products.

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

Our sales will decline, and our business will be materially harmed if our key channel partners do not effectively market or sell our products or if there is a significant reduction, delay or cancellation of orders from such channel partners or our direct OEM customers.

We distribute our products to end users through our own sales force, through distributors and through a two-tier system of distributors and resellers. Our distributors and resellers are independent businesses that we do not control. We cannot be certain that our distribution channel will continue to market or sell our systems effectively. Our agreements with distributors and resellers do not contain requirements that a certain percentage of such parties’ sales are of our products, nor do the agreements restrict their ability to choose alternative sources for digital publishing systems.

During 2007, sales to one of our distributors represented 14% of our revenues. Sales to this distributor and a second distributor generated 15% and 14%, respectively, of our revenues in 2006. During 2005, we derived 12% of our revenues from one of these distributors and approximately 11% of revenues from a strategic partner. A significant reduction, delay or cancellation of orders from our key channel partners or our direct OEM customers, or the loss of any of them, could have a negative impact upon our operating results. Further, some of our channel partners are small organizations with limited capital, and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our future growth and success will continue to depend in large part upon the success of our channel partners in operating their businesses and our relationships with our direct OEM customers.

If we do not maintain adequate inventories of component parts or finished goods, or if we fail to adequately forecast demand, the likely resulting delays in producing our publishing systems products would damage our business.

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

We assemble our Producer Series and Desktop Series products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including our Everest printers, DVD-R drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts from third parties, some of whom are single-source suppliers of these components. If any of our suppliers is unable to ship critical components, we would be unable to manufacture and ship products to our end-users, distributors or resellers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. Identifying and qualifying alternative suppliers of components would take time, involve significant additional costs and may delay the production of our products. Further, if we obtain a new supplier for a component or assemble our product using an alternative component, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to end-users, distributors or resellers could be extended, and our costs associated with the change in product manufacturing could increase.

The failure of our third-party manufacturers to manufacture the products for us, and the failure of our components suppliers to supply us with the components consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, loss of sales, increases in costs and lower gross profit margins.

Our products must be compatible with products designed and manufactured by others and, in the event of design changes or the introduction of new products by them or us, our products must continue to be compatible with products of others.

Our Producer Series and Desktop Series of digital publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others, and we may incur additional expense designing for compatibility.

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

We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

▪	The number and mix of products sold in the quarter.

▪	The timing of major projects.

▪	The availability and cost of components and materials.

▪	Timing, costs and benefits of new product introductions.

▪	Customer order size and shipment timing.

▪	Seasonal factors affecting timing of purchase orders.

▪	Promotions by ourselves or competitors, and the timing of the promotion.

▪	The impact to the marketplace of competitive products and pricing.

▪	The timing and level of operating expenses.

Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts’ or investors’ expectations, the market price of our common stock may fall abruptly and significantly.

If we fail to retain and attract highly skilled managerial and technical personnel, we may fail to remain competitive.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. The loss of the services of our management team, some of whom have significant experience in our industry, and other key personnel could impair our ability to effectively manage our company and to carry out our business plan. We do not carry key person life insurance on any of our executive officers. In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and thereby materially harm our business and financial condition.

Our stock price may be volatile, and a shareholder’s investment could decline in value.

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of emerging companies have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

▪	Actual or anticipated variations in our operating results.

▪	Investments required in infrastructure and/or personnel to meet long-term strategic objectives.

▪	Technological innovations or new commercial products introduced by us or our competitors.

▪	Developments concerning proprietary rights.

▪	Changes in senior management.

▪	Investor perception of us and our industry.

▪	General economic and market conditions including market uncertainty.

▪	National or global political events.

▪	Public confidence in the securities markets and regulation by or of the securities markets.

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

Certain provisions of our Minnesota law, our bylaws and other agreements may make it more difficult for a third- party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

▪	The provisions of Minnesota law relating to business combinations and control share acquisitions.

▪	The provisions of our bylaws regarding the business properly brought before shareholders.

▪	The right of our Board of Directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series.

▪	Our shareholder rights plan, which would cause substantial dilution to any person or group attempting to acquire our company on terms not approved in advance by our Board of Directors.

▪	The provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control.”

▪	The provisions of our agreements provide for severance payments to our executive officers in the event of certain terminations following a “change in control.”

These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that Act relating to management certification of internal controls, the regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Rimage headquarters are located in a leased facility of 58,500 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rents this facility under a noncancellable 48-month lease initiated August 1, 2004. Monthly base rent was $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. This facility is used for manufacturing, engineering, service, sales, marketing and administration. The lease on this facility expires on July 31, 2008 and the Company is currently evaluating options to meet its future space requirements. In July 2006, Rimage entered into a new facility lease of approximately 18,200 square feet in Dietzenbach, Germany, used for service, sales and light assembly. The current term of the lease in Germany expires June 30, 2011, and monthly base rent is €14,833 (or approximately $22,000 U.S. dollars). Additionally, the Company leases a facility of approximately 1,109 square feet in Tokyo, Japan, used for sales and service. The monthly base rent is ¥ 379,040 (or approximately $3,200 U.S. dollars). The term of the lease in Japan, as revised, expires on May 31, 2008, and the Company is actively evaluating options for a new leased facility that accommodates growth in its Japanese subsidiary operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is exposed to a number of asserted and unasserted legal claims encountered in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Rimage did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Rimage’s common stock is traded on the Nasdaq Global Market under the symbol “RIMG”. The following table sets forth, for the periods indicated, the range of low and high prices for Rimage’s common stock as reported on The Nasdaq Stock Market.

	Low	High

Year 2006:
1st Quarter	$20.25	$33.95
2nd Quarter	$17.52	$23.24
3rd Quarter	$18.08	$26.76
4th Quarter	$20.50	$27.04
Year 2007:
1st Quarter	$23.50	$28.74
2nd Quarter	$25.76	$34.58
3rd Quarter	$21.59	$34.63
4th Quarter	$20.79	$27.39

Shareholders

As of February 25, 2008, there were 52 shareholders of record of Rimage’s common stock.

Dividends

To date, Rimage has not paid or declared any cash dividends on its common stock. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage’s continued earnings, financial condition, capital requirements and other relevant factors.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding Rimage’s equity compensation plans in effect as of December 31, 2007. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)

Equity compensation plans approved by shareholders:	1,240,091	$16.57	507,320

Equity compensation plans not approved by shareholders:	—	—	—

Total	1,240,091	$16.57	507,320

(1)	Excludes shares of common stock listed in the first column

Performance Graph

The Company’s common stock is quoted on The Nasdaq Global Market. The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. Rimage has chosen to use the Nasdaq National Market Index (U.S.) as its broad market index and the Nasdaq Computer Manufacturer Stocks Index as its index of peer companies.

The following graph shows changes during the period from December 31, 2003 to December 31, 2007 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07

Nasdaq National Market Index	$100.00	$108.83	$111.14	$122.11	$132.41

Nasdaq Computer Manufacturer Stocks Index	$100.00	$130.29	$133.30	$136.14	$199.19

Rimage Corporation	$100.00	$101.45	$182.95	$164.14	$163.83

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).

Consolidated Statements of Income Information:

		Year ended December 31,

	2007	2006	2005	2004	2003

Revenues	$108,874	$103,252	$95,410	$70,848	$53,797
Cost of revenues	$57,719	$56,014	$51,957	$38,027	$27,399
Gross profit	$51,155	$47,238	$43,453	$32,821	$26,398
Operating expenses	$30,274	$29,464	$26,829	$19,386	$14,841
Operating income	$20,881	$17,774	$16,624	$13,435	$11,557
Other income, net	$3,513	$2,684	$1,419	$608	$515
Income tax expense	$8,633	$7,374	$6,675	$4,971	$4,406
Net income	$15,761	$13,084	$11,368	$9,072	$7,666

Basic net income per share	$1.59	$1.33	$1.19	$0.98	$0.86
Diluted net income per share	$1.52	$1.26	$1.10	$0.91	$0.79
Weighted average shares outstanding:
Basic	9,915	9,812	9,530	9,290	8,931
Diluted	10,371	10,356	10,312	9,932	9,743

Consolidated Balance Sheet Information:

		Balances as of December 31,

	2007	2006	2005	2004	2003

Cash and cash equivalents	$7,416	$8,500	$12,693	$12,120	$26,742
Marketable securities	$51,605	$30,266	$51,582	$40,375	$21,855
Receivables, net	$14,447	$21,697	$12,885	$10,184	$6,243
Inventories	$8,075	$6,072	$6,621	$7,396	$3,334
Current assets	$84,771	$70,116	$86,444	$71,665	$59,849
Property and equipment, net	$3,206	$3,626	$2,525	$2,386	$1,137
Marketable securities - non-current	$35,201	$38,594	$—	$—	$—
Total assets	$125,096	$112,359	$89,009	$74,138	$61,024
Current liabilities	$17,882	$16,163	$12,191	$11,277	$9,013
Long-term liabilities	$2,153	$720	$289	$139	$—
Stockholders’ equity	$105,061	$95,476	$76,529	$62,722	$52,011

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2007 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenues	100.0	100.0	100.0	5.4	8.2
Cost of revenues	(53.0)	(54.2)	(54.5)	3.0	7.8

Gross profit	47.0	45.8	45.5	8.3	8.7
Operating expenses:
Research and development	(5.4)	(6.5)	(5.8)	(12.4)	22.2
Selling, general and administrative	(22.4)	(22.0)	(22.3)	7.2	6.6

Operating income	19.2	17.2	17.4	17.5	6.9
Other income, net	3.2	2.6	1.5	30.9	89.1

Income before income taxes	22.4	19.8	18.9	19.2	13.4
Income tax expense	(7.9)	(7.1)	(7.0)	17.1	10.5

Net income	14.5	12.7	11.9	20.5	15.1

Overview

Rimage develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as digital photography, medical imaging and business services. Rimage anticipates increased sales and marketing expenditures in 2008 as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 48%, 46%, and 38% of its consolidated revenues in 2007, 2006 and 2005, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues were $108.9 million, $103.3 million and $95.4 million for 2007, 2006 and 2005, respectively, reflecting increases of approximately 5%, 8% and 35%, respectively, over the prior years.

The growth in revenues from 2006 to 2007 was primarily impacted by a $4.9 million or 10% increase in the volume of recurring revenues, consisting of sales of printer ribbons, ink cartridges, media kits, blank CD-R and DVD-R media, parts and maintenance contracts. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Revenue growth was also favorably impacted by a $2.0 million or 4.4% increase in sales of Producer product line equipment, primarily the result of increased sales volume. Sales of Producer product line equipment benefited from deliveries against significant orders received in the second quarter from the retail market. Partially offsetting the increases in recurring and Producer product line equipment revenues was a decrease in the volume of Desktop product line equipment sales, largely driven by reduced sales of the low-end Rimage 360i product line. Sales of Producer product line equipment comprised 43% of total revenues for the year ended December 31, 2007, compared to 43.5% in the prior year period. Recurring revenues comprised 48% and 46% of total revenues for the years ended December 31, 2007 and 2006, respectively. Remaining revenues in each year were generated by sales of Desktop product line equipment, representing 9% and 10% of revenues, respectively.

The growth in revenues from 2005 to 2006 was primarily driven by an increase of 31%, or $11.4 million, in the volume of recurring revenues, the content of which is described above. Partially offsetting the growth in recurring revenues was a decrease in the volume of sales of Producer product line equipment of $3.5 million, resulting primarily from reduced sales volume in the retail market. The reduction in 2006 retail sales was impacted by the Company’s product rollout into the U.S. retail market in 2005, which generated equipment sales of approximately $9.0 million. Sales of Desktop product line equipment were relatively flat from 2005 to 2006.

International sales rose 12% in 2007 and comprised 36% of total sales, compared to 34% in both 2006 and 2005. The European market continued to generate the majority of international sales, with sales increasing 10% from 2006 to 2007 and 8% from 2005 to 2006. Most of the revenue growth in 2007 in the European market stemmed from currency fluctuations. Sales in Asian markets also grew, rising 31% in 2007 and 35% in 2006 from the same prior year periods, reflecting increased sales efforts in this region by a Rimage subsidiary operation established in Japan in 2005. Currency fluctuations affecting the Company’s European and Japanese operations increased 2007 consolidated revenues by 2.6% relative to 2006 and less than 1% for 2006 relative to 2005.

The Company expects to achieve continued revenue growth in 2008, the rate at which will be dependent upon many factors, including the effectiveness of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of revenues was 47.0% for the year ended December 31, 2007, compared to 45.8% and 45.5% for the years ended December 31, 2006, and 2005, respectively.

The improvement in gross profit as a percentage of revenues in 2007 relative to 2006 was impacted by reduced product costs for some equipment configurations and consumables and the impact of higher average selling prices for lower-end Producer equipment configurations and Desktop equipment. Additionally, gross margins in the current year benefited from a reduced concentration of sales of lower margin products. Sales of Desktop product line equipment, media and media kits, which generally carry the lowest gross margins of all product offerings, decreased to 23% of total revenues in 2007 from 25% in 2006. Further, service related margins improved from the prior year as the growth in service revenues outpaced the growth in associated service support costs. Partially offsetting the favorable changes described above were lower average selling prices on high-end Producer equipment configurations, influenced by the higher concentration of sales generated from the retail market. Both 2007 and 2006 were unfavorably impacted by charges to cost of revenues for provisions for excess raw material inventory and impairments in the carrying amount of manufacturing tooling, both driven by slow sales of the Rimage 360i Desktop product line. Such charges reduced gross profit by $0.5 million, or 0.5 percentage points, in 2007, and $0.6 million, or 0.6 percentage points, in 2006.

Gross profit as a percentage of revenues increased slightly in 2006 relative to 2005 in spite of a lower volume and concentration of Producer product line equipment sales, which generally carry higher margins than Desktop product line equipment or recurring revenues, and the inclusion in 2006 cost of sales of charges of $0.6 million as discussed above. Producer product line equipment sales comprised 44% of total revenues in 2006, compared to 51% in 2005. The volume and concentration of recurring revenues, which generally carry lower margins than equipment sales, increased to 46% of total revenues, compared to 38% in 2005. Offsetting the unfavorable impact on gross margin of the described changes in product mix and charges to cost of sales was an improvement in service related margins, stemming from a higher rate of growth of service related revenues relative to associated support costs. Additionally, equipment revenues in 2006 were more concentrated in higher margin transactions, impacted by higher average selling prices for some Producer equipment configurations.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating Expenses. Research and development expenses were $5.9 million, $6.7 million and $5.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing 5.4%, 6.5% and 5.8% of revenues, respectively.

The 12% decrease in research and development expenses from 2006 to 2007 was primarily due to the timing of activities associated with new product development projects. Development expenses incurred in 2007 included costs to support the introduction of the Professional Series line of Producer products and other products under development. A higher level of development expenses were incurred in 2006 to support the completion of the

Company’s next generation Producer product line, the Producer III. Also contributing to the reduction in research and development expenses in 2007 were lower compensation related costs, impacted primarily by a 13% reduction in headcount and a reduction in stock-based compensation expense of $45,000.

The 22% increase in research and development expenses from 2005 to 2006 reflect development costs to support the introduction in 2006 of the Company’s next generation Producer product line, continued development of new products and enhancements to existing products. Stock-based compensation expenses increased research and development expenses by $163,000 in 2006.

Rimage anticipates its expenditures in research and development will approximate 6% to 7% of revenues during 2008 to support new product development initiatives and improve existing products.

Selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were $24.4 million, $22.7 million and $21.3 million, respectively, representing 22.4%, 22.0% and 22.3% of revenues, respectively.

The 7% increase in selling, general and administrative expenses in 2007 compared to 2006 is primarily the result of the Company’s further strengthening of its global sales, marketing and administrative organizations and increased expenditures for marketing and promotional programs. Contributing to the increase in expenses was an increase in average selling, general and administrative headcount of 15% from 2006 to 2007 and increased temporary labor requirements. Partially offsetting the described increase in expenses was the impact of $1.2 million of consulting expenses incurred in the prior year’s first quarter for the completion of a strategic analysis of the Company’s operations and a $0.9 million reduction in consulting and other expenses associated with the Company’s completion in the first quarter 2007 of the implementation of a new enterprise resource planning system initiated in 2006.

The 7% growth in selling, general and administrative expenses in 2006 relative to 2005 was primarily driven by $1.4 million of expenses incurred during the year to support the implementation of a new enterprise resource planning system, increased costs associated with a 23% increase in headcount and stock-based compensation expenses of $1.4 million. Partially offsetting the described expense increases was a $1.1 million reduction in consulting expenses associated with a strategic analysis of the Company’s operations initiated in the last half of 2005 and completed during the first quarter of 2006. Additionally, sales and marketing expenses decreased in 2006 primarily as a result of reduced costs for advertising and promotional activities due to implementation of programs in the prior year’s second quarter to support the launch of the Rimage 360i Desktop product, and a reduction in cooperative marketing program costs resulting from the Company’s transition to an alternative program format with its distributors.

Selling, general and administrative expenses in 2008 are expected to comprise a similar proportion of total revenues relative to 2007 to support initiatives to further expand and strengthen the Company’s global sales and marketing organization.

Other Income, Net. The Company recognized interest income on cash and marketable securities of $3.5 million, $2.8 million and $1.5 million in 2007, 2006 and 2005, respectively. The year-over-year increases in interest income were driven primarily by a $15 million and a $13 million respective increase in average cash equivalent and marketable securities balances. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2007, 2006 and 2005, income tax expense amounted to $8.6 million, $7.4 million and $6.7 million, respectively, representing 35.4%, 36.0% and 37.0% of income before income taxes, respectively. The year-over-year decreases in the effective tax rate were primarily impacted by increased tax-exempt interest income in each year. The 2007 effective tax rate was also favorably impacted by an increase in the manufacturer’s tax deduction and the federal research credit. Partially offsetting these favorable changes was an increase in state income taxes in 2007 relative to 2006.

The Company implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainly in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. The impact on the Company’s financial statements of adopting FIN 48 was insignificant; as a result, the Company did not record a cumulative effect adjustment to the January 1, 2007 balance of retained earnings.

The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2008.

Net Income / Net Income Per Share. Net income for the years ended December 31, 2007, 2006 and 2005 amounted to $15.8 million, $13.1 million and $11.4 million, representing 14.5%, 12.7% and 11.9% of revenues, respectively. Related net income per diluted share amounts were $1.52 in 2007, $1.26 in 2006 and $1.10 in 2005.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. The credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At December 31, 2007, no amounts were outstanding under the credit agreement.

At December 31, 2007, the Company had working capital of approximately $67 million, an increase of $13 million from working capital reported at December 31, 2006. Contributing to the increase in working capital was year-to-date net income of $15.8 million, proceeds from employee stock plans of $2.8 million and the impact of a $3.4 million net transfer of funds from non-current to current marketable securities. Partially offsetting these increases in working capital were the Company’s use of $12.6 million of cash in the third quarter of 2007 to repurchase 500,000 shares of its common stock and purchases of property and equipment of $1.3 million. The net transfer of funds described above resulted from a non-cash change in the classification of $31.8 million of marketable securities from non-current as of December 31, 2006 to current as of December 31, 2007, partially offset by a $28.4 million use of cash to purchase non-current marketable securities. The change in the classification of marketable securities occurred as the remaining term to maturity for these securities is twelve months or less as of December 31, 2007.

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The program adopted by the Company’s Board of Directors in July 2007 replaced the repurchase program adopted in May 1999. During the year ended December 31, 2007, the Company repurchased 500,000 shares of its common stock at an average purchase price of $25.26 per share under the authorization. On October 17, 2007, the Company’s Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. This new program replaces the completed share repurchase program that was adopted in July 2007. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. As of December 31, 2007, no shares had been repurchased under this authorization. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares available for repurchase to 1,000,000. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $26.1 million, $12.0 million and $11.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $14.1 million increase in cash provided by operating activities in 2007 relative to 2006 was due to a $2.2 million increase in net income adjusted for non-cash items and an $11.9 million larger increase in cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities was a $7.3 million decrease in accounts receivable in 2007 compared to an $8.8 million increase in 2006, and a $1.3 million larger increase in deferred income year over year. Partially offsetting the favorable impact of the above was a $2.6 million larger net increase in inventories and a $2.3 million smaller net increase in the primary operating liability accounts; consisting of trade accounts payable, income taxes payable and accrued expenses. The large decrease in accounts receivable in 2007 relative to the increase in 2006 was driven largely by a $5.7 million decrease in sales in December 2007 relative to December 2006. The larger increase in deferred income resulted from the sale of maintenance contracts on a growing base of installed CD-R and DVD-R publishing systems. The unfavorable change in inventories was due to a build-up of raw material and sub-assembly inventories associated with new product introductions and to support expected future demand. The smaller net increase in operating liability accounts was primarily affected by the timing of payments.

Net cash used in investing activities amounted to $18.7 million, $19.8 million and $12.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash used in investing activities for each year primarily reflects purchases of marketable securities, net of maturities of marketable securities. Investing activities also include purchases of property and equipment of $1.3 million in 2007, $2.7 million in 2006 and $1.3 million in 2005. Purchases in 2007 consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling. Costs capitalized in 2007 for the enterprise resource planning system amounted to $0.3 million and consisted primarily of software development costs incurred in the first quarter. In 2008, the Company expects total capital expenditures to range between $1.5 million and $2.0 million, primarily reflecting investments to support the Company’s information technology requirements and the production and product development processes.

Net cash used in financing activities totaled $8.7 million in 2007, compared to net cash provided by financing activities of $3.4 million in 2006 and $1.8 million in 2005. The significant net use of cash in financing activities in 2007 was due to the Company’s repurchase of 500,000 shares of its common stock in the third quarter of 2007 for $12.6 million. Financing activities in each year included proceeds from employee stock plans of $2.8 million, $2.3 million and $1.8 million, respectively. Additionally, financing activities in both 2007 and 2006 include $1.2 million associated with excess tax benefits recognized as an addition to the Additional Paid-in Capital (“APIC”) pool, which are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.”

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and income tax liabilities under FIN 48 at December 31, 2007 is as follows (in thousands):

	Payments due by period

Contractual Obligations	Total	2008	2009	2010	2011	2012

Operating leases	$1,680	$805	$450	$292	$132	$1

Capital leases (1)	96	33	27	27	9	—

Income tax liabilities under FIN 48 (2)	72	72	—	—	—	—

Total contractual cash obligations	$1,848	$910	$477	$319	$141	$1

(1)	Amounts include principal and interest.

(2)

Represents estimated income tax liabilities accrued under FIN 48 as of December 31, 2007 that are expected to be paid to the applicable tax authorities in 2008. The remaining balance of unrecognized tax benefits under FIN 48 of $115,000 at December 31, 2007 has been excluded from the above table as the period of payment or reversal can not be reasonably estimated. Amounts noted are stated before reduction for the federal benefit for state income tax related amounts and also exclude potential interest and penalties.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Given the implementation effective January 1, 2007 of FIN 48, the Company added a discussion regarding recognition of tax accruals for estimated exposures associated with uncertain tax positions to its critical accounting policy on accounting for income taxes, included below. Management made no other changes to the Company’s critical accounting policies during the year ended December 31, 2007.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates in 2007 primarily involved the Company’s assessment of required inventory provisions and its analysis of potential asset impairment. The impact of these changes on earnings for the year ended December 31, 2007 is discussed below.

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

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

The Company records an allowance for sales returns from its customers. The amount of the allowance is based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products, and the Company reviews the distributors’ inventory to ensure compliance with the return policy.

Revenue for maintenance agreements is recognized primarily on a straight-line basis over the life of the contracts, in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” provides revenue recognition guidance for arrangements with multiple deliverables and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The elements of the Company’s sales transactions are clearly and separately stated and sufficient evidence of their fair value exists to separately account for the elements.

Allowance For Doubtful Accounts And Sales Returns. The Company records an allowance for doubtful accounts for potentially uncollectible receivables. The allowance is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. Actual bad debt exposure could differ significantly from management’s estimates if economic conditions worsened for the Company’s customers. As described above under “Revenue Recognition,” the Company also records an allowance for sales returns from its customers. The amount of the allowance is based upon historical trends, timing of new product introductions and other factors.

Inventory Provisions. The Company records provisions for inventory shrinkage and for potential excess, obsolete and slow moving inventory. The amounts of these provisions are based upon usage, historical loss trends, inventory levels, expected product lives and forecasted sales demand. Results could be materially different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.

In the second quarter of 2007, the Company recorded additional provisions of $0.4 million for the estimated value of excess raw material inventory and to adjust the carrying amount of finished goods inventory to net realizable value, both related to the Rimage 360i Desktop product line. The second quarter increase to the inventory provision was driven by slow sales of the 360i product line.

Income Taxes. The Company recognizes deferred tax assets for the expected future tax impact of temporary differences between book and taxable income. A valuation allowance and income tax charge are recorded when, in management’s judgment, realization of a specific deferred tax asset is uncertain. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Prior to adoption, the Company’s policy was to establish an accrual that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. Management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense. The impact on the Company’s financial statements of adopting FIN 48 was insignificant; as a result, the Company did not record a cumulative effect adjustment to the January 1, 2007 balance of retained earnings. In 2007, the Company recognized tax liabilities of $126,000, before reduction for the federal benefit for state income tax related amounts, for new uncertainties related to prior and current year income tax positions. The Company reversed during 2007 gross tax liabilities, exclusive of interest and penalties, amounting to $190,000 associated with prior year income tax positions, income tax settlements and the lapse of applicable statute of limitations.

Warranty Accruals. The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to twelve months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. The Company records a liability for estimated future warranty claims during the warranty period. The amount of the liability is based on an analysis of historical claims experience, which includes labor, parts and freight costs and consideration of the proportion of parts that can be re-used. Also considered are the anticipated impact of product improvements, releases of new products and other factors. Claims experience could be materially different from actual results because of the introduction of new, more complex products; a change in the Company’s warranty policy in response to industry trends, competition or other external forces; or manufacturing changes that could impact product quality.

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $1.6 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized pro-ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000 was being recognized as compensation expense over the performance period ending December 31, 2008. During the third quarter of 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company reversed all compensation expense recorded in prior periods for the 2006 performance shares during the third quarter of 2007, amounting to approximately $111,000, of which $41,000 related to expense recorded in 2006.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If assumptions change for future stock-based awards, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period.

See Note 2 under the Notes to Consolidated Financial Statements in this Form 10K for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at December 31, 2007 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.

In the second quarter of 2007, the Company recorded a charge to cost of revenues of approximately $60,000 for an impairment in the carrying amount of manufacturing tooling associated with the assembly of the Rimage 360i Desktop product line. The impairment charge was triggered by slow sales of the Rimage 360i product and represented the remaining net book value of the tooling.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This Statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008 and are expected to be applied prospectively. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

	Expected Maturity or Transaction Date

	2008	2009	2010	2011	There- after	Total	Fair Value

Anticipated Transactions and Related Derivatives	(US$ Equivalent in Thousands)

Forward Exchange Agreements
(Receive $US/Pay €) Contract Amount	$3,981	—	—	—	—	$3,981	($34)
Average Contractual Exchange Rate	1.4443	—	—	—	—	1.4443

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2007, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rimage Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited Rimage Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements. Our report stated the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2008

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except share data)

Assets	December 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$7,416	$8,500
Marketable securities	51,605	30,266
Receivables, net of allowance for doubtful accounts and sales returns of $583 and $878, respectively	14,447	21,697
Inventories	8,075	6,072
Prepaid expenses and other current assets	1,591	1,151
Deferred income taxes - current	1,637	2,430

Total current assets	84,771	70,116

Marketable securities - non-current	35,201	38,594
Property and equipment, net	3,206	3,626
Deferred income taxes - non-current	1,918	23

Total assets	$125,096	$112,359

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$7,564	$7,136
Accrued compensation	3,138	2,882
Other accrued expenses	1,157	1,237
Income taxes payable	685	1,207
Deferred income and customer deposits	5,281	3,509
Other current liabilities	57	192

Total current liabilities	17,882	16,163

Long-term liabilities:
Deferred income and customer deposits - non-current	1,930	715
Income taxes payable - non-current	164	—
Other non-current liabilities	59	5

Total long-term liabilities	2,153	720

Total liabilities	20,035	16,883

Commitments and contingencies (Notes 10 and 14)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,705,947 and 9,925,430, respectively	97	99
Additional paid-in capital	33,827	27,914
Retained earnings	70,462	67,324
Accumulated other comprehensive income	675	139

Total stockholders’ equity	105,061	95,476

Total liabilities and stockholders’ equity	$125,096	$112,359

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Revenues	$108,874	$103,252	$95,410
Cost of revenues	57,719	56,014	51,957

Gross profit	51,155	47,238	43,453

Operating expenses:
Research and development	5,903	6,738	5,512
Selling, general and administrative	24,371	22,726	21,317

Total operating expenses	30,274	29,464	26,829

Operating income	20,881	17,774	16,624

Other income (expense):
Interest, net	3,451	2,770	1,544
Gain (loss) on currency exchange	80	(86)	(134)
Other, net	(18)	—	9

Total other income, net	3,513	2,684	1,419

Income before income taxes	24,394	20,458	18,043
Income tax expense	8,633	7,374	6,675

Net income	$15,761	$13,084	$11,368

Net income per basic share	$1.59	$1.33	$1.19

Net income per diluted share	$1.52	$1.26	$1.10

Basic weighted average shares outstanding	9,915	9,812	9,530

Diluted weighted average shares outstanding	10,371	10,356	10,312

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common stock

	Shares	Amount

Balance at December 31, 2004	9,365	$94	$19,678	$42,872	$78	$62,722

Stock issued for employee stock plans	265	2	1,843	—	—	1,845
Income tax reductions relating to exercise of stock options	—	—	868	—	—	868
Comprehensive income:
Net income	—	—	—	11,368	—	11,368
Translation adjustment	—	—	—	—	(314)	(314)
Unrealized gain from available-for-sale securities	—	—	—	—	40	40

Total comprehensive income						11,094

Balance at December 31, 2005	9,630	$96	$22,389	$54,240	$(196)	$76,529

Stock issued for employee stock plans	295	3	2,260	—	—	2,263
Income tax reductions relating to exercise of stock options	—	—	1,583	—	—	1,583
Stock-based compensation	—	—	1,682	—	—	1,682
Comprehensive income:
Net income	—	—	—	13,084	—	13,084
Translation adjustment	—	—	—	—	305	305
Unrealized gain from available-for-sale securities	—	—	—	—	30	30

Total comprehensive income						13,419

Balance at December 31, 2006	9,925	$99	$27,914	$67,324	$139	$95,476

Stock issued for employee stock plans	276	3	2,751	—	—	2,754
Issuance of restricted stock	5	—	—	—	—	—
Income tax reductions relating to exercise of stock options	—	—	1,545	—	—	1,545
Stock-based compensation	—	—	1,617	—	—	1,617
Repurchase of common stock	(500)	(5)	—	(12,623)	—	(12,628)
Comprehensive income:
Net income	—	—	—	15,761	—	15,761
Translation adjustment	—	—	—	—	339	339
Unrealized gain from available-for-sale securities, net of taxes of $125	—	—	—	—	197	197

Total comprehensive income						16,297

Balance at December 31, 2007	9,706	$97	$33,827	$70,462	$675	$105,061

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$15,761	$13,084	$11,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,525	1,519	1,228
Deferred income tax benefit	(1,227)	(1,056)	(392)
Impairment of long-lived assets	60	312	—
Loss on sale of property and equipment	67	41	33
Stock-based compensation	1,617	1,681	—
Excess tax benefits from stock-based compensation	(1,217)	(1,202)	—
Changes in operating assets and liabilities:
Receivables	7,250	(8,812)	(2,702)
Inventories	(2,003)	549	775
Prepaid expenses and other current assets	(440)	133	(822)
Trade accounts payable	553	1,577	696
Income taxes payable	1,187	2,507	51
Accrued compensation	256	(14)	596
Other accrued expenses and other current liabilities	(238)	3	1
Deferred income and customer deposits	2,987	1,693	710

Net cash provided by operating activities	26,138	12,015	11,542

Cash flows from investing activities:
Purchases of marketable securities	(82,128)	(120,026)	(72,553)
Maturities of marketable securities	64,505	102,778	61,386
Purchases of property and equipment	(1,285)	(2,712)	(1,328)
Proceeds from the sale of property and equipment	13	4	5
Other non-current items	169	137	(53)

Net cash used in investing activities	(18,726)	(19,819)	(12,543)

Cash flows from financing activities:
Principal payments on capital lease obligations	(9)	(22)	(11)
Repurchase of common stock	(12,628)	—	—
Excess tax benefits from stock-based compensation	1,217	1,202	—
Proceeds from employee stock plans	2,754	2,263	1,845

Net cash provided by (used in) financing activities	(8,666)	3,443	1,834

Effect of exchange rate changes on cash	170	168	(260)

Net increase (decrease) in cash and cash equivalents	(1,084)	(4,193)	573

Cash and cash equivalents, beginning of year	8,500	12,693	12,120

Cash and cash equivalents, end of year	$7,416	$8,500	$12,693

Supplemental disclosures of net cash paid during the period for:
Income taxes	$8,699	$5,944	$7,000
Non-cash investing and financing activties:
Income tax reductions relating to exercise of stock options	$328	$381	$868
Unrealized net gains from available-for-sale securities	$322	$30	$40
Capital lease obligations	$86	$30	$12
Asset retirement obligation	$—	$66	$—

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Business
The consolidated financial statements include the accounts of Rimage Corporation and its subsidiaries, collectively hereinafter referred to as “Rimage” or the “Company.” All intercompany accounts and transactions have been eliminated upon consolidation.

Rimage develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis.

Revenue Recognition
Revenue for product sales, which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Topic 13(A)(1) have been satisfied:

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

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

Revenue for maintenance agreements is recognized primarily on a straight-line basis over the life of the contracts in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

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

Sales Returns
An allowance for sales returns is recorded by the Company based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s distributors to restrict the volume of returned products.

Receivables and Allowance for Doubtful Accounts

The Company records accounts receivable at face amount less an allowance for doubtful accounts for potentially uncollectible receivables. The allowance is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon bad debt history. The uncollectible portion of receivables is charged against the allowance for doubtful accounts when collection efforts have ceased. Recoveries of receivables previously charged-off are recorded when received. The activity within the allowance for doubtful accounts for the three years ended December 31, 2007 was not significant.

Cash Equivalents
All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents, except for variable rate demand notes, which are classified as marketable securities.

Marketable Securities
Marketable securities generally consist of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. The Company’s investment portfolio at December 31, 2007 did not include any “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines.

Sources of Supply
Many of the purchased components used to assemble the Company’s products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. Although the Company believes it has identified alternative assembly contractors for most of its subassemblies, a change in such contractors would likely require a period of training and testing. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company’s inability to deliver one or more products for a period of several months.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company records provisions for potential excess, obsolete and slow moving inventory based upon usage, historical loss trends, expected product lives and forecasted sales demand.

Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-lived Assets
Long-lived assets at December 31, 2007 and 2006 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. The Company recorded asset impairment charges approximating $60,000 and $312,000 in 2007 and 2006, respectively, for certain manufacturing tooling. See Note 5 for further discussion of these charges.

Product Warranty
The Company’s non-consumable products are warranted to the end-user to ensure end-user confidence in design, workmanship and overall quality. Warranty lengths vary by product type, ranging from periods of six to 12 months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued during the warranty period based on an analysis of historical claims experience, which includes labor, freight and parts costs, with consideration of the proportion of parts that can be re-used.

The warranty accrual rollforward, including provisions and claims, is as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2007	$394	$851	$(838)	$13	$420

December 31, 2006	$317	$874	$(809)	$12	$394

December 31, 2005	$187	$905	$(767)	$(8)	$317

Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized on a straight-line basis over the period during which an employee is required to provide services in exchange for the entire award. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

The Company implemented the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method, and as a result, has not restated prior periods’ results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123R, the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized for periods prior to 2006 for share purchase rights granted in connection with the Company’s Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) or the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation.

Results of operations for periods prior to 2006 have not been restated to reflect recognition of stock-based compensation expense. Had compensation costs for the Company’s stock-based compensation been determined based on the fair value of the awards on the date of grant for stock options and the fair value of the discount related to the Employee Stock Purchase Plan under the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per share for the year ended December 31, 2005 would have been adjusted to the proforma amounts stated in the following table (in thousands, except for per share data):

Year Ended December 31, 2005

Net income:

As reported	$11,368

Stock-based employee compensation, net of tax	(1,122)

Proforma	$10,246

Basic net income per share:

As reported	$1.19

Stock-based employee compensation, net of tax	(0.11)

Proforma	$1.08

Diluted net income per share:

As reported	$1.10

Stock-based employee compensation, net of tax	(0.10)

Proforma	$1.00

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

Foreign Currency Translation / Transactions
The functional currency for each of the Company’s foreign subsidiaries is the respective local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded net gains on foreign currency translation in comprehensive income of $0.3 million for the years ended December 31, 2007 and 2006, and a net loss of $0.3 million for the year ended December 31, 2005.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as allowance for doubtful accounts and sales returns, inventory provisions, asset impairment charges, deferred tax asset valuation allowances, accruals for uncertain tax positions and warranty accruals.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. This Statement is expected to increase the consistency of fair value measurements, but imposes no requirements for additional fair value measures in financial statements. The provisions under SFAS No. 157 are effective for the Company beginning January 1, 2008 and are expected to be applied prospectively. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 includes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No.

160 are effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

2)	Stock-Based Compensation and Common Stock Repurchases

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At December 31, 2007, a total of 507,320 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its 1992 Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee directors under the 2007 Plan vest immediately and restrictions lapse one year from the date of grant. Performance shares granted to employees under the 1992 Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date.

Amounts recognized in the financial statements for the years ended December 31, 2007 and 2006 with respect to the Company’s share-based payment arrangements are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Total stock-based compensation cost	$1,617	$1,682
Amounts capitalized in inventory	—	(1)
Amounts recognized in income for amounts previously capitalized in inventory	1	—

Amounts charged against income, before income tax benefit	$1,618	$1,681

Income tax benefit related to stock-based compensation included in net income	$(611)	$(480)

Total stock-based compensation cost reflected in the preceding table of $1,617,000 for 2007 consisted of $1,523,000 for the issuance of stock options, $135,000 associated with the grant of restricted stock to external Board members and a reduction in expense of $41,000 for the reversal of performance share expense. Total stock-based compensation cost of $1,682,000 for 2006 consisted of $1,619,000 for the issuance of stock options, $22,000 for shares issued under the Employee Stock Purchase Plan and the recognition of $41,000 of expense associated with performance shares.

Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of each option award based on the grant date exercise price and assumptions regarding expected life of the award, expected stock price volatility, expected interest rates and the expected dividend yield. The assumptions used to determine the fair value of stock option awards granted during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Expected life of options in years	6.0	5.0 - 6.0	5.0

Risk-free interest rate	4.0 - 4.8%	4.3 - 5.0%	3.8 - 4.6%

Expected volatility	38 - 40%	37.8 - 50.4%	26.0 - 51.6%

Expected dividend yield	0.0%	0.0%	0.0%

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

A summary of share option activity under the 2007 and 1992 Plans as of and for the year ended December 31, 2007 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2006	1,319	$13.52
Granted	248	27.03
Exercised	(275)	9.99
Canceled	(52)	24.04

Options outstanding at December 31, 2007	1,240	$16.57	6.13	$11,653

Options subject to exercise at December 31, 2007	962	$14.14	5.31	$11,221

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested option shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2006	246	$10.36

Granted	248	$12.24

Vested	(169)	$9.86

Canceled	(47)	$11.87

Nonvested at December 31, 2007	278	$12.06

As of December 31, 2007, there was $2,798,000 of total stock option compensation expense not yet recognized related to non-vested option awards, which is expected to be recognized over a weighted average period of 2.98 years.

Other information pertaining to options is as follows:

	Year Ended December 31,
	2007	2006	2005

	(in thousands, except per share data)

Number of options granted	248	265	316
Fair value of options granted	$3,036	$3,132	$2,002
Per share weighted average fair value of options granted	$12.24	$11.82	$6.34
Total fair value of stock options vested	$1,649	$1,538	$1,385
Total intrinsic value of stock options exercised	$4,613	$4,551	$3,738

Cash received from the exercise of stock options was $2,754,000, $1,934,000 and $1,572,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $1,545,000, $1,583,000 and $868,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Performance Shares
During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. If the performance goals are not achieved during the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares. An employee must also remain employed by the Company as of the end of the performance period to be eligible to receive common stock for the performance shares. Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized pro-ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000, based on a common stock price on the date of grant of $21.92, was being recognized as compensation expense over the performance period ending December 31, 2008. During the third quarter of 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company reversed all compensation expense recorded in prior periods for the 2006 performance shares during the third quarter 2007, amounting to approximately $111,000, of which $41,000 related to expense recorded in 2006. Since issuance of the performance shares in 2006, 1,125 and 1,117 shares were cancelled in 2006 and 2007, respectively, leaving 14,725 outstanding performance shares at December 31, 2007.

Restricted Stock
On May 15, 2007, the Company issued 1,000 shares of restricted stock to each of the five external members of its Board of Directors. The restricted stock was valued based on the market value of the Company’s shares on the date of grant, which was equal to the intrinsic value of the shares on that date. Such restricted stock vested on the date of grant and restrictions lapse one year from the date of grant. The Company recognized expense for the full intrinsic value of the restricted stock of $135,000 during the year ended December 31, 2007.

Common Stock Repurchases

On July 25, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The program adopted by the Company’s Board of Directors in July 2007 replaced the repurchase program adopted in May 1999. During the year ended December 31, 2007, the Company repurchased 500,000 shares of its common stock at an average purchase price of $25.26 per share under the authorization. The repurchase program was funded from cash on hand. On October 17, 2007, the Company’s Board of Directors adopted a new stock repurchase program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. This new program replaces the completed share repurchase program that was adopted in July 2007. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. As of December 31, 2007, no shares of the Company’s common stock had been repurchased under this authorization. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares available for repurchase to 1,000,000.

3)	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2007 and 2006 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

At December 31, 2007

Short term:
Government securities	$3,779	$2	$—	$3,781
Corporate securities	6,031	1	(5)	6,027
Municipal securities	6,720	8	—	6,728
Money market securities	35,000	69	—	35,069

Total	$51,530	$80	$(5)	$51,605

Long term:
Government securities	$2,021	$26	$—	$2,047
Corporate securities	4,192	42	—	4,234
Municipal securities	28,742	180	(2)	28,920

Total	$34,955	$248	$(2)	$35,201

At December 31, 2006

Short term:
Government securities	$1,990	$—	$(1)	$1,989
Municipal securities	24,322	11	(3)	24,330
Money market securities	3,946	1	—	3,947

Total	$30,258	$12	$(4)	$30,266

Long term:
Corporate securities	$7,058	$5	$(1)	$7,062
Municipal securities	31,547	7	(22)	31,532

Total	$38,605	$12	$(23)	$38,594

4)	Inventories

Inventories consisted of the following as of December 31, (in thousands):

	2007	2006

Finished goods and demonstration equipment	$1,879	$1,958
Purchased parts and subassemblies	6,196	4,114

	$8,075	$6,072

5)	Property and Equipment

Property and equipment consisted of the following as of December 31, (in thousands):

	2007	2006

Manufacturing equipment	$2,933	$2,630
Development fixtures and equipment	750	696
Data equipment and furniture	4,667	4,251
Leasehold improvements	1,073	1,053

	9,423	8,630
Less accumulated depreciation and amortization	(6,217)	(5,004)

	$3,206	$3,626

Depreciation and amortization expense was $1,525,000, $1,519,000 and $1,228,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2007 and 2006, the Company recorded charges to cost of revenues of approximately $60,000 and $312,000, respectively, for impairments in the carrying amount of manufacturing tooling associated with the assembly of the Rimage 360i Desktop product line. The impairment charges were triggered by slow sales of the Rimage 360i product and a resulting reduction in the estimated cash flows attributable to future use of the manufacturing tooling.

6)	Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement, as amended effective June 7, 2007, is effective until July 1, 2009, and allows for advances under an unsecured revolving loan up to a maximum advance of $10 million to be used for general Company operating expenses. The outstanding principal balance of the note bears interest at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum at one and one-half percent (1.50%) above LIBOR in effect on the first day of the applicable fixed rate term. No amounts were outstanding under the Credit Agreement at December 31, 2007 and 2006.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets. The Company was in compliance with all covenants as of December 31, 2007.

7)	Income Taxes

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,

	2007	2006	2005

Current:
U.S. Federal	$7,718	$6,813	$5,687
State	1,637	1,239	1,026
Foreign	396	378	354

Total current	9,751	8,430	7,067

Deferred:
U.S. Federal	(897)	(899)	(328)
State	(221)	(157)	(64)

Total deferred	(1,118)	(1,056)	(392)

	$8,633	$7,374	$6,675

Current tax liabilities are lower than the associated expense reflected for 2007 and 2006 by approximately $1.6 million for each year, and by $0.9 million for 2005, due to the income tax benefit derived from employees’ and directors’ exercises of non-qualified stock options and disqualifying dispositions of incentive stock options. The benefit of the lower taxes payable was recorded primarily as an increase to additional paid-in capital.

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows (in thousands):

	Year Ended December 31,

	2007	2006	2005

Expected income tax expense	$8,540	$7,160	$6,315
State income taxes, net of federal tax effect	920	703	625
Extraterritorial income exclusion	—	(83)	(110)
Manufacturer’s deduction	(234)	(95)	(101)
Federal R&D credit	(130)	(79)	(115)
Tax-exempt interest income	(751)	(446)	—
Change in valuation allowance	250	186	55
Taxes on foreign income in excess of 35%	—	47	34
Benefit of lower federal tax bracket	—	—	(44)
Other, net	38	(19)	16

	$8,633	$7,374	$6,675

The American Jobs Creation Act, signed into law in October 2004 and effective for the Company beginning in 2005, replaced the extraterritorial income exclusion over time with a manufacturer’s tax deduction for domestic manufacturing and production activities. The manufacturer’s tax deduction is expected to have an impact of one to two percentage points on the Company’s effective tax rate after the full phase-in of the deduction in 2010.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, are presented below (in thousands):

	2007	2006

Inventory provisions	$396	$421
Accounts receivable allowances	191	315
Gross margin recognition on sales to foreign subsidiary	580	523
Unrealized foreign exchange loss	13	64
Unrealized gain on marketable securities	(125)	—
Non-qualified stock option and restricted stock expense	1,027	478
Uniform capitalization	182	104
Deferred maintenance revenue	756	277
Accrued payroll	140	130
Warranty accrual	140	110
Amortization	50	46
Fixed asset impairment charge	146	120
Fixed asset depreciation, loss on disposal	(91)	(143)
Loss generated by foreign subsidiary	491	242
Other	150	8

	4,046	2,695
Valuation allowance	(491)	(242)

Total net deferred tax assets	$3,555	$2,453

The Company generally believes that it is more likely than not that the future results of its operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets. However, the Company established a full valuation allowance on the tax benefit of losses generated by a subsidiary in Japan established in May 2005. The pre-tax loss amounts generated by the Japanese subsidiary approximated $713,000, $533,000 and $157,000 in 2007, 2006 and 2005, respectively. The valuation allowances were calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company implemented the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The impact on the Company’s financial statements of adopting FIN 48 was insignificant; as a result, a cumulative effect adjustment to the January 1, 2007 balance of retained earnings was not recorded.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the year ended December 31, 2007 is presented in the table below (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$251
Increases related to:
Prior year income tax positions	69
Current year income tax positions	57
Decreases related to:
Prior year income tax positions	(155)
Settlements	(15)
Expiration of statute of limitations	(20)

Gross unrecognized tax benefits at December 31, 2007	$187

Included in the balance of unrecognized tax benefits at January 1, 2007 and December 31, 2007 are potential benefits of $186,000 and $145,000, respectively, that if recognized, would affect the effective tax rate. The difference between these amounts and the corresponding amounts of gross unrecognized tax benefits relate primarily to the deferred federal benefit for state income tax related amounts.

The Company believes that it is likely that the amount of unrecognized tax benefits as of December 31, 2007 relating to filing positions with certain state taxing authorities will decrease by up to $72,000 by December 31, 2008 as a result of expected tax payments associated with agreements reached on such filing positions with the applicable state taxing authorities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $98,000 and $49,000 on a gross basis at January 1, 2007 and December 31, 2007, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Income related to uncertain tax positions amounted to a $49,000 benefit in 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2007, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2003 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

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

Each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $100.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, on of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2007.

9)        Net Income Per Share

The following table identifies the components of net income per basic and diluted share (in thousands, except for per share amounts). Stock options to acquire 321,000, 185,000 and 623 weighted common shares have been excluded from the computation of diluted weighted average shares outstanding for 2007, 2006 and 2005, respectively, as the exercise of such options would have an antidilutive effect.

	Net income	Weighted average shares outstanding	Per share amount

2007:
Basic	$15,761	9,915	$1.59
Dilutive effect of stock options	—	456	(0.07)

Diluted	$15,761	10,371	$1.52

2006:
Basic	$13,084	9,812	$1.33
Dilutive effect of stock options	—	544	(0.07)

Diluted	$13,084	10,356	$1.26

2005:
Basic	$11,368	9,530	$1.19
Dilutive effect of stock options	—	782	(0.09)

Diluted	$11,368	10,312	$1.10

10)       Lease Commitments

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Year ending December 31,	Total operating leases

2008	$805
2009	450
2010	292
2011	132
2012	1

Net minimum lease payments	$1,680

Rent expense under operating leases amounted to approximately $1,161,000, $1,116,000 and $870,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

11)       Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $313,000, $314,000 and $278,000 in 2007, 2006 and 2005, respectively.

12)       Business Segment Information / Major Customers

The Company has identified one operating segment consisting of high-performance digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. The Company’s hardware products consist of two primary product lines: The Producer line, which accommodates higher volume requirements for production of recordable CD, DVD or blue laser media, and the Desktop line of lower-cost products for office and other desktop applications. The Company conducts operations from its U.S. corporate headquarters and from subsidiaries in Europe and Japan.

The Company’s two primary product lines (Producer and Desktop) and three primary geographic locations have similar economic characteristics. Both product lines are digital publishing systems as described above. The production processes are also similar; both product lines are assembled from components purchased from third party suppliers, consisting of recordable DVD or blue laser drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and other mechanical parts. Both product lines are sold from each of the Company’s geographic locations to similar classes of commercial customers in similar vertical markets, including digital photography, medical imaging and business services. Rimage uses similar methods to distribute its products from each geographic location. These consist of direct sales using its own sales force; a two-tier distribution channel of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor or OEM to end-user distribution channel in Asia Pacific, some areas in Europe and some U.S. market applications. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, the Company has concluded that its operations, consisting of two primary product lines sold from three primary geographic locations, comprise one operating segment for purposes of reporting under this disclosure.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

	Year ended December 31,

	2007	2006	2005

	Revenues

Customer A	$14,921	$15,612	$11,791
Customer B	*	$14,322	*
Customer C	*	*	$10,664

	December 31,

	2007	2006	2005

	Accounts Receivable

Customer A	$1,982	$2,916	$1,518
Customer B	*	$2,960	*
Customer C	*	*	$1,243

*	Sales to customer did not represent more than 10% of consolidated revenues.

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Year Ended December 31,

	2007	2006	2005

North America	$70,046	$68,641	$63,152
Europe	31,885	28,908	26,798
Other	6,943	5,703	5,460

Total	$108,874	$103,252	$95,410

Long-lived assets of the Company were located as follows (in thousands):

	December 31, 2007	December 31, 2006

North America	$2,485	$2,983
Germany	712	632
Japan	9	11

Total	$3,206	$3,626

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Year Ended December 31,

	2007	2006	2005

Equipment:
Producer	$46,829	$44,874	$48,428
Desktop	9,435	10,640	10,692

Total	56,264	55,514	59,120

Consumables, parts and repairs	45,381	42,376	32,737

Maintenance contracts	7,229	5,362	3,553

Total	$108,874	$103,252	$95,410

13)       Related Party Transactions

One of the Company’s non-employee directors was a member of the board of directors through August 2007 of one of the Company’s vendors, a supplier of printed circuit boards used in the assembly of the Company’s digital publishing systems. The Company purchased component parts from this supplier approximating $1.9 million, $1.6 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Outstanding accounts payable with this supplier totaled approximately $70,000, $199,000 and $127,000 at December 31, 2007, 2006 and 2005, respectively, payable under standard 30-day payment terms. This related party relationship no longer exists as of December 31, 2007.

14)       Contingencies

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

Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable securities: The fair values are determined using quoted market prices.

Foreign currency forward exchange contracts: The fair value is the amount the Company would receive or pay to terminate the contracts at the reporting date. The fair value of foreign currency forward exchange contracts at December 31, 2007 and 2006 were net losses of $34,000 and $164,000, respectively, recorded in other current liabilities.

Trade accounts receivable and accounts payable: The carrying amount approximates fair value because of the short maturity of these instruments.

16)       Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2007				2006

	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$28,212	$33,650	$25,486	$21,526	$30,519	$24,777	$25,319	$22,637
Cost of revenues	14,615	17,238	14,088	11,778	16,856	12,517	13,678	12,964

Gross profit	13,597	16,412	11,398	9,748	13,663	12,260	11,641	9,673

Operating expenses:
Research and development	1,280	1,592	1,441	1,590	1,956	1,459	1,746	1,576
Selling, general and administrative	6,079	6,180	6,284	5,828	6,612	5,032	4,959	6,123

Total operating expenses	7,359	7,772	7,725	7,418	8,568	6,491	6,705	7,699

Operating income	6,238	8,640	3,673	2,330	5,095	5,769	4,936	1,974

Other income (expense):
Interest, net	898	889	861	803	774	711	677	609
Gain (loss) on currency exchange	6	163	(95)	6	(87)	27	(39)	12
Other, net	—	(31)	(7)	20	—	1	(1)	—

Total other income, net	904	1,021	759	829	687	739	637	621

Income before income taxes	7,142	9,661	4,432	3,159	5,782	6,508	5,573	2,595
Income tax expense	2,627	3,458	1,511	1,037	2,157	2,067	2,189	961

Net income	$4,515	$6,203	$2,921	$2,122	$3,625	$4,441	$3,384	$1,634

Net income per basic share	$0.46	$0.63	$0.29	$0.21	$0.37	$0.45	$0.35	$0.17

Net income per diluted share	$0.45	$0.59	$0.28	$0.20	$0.34	$0.43	$0.33	$0.16

The Company recorded pre-tax charges to cost of revenues of $0.5 million in the second quarter of 2007 and $0.6 million in the fourth quarter of 2006 to establish provisions primarily for excess raw material inventory and to write down fixed assets for impairments in the carrying amount of manufacturing tooling. Charges in both periods resulted from slow sales of the Rimage 360i Desktop product line.

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

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

The information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report.

(2) Financial Statement Schedules. See page 56 of this report.

(3) Exhibits. See Index to Exhibits on page 54 of this report.

(b)	See Index to Exhibits on page 54 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 14, 2008	RIMAGE CORPORATION

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

Signature	Title	Date

/s/ Bernard P. Aldrich	Chief Executive Officer, Director and President (Principal Executive Officer)	March 14, 2008

Bernard P. Aldrich

/s/ Robert M. Wolf	Chief Financial Officer (Principal Financial and Accounting Officer and Corporate Secretary)	March 14, 2008

Robert M. Wolf

/s/ James L. Reissner	Director, Chairman of the Board	March 14, 2008

James L. Reissner

/s/ David J. Suden	Director	March 14, 2008

David J. Suden

/s/ Thomas F. Madison	Director	March 14, 2008

Thomas F. Madison

/s/ Steven M. Quist	Director	March 14, 2008

Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 14, 2008

Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 14, 2008

Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit

No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).

3.2

Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Amended and Restated Bylaws of Rimage Corporation, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2007).

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

10.2	Rimage Corporation 2001 Stock Option Plan for Non-Employee Directors * (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Rimage Corporation 2001 Employee Stock Purchase Plan * (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4	Rimage Corporation 2007 Stock Incentive Plan (As amended through May 15, 2007) * (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-147344)).

10.5

Lease dated July 31, 2004, between Rimage Corporation and 7725 Washington Avenue Corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6

Amended and Restated Form of Severance/Change in Control Letter Agreement dated March 7, 2007, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 7, 2007).

10.7

Letter Agreement dated December 21, 2007 between Rimage Corporation and David J. Suden * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 31, 2007).

10.8

Credit Agreement, dated March 29, 2004, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.9

First Amendment to Credit Agreement, dated June 30, 2005, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10

Performance Share Award Agreement under the Rimage Corporation Amended and Restated 1992 Stock Option Plan between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 16, 2006).

10.11

Second Amendment to Credit Agreement, dated August 6, 2006, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.12

Revolving Line of Credit Note, dated August 8, 2006, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13	Third Amendment to Credit Agreement, dated June 7, 2007, by and between the Company and Wells Fargo Bank, National Association.

10.14	Revolving Line of Credit Note, dated June 7, 2007, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association.

21.1	Subsidiaries of Rimage Corporation.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. §1350.

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts Receivable:

	Years ended December 31,
	2007	2006	2005

Balance at beginning of year	$309	$246	$156

Write-offs and other adjustments	(89)	(51)	(77)
Recoveries	(57)	(16)	(19)
Additions charged to costs and expenses	81	130	186

Balance at end of year	$244	$309	$246

See accompanying report of Independent Registered Public Accounting Firm.