Form 10-Q
period 2008-03-31
RIMAGE CORP
filed 2008-05-09
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.

Commission File Number: 000-20728

RIMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)

952-944-8144

(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Common Stock outstanding at April 30, 2008 – 9,639,237 shares of $.01 par value Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

	Description	Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	20

Items 1-1A.	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 3-5.	None

Item 6.	Exhibits

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except share data)

Assets	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$10,578	$7,416
Marketable securities	43,384	51,605
Receivables, net of allowance for doubtful accounts and sales returns of $665 and $583, respectively	13,032	14,447
Inventories	7,635	8,075
Prepaid income taxes	2,131	—
Prepaid expenses and other current assets	1,627	1,591
Deferred income taxes – current	1,335	1,637
Total current assets	79,722	84,771

Marketable securities – non-current	38,413	35,201
Property and equipment, net	3,084	3,206
Deferred income taxes – non-current	1,973	1,918
Total assets	$123,192	$125,096

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$4,478	$7,564
Accrued compensation	1,886	3,138
Other accrued expenses	873	1,157
Income taxes payable	—	685
Deferred income and customer deposits	5,193	5,281
Other current liabilities	144	57
Total current liabilities	12,574	17,882

Long-term liabilities:
Deferred income and customer deposits – non-current	1,739	1,930
Income taxes payable – non-current	258	164
Other non-current liabilities	53	59
Total long-term liabilities	2,050	2,153
Total liabilities	14,624	20,035

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,805,737 and 9,705,947, respectively	98	97
Additional paid-in capital	35,704	33,827
Retained earnings	71,643	70,462
Accumulated other comprehensive income	1,123	675
Total stockholders’ equity	108,568	105,061

Total liabilities and stockholders’ equity	$123,192	$125,096

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$22,749	$21,526
Cost of revenues	13,072	11,778
Gross profit	9,677	9,748

Operating expenses:
Research and development	1,351	1,590
Selling, general and administrative	6,638	5,828
Total operating expenses	7,989	7,418

Operating income	1,688	2,330

Other income (expense):
Interest, net	836	803
Gain on currency exchange	247	6
Other, net	(1)	20
Total other income, net	1,082	829

Income before income taxes	2,770	3,159
Income tax expense	984	1,037

Net income	$1,786	$2,122

Net income per basic share	$0.18	$0.21

Net income per diluted share	$0.18	$0.20

Basic weighted average shares outstanding	9,763	9,979

Diluted weighted average shares outstanding	10,089	10,494

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,786	$2,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	360	387
Deferred income tax expense (benefit)	53	(55)
Loss on disposal of property and equipment	3	—
Stock-based compensation	191	212
Excess tax benefits from stock-based compensation	(631)	(925)
Changes in operating assets and liabilities:
Receivables	1,415	5,694
Inventories	442	(1,229)
Prepaid income taxes/income taxes payable	(1,909)	(467)
Prepaid expenses and other current assets	(36)	(165)
Trade accounts payable	(3,077)	(724)
Accrued compensation	(1,252)	(1,064)
Other accrued expenses and other current liabilities	(197)	(120)
Deferred income and customer deposits	(279)	801

Net cash provided by (used in) operating activities	(3,131)	4,467

Cash flows from investing activities:
Purchases of marketable securities	(23,010)	(13,636)
Maturities of marketable securities	28,513	12,465
Purchases of property and equipment	(249)	(603)
Other non-current items	42	10

Net cash provided by (used in) investing activities	5,296	(1,764)

Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(5)
Repurchase of common stock	(606)	—
Excess tax benefits from stock-based compensation	631	925
Proceeds from employee stock plans	873	1,343

Net cash provided by financing activities	892	2,263

Effect of exchange rate changes on cash	105	13

Net increase in cash and cash equivalents	3,162	4,979

Cash and cash equivalents, beginning of period	7,416	8,500

Cash and cash equivalents, end of period	$10,578	$13,479

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,842	$1,563

Non-cash investing and financing activities:
Income tax reductions relating to exercise of stock options	$181	$235
Unrealized net gains from available-for-sale securities	$495	$2

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD (“CD-R”), DVD (“DVD-R”) and blue laser discs with customized digital content on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media.

The accompanying condensed consolidated financial statements of Rimage Corporation are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At March 31, 2008, a total of 514,520 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period and terminate ten years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant. Performance shares granted to employees under the 1992 Plan provide a right to receive shares of the Company’s common stock contingent on the Company’s achievement of revenue and operating income performance goals for the calendar year which follows two years after the grant date. Shares of the Company’s common stock are issued to employees for the performance shares only if the Company achieves the performance goals during the applicable performance period. If the performance goals are not achieved at the end of the performance period, all performance shares will be canceled and the employees will receive no common stock for the canceled performance shares.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of $193,000 and $212,000 for the three months ended March 31, 2008 and 2007, respectively, including costs capitalized in inventory at the end of the respective periods.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. No stock option awards were granted during the three months ended March 31, 2008. The following key assumptions were utilized in valuing option awards issued during the three months ended March 31, 2007: expected life of 6.0 years; risk-free interest rate of 4.5%; expected volatility of 40.0% and expected dividend yield of 0.0%. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding and is determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its common stock and does not currently have plans to pay dividends.

Other information pertaining to stock options is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Number of options granted	—	10
Fair value of options granted	$—	$121
Per share weighted average fair value of options granted	$—	$12.09
Total fair value of stock options vested	$—	$300
Total intrinsic value of stock options exercised	$2,029	$3,221
Total intrinsic value of stock options outstanding	$5,970	$13,264

Cash received from the exercise of stock options was $873,000 and $1,343,000 for the three months ended March 31, 2008 and 2007, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $812,000 and $1,159,000 for the three months ended March 31, 2008 and 2007, respectively.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Gross unrecognized tax benefits as of March 31, 2008 and December 31, 2007 totaled $195,000 and $187,000, respectively. Changes in gross unrecognized tax benefits during the three months ended March 31, 2008 consisted of an increase of $80,000 resulting from tax positions taken in the current year and a decrease of $72,000 resulting from settlements with state taxing authorities. Included in the balance of unrecognized tax benefits at March 31, 2008 are potential benefits of $175,000, that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to the deferred federal benefit for state income tax related amounts.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $63,000 and $49,000 on a gross basis at March 31, 2008 and December 31, 2007, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above. Interest and penalties recognized in the Consolidated Statements of Income related to uncertain tax positions amounted to $17,000 for the three months ended March 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2008, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2003 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at March 31, 2008 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Finished goods and demonstration equipment	$1,720	$1,879
Purchased parts and subassemblies	5,915	6,196
	$7,635	$8,075

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$1,786	$2,122
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	147	24
Net unrealized gains on marketable securities, net of tax	301	2
Total comprehensive income	$2,234	$2,148

(7)	Foreign Currency Contracts

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

As of March 31, 2008, the Company had twelve outstanding foreign currency contracts totaling approximately $2,607,000. These contracts mature during 2008 and bear exchange rates ranging from 1.4336 to 1.5680 U.S. Dollars per Euro. As of March 31, 2008, the fair value of foreign currency contracts resulted in a net loss position of $121,000, which is recorded in other current liabilities.

As of December 31, 2007, the Company had 20 outstanding foreign currency contracts totaling $3,981,000, all maturing during 2008 at exchange rates ranging from 1.4041 to 1.4810 U.S. Dollars per Euro. As of December 31, 2007, the fair value of foreign currency contracts resulted in a net loss position of approximately $34,000, which is recorded in other current liabilities.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8)	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities on January 1, 2008. SFAS No. 157 defines fair value and establishes a framework for measuring fair value. This statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. In February 2008, FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although the adoption of SFAS No. 157 for financial assets and liabilities did not impact the Company’s financial statements, additional disclosures about fair value measurements are required.

SFAS No. 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity, as highlighted in the table below. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows at March 31, 2008:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$88,162	$—	$88,162	$—
Liabilities
Foreign currency forward exchange contracts	121	121	—	—

Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Foreign currency forward exchange contracts are valued at the amount the Company would receive or pay to terminate the contracts at the reporting date, based on quoted foreign currency exchange rates.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company did not elect the fair value measurement option for any of its financial assets or liabilities as of March 31, 2008, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the three months ended March 31, 2008, the Company repurchased 26,510 shares of its common stock at an average purchase price of $22.85 per share under the authorizations. As of March 31, 2008, there were 973,490 shares available for repurchase under the authorizations.

Subsequent to March 31, 2008 and through May 8, 2008, the Company repurchased an additional 227,200 shares of its common stock at an average purchase price of $17.63 per share and expects to repurchase additional shares under the terms of its share repurchase program.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(10)	Recently Issued Accounting Standards

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

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire 365,352 and 187,408 weighted average common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007, respectively, as the exercise of such options would have an antidilutive effect. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Shares outstanding at end of period	9,806	10,096

Weighted average shares outstanding	9,763	9,979

Weighted average potential common shares	326	515

Total diluted weighted average shares outstanding	10,089	10,494

Net income	$1,786	$2,122

Basic net income per common share	$0.18	$0.21

Diluted net income per common share	$0.18	$0.20

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Increase/(Decrease) Between Periods
	2008	2007	2008 vs. 2007
Revenues	100.0	100.0	5.7
Cost of revenues	(57.5)	(54.7)	11.0
Gross profit	42.5	45.3	(0.7)
Operating expenses:
Research and development	(5.9)	(7.4)	(15.0)
Selling, general and administrative	(29.2)	(27.1)	13.9
Operating income	7.4	10.8	(27.6)
Other income, net	4.8	3.9	30.5
Income before income taxes	12.2	14.7	(12.3)
Income tax expense	(4.3)	(4.8)	(5.1)
Net income	7.9	9.9	(15.8)

Overview

Rimage develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. These systems allow customers to benefit from cost savings by reducing or eliminating their manual labor efforts in industries such as digital photography, medical imaging and business services. Rimage anticipates increased sales and marketing expenditures in 2008 as a result of increased resources focused on developing these markets. As Rimage’s sales within North America and Europe have averaged 94% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 62% and 51% of its consolidated revenues during the three months ended March 31, 2008 and 2007, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Revenues increased 6% to $22.7 million for the three months ended March 31, 2008 from $21.5 million for the same prior-year period. The increase in revenues resulted from an increased volume of recurring revenues of $2.9 million, consisting of sales of printer ribbons, ink cartridges, media kits, blank CD-R and DVD-R media, parts and maintenance contracts. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 62% of total revenues for the three months ended March 31, 2008, compared to 51% in the same prior year period. Partially offsetting the increase in recurring revenues was a decline in the volume of Producer and Desktop product line equipment sales of $1.1 million and $0.7 million, respectively. The overall decline in the volume of equipment sales was primarily due to reduced equipment sales to the Company’s U.S. distribution channel. Sales of Producer product line equipment comprised 31% of total revenues for the three months ended March 31, 2008 compared to 38% in the prior-year quarter, and sales of Desktop product line equipment represented 7% of revenues in the first quarter of 2008, compared to 11% in the first quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International sales rose 14% in this year’s first quarter compared to the same period last year and comprised 43% of total sales, compared to 41% in last year’s first quarter. Currency fluctuations affecting the Company’s European and Japanese operations generated most of the increase in international revenues and increased reported consolidated revenues for the three months ended March 31, 2008 by 5% relative to the same prior year period.

As of and for the three months ended March 31, 2008, foreign revenues from unaffiliated customers generated by the Company’s German and Japanese operations and the operating income and net identifiable assets of such operations were $8.8 million, $0.2 million and $10.7 million, respectively. These amounts were generated primarily by the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the three months ended March 31, 2007 were revenues of $7.6 million, operating income of $0.1 million and net identifiable assets of $9.7 million. The growth in revenues, operating income and assets is due to increasing penetration in foreign markets of sales of the Company’s digital publishing systems.

The Company is estimating that second quarter 2008 consolidated revenues will range between $24 million and $26 million.

Gross profit. Gross profit as a percentage of revenues was 43% for the three months ended March 31, 2008, compared to 45% for the same period in 2007. The decline in gross profit as a percentage of revenues resulted primarily from a shift in the distribution of sales to lower margin products, largely impacted by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Additionally, revenues within the Producer product line in the current-year period were more concentrated in sales of systems with lower average selling prices. Sales in the current period also included an increased volume and concentration of sales of media and media kits, which generally carry lower margins than other product offerings, comprising 20% of total revenues for the three months ended March 31, 2008, compared to 13% in the same prior-year period.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.4 million, or 6% of revenues, and $1.6 million, or 7% of revenues, for the quarterly periods ended March 31, 2008 and 2007, respectively. The reduction in expenses between periods was primarily due to the timing of activities associated with new product development projects and enhancements to existing products. Rimage anticipates expenditures in research and development in 2008 to continue at levels similar to that of this year’s first quarter to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three months ended March 31, 2008 amounted to $6.6 million, or 29% of revenues, compared to $5.8 million, or 27% of revenues for the three months ended March 31, 2007. The $0.8 million increase in selling, general and administrative expenses for the three months ended March 31, 2008 was primarily the result of the Company’s further strengthening of its global sales, marketing and administrative organizations and increased expenditures for marketing and promotional programs. Contributing to the increase in expenses was an increase in average selling, general and administrative headcount of 8% between periods. Currency fluctuations affecting the Company’s European and Japanese operations increased selling, general and administrative expenses by approximately $0.2 million relative to the same prior year period. Partially offsetting the impact of the described expense increases was the incurrence of approximately $0.4 million in consulting and related expenses in the prior year’s first quarter related to the Company’s implementation of a new enterprise resource planning (“ERP”) system in the Company’s European operation.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.8 million for both quarterly periods ended March 31, 2008 and 2007. Interest income earned in the current period benefited from a $13.0 million increase in average cash equivalent and marketable securities balances for the three months ended March 31, 2008 compared to the same period in the prior year, largely offset by a reduction in average interest rates between periods. Other income in each period was favorably impacted by net gains on foreign currency transactions, amounting to $247,000 in the current period compared to $6,000 in the same prior-year period. The larger gain in the current period was impacted by fluctuations in the rate of exchange between the U.S. dollar and the Japanese Yen and European Euro applied to a higher level of intercompany receivable balances denominated in these foreign currencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2008 and 2007 amounted to approximately $1.0 million in each period, or 35.5% and 32.8% of income before taxes, respectively. The increase in the effective tax rate for the three months ended March 31, 2008 primarily reflects the impact of a reduction in the prior-year period in the liability for unrecognized tax benefits related to certain income tax uncertainties, as well as a reduction in tax-exempt interest income in the current-year period. The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2008.

Net income / net income per share. Resulting net income for the three months ended March 31, 2008 was $1.8 million, or 7.9% of revenues. This compares to net income of $2.1 million, or 9.9% of revenues for the same prior year period. Related net income per diluted share amounts were $0.18 and $0.20 for the three months ended March 31, 2008 and 2007, respectively, reflecting a 4% reduction in diluted weighted average shares outstanding between periods. The Company expects second quarter 2008 net income to range from $0.22 to $0.27 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2008, no amounts were outstanding under the credit agreement.

At March 31, 2008, the Company had working capital of $67.1 million, an increase of $0.2 million from working capital reported at December 31, 2007. The increase was primarily the result of first quarter net income adjusted for non-cash items of $2.4 million and proceeds from employee stock plans of $0.9 million, partially offset by the impact of a $3.2 million net change in classification of marketable securities. The described net change in marketable securities resulted from a non-cash change in the classification of $4.1 million of marketable securities from non-current as of December 31, 2007 to current as of March 31, 2008, offset by a $7.3 million use of cash to purchase non-current marketable securities.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the three months ended March 31, 2008, the Company repurchased 26,510 shares of its common stock at an average purchase price of $22.85 per share under the authorizations. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Operating activities resulted in a net use of cash of $3.1 million for the three months ended March 31, 2008, and provided a net increase in cash of $4.5 million in the same prior year period. The unfavorable change in cash generated from operations was entirely impacted by a $7.6 million reduction in cash from changes in operating assets and liabilities. Contributing to the change in operating assets and liabilities compared to the prior year’s period was a $4.3 million smaller reduction in receivables, a $1.4 million larger net increase in prepaid income taxes, a $2.7 million larger aggregate reduction in trade accounts payable, accrued compensation and accrued expenses and a $1.1 million unfavorable variation in the change in deferred income. These changes were partially offset by a $1.6 million favorable variation in the change in inventories, resulting from a $0.4 million reduction in inventories during the current year’s first quarter, compared to a $1.2 million increase in the same prior-year period. The smaller reduction in receivables in the current year’s period was primarily impacted by a $0.7 million reduction in revenue in March 2008 relative to December 2007 (last month of the consecutive quarters), compared to a $4.5 million decrease in revenue between the comparable prior-year periods. The changes in prepaid income taxes and accounts payable, accrued compensation and accrued liabilities were primarily due to the timing of related payments. The unfavorable change in deferred income resulted from a larger volume of new maintenance contracts initiated during the first quarter of 2007 compared to 2008. The decrease in inventories in the current period compared to the increase in the same prior-year period resulted primarily from the Company’s maintenance of lower levels of buffer inventory stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities provided a net increase in cash of $5.3 million for the three months ended March 31, 2008 and resulted in a net use of cash of $1.8 million for the same prior-year period. The increase in cash from investing activities was the result of $5.5 million in maturities of marketable securities, net of related purchases, during the three months ended March 31, 2008, compared to $1.2 million in purchases of marketable securities, net of related maturities, in the same prior year period. Capital expenditures for the three months ended March 31, 2008 and 2007 totaled $0.2 million and $0.6 million, respectively. Capital expenditures in the current period consisted primarily of purchases of manufacturing tooling and office equipment, while expenditures in the prior-year period consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling.

Net cash provided by financing activities totaled $0.9 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. Financing activities in each period included proceeds from employee stock plans of $0.9 million and $1.3 million, respectively. Additionally, each period includes excess tax benefits recognized as an addition to the Additional Paid-in Capital (“APIC”) pool of $0.6 million and $0.9 million, respectively. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Partially offsetting the described increases was the Company’s use of cash to repurchase 26,510 shares of its common stock in the first quarter of 2008 for $0.6 million.

Critical Accounting Policies.

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the first quarter of 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three months ended March 31, 2008.

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

For the three months ended March 31, 2008, the Company recognized tax liabilities of $80,000, before reduction for the federal benefit for state income tax related amounts, for new uncertainties related to current period income tax positions. The Company reversed during the three months ended March 31, 2008 gross tax liabilities, exclusive of interest and penalties, amounting to $72,000 associated with income tax settlements.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $0.2 million for each of the three months ended March 31, 2008 and 2007.

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

See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at March 31, 2008 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the three months ended March 31, 2008 or 2007.

Recently Issued Accounting Standards

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical and business services markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 94% of total sales over the past three years; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

The Company enters into forward exchange contracts principally to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward exchange contracts are calculated at each period end and are recognized in net income in the period in which they arose. The Company records the fair value of its open forward foreign exchange contracts in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its common stock in the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2008	—	—	—	500,000
February 1 – February 29, 2008	—	—	—	1,000,000
March 1 – March 31, 2008	26,510	$22.85	26,510	973,490
Total	26,510	$22.85	26,510	973,490

(1) On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Amounts available for repurchase under plans and programs for the months of February and March reflect the 500,000 share increase in the repurchase authorization in February 2008. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors, and the repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION Registrant
Date:	May 9, 2008	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich Director, Chief Executive Officer, and President (Principal Executive Officer)

Date:	May 9, 2008	By:	/s/ Robert M. Wolf
Robert M. Wolf Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)