Form 10-Q
period 2008-06-30
RIMAGE CORP
filed 2008-08-08
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.

Commission File Number: 000-20728

RIMAGE CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439

(Address of principal executive offices)

952-944-8144

(Registrant’s telephone number, including area code)

NA

(Former name, former address and former fiscal year, if changed since last report)

Common Stock outstanding at July 31, 2008 – 9,518,408 shares of $.01 par value Common Stock.

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

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

	Description	Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	24-26

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES		27

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited – in thousands, except share data)

Assets	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$23,427	$7,416
Marketable securities	34,544	51,605
Receivables, net of allowance for doubtful accounts and sales returns of $711 and $583, respectively	13,851	14,447
Inventories	6,176	8,075
Prepaid income taxes	1,293	—
Prepaid expenses and other current assets	1,317	1,591
Deferred income taxes - current	1,462	1,637
Total current assets	82,070	84,771

Marketable securities - non-current	35,693	35,201
Property and equipment, net	2,921	3,206
Deferred income taxes - non-current	2,199	1,918
Total assets	$122,883	$125,096

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$$4,972	$$7,564
Accrued compensation	2,514	3,138
Other accrued expenses	1,029	1,157
Income taxes payable	—	685
Deferred income and customer deposits	5,127	5,281
Other current liabilities	78	57
Total current liabilities	13,720	17,882

Long-term liabilities:
Deferred income and customer deposits - non-current	1,589	1,930
Income taxes payable - non-current	443	164
Other non-current liabilities	47	59
Total long-term liabilities	2,079	2,153
Total liabilities	15,799	20,035

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,628,408 and 9,705,947, respectively	96	97
Additional paid-in capital	36,575	33,827
Retained earnings	69,180	70,462
Accumulated other comprehensive income	1,233	675
Total stockholders’ equity	107,084	105,061

Total liabilities and stockholders’ equity	$122,883	$125,096

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$22,686	$25,486	$45,435	$47,012
Cost of revenues	12,772	14,088	25,844	25,866
Gross profit	9,914	11,398	19,591	21,146

Operating expenses:
Research and development	1,513	1,441	2,864	3,031
Selling, general and administrative	5,672	6,284	12,310	12,112
Total operating expenses	7,185	7,725	15,174	15,143

Operating income	2,729	3,673	4,417	6,003

Other income (expense):
Interest, net	676	861	1,512	1,664
Loss on currency exchange	(410)	(95)	(163)	(89)
Other, net	21	(7)	20	13
Total other income, net	287	759	1,369	1,588

Income before income taxes	3,016	4,432	5,786	7,591
Income tax expense	1,089	1,511	2,073	2,548

Net income	$1,927	$2,921	$3,713	$5,043

Net income per basic share	$0.20	$0.29	$0.38	$0.50

Net income per diluted share	$0.19	$0.28	$0.37	$0.48

Basic weighted average shares outstanding	9,662	10,105	9,712	10,042

Diluted weighted average shares outstanding	9,820	10,585	9,946	10,550

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,713	$5,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	787
Deferred income tax benefit	(171)	(173)
Loss on disposal of property and equipment	3	101
Stock-based compensation	298	549
Excess tax benefits from stock-based compensation	(701)	(963)
Changes in operating assets and liabilities:
Receivables	596	2,297
Inventories	1,898	(1,406)
Prepaid income taxes/income taxes payable	(731)	(1,438)
Prepaid expenses and other current assets	274	27
Trade accounts payable	(2,572)	666
Accrued compensation	(624)	(181)
Other accrued expenses and other current liabilities	(106)	(158)
Deferred income and customer deposits	(495)	2,414

Net cash provided by operating activities	2,107	7,565

Cash flows from investing activities:
Purchases of marketable securities	(34,760)	(21,426)
Maturities of marketable securities	51,496	20,721
Purchases of property and equipment	(463)	(826)
Other non-current items	344	74

Net cash provided by (used in) investing activities	16,617	(1,457)

Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(5)
Repurchase of common stock	(4,999)	—
Excess tax benefits from stock-based compensation	701	963
Proceeds from employee stock plans	1,485	1,813

Net cash provided by (used in) financing activities	(2,825)	2,771

Effect of exchange rate changes on cash	112	20

Net increase in cash and cash equivalents	16,011	8,899

Cash and cash equivalents, beginning of period	7,416	8,500

Cash and cash equivalents, end of period	$23,427	$17,399

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,976	$4,163

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

The accompanying condensed consolidated financial statements of Rimage are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At June 30, 2008, a total of 321,595 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Options issued to employees through May 13, 2008 terminate ten years from the date of grant, while options issued effective May 14, 2008 terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $104,000 and $297,000 for the three and six months ended June 30, 2008, respectively, compared to $338,000 and $550,000 for the comparable periods in 2007. Costs recognized in the current-year periods include the impact of the reversal in the second quarter of approximately $0.2 million in expenses stemming from the forfeiture of unvested stock options held by terminated employees.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007

Expected life of options in years	4.75 - 6.00	6.00

Risk-free interest rate	3.1%	4.5 - 4.8%

Expected volatility	39.1 - 40.0%	39.0 - 40.0%

Expected dividend yield	0.0%	0.0%

In accordance with SFAS No. 123R, the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding and is determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its common stock and does not currently have plans to pay dividends.

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other information pertaining to stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Number of options granted	184	235	184	245
Fair value of options granted	$1,282	$2,881	$1,282	$3,002
Per share weighted average fair value of options granted	$6.98	$12.25	$6.98	$12.25
Total fair value of stock options vested	$879	$461	$879	$783
Total intrinsic value of stock options exercised	$562	$255	$2,592	$3,476
Total intrinsic value of stock options outstanding	$899	$20,357	$899	$20,357

Cash received from the exercise of stock options was $1,485,000 and $1,813,000 for the six months ended June 30, 2008 and 2007, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $968,000 and $1,204,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Gross unrecognized tax benefits as of June 30, 2008 and December 31, 2007 totaled $380,000 and $187,000, respectively. Changes in gross unrecognized tax benefits consisted of an increase of $48,000 for tax positions taken in the current year and a decrease of $72,000 resulting from settlements with state taxing authorities. An additional increase of $217,000 resulted from a balance sheet reclassification of a deferred tax asset that had previously been offset in unrecognized tax benefits as of December 31, 2007. Included in the balance of unrecognized tax benefits at June 30, 2008 are potential benefits of $143,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

unrecognized tax benefits relates primarily to the deferred federal benefit for state and foreign income tax related amounts.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $63,000 and $49,000 on a gross basis at June 30, 2008 and December 31, 2007, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above. Interest and penalties recognized in the accompanying Condensed Consolidated Statements of Income related to uncertain tax positions amounted to $17,000 for the six months ended June 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2008, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2003 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at June 30, 2008 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Finished goods and demonstration equipment	$1,842	$1,879
Purchased parts and subassemblies	4,334	6,196
	$6,176	$8,075

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$1,927	$2,921	$3,713	$5,043
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	309	70	456	94
Net unrealized gain (loss) on marketable securities, net of taxes	(199)	(116)	103	(115)
Total comprehensive income	$2,037	$2,875	$4,272	$5,022

(7)	Foreign Currency Contracts

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

As of June 30, 2008, the Company had fourteen outstanding foreign currency contracts totaling approximately $3,305,000. These contracts mature during 2008 and bear exchange rates ranging from 1.5268 to 1.5785 U.S. Dollars per Euro. As of June 30, 2008, the fair value of foreign currency contracts resulted in a net loss position of $55,000, which is recorded in other current liabilities.

As of December 31, 2007, the Company had 20 outstanding foreign currency contracts totaling $3,981,000, all maturing during the first half of 2008 at exchange rates ranging from 1.4041 to 1.4810 U.S. Dollars per Euro. As of December 31, 2007, the fair value of foreign currency contracts resulted in a net loss position of approximately $34,000, which is recorded in other current liabilities.

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

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although the adoption of SFAS No. 157 for financial assets and liabilities did not impact the Company’s financial statements, additional disclosures about fair value measurements are required.

SFAS No. 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity, as highlighted in the table below. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows at June 30, 2008:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$85,594	$—	$85,594	$—
Liabilities
Foreign currency forward exchange contracts	$55	$—	$55	$—

Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option for any of its financial assets or liabilities as of June 30, 2008, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the three and six months ended June 30, 2008, the Company repurchased 248,800 and 275,310 shares, respectively, of its common stock at an average purchase price of $17.66 and $18.16 per share for each respective period under the authorizations. As of June 30, 2008, there were 724,690 shares available for repurchase under the authorizations.

Subsequent to June 30, 2008 and through August 6, 2008, the Company repurchased an additional 132,100 shares of its common stock at an average purchase price of $15.12 per share, and expects to repurchase additional shares under the terms of its share repurchase program.

(10)	Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations occurring on or after January 1, 2009, and early adoption is prohibited.

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

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire 720,000 and 553,000 weighted average common shares for the three and six months ended June 30, 2008 and 306,000 and 255,000 weighted average common shares for the three and six months ended June 30, 2007 have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Shares outstanding at end of period	9,628	10,120	9,628	10,120

Weighted average shares outstanding	9,665	10,105	9,714	10,042
Restricted stock effect on weighted average shares outstanding	(3)	—	(1)	—
Total basic weighted average shares outstanding	9,662	10,105	9,713	10,042

Weighted average shares outstanding	9,665	10,105	9,714	10,042
Weighted average potential common shares	155	480	232	508
Total diluted weighted average shares outstanding	9,820	10,585	9,946	10,550

Net income	$1,927	$2,921	$3,713	$5,043

Basic net income per common share	$0.20	$0.29	$0.38	$0.50

Diluted net income per common share	$0.19	$0.28	$0.37	$0.48

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Incr/(Decr) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Incr/(Decr) Between Periods
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Revenues	100	100	(11)	100	100	(3)
Cost of revenues	(56)	(55)	(9)	(57)	(55)	—
Gross profit	44	45	(13)	43	45	(7)
Operating expenses:
Research and development	(7)	(6)	5	(6)	(6)	(6)
Selling, general and administrative	(25)	(25)	(10)	(27)	(26)	2
Operating income	12	14	(26)	10	13	(26)
Other income, net	1	3	(62)	3	3	(14)
Income before income taxes	13	17	(32)	13	16	(24)
Income tax expense	(5)	(6)	(28)	(5)	(5)	(19)
Net income	8	11	(34)	8	11	(26)

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

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 60% and 49% of its consolidated revenues during the six months ended June 30, 2008 and 2007, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Consolidated revenues decreased 11% and 3% to $22.7 million and $45.4 million for the three and six months ended June 30, 2008, respectively, from $25.5 million and $47.0 million for the respective prior-year periods. The reduction in revenues resulted from decreased sales of Producer and Desktop product line equipment of $4.0 million and $5.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

overall decline in the volume of equipment sales was primarily due to deliveries against significant orders from the retail market segment during the prior year’s second quarter, compared to minimal equipment sales in this market segment in the current-year periods. Sales of Producer product line equipment comprised 35% and 33% of total revenues for the three and six months ended June 30, 2008, respectively, compared to 44% and 41% for the same periods in the prior year. Sales of Desktop product line equipment represented 7% of revenues for the three and six months ended June 30, 2008, respectively, compared to 9% and 10% in the respective prior-year periods. Partially offsetting the decrease in equipment sales was an increase in the volume of recurring revenues of $1.2 million and $4.1 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 58% and 60% of total revenues for the three and six months ended June 30, 2008, respectively, compared to 47% and 49% in the same prior-year periods.

International sales rose 23% and 19% for the three and six months ended June 30, 2008 over the same prior-year periods, and comprised 47% and 45% of total sales, compared to 34% and 37% for the same periods in the prior year. Currency fluctuations affecting the Company’s European and Japanese operations generated a significant portion of the increase in international revenues and increased reported consolidated revenues for the three and six months ended June 30, 2008 by 5.6% and 5.2%, respectively, relative to the same prior-year periods.

As of and for the six months ended June 30, 2008, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $18.1 million, operating income of $0.1 million and net identifiable assets of $11.4 million. These amounts were generated primarily by the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the six months ended June 30, 2007 were revenues of $14.9 million, operating income of $0.1 million and net identifiable assets of $8.4 million. The growth in revenues and assets was favorably impacted by foreign currency fluctuations as well as increased penetration in foreign markets of sales of the Company’s digital publishing systems.

The Company is estimating that third quarter 2008 consolidated revenues will range between $21 million and $23 million.

Gross profit. Gross profit as a percentage of revenues was 44% and 43% for the three and six months ended June 30, 2008, respectively, compared to 45% for each of the same periods in 2007. The decline in gross profit as a percentage of revenues for both current-year periods resulted primarily from a shift in the distribution of sales to lower margin products. This shift is driven largely by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Sales in the current-year periods also included an increased volume and concentration of sales of media and media kits, which generally carry lower margins than other product offerings, comprising 18% and 19% of revenues for the three and six months ended June 30, 2008, respectively, compared to 11% and 12% in the same prior-year periods. Additionally, the Company charged severance related expenses of approximately $0.1 million to cost of sales in the second quarter 2008 as a result

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of a work force reduction in the Company’s U.S. operations. Partially offsetting the unfavorable impact on gross profit as a percentage of revenue of the described changes in product mix and severance charges was an improvement in service related margins, as revenues from maintenance contracts and other services increased at a faster rate than their related costs during the three and six months ended June 30, 2008 compared to the same prior-year periods. Gross margin was also favorably impacted by reduced inventory related charges to cost of sales in the second quarter of 2008 compared to the same period in 2007 of approximately $0.3 million.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the rate of growth of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.5 million and $2.9 million for the three and six months ended June 30, 2008, respectively, representing 7% and 6% of revenues for each period, respectively. Expenses for the same prior-year periods totaled $1.4 million and $3.0 million, representing 6% of revenues for both periods. The moderate changes in expenses between periods were primarily due to the timing of activities associated with new product development projects and enhancements to existing products. Rimage anticipates expenditures in research and development in 2008 to continue at levels similar to that of this year’s second quarter to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three and six months ended June 30, 2008 amounted to $5.7 million and $12.3 million, respectively, or 25% and 27% of revenues, compared to expenses in the same prior-year periods of $6.3 million and $12.1 million, respectively, or 25% and 26% of revenues. Expenses for the current-year periods include severance related costs approximating $0.2 million as a result of a work force reduction in the Company’s U.S. operations in the second quarter. Such expenses are comparable to severance related charges incurred in the second quarter of 2007 of approximately $0.2 million. Currency fluctuations affecting the Company’s European and Japanese operations increased selling, general and administrative expenses in the current year’s second quarter and year-to-date period by $0.3 million and $0.5 million, respectively, from the same periods in the prior year. The increased expenses from currency fluctuations were offset in the current year’s second quarter, and partially offset in the year-to-date period, by a $0.2 million and $0.3 million respective decrease in stock-based compensation costs and lower recurring compensation related costs stemming from the work force reduction described above and fewer senior level personnel relative to the same prior-year periods. Also partially offsetting the impact of currency fluctuations for the six months ended June 30, 2008, were reduced consulting and related expenses of $0.2 million primarily stemming from the Company’s implementation in the prior year’s first quarter of a new enterprise resource planning (“ERP”) system in the Company’s European operation. Contributing to the net rise in expenses for the current year-to-date period were increased expenditures for travel and sales and marketing promotional programs approximating $0.3 million to help further develop the Company’s global markets and strengthen its sales and marketing organizations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.7 million and $1.5 million for the three and six months ended June 30, 2008, respectively, compared to $0.9 million and $1.7 million for the same prior-year periods. The $0.2 million reduction in interest income in each of the current-year periods was the result of a decline in average interest rates approximating one percentage point relative to the same prior-year periods. Partially offsetting the impact of the reduction in interest rates was an $8 million and $11 million increase in average cash equivalent and marketable securities balances for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year. Other income in each period was unfavorably impacted by net losses on foreign currency transactions, amounting to $0.4 million and $0.2 million for the three and six months ended June 30, 2008, respectively, compared to net losses of $0.1 million for each of the same prior-year periods. The increased losses in the current periods were impacted by larger fluctuations in the rate of exchange between the U.S. dollar and the Japanese Yen and European Euro applied to intercompany receivable balances denominated in these foreign currencies.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2008 amounted to $1.1 million and $2.1 million, or 36.1% and 35.8% of income before taxes, respectively. Income tax expense for the three and six months ended June 30, 2007 was $1.5 million and $2.5 million, or 34.1% and 33.6% of income before taxes, respectively. The increase in the effective tax rate for the current-year periods primarily reflects the impact of higher state income taxes and the recognition of a benefit in the prior-year periods for the federal research credit, which has not yet been reinstated for 2008. Additionally, the increase in the year-to-date period was further impacted by the recognition of a benefit in the first quarter 2007 for a reduction in the liability for unrecognized tax benefits related to certain income tax uncertainties. The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2008.

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2008 was $1.9 million and $3.7 million, respectively, or 8% of revenues for both periods. Comparable amounts for the three and six months ended June 30, 2007 were $2.9 million and $5.0 million, respectively, or 11% of revenues for each period. Related net income per diluted share amounts for the three and six months ended June 30, 2008 were $0.19 and $0.37, respectively, compared to $0.28 and $0.48 per diluted share for the respective prior-year periods. The Company expects third quarter 2008 net income to range from $0.17 to $0.23 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2008, no amounts were outstanding under the credit agreement.

At June 30, 2008, the Company had working capital of $68.4 million, an increase of $1.5 million from working capital reported at December 31, 2007. The increase was primarily the result of year-to-date net income adjusted for non-cash items of $4.6 million and proceeds from employee stock

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

plans of $1.5 million, partially offset by the Company’s use of $5.0 million to repurchase shares of its Company stock, as described below.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the six months ended June 30, 2008, the Company repurchased 275,310 shares of its common stock at an average purchase price of $18.16 per share under the authorizations. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $2.1 million for the six months ended June 30, 2008, compared to $7.6 million in the same prior-year period. The $5.5 million reduction in cash generated from operations resulted from changes in operating assets and liabilities producing a net use of cash of $1.8 million in 2008 compared to a net increase in cash of $2.2 million in 2007, coupled with a $1.3 million decrease in net income for the six months ended June 30, 2008 compared to the same prior-year period. Contributing to the change in operating assets and liabilities compared to the prior year’s period was a $1.7 million smaller reduction in receivables, a $3.6 million larger aggregate reduction in trade accounts payable, accrued compensation and accrued expenses and a $2.9 million unfavorable variation in the change in deferred income. These changes were partially offset by a $3.3 million favorable variation in the change in inventories and a $0.7 million smaller net increase in prepaid income taxes. The smaller reduction in receivables in the current year’s period was primarily impacted by a $0.3 million increase in revenue in June 2008 relative to December 2007 (last month of each quarter), compared to a $3.0 million decrease in revenue between the comparable prior-year periods. The changes in trade accounts payable, accrued compensation, accrued expenses and prepaid income taxes were primarily due to the timing of related payments. The unfavorable change in deferred income resulted from a larger volume of new maintenance contracts initiated during the first six months of 2007 compared to 2008. The favorable change in inventories resulted from a $1.9 million reduction in inventories during the current-year period, compared to a $1.4 million increase in the same prior-year period. The decrease in inventories in the current period resulted primarily from the Company’s maintenance of lower levels of buffer inventory stock.

Investing activities provided a net increase in cash of $16.6 million for the six months ended June 30, 2008 and resulted in a net use of cash of $1.5 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $16.7 million in maturities of marketable securities, net of related purchases, during the six months ended June 30, 2008, compared to $0.7 million in purchases of marketable securities, net of related maturities, in the same prior-year period. Capital expenditures for the six months ended June 30, 2008 and 2007 totaled $0.5 million and $0.8 million, respectively. Capital expenditures in the current period consisted primarily of purchases of manufacturing tooling and office equipment, while expenditures in the prior-year period consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing activities used net cash of $2.8 million for the six months ended June 30, 2008, and provided net cash of $2.8 million for the same period in 2007. The net use of cash in the current-year period was primarily attributable to the Company’s use of $5.0 million of cash to repurchase 275,310 shares of its common stock. Partially offsetting the Company’s use of cash to repurchase common stock in the current period and generating most of the cash from financing activities in the prior-year period were proceeds from employee stock plans of $1.4 million and $1.8 million, respectively. Additionally, each period includes excess tax benefits recognized as an addition to the additional paid-in capital (“APIC”) pool of $0.7 million and $1.0 million, respectively. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.”

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the six months ended June 30, 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three or six months ended June 30, 2008.

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

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

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

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Prior to adoption, the Company’s policy was to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

establish an accrual that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. Management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

For the six months ended June 30, 2008, the Company recognized tax liabilities of $48,000 and $217,000, before reduction for the federal benefit for state and foreign income tax related amounts, for new uncertainties related to current period income tax positions and prior period income tax positions, respectively. The Company reversed during the six months ended June 30, 2008 gross tax liabilities, exclusive of interest and penalties, amounting to $72,000 associated with income tax settlements.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $0.3 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards and the Company’s stock price volatility. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If assumptions change for future stock-based awards, the compensation expense recorded under SFAS 123R may differ significantly from the expense recorded in the current period.

See Note 2 under the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at June 30, 2008 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the six months ended June 30, 2008. The Company recorded charges to cost of revenues of $60,000 during the six months ended June 30, 2007 for impairment in the carrying value of manufacturing tooling associated with the assembly of the Rimage 360i product line.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R becomes effective for business combinations occurring after January 1, 2009, and early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the Company beginning January 1, 2009. The Company is currently evaluating the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

impact of adopting this pronouncement on its consolidated financial statements and related disclosures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its common stock in the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1 – April 30, 2008	166,500	$17.54	166,500	806,990
May 1 – May 31, 2008	82,300	$17.89	82,300	724,690
June 1 – June 30, 2008	—	—	—	724,690
Total	248,800	$17.66	248,800	724,690

(1) On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 14, 2008. Of the 9,805,737 shares outstanding and entitled to vote at the meeting, 8,902,931 shares were present either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

A.	To elect six (6) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld

Bernard P. Aldrich	8,778,731	124,200
Lawrence M. Benveniste	8,778,376	124,555
Philip D. Hotchkiss	8,779,158	123,773
Thomas F. Madison	8,707,669	195,262
Steven M. Quist	8,772,820	130,111
James L. Reissner	8,777,079	125,852

B.	To ratify and approve the appointment of KPMG, LLP as independent auditors for the Company for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN

8,606,768	293,395	2,768

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 8, 2008	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Director, Chief Executive Officer,
and President
(Principal Executive Officer)

Date:	August 8, 2008	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)