Form 10-Q
period 2008-09-30
RIMAGE CORP
filed 2008-11-07
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report)

Common Stock outstanding at October 31, 2008 – 9,352,956 shares of $.01 par value Common Stock.

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
Yes  ☐    No  ☒

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 –	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	September 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$23,561	$7,416
Marketable securities	33,060	51,605
Receivables, net of allowance for doubtful accounts and sales returns of $650 and $583, respectively	15,228	14,447
Inventories	5,914	8,075
Prepaid expenses and other current assets	1,252	1,591
Deferred income taxes - current	1,446	1,637

Total current assets	80,461	84,771

Marketable securities - non-current	33,992	35,201
Property and equipment, net	6,465	3,206
Deferred income taxes - non-current	2,183	1,918

Total assets	$123,101	$125,096

Liabilities and Stockholders’ Equity

Current liabilities:
Checks written in excess of bank balance	$1,124	$—
Trade accounts payable	4,194	7,564
Accrued compensation	2,052	3,138
Other accrued expenses	1,131	1,157
Income taxes payable	684	685
Deferred income and customer deposits	4,904	5,281
Other current liabilities	24	57

Total current liabilities	14,113	17,882

Long-term liabilities:
Deferred income and customer deposits - non-current	1,908	1,930
Income taxes payable - non-current	431	164
Other non-current liabilities	41	59

Total long-term liabilities	2,380	2,153

Total liabilities	16,493	20,035

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,352,956 and 9,705,947, respectively	94	97
Additional paid-in capital	36,988	33,827
Retained earnings	68,903	70,462
Accumulated other comprehensive income	623	675

Total stockholders’ equity	106,608	105,061

Total liabilities and stockholders’ equity	$123,101	$125,096

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$25,210	$33,650	$70,645	$80,662
Cost of revenues	13,233	17,238	39,077	43,105

Gross profit	11,977	16,412	31,568	37,557

Operating expenses:
Research and development	1,227	1,592	4,091	4,622
Selling, general and administrative	5,225	6,180	17,535	18,292

Total operating expenses	6,452	7,772	21,626	22,914

Operating income	5,525	8,640	9,942	14,643

Other income (expense):
Interest, net	691	889	2,203	2,553
Gain (loss) on currency exchange	40	163	(123)	74
Other, net	(20)	(31)	—	(18)

Total other income, net	711	1,021	2,080	2,609

Income before income taxes	6,236	9,661	12,022	17,252
Income tax expense	2,230	3,458	4,303	6,006

Net income	$4,006	$6,203	$7,719	$11,246

Net income per basic share	$0.42	$0.63	$0.80	$1.13

Net income per diluted share	$0.42	$0.59	$0.79	$1.07

Basic weighted average shares outstanding	9,465	9,890	9,629	9,992

Diluted weighted average shares outstanding	9,595	10,302	9,820	10,466

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$7,719	$11,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,044	1,165
Deferred income tax benefit	(50)	(1,032)
Loss on disposal of property and equipment	3	112
Stock-based compensation	748	1,174
Excess tax benefits from stock-based compensation	(673)	(1,011)
Changes in operating assets and liabilities:
Receivables	(781)	1,896
Inventories	2,160	(1,512)
Prepaid income taxes/income taxes payable	1,196	2,785
Prepaid expenses and other current assets	339	(545)
Trade accounts payable	(3,357)	430
Accrued compensation	(1,085)	69
Other accrued expenses and other current liabilities	(59)	49
Deferred income and customer deposits	(399)	3,197

Net cash provided by operating activities	6,805	18,023

Cash flows from investing activities:
Purchases of marketable securities	(52,059)	(42,953)
Maturities of marketable securities	71,756	33,495
Purchases of property and equipment	(4,318)	(1,163)
Other non-current items	(6)	140

Net cash provided by (used in) investing activities	15,373	(10,481)

Cash flows from financing activities:
Checks written in excess of bank balance	1,124	—
Principal payments on capital lease obligations	(18)	(5)
Repurchase of common stock	(9,284)	(12,628)
Excess tax benefits from stock-based compensation	673	1,011
Proceeds from employee stock plans	1,485	1,982

Net cash used in financing activities	(6,020)	(9,640)

Effect of exchange rate changes on cash	(13)	98

Net increase (decrease) in cash and cash equivalents	16,145	(2,000)

Cash and cash equivalents, beginning of period	7,416	8,500

Cash and cash equivalents, end of period	$23,561	$6,500

Supplemental disclosures of net cash paid during the period for:
Income taxes	$3,160	$4,311

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At September 30, 2008, a total of 322,320 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $451,000 and $748,000 for the three and nine months ended September 30, 2008, respectively, compared to $625,000 and $1,174,000 for the comparable periods in 2007. Costs recognized in the current year-to-date period include the impact of the reversal in the second quarter of approximately $0.2 million in expenses stemming from the forfeiture of unvested stock options held by terminated employees.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other information pertaining to stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(in thousands, except per share data)

Number of options granted	—	—	184	245
Fair value of options granted	$—	$—	$1,282	$3,002
Per share weighted average fair value of options granted	$—	$—	$6.98	$12.25
Total fair value of stock options vested	$—	$75	$879	$858
Total intrinsic value of stock options exercised	$—	$348	$2,592	$3,824
Total intrinsic value of stock options outstanding	$1,347	$8,984	$1,347	$8,984

Cash received from the exercise of stock options was $1,485,000 and $1,982,000 for the nine months ended September 30, 2008 and 2007, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $930,000 and $1,274,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Gross unrecognized tax benefits as of September 30, 2008 and December 31, 2007 totaled $368,000 and $187,000, respectively. Changes in gross unrecognized tax benefits consisted of an increase of $36,000 for tax positions taken in the current year and a decrease of $72,000 resulting from settlements with state taxing authorities. An additional increase of $217,000 resulted from a balance sheet reclassification of a deferred tax asset that had previously been offset in unrecognized tax benefits as of December 31, 2007. Included in the balance of unrecognized tax benefits at September 30, 2008 are potential benefits of $131,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

unrecognized tax benefits relates primarily to the deferred federal benefit for state and foreign income tax related amounts.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $63,000 and $49,000 on a gross basis at September 30, 2008 and December 31, 2007, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above. Interest and penalties recognized in the accompanying Condensed Consolidated Statements of Income related to uncertain tax positions amounted to $17,000 for the nine months ended September 30, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2008, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2003 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at September 30, 2008 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Finished goods and demonstration equipment	$1,703	$1,879
Purchased parts and subassemblies	4,211	6,196

	$5,914	$8,075

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income	$4,006	$6,203	$7,719	$11,246
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(475)	144	(19)	238
Net unrealized gain (loss) on marketable securities, net of taxes	(135)	178	(32)	63

Total comprehensive income	$3,396	$6,525	$7,668	$11,547

(7)	Foreign Currency Contracts

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

As of September 30, 2008, the Company had nine outstanding foreign currency contracts totaling approximately $1,743,000. These contracts mature during 2008 and bear exchange rates ranging from 1.3967 to 1.5762 U.S. Dollars per Euro. As of September 30, 2008, the fair value of foreign currency contracts resulted in a net gain position of $93,000, which is recorded in other current assets.

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SFAS No. 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity, as highlighted in the table below. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows at September 30, 2008:

		Fair Value Measurements Using

(in thousands)	Total Carrying Value at September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available-for-sale securities	$82,923	$—	$82,923	$—
Foreign currency forward exchange contracts	$93	$—	$93	$—

Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option for any of its financial assets or liabilities as of September 30, 2008, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the three and nine months ended September 30, 2008, the Company repurchased 275,452 and 550,762 shares, respectively, of its common stock at an average purchase price of $15.56 and $16.86 per share for each respective period under the authorizations. As of September 30, 2008, there were 449,238 shares available for repurchase under the authorizations.

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

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire 788,000 and 717,000 weighted average common shares for the three and nine months ended September 30, 2008, respectively, and 397,000 and 303,000 weighted average common shares for the three and nine months ended September 30, 2007, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following is a summary of the weighted average common shares outstanding and diluted potential common shares (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Shares outstanding at end of period	9,353	9,646	9,353	9,646

Weighted average shares outstanding	9,470	9,890	9,632	9,992
Restricted stock effect on weighted average shares outstanding	(5)	—	(3)	—

Total basic weighted average shares outstanding	9,465	9,890	9,629	9,992

Weighted average shares outstanding	9,470	9,890	9,632	9,992
Weighted average potential common shares	125	412	188	474

Total diluted weighted average shares outstanding	9,595	10,302	9,820	10,466

Net income	$4,006	$6,203	$7,719	$11,246

Basic net income per common share	$0.42	$0.63	$0.80	$1.13

Diluted net income per common share	$0.42	$0.59	$0.79	$1.07

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(13)	Purchase of Real Property and Building

On August 11, 2008, a Purchase and Sale Agreement dated July 31, 2008 between the Company and 7725 Washington Avenue Corp. (“the Seller”) became effective. Under the Purchase and Sale Agreement, the Company agreed to purchase from the Seller the real property and building the Company previously leased as its corporate headquarters in Edina, Minnesota. The closing of the purchase transaction was effective September 30, 2008. The aggregate cost of the property totaled $3.9 million, consisting of the base purchase price of $3.8 million and other direct costs of $0.1 million. The Company financed the purchase using cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Incr/(Decr) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Incr/(Decr) Between Periods

	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007

Revenues	100	100	(25)	100	100	(12)
Cost of revenues	(52)	(51)	(23)	(55)	(53)	(9)

Gross profit	48	49	(27)	45	47	(16)
Operating expenses:
Research and development	(5)	(5)	(23)	(6)	(6)	(11)
Selling, general and administrative	(21)	(18)	(15)	(25)	(23)	(4)

Operating income	22	26	(36)	14	18	(32)
Other income, net	3	3	(30)	3	3	(20)

Income before income taxes	25	29	(35)	17	21	(30)
Income tax expense	(9)	(11)	(36)	(6)	(7)	(28)

Net income	16	18	(35)	11	14	(31)

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

Rimage earns revenues through the sale of equipment, consumables (ribbons, ink cartridges and Rimage-branded blank CD-R and DVD-R media), maintenance contracts, parts and repair services. Rimage’s recurring revenues (consumables, maintenance contracts, parts and service) comprised approximately 59% and 46% of its consolidated revenues during the nine months ended September 30, 2008 and 2007, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Consolidated revenues decreased 25% and 12% to $25.2 million and $70.6 million for the three and nine months ended September 30, 2008, respectively, from $33.7 million and $80.7 million for the respective prior-year periods. The reduction in revenues resulted from decreased sales of Producer and Desktop product line equipment of $8.8 million and $14.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. The overall decline in the volume of equipment sales was primarily due to deliveries against significant orders from the retail market segment during the prior year’s second and third quarters, compared to minimal equipment sales in this market segment in the current-year periods. Sales in the retail market

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

segment can fluctuate significantly between periods due to uneven rollout schedules of the Company’s retail customers. The lower volume and concentration of sales in the retail market segment during the current-year periods helped drive an increase in average selling prices on Producer equipment configurations, partially offsetting the impact on revenue of a decreased volume of equipment sales. Sales of Producer product line equipment comprised 37% and 34% of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 49% and 44% for the same periods in the prior year. Sales of Desktop product line equipment represented 5% and 7% of revenues for the three and nine months ended September 30, 2008, respectively, compared to 8% and 9% in the respective prior-year periods. Partially offsetting the overall decrease in equipment sales was an increase in the volume of recurring revenues of $0.4 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 58% and 59% of total revenues for the three and nine months ended September 30, 2008, respectively, compared to 43% and 46% in the same prior-year periods.

International sales decreased 3% for the third quarter and increased 11% for the year-to-date period compared to the same prior-year periods, and comprised 35% and 42% of total respective sales, compared to 27% and 33% for the same periods in the prior year. Currency fluctuations affecting the Company’s European and Japanese operations reduced the decline in the third quarter and generated the increase in the year-to-date period of total international revenues, resulting in an increase in reported consolidated revenues for the three and nine months ended September 30, 2008 of 2.8% and 4.4%, respectively, relative to the same prior-year periods.

As of and for the nine months ended September 30, 2008, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $26.0 million and operating income of $0.1 million. Net identifiable assets for these operations amounted to $9.1 million. These amounts pertain primarily to the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the nine months ended September 30, 2007 were revenues of $22.8 million, operating income of $0.2 million and net identifiable assets of $9.5 million. The growth in total revenues for these operations occurred primarily as a result of foreign currency fluctuations.

The Company is estimating that fourth quarter 2008 consolidated revenues will range between $20 million and $22 million.

Gross profit. Gross profit as a percentage of revenues was 48% and 45% for the three and nine months ended September 30, 2008, respectively, compared to 49% and 47% for the respective prior year periods. The decline in gross profit as a percentage of revenues for both current-year periods resulted primarily from a shift in the distribution of sales to lower margin products. This shift is driven largely by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Sales in the current-year periods also included an increased volume and concentration of sales of media and media kits, which generally carry lower margins than other product offerings, comprising 21% and 20% of revenues for the three and nine months ended September 30, 2008, respectively, compared to 13% and 12% in the same prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Partially offsetting the unfavorable impact of changes in product mix was an improvement in equipment margins primarily as a result of higher average selling prices on Producer equipment configurations, influenced by the lower concentration of sales in the retail market segment. Additionally, gross margin for the current-year periods benefited from reductions in compensation related costs stemming from a workforce reduction in the second quarter 2008 in the Company’s U.S. operations. Gross margin for the current year-to-date period was also favorably impacted by reduced inventory related charges to cost of sales of approximately $0.3 million.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the growth rate of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.2 million and $4.1 million for the three and nine months ended September 30, 2008, respectively, representing 5% and 6% of revenues for each period, respectively. Expenses for the same prior-year periods totaled $1.6 million and $4.6 million, representing 5% and 6% of revenues, respectively. The reduction in expenses between periods was primarily due to the timing of activities associated with new product development projects and enhancements to existing products. Rimage anticipates expenditures in research and development in the fourth quarter of 2008 to increase approximately 5% to 10% from this year’s third quarter to support new product development initiatives and to improve existing products.

Selling, general and administrative expenses for the three and nine months ended September 30, 2008 amounted to $5.2 million and $17.5 million, respectively, or 21% and 25% of revenues, compared to expenses in the same prior-year periods of $6.2 million and $18.3 million, respectively, or 18% and 23% of revenues. Currency fluctuations affecting the Company’s European and Japanese operations increased selling, general and administrative expenses in the current year’s third quarter and year-to-date period by $0.2 million and $0.7 million, respectively, from the same periods in the prior year. The increased expenses from currency fluctuations were more than offset in the current-year periods by lower bonus expenses, stemming from below plan revenue and operating income, and a $0.2 million and $0.5 million respective decrease in stock-based compensation costs. Further offsetting the impact of currency fluctuations for the current-year periods were reduced expenditures for marketing and promotional programs, and for the nine months ended September 30, 2008, reduced consulting and related expenses of $0.2 million primarily stemming from the Company’s implementation in the prior year’s first quarter of a new enterprise resource planning (“ERP”) system in the Company’s European operation.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.7 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, compared to $0.9 million and $2.6 million for the same prior-year periods. The reduction in interest income in each of the current-year periods was the result of a decline in average interest rates approximating one percentage point relative to the same prior-year periods. Partially offsetting the impact of the reduction in interest rates was a $6 million and $9 million increase in average cash equivalent and marketable securities balances for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. Other income for the three and nine months ended September, 2008 included a net gain and a net loss on foreign currency transactions of $40,000 and $123,000, respectively, compared to net gains on foreign

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

currency transactions of $163,000 and $74,000 in the respective prior year periods. The net loss in the current year-to-date period was impacted by larger fluctuations in the rate of exchange between the U.S. dollar and the Japanese Yen and European Euro applied to intercompany receivable balances denominated in these foreign currencies.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2008 amounted to $2.2 million and $4.3 million, or 35.8% of income before taxes in each period. Income tax expense for the three and nine months ended September 30, 2007 was $3.5 million and $6.0 million, or 35.8% and 34.8% of income before taxes, respectively. The rise in the effective tax rate for the year-to-date period primarily reflects the increased impact of recording no tax benefit on foreign operating losses for the Company’s Japanese subsidiary. Additionally, the increase in the year-to-date period was further impacted by higher state income taxes and the recognition of a benefit in the same period in 2007 for the federal research credit, which was not yet reinstated for 2008 as of September 30, 2008. Tax-exempt interest income comprised a larger percentage of pre-tax income in the current year-to-date period, generating a partially offsetting favorable impact on the effective tax rate. The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2008.

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2008 was $4.0 million and $7.7 million, respectively, or 16% and 11% of revenues for the respective periods. Comparable amounts for the three and nine months ended September 30, 2007 were $6.2 million and $11.2 million, respectively, or 18% and 14% of revenues, respectively. Related net income per diluted share amounts for the three and nine months ended September 30, 2008 were $0.42 and $0.79, respectively, compared to $0.59 and $1.07 per diluted share for the respective prior-year periods. The Company expects fourth quarter 2008 net income to range from $0.15 to $0.21 per diluted share.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At September 30, 2008, no amounts were outstanding under the credit agreement.

At September 30, 2008, the Company had working capital of $66.3 million, a decrease of $0.6 million from working capital reported at December 31, 2007. The decrease was primarily the result of the Company’s use of $9.3 million during the nine months ended September 30, 2008 to repurchase shares of its common stock and $3.9 million in September 2008 to purchase its U.S. corporate headquarters and manufacturing facility, previously leased by the Company. Year-to-date net income adjusted for non-cash items of $9.5 million, proceeds from employee stock plans of $1.5 million and the impact of a $1.2 million net change in classification of marketable securities partially offset the uses of cash described above. The net change in marketable securities resulted from a non-cash change in the classification of $18.5 million of marketable securities from non-current as of December 31, 2007 to current as of September 30, 2008, partially offset by a $17.3 million net use of cash to purchase non-current marketable securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During the nine months ended September 30, 2008, the Company repurchased 550,762 shares of its common stock at an average purchase price of $16.86 per share under the authorizations. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $6.8 million for the nine months ended September 30, 2008, compared to $18.0 million in the same prior-year period. The $11.2 million reduction in cash generated from operations resulted from changes in operating assets and liabilities producing a net use of cash of $2.0 million in 2008 compared to a net increase in cash of $6.3 million in 2007, coupled with a $3.2 million decrease in net income adjusted for non-cash items for the nine months ended September 30, 2008 compared to the same prior-year period. Contributing to the change in operating assets and liabilities compared to the prior year’s period was a $1.6 million smaller increase in income taxes payable and unfavorable variations of $2.7 million in receivables, $3.6 million in deferred income and $5.0 million in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses. These changes were partially offset by favorable variations of $3.7 million in inventories and $0.9 in prepaid expenses. The unfavorable change in receivables resulted from an $0.8 million increase in receivables in the current period, compared to a $1.9 million decrease in the comparable prior-year period, primarily impacted by a $2.2 million increase in revenue in September 2008 relative to December 2007 (last month of each quarter), compared to a $3.7 million decrease in revenue between the comparable prior-year periods. The unfavorable change in deferred income resulted from a larger volume of new maintenance contracts initiated during the first nine months of 2007 compared to 2008. The changes in trade accounts payable, accrued compensation and accrued expenses were primarily due to the timing of related payments, and in the case of accounts payable, reduced inventory purchases. The favorable change in inventories resulted from a $2.2 million reduction in inventories during the current-year period, compared to a $1.5 million increase in the same prior-year period. The decrease in inventories in the current period resulted primarily from the Company’s maintenance of lower levels of buffer inventory stock and a reduced level of sales.

Investing activities provided a net increase in cash of $15.4 million for the nine months ended September 30, 2008, compared to a net use of cash of $10.5 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $19.7 million in maturities of marketable securities, net of related purchases, during the nine months ended September 30, 2008, compared to $9.5 million in purchases of marketable securities, net of related maturities, in the same prior-year period. Capital expenditures for the nine months ended September 30, 2008 and 2007 totaled $4.3 million and $1.2 million, respectively. Capital expenditures in the current period consisted of the purchase of the Company’s U.S. corporate headquarters and manufacturing facility ($3.9 million), previously leased by the Company, and purchases of manufacturing tooling and office equipment. Expenditures in the prior-year period consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financing activities used net cash of $6.0 million and $9.6 million for the nine months ended September 30, 2008 and 2007, respectively. The significant net use of cash in each period was primarily attributable to the Company’s repurchase of shares of its common stock, requiring $9.3 million of cash to repurchase 550,762 shares in the current period and $12.6 million to repurchase 500,000 shares in the prior-year period. Partially offsetting the Company’s use of cash to repurchase common stock in each period were proceeds from employee stock plans of $1.5 million and $2.0 million, respectively. Checks written in excess of the account bank balance also generated a partially offsetting increase in cash from financing activities in the current-year period of $1.1 million.

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

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the nine months ended September 30, 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three or nine months ended September 30, 2008.

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

A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the limited situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

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

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Prior to adoption, the Company’s policy was to establish an accrual that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

resolution. FIN 48 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change.Management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense.

For the nine months ended September 30, 2008, the Company recognized tax liabilities of $36,000 and $217,000, before reduction for the federal benefit for state and foreign income tax related amounts, for new uncertainties related to current period income tax positions and prior period income tax positions, respectively. During the nine months ended September 30, 2008, the Company reversed gross tax liabilities, exclusive of interest and penalties, amounting to $72,000 associated with income tax settlements.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $0.7 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Impairment of Long-lived Assets. Long-lived assets at September 30, 2008 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the nine months ended September 30, 2008. The Company recorded charges to cost of revenues of $60,000 during the nine months ended September 30, 2007 for impairment in the carrying value of manufacturing tooling associated with the assembly of the Rimage 360i product line.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its common stock in the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1 – July 31, 2008	110,000	$15.10	110,000	614,690
August 1 – August 31, 2008	165,452	$15.86	165,452	449,238
Sept. 1 – Sept. 30, 2008	—	—	—	449,238

Total	275,452	$15.56	275,452	449,238

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

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

10.1	Purchase and Sale Agreement dated as of July 31, 2008, between Rimage Corporation and 7725 Washington Avenue Corporation.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION

Registrant

Date:	November 7, 2008	By:	/s/ Bernard P. Aldrich

Bernard P. Aldrich
Director, Chief Executive Officer,
and President
(Principal Executive Officer)

Date:	November 7, 2008	By:	/s/ Robert M. Wolf

Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)