Form 10-K
period 2008-12-31
RIMAGE CORP
filed 2009-03-16
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $114,600,000.

As of February 28, 2009, 9,349,435 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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

Incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital storage production equipment since its inception. Since 1995, Rimage has focused its business on development and sale of its CD recordable (“CD-R”) publishing systems, and since 2000, its DVD recordable (“DVD-R”) publishing systems. Blue laser capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this emerging technology, which has been popularized by the Blu-ray disc format developed by the Blu-Ray Disc Association.

Products

Rimage’s products are designed to enable the automation of data distribution and archiving processes. In some cases, this results in reductions of labor, training and inventory costs for users of the products; in other cases, it enables totally new and innovative applications. Rimage products provide compelling solutions for distribution and archiving of information on recordable CD, DVD and blue laser media for just-in-time, on-demand and mass customization of discs with unique content and labels.

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

Sales of Rimage’s digital publishing systems comprised 39%, 52% and 54% of its revenue from operations during 2008, 2007 and 2006, respectively. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank recordable CD, DVD and blue laser media), parts and maintenance contract sales.

Rimage’s digital publishing systems have been divided into two primary product lines: the Producer line of equipment for higher volume requirements for production of recordable CD, DVD or blue laser media, and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of hardware products continues to generate a significant portion of Rimage’s revenue, comprising 33% of total revenues during 2008 at $30.3 million, 43% during 2007 at $46.8 million and 44% during 2006 at $44.9 million. The Desktop line of hardware products contributed 6% of total revenues in 2008 at $5.8 million, 9% in 2007 at $9.4 million and 10% in 2006 at $10.6 million. The balance of revenue in each year was generated through sale of Rimage-branded blank recordable CD, DVD and blue laser media, ribbons, ink cartridges, parts, repair services and maintenance contracts. These recurring revenues comprised 61% of total revenues during 2008 at $55.3 million, 48% during 2007 at $52.6 million and 46% during 2006 at $47.7 million. The growth in recurring revenues has been spurred by the expansion of the Company’s worldwide installed base of digital publishing systems as well as the Company’s introduction in 2004 of its consumable supplies strategy involving media kits. Through this strategy, the Company assembles Rimage-branded blank recordable CD or DVD discs with replacement printer ribbons and cartridges into kits to simplify the customer’s purchase and use of these consumable products in the production process.

The Producer III Series. The Producer III Series of digital publishing systems, introduced in 2006, represents the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD, DVD and blue laser discs with digital content. The Producer line of products also includes previously available systems from the Producer II Series and DiscLab Series. The Company augmented its Producer product line with the introduction in 2007 of the Professional Series line of digital publishing systems and the introduction in 2008 of the Rimage 6100 system, part of the Producer III Series. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or blue laser media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components.

Rimage offers its Producer line of products in seven basic configurations to meet the varying needs of its commercial customers. The Rimage 8100 system, part of the Producer III Series of publishing systems introduced in 2006, provides industry leading speed and throughput for on-demand production of CD, DVD or blue laser discs with digital content. The Rimage 8100 system utilizes up to four simultaneous data streams and four recorders and provides for a capacity of 300 discs. The Rimage 7100 system, also part of the Producer III Series, comes standard with two recorders. The Rimage 6100 system, introduced in 2008 as an expansion of the Producer III Series, and Amigo II system, introduced in 2001, both come with a single recorder. The Rimage 8100 and Rimage 7100 systems are available with either a stand-alone control center or a control center embedded inside the unit, while the Rimage 6100 is available with an embedded control center or may be purchased without a control center. The Rimage 8100, Rimage 7100, and the single-recorder 6100 and Amigo II systems are each available with either Rimage’s Everest or Prism printers. The DiscLab systems, consisting of the DLN5200 and DL5200, and the Professional Series systems, consisting of the 5300N and 5100N, are designed predominantly as network attached publishing systems and feature an embedded control center, an Everest printer and a small product size and footprint.

The Everest printer was developed to meet the need of customers for an on-demand surface printer able to produce color and monochrome labels with quality similar to offset and silkscreen printing systems. Everest produces images on recordable CD, DVD and blue laser media that are indelible and cover the full surface of the media. In 2008, Rimage introduced the Everest 600 printer which enables users to print labels with 600 dpi print resolution for printing photo quality images and clear, crisp text. Rimage’s Prism printer provides high-speed, laser quality monochrome and spot color printing on standard recordable CD and DVD media for in-house, customized printing. The Producer line also includes Autoprinters that incorporate either an Everest or Prism printer.

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

Rimage has historically focused its sales and marketing efforts on high-volume CD-R and DVD-R publishing solutions for its Producer product line in such areas as banking and finance, wholesale photo processing labs, medical imaging, and retail photography. Rimage plans to continue to expand its position in many of these markets while also focusing on new applications with high-growth potential in business services. The Company’s sales and marketing organization is focused on penetrating these targeted markets and strengthening marketing support for new products.

During 2008, 2007 and 2006, Rimage derived 15%, 14% and 15% of its respective revenues from one of its distributors, and derived 11%, 9% and 14% of its revenues from a second distributor during the same respective periods. Sales to one of the Company’s strategic partners represented 10% of revenues during 2008 and 9% during 2007 and 2006.

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, Rimage Europe GmbH and Rimage Japan Co., Ltd., respectively. Foreign sales constituted approximately 42% of Rimage’s revenues for the year ended December 31, 2008, 36% for the year ended December 31, 2007 and 34% of revenues for the year ended December 31, 2006.

Competition

Rimage competes with a number of manufacturers of CD-R/DVD-R production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Teac, Microtech Systems, Inc., Seiko Epson Corporation and LSK Data Systems GmbH. Rimage is able to compete effectively in the sale of digital publishing systems because of technological leadership in automated solutions and its early start within the CD-R/DVD-R production equipment industry. Rimage believes that its quality printing capabilities for recordable CD, DVD and blue laser media, its transporter mechanisms, its software and its integration tools differentiate its products from those of competitors. Rimage also competes with alternative technologies in the storage media industry such as high capacity hard drives, flash memory, new recordable media technologies, file servers accessible through computer networks, the Internet and additional media under development. Rimage believes that within its targeted markets its technology has advantages over these alternative technologies in terms of usability, reliability, performance, security and cost.

Manufacturing

Rimage’s manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage’s specifications. Rimage’s employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, blue laser recorders, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The Company depends upon a single-source supplier for its Everest printers.

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

Research and Development

At December 31, 2008, 29 full-time employees were involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products and development of enhancements to existing products.

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

Rimage’s expenditures for research and development were $5.3 million, $5.9 million and $6.7 million in 2008, 2007 and 2006, representing 5.7%, 5.4% and 6.5% of revenues, respectively. Rimage anticipates its expenditures in research and development will increase in 2009 relative to 2008 to support an increased level of new product development initiatives and improve existing products.

Patents and Government Regulation

Rimage currently maintains 23 U.S. and foreign patents and has a total of eight U.S. and foreign patents pending. In addition, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products. In addition, Rimage has registered and may in the future register trademarks and other marks used in its business.

As the number of Rimage’s products increases and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Rimage’s products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Rimage’s proprietary rights and the rights of others. Any claim of infringement against Rimage could involve significant liabilities to third parties, could require Rimage to seek licenses from third parties, and could prevent Rimage from manufacturing, selling or using its products.

The FCC requires some of Rimage’s equipment to meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Employees

At December 31, 2008, Rimage had 209 full-time employees, of which 29 were involved in research and development, 101 in production, testing, repair and customer service, and 79 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Adverse economic conditions, particularly those affecting our customers, distributors and resellers, will harm our business.

Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in lower spending among customers in the industries we serve. Unfavorable economic conditions have also resulted and may continue to result in decreased sales to our distributors and resellers.

Further, we sell our products throughout the United States, as well as in several foreign countries. Our business may be adversely affected by factors in the United States and other countries, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.

Declining demand for our products will adversely affect our revenue. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

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

The storage media industry is becoming more competitive, and we face the potential for increased competition in developing and selling our recordable CD, DVD and blue laser publishing systems in both the U.S. and in foreign markets. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. Our current primary competitors include Primera Technology, Inc., Teac, Seiko Epson Corporation, Microtech Systems, Inc. and LSK Data Systems GmbH. To remain competitive, we believe that we must continue to provide:

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

The success of our products depends upon our end users choosing our recordable CD, DVD and blue laser technology for their storage media needs. However, alternative data storage media exist, such as high capacity hard drives, flash memory, new media technologies and file servers accessible through computer networks and the Internet. Further, additional media is under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our products could decrease. Additionally, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products such as cameras, computer equipment, software or biometric applications. Competition from other publishing systems or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 42% of our revenues for the year ended December 31, 2008, 36% for the year ended December 31, 2007 and 34% of our revenues the year ended December 31, 2006. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

During 2008, sales to two of our distributors and a strategic partner represented 15%, 11% and 10% of our total revenues, respectively. Sales to one of these distributors represented 14% of our revenues in 2007. Sales to these two distributors generated 15% and 14%, respectively, of our revenues in 2006. A significant reduction, delay or cancellation of orders from our key channel partners or our direct OEM customers, or the loss of any of them, could have a negative impact upon our operating results. Further, some of our channel partners are small organizations with limited capital, and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our future growth and success will continue to depend in large part upon the success of our channel partners in operating their businesses and our relationships with our direct OEM customers.

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

We assemble our Producer Series and Desktop Series products using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including our Everest printers, DVD-R drives, blue laser drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts from third parties. Some of our subcontractors and suppliers are the sole source of these components and these third parties may also own technology and manufacturing know-how required to manufacture critical components. If any of our suppliers is unable to ship critical components, we would be unable to assemble and ship products to our end-users, distributors or resellers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. For the majority of our critical components, we have identified alternative suppliers. However, for certain other components, it is not possible to identify an alternative supplier because of the proprietary information and technology held by the current supplier. If we were unable to secure the technology and proprietary information used by our current suppliers, identifying an alternative manufacturer to design and manufacture the components to our specifications could involve significant delays in production of the products and significant expense. Further, if we obtain a new supplier for a component or use an alternative component in our product, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to end-users, distributors or resellers could be extended, and our costs associated with the change in product manufacturing could increase.

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

We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

▪	The number and mix of products sold in the quarter.

▪	The timing of major projects.

▪	The availability and cost of components and materials.

▪	Timing, costs and benefits of new product introductions.

▪	Customer order size and shipment timing.

▪	Seasonal factors affecting timing of purchase orders.

▪	Promotions by ourselves or competitors, and the timing of the promotion.

▪	The impact to the marketplace of competitive products and pricing.

▪	The timing and level of operating expenses.

▪	General economic and market conditions including market uncertainty.

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

Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of technology companies, like Rimage, have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

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

In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. Any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in our common stock price. Further, recent economic conditions have resulted in significant fluctuations and significant declines in stock prices for many companies, including Rimage. We cannot predict when the stock markets and the market for our common stock may stabilize.

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

Rimage headquarters are located in a facility of 58,500 square feet at 7725 Washington Avenue South, Edina, Minnesota 55439. The Company rented this facility through September 2008 under a noncancellable 48-month lease initiated August 1, 2004. Monthly base rent was $33,394 for the first year, with 2% inflationary increases each subsequent year of the lease. Effective August 11, 2008, a Purchase and Sale Agreement was completed under which the Company agreed to purchase from the Seller, 7725 Washington Avenue Corp., the real property and building the Company previously leased. The closing of the purchase transaction was effective September 30, 2008. The Company financed the purchase using cash on hand. This facility is used for manufacturing, engineering, service, sales, marketing and administration.

In July 2006, Rimage entered into a facility lease of approximately 18,200 square feet in Dietzenbach, Germany, used for service, sales and light assembly. The current term of the lease in Germany expires June 30, 2011, and monthly base rent is €14,833 (or approximately $21,000 U.S. dollars). Additionally, in May 2008, the Company entered into a facility lease of approximately 2,689 square feet in Tokyo, Japan, used for sales and service. The current term of the lease in Japan expires April 30, 2010, and monthly base rent is ¥ 1,685,441 (or approximately $19,000 U.S. dollars).

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

Market Information

Rimage’s common stock is traded on the Nasdaq Global Market under the symbol “RIMG”. The following table sets forth, for the periods indicated, the range of low and high sales prices for Rimage’s common stock as reported on The Nasdaq Stock Market.

	Low	High

Year 2007:
1st Quarter	$23.50	$28.74
2nd Quarter	$25.76	$34.58
3rd Quarter	$21.59	$34.63
4th Quarter	$20.79	$27.39
Year 2008:
1st Quarter	$21.25	$26.61
2nd Quarter	$12.09	$23.85
3rd Quarter	$12.01	$17.88
4th Quarter	$10.07	$15.89

Shareholders

As of February 19, 2009, there were 54 shareholders of record of Rimage’s common stock.

Dividends

To date, Rimage has not paid or declared any cash dividends on its common stock. The payment by Rimage of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage’s continued earnings, financial condition, capital requirements and other relevant factors.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding Rimage’s equity compensation plans in effect as of December 31, 2008. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:	1,159,381	$17.88	333,570

Equity compensation plans not approved by shareholders:	—	—	—

Total	1,159,381	$17.88	333,570

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

The following graph shows changes during the period from December 31, 2004 to December 31, 2008 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08

Nasdaq National Market Index	$100.00	$102.13	$112.20	$121.67	$58.62

Nasdaq Computer Manufacturer Stocks Index	$100.00	$102.31	$104.49	$152.88	$64.22

Rimage Corporation	$100.00	$180.34	$161.79	$161.48	$83.45

Issuer Purchases of Equity Securities

The following table provides certain information regarding purchases made by the Company of its common stock in the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 – October 31, 2008	—	—	—	449,238
Nov. 1 – Nov. 30, 2008	26,321	$12.48	26,321	422,917
Dec. 1 – Dec. 31, 2008	—	—	—	422,917
Total	26,321	$12.48	26,321	422,917

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

Consolidated Statements of Income Information:

	Year ended December 31,
	2008	2007	2006	2005	2004
Revenues	$91,394	$108,874	$103,252	$95,410	$70,848
Cost of revenues	$51,731	$57,719	$56,014	$51,957	$38,027
Gross profit	$39,663	$51,155	$47,238	$43,453	$32,821
Operating expenses	$27,915	$30,274	$29,464	$26,829	$19,386
Operating income	$11,748	$20,881	$17,774	$16,624	$13,435
Other income, net	$2,711	$3,513	$2,684	$1,419	$608
Income tax expense	$5,028	$8,633	$7,374	$6,675	$4,971
Net income	$9,431	$15,761	$13,084	$11,368	$9,072

Basic net income per share	$0.99	$1.59	$1.33	$1.19	$0.98
Diluted net income per share	$0.97	$1.52	$1.26	$1.10	$0.91
Weighted average shares outstanding:
Basic	9,556	9,915	9,812	9,530	9,290
Diluted	9,729	10,371	10,356	10,312	9,932

Consolidated Balance Sheet Information:

	Balances as of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$14,885	$7,416	$8,500	$12,693	$12,120
Marketable securities	$39,870	$51,605	$30,266	$51,582	$40,375
Receivables, net	$11,099	$14,447	$21,697	$12,885	$10,184
Inventories	$5,625	$8,075	$6,072	$6,621	$7,396
Current assets	$74,151	$84,771	$70,116	$86,444	$71,665
Property and equipment, net	$6,183	$3,206	$3,626	$2,525	$2,386
Marketable securities - non-current	$40,647	$35,201	$38,594	$—	$—
Total assets	$123,456	$125,096	$112,359	$89,009	$74,138
Current liabilities	$12,010	$17,882	$16,163	$12,191	$11,277
Long-term liabilities	$2,398	$2,153	$720	$289	$139
Stockholders’ equity	$109,048	$105,061	$95,476	$76,529	$62,722

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2008 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Revenues	100.0	100.0	100.0	(16.1)	5.4
Cost of revenues	(56.6)	(53.0)	(54.2)	(10.4)	3.0
Gross profit	43.4	47.0	45.8	(22.5)	8.3
Operating expenses:
Research and development	(5.7)	(5.4)	(6.5)	(11.0)	(12.4)
Selling, general and administrative	(24.8)	(22.4)	(22.0)	(7.0)	7.2
Operating income	12.9	19.2	17.2	(43.7)	17.5
Other income, net	2.9	3.2	2.6	(22.8)	30.9
Income before income taxes	15.8	22.4	19.8	(40.7)	19.2
Income tax expense	(5.5)	(7.9)	(7.1)	(41.8)	17.1
Net income	10.3	14.5	12.7	(40.2)	20.5

Overview

Rimage develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and blue laser media. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in industries such as digital photography, medical imaging and business services. As Rimage’s sales within North America and Europe have averaged 95% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues on the accompanying Consolidated Statements of Income), as well as maintenance contracts, repair and installation services (included as Service revenues on the Consolidated Statements of Income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised approximately 61%, 48% and 46% of its consolidated revenues in 2008, 2007 and 2006, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Total revenues were $91.4 million for 2008, reflecting a 16% decline from total revenues of $108.9 million in 2007, which reflected growth of 5% from total revenues of $103.3 million in 2006.

The $17.5 million reduction in total revenues from 2007 to 2008 reflects an $18.2 million or 18% decline in product revenues, partially offset by a $0.7 million or 8% increase in service related revenues. The reduction in product revenues resulted primarily from a 36% or $20.2 million decrease in the volume of sales of Producer and Desktop product line equipment. The overall decline in the volume of equipment sales was primarily due to deliveries against significant orders from the retail market segment during the prior year’s second and third quarters, compared to minimal sales in this market segment in the current year. Sales in the retail market segment can fluctuate significantly between periods because the Company’s retail customers make purchases at various times with orders of unequal size at irregularly spaced intervals. Also contributing to the current year decline in equipment revenues was a decrease in sales to the Company’s U.S. channel partners. The lower volume and concentration of sales in the retail market segment in 2008 helped drive an increase in average selling prices on Producer equipment configurations, partially offsetting the impact on revenue of a decreased volume of equipment sales. Also partially offsetting the decrease in equipment sales was growth in recurring revenues of $2.7 million, consisting primarily of a rise in consumables revenues of $2.1 million and an increase in service revenues of $0.7 million. The growth in recurring revenues was primarily due to the continued expansion of the Company’s worldwide installed base of CD-R and DVD-R publishing systems and the Company’s increased emphasis on promoting this portion of its business. Recurring revenues comprised 61% of total revenues for the year ended December 31, 2008, compared to 48% in the prior year period. Sales of Producer product line equipment comprised 33% of total revenues in 2008, compared to 43% in the prior year period. Remaining revenues in each year were generated by sales of Desktop product line equipment, representing 6% and 9% of revenues, respectively.

The growth in total revenues from 2006 to 2007 of $5.6 million resulted from a $3.1 million or 3% increase in product revenues and a $2.5 million or 40% increase in service revenues. The recurring revenue component of product revenues, consisting of consumables and parts, contributed most of the net growth in product revenues. Combined with service revenues, the volume of such recurring revenues increased $4.9 million or 10% from 2006. Product revenues were also favorably impacted by a $2.0 million or 4% increase in sales of Producer product line equipment, primarily the result of increased sales volume. The rise in recurring revenues and increased volume of Producer product line equipment sales were favorably impacted by deliveries against significant orders from the retail market segment during the second and third quarters of 2007. Partially offsetting the increases in recurring and Producer product line equipment revenues was a decrease in the volume of Desktop product line equipment sales, largely driven by reduced sales of the low-end Rimage 360i product line.

International sales decreased 1% in 2008 from 2007 and comprised 42% of total sales, compared to 36% in 2007 and 34% in 2006. Without the impact of currency fluctuations affecting the Company’s European and Japanese operations, international revenues decreased by 7% in 2008 relative to 2007. The European market continued to generate the majority of international sales. Currency fluctuations affecting the Company’s European and Japanese operations increased consolidated revenues in 2008 by 2.8% relative to 2007 and 2.6% in 2007 relative to 2006.

Revenue levels in 2009 will be dependent upon many factors, including the effectiveness of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of total revenues was 43.4% for the year ended December 31, 2008, compared to 47.0% and 45.8% for the years ended December 31, 2007, and 2006, respectively.

The decline in gross profit as a percentage of total revenues in 2008 relative to 2007 resulted primarily from a reduction in product margins, stemming from a shift in the distribution of sales to lower margin products. This shift is driven largely by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Sales in 2008 also included an increased volume and concentration of sales of media and media kits, which generally carry lower margins than other product offerings, comprising 21% of revenues in 2008, compared to 14% in 2007. Also contributing to the decline in gross profit as a percentage of revenues in 2008 was the impact of service costs increasing at a faster pace than the associated service revenues, impacted by investments to strengthen the service support infrastructure of the Company’s subsidiaries and increased fuel costs. Partially offsetting the unfavorable impact of changes in product mix and increased service costs was an overall improvement in equipment margins primarily as a result of higher average selling prices on Producer equipment configurations, influenced by the lower concentration of sales in the retail market segment. Additionally, gross margin for the current year period benefited from reductions in compensation related costs stemming from a workforce reduction in the second quarter 2008 in the Company’s U.S. operations. Gross profit as a percentage of revenues was also favorably impacted in 2008 by reduced inventory related charges to cost of revenues of approximately $0.3 million relative to 2007.

The improvement in gross profit as a percentage of total revenues in 2007 relative to 2006 was impacted by reduced product costs for some equipment configurations and consumables and the impact of higher average selling prices for lower-end Producer equipment configurations and Desktop equipment. Additionally, gross margins in 2007 benefited from a reduced concentration of sales of lower margin products. Sales of Desktop product line equipment, media and media kits, which generally carry the lowest gross margins of all product offerings, decreased to 23% of total revenues in 2007 from 25% in 2006. Gross profit as a percentage of revenue in 2007 also benefited from the impact of growth in service revenues outpacing the growth in associated service support costs. This improvement was largely influenced by the attachment of new maintenance contracts to a significant volume of equipment sales in the U.S. retail market segment in the second and third quarters of 2007. Partially offsetting the favorable changes described above were lower average selling prices on high-end Producer equipment configurations, influenced by the higher concentration of sales generated from the retail market. Both 2007 and 2006 were unfavorably impacted by charges to cost of revenues for provisions for excess raw material inventory and impairments in the carrying amount of manufacturing tooling, both driven by slow sales of the Rimage 360i Desktop product line. Such charges reduced gross profit by $0.5 million, or 0.5 percentage points, in 2007, and $0.6 million, or 0.6 percentage points, in 2006.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the growth rate of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating Expenses. Research and development expenses were $5.3 million, $5.9 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing 5.7%, 5.4% and 6.5% of revenues, respectively.

The 11% reduction in research and development expenses from 2007 to 2008 was primarily due to the timing of activities associated with new product development projects and enhancements to existing products. Expenses in 2008 included costs to support the introduction of the Rimage 6100 system, a new Producer series product, and modifications to the operating system software used in Rimage publishing systems to facilitate usage of the Company’s products in a customer’s Macintosh-based environment. Higher levels of development expenses were required in 2007 to support introduction of the Professional Series line of Producer products and other products under development.

The 12% decrease in research and development expenses from 2006 to 2007 was also primarily due to the timing of activities associated with new product development projects. Development expenses incurred in 2007 included costs to support the introduction of the Professional Series line of Producer products and other products under development. A higher level of development expenses was incurred in 2006 to support the completion of the Company’s next generation Producer product line, the Producer III. Also contributing to the reduction in research and development expenses in 2007 were lower compensation related costs, impacted primarily by a 13% reduction in headcount.

Rimage anticipates its expenditures in research and development will increase in 2009 relative to 2008 to support an increased level of new product development initiatives and improve existing products.

Selling, general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were $22.7 million, $24.4 million and $22.7 million, respectively, representing 24.8%, 22.4% and 22.0% of revenues, respectively.

The 7% decline in selling, general and administrative expenses in 2008 compared to 2007 was primarily impacted by a reduction in bonus related expenses approximating $1.1 million, stemming from below plan revenue and operating income. Also contributing to the decline in expenses were reduced expenditures for marketing and promotional programs of approximately $0.6 million, lower stock-based compensation costs of $0.5 million and reduced consulting related expenses of $0.3 million, primarily stemming from the Company’s implementation in the prior year’s first quarter of a new enterprise resource planning (“ERP”) system in its European operation. Additionally, cost savings from workforce reductions, net of severance related costs, amounted to approximately $0.15 million in 2008. Partially offsetting the reductions in expenses described above was the impact of currency fluctuations affecting the Company’s European and Japanese operations, increasing selling, general and administrative expenses by $0.6 million in 2008 relative to 2007. Also partially offsetting the decline in 2008 expenses was a 9% increase in average sales and general and administrative headcount in the Company’s U.S. operations, resulting in higher salaries and travel related expenses relative to 2007.

The 7% increase in selling, general and administrative expenses in 2007 compared to 2006 was primarily the result of the Company’s strengthening of its global sales, marketing and administrative organizations and increased expenditures for marketing and promotional programs. Contributing to the increase in expenses was an increase in average selling, general and administrative headcount of 15% from 2006 to 2007 and increased temporary labor requirements. Partially offsetting the described increase in expenses was the impact of $1.2 million of consulting expenses incurred in the prior year’s first quarter for the completion of a strategic analysis of the Company’s operations and a $0.9 million reduction in consulting and other expenses associated with the Company’s completion in the first quarter 2007 of the implementation of a new enterprise resource planning system initiated in 2006.

Other Income, Net. The Company recognized interest income on cash and marketable securities of $2.8 million, $3.5 million and $2.8 million in 2008, 2007 and 2006, respectively. The reduction in interest income in 2008 relative to 2007 was the result of a decline of approximately one percentage point in the effective yield on the Company’s investment portfolio, partially offset by higher average cash and marketable securities balances of $7.9 million. The increase in interest income in 2007 relative to 2006 was driven primarily by a $15 million increase in average cash equivalent and marketable securities balances. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2008, 2007 and 2006, income tax expense amounted to $5.0 million, $8.6 million and $7.4 million, respectively, representing 34.8%, 35.4% and 36.0% of income before income taxes, respectively. The reduction in the effective income tax rate in 2008 relative to 2007 primarily reflects the impact of reduced state income taxes as a result of reductions in certain state tax apportionment rates, the impact of tax-exempt interest income comprising a larger percentage of pre-tax income and the impact of a lower tax bracket. Partially offsetting the above reductions was the impact of recording no tax benefit on increased foreign operating losses in the Company’s Japanese subsidiary and reduced benefits from the manufacturer’s tax deduction and federal research credit. The decrease in the effective tax rate in 2007 relative to 2006 was primarily impacted by increased tax-exempt interest income and an increase in the manufacturer’s tax deduction and the federal research credit, partially offset by an increase in state income taxes.

The Company anticipates its effective tax rate will range between 35% and 37% for the full year 2009.

Net Income / Net Income Per Share. Net income for the years ended December 31, 2008, 2007 and 2006 amounted to $9.4 million, $15.8 million and $13.1 million, representing 10.3%, 14.5% and 12.7% of revenues, respectively. Related net income per diluted share amounts were $0.97 in 2008, $1.52 in 2007 and $1.26 in 2006.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations, including anticipated capital expenditure requirements, through its internally generated funds and, if required, from Rimage’s existing credit agreement. The credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At December 31, 2008, no amounts were outstanding under the credit agreement.

At December 31, 2008, the Company had working capital of approximately $62 million, a decrease of $5 million from working capital reported at December 31, 2007. The decrease was primarily the result of the Company’s use of $9.6 million in 2008 to repurchase shares of its common stock and $3.9 million in September 2008 to purchase its U.S. corporate headquarters and manufacturing facility, previously leased by the Company. Also contributing to the decrease in working capital was the impact of a $5.4 million net change in classification of marketable securities. Net income adjusted for non-cash items of $11.9 million and proceeds from employee stock plans of $1.6 million partially offset the uses of cash described above. The net change in marketable securities resulted from a $37 million net use of cash to purchase non-current marketable securities, partially offset by a non-cash change in the classification of $31.6 million of marketable securities from non-current as of December 31, 2007 to current as of December 31, 2008. The change in the classification of marketable securities occurred as the remaining term to maturity for these securities is twelve months or less as of December 31, 2008.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. During 2008, the Company repurchased 577,083 shares of its common stock at an average purchase price of $16.66 per share under the authorizations. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $12.2 million, $26.1 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $13.9 million decrease in cash provided by operating activities in 2008 relative to 2007 resulted from changes in operating assets and liabilities producing a $9.3 million smaller increase in cash, coupled with a $4.6 million decrease in net income adjusted for non-cash items. Primarily contributing to the change in operating assets and liabilities was a $0.9 million smaller increase in net income taxes payable and unfavorable variations of $3.9 million in receivables, $3.7 million in deferred income and $5.0 million in the aggregate amount of trade accounts payable, accrued compensation and other accrued expenses. These changes were partially offset by a favorable variation of $4.5 million in inventories. The unfavorable change in receivables resulted from a $3.9 million smaller reduction in related balances in 2008 relative to 2007, primarily impacted by a $2.6 million decline in sales from December 2007 to December 2008, compared to a $5.7 million decline in sales between December 2006 and December 2007. The unfavorable change in deferred income resulted from a larger volume of new multi-year maintenance contracts initiated in 2007 compared to 2008, impacted primarily by significant sales in the retail market segment in 2007. The changes in trade accounts payable, accrued compensation and accrued expenses were primarily due to reduced inventory purchases, in the case of accounts payable, and reduced bonus accruals in the case of accrued compensation, both impacted by a reduced level of sales. The favorable change in inventories resulted from a $2.5 million reduction in inventories during 2008, compared to a $2.0 million increase in 2007. The decrease in inventories in 2008 resulted primarily from a reduced level of sales and maintenance of lower levels of buffer stock.

Investing activities provided a net increase in cash of $2.7 million for the year ended December 31, 2008, compared to a net use of cash of $18.7 million and $19.8 million for the years ended December 31, 2007 and 2006, respectively. Cash provided by or used in investing activities for each year primarily reflects purchases of marketable securities, net of maturities and sales of marketable securities. Maturities and sales of marketable securities, net of related purchases, generated a net increase in cash and cash equivalents of $7.0 million in 2008, compared to purchases of marketable securities, net of related maturities, generating a net use of cash and cash equivalents of $17.6 million in 2007 and $17.2 million in 2006. Investing activities also included purchases of property and equipment of $4.4 million in 2008, $1.3 million in 2007 and $2.7 million in 2006. Purchases in 2008 consisted primarily of the purchase of the Company’s U.S. corporate headquarters and manufacturing facility ($3.9 million), previously leased by the Company, and purchases of manufacturing tooling and office equipment. Expenditures in 2007 consisted primarily of costs capitalized as part of the implementation of an enterprise resource planning system and purchases of manufacturing tooling. In 2009, the Company expects capital expenditure related investments to primarily support the Company’s production and product development processes. Capital expenditures in 2009 are expected to increase relative to non-facility related purchases in 2008.

Financing activities used net cash of $7.4 million in 2008 and $8.7 million in 2007, and provided net cash of $3.4 million in 2006. The significant net use of cash in financing activities in 2008 and 2007 was primarily attributable to the Company’s repurchase of shares of its common stock, requiring $9.6 million of cash to purchase 577,083 shares in 2008 and $12.6 million to repurchase 500,000 shares in 2007. Financing activities in each year included proceeds from employee stock plans of $1.6 million, $2.8 million and $2.3 million, respectively. Additionally, financing activities in each year include excess tax benefits recognized as an addition to the Additional Paid-in Capital (“APIC”) pool of $0.7 million in 2008 and $1.2 million in 2007 and 2006. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Statements of Cash Flows under the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.”

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and income tax liabilities under FIN 48 at December 31, 2008 is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2009	2010	2011	2012	2013
Operating leases	$1,230	$701	$387	$142	$—	$—
Capital leases (1)	64	28	27	9	—	—
Income tax liabilities under FIN 48 (2)	—	—	—	—	—	—
Total contractual cash obligations	$1,294	$729	$414	$151	$—	$—

(1)	Amounts include principal and interest.

(2)

The Company does not currently expect any income tax liabilities accrued under FIN 48 as of December 31, 2008 to be paid to the applicable tax authorities in 2009. The full balance of unrecognized tax benefits under FIN 48 of $361,000 at December 31, 2008 has been excluded from the above table as the period of payment or reversal can not be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. Management made no changes to the Company’s critical accounting policies during the year ended December 31, 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2008.

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

Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2008, the Company carried a valuation allowance of $0.9 million to reduce the full tax benefit of a loss carryforward for a subsidiary in Japan established in May 2005.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”. Under the guidance of FIN 48, management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense. For the year ended December 31, 2008, the Company recognized tax liabilities of $217,000 and $29,000, before reduction for the federal benefit for state income tax related amounts, for new uncertainties related to prior and current year income tax positions, respectively. For the year ended December 31, 2008, the Company reversed gross tax liabilities, exclusive of interest and penalties, amounting to $72,000 associated with income tax settlements. The increase in tax liabilities in 2008 for prior year income tax positions of $217,000 resulted from a balance sheet reclassification of a deferred tax asset that had previously been offset in unrecognized tax benefits as of December 31, 2007.

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

Stock-Based Compensation. The Company implemented the fair value recognition provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $1.1 million, $1.6 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. Performance share awards are valued based on the market value of the Company’s shares on the date of grant, which is equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized pro-ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000 was being recognized as compensation expense over the performance period ending December 31, 2008. During the third quarter of 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company reversed all compensation expense recorded in prior periods for the 2006 performance shares during the third quarter of 2007, amounting to approximately $111,000, of which $41,000 related to expense recorded in 2006. As the revenue and operating income goals for calendar year 2008 were not achieved, all performance shares were cancelled and employees will receive no common stock for the cancelled performance shares.

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

See Note 2 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on stock-based compensation.

Impairment of Long-lived Assets. Long-lived assets at December 31, 2008 consisted of property and equipment. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value.

Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the year ended December 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in the business combination. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for the Company beginning January 1, 2009, and early adoption is prohibited. The Company will be required to apply the guidance of SFAS No. 141R to any business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the Company beginning January 1, 2009. The Company currently does not have any subsidiaries in which it holds a non-controlling interest, and therefore, does not expect that this pronouncement will have an impact on its consolidated financial statements and related disclosures.

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

	Expected Maturity or Transaction Date
	2009	2010	2011	2012	There- after	Total	Fair Value
	(US$ Equivalent in Thousands)
Anticipated Transactions and Related Derivatives

Forward Exchange Agreements (Receive $US/Pay €)
Contract Amount	$2,601	—	—	—	—	$2,601	($238)
Average Contractual Exchange Rate	1.2713	—	—	—	—	1.2713

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2008, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rimage Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited Rimage Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2009

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share data)

Assets	December 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$14,885	$7,416
Marketable securities	39,870	51,605
Receivables, net of allowance for doubtful accounts and sales returns of $489 and $583, respectively	11,099	14,447
Inventories	5,625	8,075
Prepaid income taxes	314	—
Prepaid expenses and other current assets	2,014	1,591
Deferred income taxes - current	344	1,637
Total current assets	74,151	84,771

Marketable securities - non-current	40,647	35,201
Property and equipment, net	6,183	3,206
Deferred income taxes - non-current	2,281	1,918
Other assets - non-current	194	—
Total assets	$123,456	$125,096

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,534	$7,564
Accrued compensation	1,879	3,138
Other accrued expenses	827	1,157
Income taxes payable	—	685
Deferred income and customer deposits	4,507	5,281
Other current liabilities	263	57
Total current liabilities	12,010	17,882

Long-term liabilities:
Deferred income and customer deposits - non-current	1,942	1,930
Income taxes payable - non-current	421	164
Other non-current liabilities	35	59
Total long-term liabilities	2,398	2,153
Total liabilities	14,408	20,035

Commitments and contingencies (Notes 11 and 15)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,334,435 and 9,705,947, respectively	93	97
Additional paid-in capital	37,484	33,827
Retained earnings	70,287	70,462
Accumulated other comprehensive income	1,184	675
Total stockholders’ equity	109,048	105,061

Total liabilities and stockholders’ equity	$123,456	$125,096

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006

Revenues:
Product	$81,848	$100,071	$96,956
Service	9,546	8,803	6,297
Total revenues	91,394	108,874	103,252
Cost of revenues:
Product	42,382	49,435	49,245
Service	9,350	8,285	6,769
Total cost of revenues	51,731	57,719	56,014
Gross profit	39,663	51,155	47,238

Operating expenses:
Research and development	5,251	5,903	6,738
Selling, general and administrative	22,664	24,371	22,726
Total operating expenses	27,915	30,274	29,464

Operating income	11,748	20,881	17,774

Other income (expense):
Interest, net	2,819	3,451	2,770
Gain (loss) on currency exchange	(105)	80	(86)
Other, net	(3)	(18)	—
Total other income, net	2,711	3,513	2,684

Income before income taxes	14,459	24,394	20,458
Income tax expense	5,028	8,633	7,374
Net income	$9,431	$15,761	$13,084

Net income per basic share	$0.99	$1.59	$1.33

Net income per diluted share	$0.97	$1.52	$1.26

Basic weighted average shares outstanding	9,556	9,915	9,812

Diluted weighted average shares outstanding	9,729	10,371	10,356

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

					Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings
	Common stock
	Shares	Amount				Total

Balance at December 31, 2005	9,630	$96	$22,389	$54,240	$(196)	$76,529

Stock issued for employee stock plans	295	3	2,260	—	—	2,263
Income tax reductions relating to exercise of stock options	—	—	1,583	—	—	1,583
Stock-based compensation	—	—	1,682	—	—	1,682
Comprehensive income:
Net income	—	—	—	13,084	—	13,084
Translation adjustment	—	—	—	—	305	305
Unrealized gain from available-for-sale securities	—	—	—	—	30	30
Total comprehensive income						13,419

Balance at December 31, 2006	9,925	$99	$27,914	$67,324	$139	$95,476

Stock issued for employee stock plans	276	3	2,751	—	—	2,754
Issuance of restricted stock	5	—	—
Income tax reductions relating to exercise of stock options	—	—	1,545	—	—	1,545
Stock-based compensation	—	—	1,617	—	—	1,617
Repurchase of common stock	(500)	(5)	—	(12,623)		(12,628)
Comprehensive income:
Net income	—	—	—	15,761	—	15,761
Translation adjustment	—	—	—	—	339	339
Unrealized gain from available-for-sale securities, net of taxes of $125	—	—	—	—	197	197
Total comprehensive income						16,297

Balance at December 31, 2007	9,706	$97	$33,827	$70,462	$675	$105,061

Stock issued for employee stock plans	201	2	1,548	—	—	1,550
Issuance of restricted stock	5	—	—	—	—
Income tax reductions relating to exercise of stock options	—	—	982	—	—	982
Stock-based compensation	—	—	1,127	—	—	1,127
Repurchase of common stock	(577)	(6)	—	(9,606)	—	(9,612)
Comprehensive income:
Net income	—	—	—	9,431	—	9,431
Translation adjustment	—	—	—	—	90	90
Unrealized gain from available-for-sale securities, net of taxes of $258	—	—	—	—	419	419
Total comprehensive income						9,940
Balance at December 31, 2008	9,335	$93	$37,484	$70,287	$1,184	$109,048

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$9,431	$15,761	$13,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,372	1,525	1,519
Deferred income tax charge (benefit)	672	(1,227)	(1,056)
Impairment of long-lived assets	—	60	312
Loss on sale of property and equipment	7	67	41
Stock-based compensation	1,128	1,617	1,681
Excess tax benefits from stock-based compensation	(673)	(1,217)	(1,202)
Changes in operating assets and liabilities:
Receivables	3,349	7,250	(8,812)
Inventories	2,450	(2,003)	549
Prepaid expenses and other current assets	(617)	(440)	133
Trade accounts payable	(3,019)	553	1,577
Prepaid income taxes/income taxes payable	238	1,187	2,507
Accrued compensation	(1,258)	256	(14)
Other accrued expenses and other current liabilities	(125)	(238)	3
Deferred income and customer deposits	(762)	2,987	1,693

Net cash provided by operating activities	12,193	26,138	12,015

Cash flows from investing activities:
Purchases of marketable securities	(77,714)	(82,128)	(120,026)
Maturities of marketable securities	80,016	64,505	102,778
Sales of marketable securities	4,663	—	—
Purchases of property and equipment	(4,366)	(1,285)	(2,712)
Proceeds from the sale of property and equipment	—	13	4
Other non-current items	108	169	137

Net cash provided by (used in) investing activities	2,707	(18,726)	(19,819)

Cash flows from financing activities:
Principal payments on capital lease obligations	(24)	(9)	(22)
Repurchase of common stock	(9,612)	(12,628)	—
Excess tax benefits from stock-based compensation	673	1,217	1,202
Proceeds from employee stock plans	1,550	2,754	2,263
Net cash provided by (used in) financing activities	(7,413)	(8,666)	3,443

Effect of exchange rate changes on cash	(18)	170	168

Net increase (decrease) in cash and cash equivalents	7,469	(1,084)	(4,193)

Cash and cash equivalents, beginning of year	7,416	8,500	12,693

Cash and cash equivalents, end of year	$14,885	$7,416	$8,500
Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,872	$8,699	$5,944
Non-cash investing and financing activties:
Income tax reductions relating to exercise of stock options	$309	$328	$381
Unrealized net gains from available-for-sale securities	$677	$322	$30
Capital lease obligations	$—	$86	$30
Asset retirement obligation	$—	$—	$66

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

Marketable Securities

Marketable securities generally consist of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. The Company’s investment portfolio at December 31, 2008 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

Sources of Supply

Many of the purchased components used to assemble the Company’s products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. For the majority of the Company’s critical components, the Company has identified alternative suppliers. However, for certain other components, it is not possible to identify an alternative supplier because of the proprietary information and technology held by the current supplier. If the Company were unable to secure the technology and proprietary information used by its current suppliers, identifying an alternative manufacturer to design and manufacture the components to its specifications could involve significant delays in production of the products and significant expense. Further, if the Company obtains a new supplier for a component or uses an alternative component in its product, the Company may need to conduct additional testing of its products to ensure the product meets its quality and performance standards. Any delays in delivery of its product to end-users, distributors or resellers could be extended, and costs associated with the change in product manufacturing could increase.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company records provisions for potential excess, obsolete and slow moving inventory based upon usage, historical loss trends, expected product lives and forecasted sales demand.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from two to seven years for most assets, and fifteen years for the Company’s headquarters facility purchased in September 2008. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred.

Impairment of Long-lived Assets

Long-lived assets at December 31, 2008 and 2007 consisted of property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. The Company recorded asset impairment charges approximating $60,000 and $312,000 in 2007 and 2006, respectively, for certain manufacturing tooling. See Note 6 for further discussion of these charges.

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

The warranty accrual rollforward, including provisions and claims, is as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2008	$420	$314	$(468)	$(3)	$263

December 31, 2007	$394	$851	$(838)	$13	$420

December 31, 2006	$317	$874	$(809)	$12	$394

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

Foreign Currency Translation / Transactions

The functional currency for each of the Company’s foreign subsidiaries is the respective local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded net gains on foreign currency translation in comprehensive income of $0.1 million for the year ended December 31, 2008, and $0.3 million for each of the years ended December 31, 2007 and 2006.

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

Operating Leases

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred.

Taxes Collected From Customers

Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as allowance for doubtful accounts and sales returns, inventory provisions, asset impairment charges, deferred tax asset valuation allowances, accruals for uncertain tax positions and warranty accruals. These estimates and assumptions are based on management’s best judgment. Management evaluates estimates and assumptions on an ongoing basis using its technical knowledge, historical experience and other factors, including consideration of the impact of the current economic environment. Management believes its assumptions are reasonable in light of the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances change. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

New Accounting Pronouncements

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

141R are effective for the Company beginning January 1, 2009. The Company will be required to apply the guidance of SFAS No. 141R to any business combinations completed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the Company beginning January 1, 2009. The Company currently does not have any subsidiaries in which it holds a non-controlling interest, and therefore, does not expect that this pronouncement will have an impact on its consolidated financial statements and related disclosures.

2)          Stock-Based Compensation and Common Stock Repurchases

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At December 31, 2008, a total of 333,570 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its 1992 Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted shares issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

Amounts recognized in the financial statements for the years ended December 31, 2008, 2007 and 2006 with respect to the Company’s share-based payment arrangements are as follows:

	Year Ended December 31,
	2008	2007	2006

Total stock-based compensation cost	$1,127	$1,617	$1,682
Amounts capitalized in inventory	—	(1)	(1)
Amounts recognized in income for amounts previously capitalized in inventory	1	1	—
Amounts charged against income, before income tax benefit	$1,128	$1,617	$1,681
Income tax benefit related to stock-based compensation included in net income	$(397)	$(611)	$(480)

Total stock-based compensation cost reflected in the preceding table of $1,127,000 for 2008 consisted of $1,071,000 for the issuance of stock options and $56,000 associated with the grant of restricted stock to external Board members. Total stock-based compensation cost of $1,617,000 for 2007 consisted of $1,523,000 for the issuance of stock options, $135,000 associated with the grant of restricted stock to external Board members and a reduction in expense of $41,000 for the reversal of performance share expense. Total stock-based compensation cost of $1,682,000 for 2006 consisted of $1,619,000 for the issuance of stock options, $22,000 for shares issued under the Employee Stock Purchase Plan and the recognition of $41,000 of expense associated with performance shares.

Stock Options

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. This model estimates the fair value of each option award based on the grant date exercise price and assumptions regarding expected life of the award, expected stock price volatility, expected interest rates and the expected dividend yield. The assumptions used to determine the fair value of stock option awards granted during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006

Expected life of options in years	4.75 - 6.00	6.00	5.00 - 6.00

Risk-free interest rate	3.1%	4.0 - 4.8%	4.3 - 5.0%

Expected volatility	39.1 - 40.0%	38.0- 40.0%	37.8 - 50.4%

Expected dividend yield	0.0%	0.0%	0.0%

In accordance with SFAS 123R, the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. For all stock options granted in 2006 and 2007, and all stock options granted to non-employee directors in 2008, the expected life was determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees in 2008. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2008, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero, as the Company has not paid or declared any cash dividends on its common stock, and does not currently have plans to pay dividends.

A summary of share option activity under the 2007 and 1992 Plans as of and for the year ended December 31, 2008 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2007	1,240	$16.57
Granted	184	17.74
Exercised	(201)	7.73
Canceled	(64)	23.84

Options outstanding at December 31, 2008	1,159	$17.88	5.73	$1,143

Options subject to exercise at December 31, 2008	853	$16.51	5.19	$1,143

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested option shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	278	$12.06

Granted	184	$6.98

Vested	(112)	$10.28

Canceled	(44)	$11.84

Nonvested at December 31, 2008	306	$9.61

As of December 31, 2008, there was $2,984,000 of total stock option compensation expense (gross of the impact of potential forfeitures) not yet recognized related to non-vested option awards, which is expected to be recognized over a weighted average period of 2.66 years.

Other information pertaining to options is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Number of options granted	184	248	265
Fair value of options granted	$1,282	$3,036	$3,132
Per share weighted average fair value of options granted	$6.98	$12.24	$11.82
Total fair value of stock options vested	$1,144	$1,649	$1,538
Total intrinsic value of stock options exercised	$2,641	$4,613	$4,551

Cash received from the exercise of stock options was $1,550,000, $2,754,000 and $1,934,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $982,000, $1,545,000 and $1,583,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Performance Shares

During the year ended December 31, 2006, the Company granted 16,967 performance shares to certain managerial and executive employees under the 1992 Plan, with performance criteria established based on revenue and operating income goals for calendar year 2008. If the performance goals are not achieved during the performance period, all performance shares are to be canceled and the employees will receive no common stock for the canceled performance shares. An employee must also remain employed by the Company as of the end of the performance period to be eligible to receive common stock for the performance shares. Performance share awards were valued based on the market value of the Company’s shares on the date of grant, which was equal to the intrinsic value of the shares on that date. Compensation cost for awards with a performance condition is recognized ratably over the performance period, once achievement of performance criteria is deemed probable. The Company assessed the probability of the achievement of performance criteria associated with the performance shares as probable during 2006 and the first half of 2007. As such, the total fair value of the performance shares of approximately $372,000, based on a common stock price on the date of grant of $21.92, was being recognized as compensation expense over the performance period ending December 31, 2008. During the third quarter of 2007, the Company changed its assessment of achieving the performance criteria from probable to improbable. Accordingly, the Company reversed all compensation expense recorded in prior periods and ceased recording additional expense for the 2006 performance shares during the third quarter 2007. The expense reversal recorded in the third quarter of 2007 amounted to approximately $111,000, of which $41,000 related to expense recorded in 2006. As the revenue and operating income goals for calendar year 2008 were not achieved, all performance shares were cancelled and employees will receive no common stock for the cancelled performance shares.

Restricted Stock

On May 14, 2008, the Company issued 1,000 shares of restricted stock to each of the five external members of its Board of Directors. The restricted stock was valued based on the market value of the Company’s shares on the date of grant of $88,700, which was equal to the intrinsic value of the shares on that date. Such restricted stock vests and the restrictions lapse one year after the date of grant. As such, the Company is recognizing expense for the intrinsic value of the restricted stock ratably over the one year vesting period, resulting in $56,000 of expense for the year ended December 31, 2008.

Common Stock Repurchases

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares will be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. During the year ended December 31, 2008, the Company repurchased 577,083 shares of its common stock at an average purchase price of $16.66 per share under the authorization. The repurchase program was funded from cash on hand. As of December 31, 2008, there were 422,917 shares available for repurchase under the authorizations.

3)          Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale marketable securities by major security type and class of security at December 31, 2008 and 2007 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
At December 31, 2008

Short term:
Government securities	$2,009	$56	$—	$2,065
Corporate securities	1,985	22	—	2,007
Municipal securities	35,440	358	—	35,798

Total	$39,434	$436	$—	$39,870
Long term:
Government guaranteed - corporate securities	$10,023	$166	$—	$10,189
Municipal securities	30,062	396	—	30,458

Total	$40,085	$562	$—	$40,647

At December 31, 2007

Short term:
Government securities	$3,779	$2	$—	$3,781
Corporate securities	6,031	1	(5)	6,027
Municipal securities	6,720	8	—	6,728
Money market securities	35,000	69	—	35,069

Total	$51,530	$80	$(5)	$51,605
Long term:
Government securities	$2,021	26	$—	$2,047
Corporate securities	4,192	42	—	4,234
Municipal securities	28,742	180	(2)	28,920

Total	$34,955	$248	$(2)	$35,201

4)	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities on January 1, 2008. SFAS No. 157 defines fair value and establishes a framework for measuring fair value. This statement applies only to fair value measurements that are already required or permitted by other accounting standards, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. In February 2008, FASB Staff Position No. 157-2 was issued which delayed the effective date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Although the adoption of SFAS No. 157 for financial assets and liabilities did not impact the Company’s financial statements, additional disclosures about fair value measurements are required.

SFAS No. 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity, as highlighted in the table below. The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows at December 31, 2008:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$90,218	$—	$90,218	$—
Liabilities:
Foreign currency forward exchange contracts	$238	$—	$238	$—

Available-for-sale securities in the table above consist of investments of $80.5 million classified as marketable securities (further described in note 3) and $9.7 million of money market funds classified as cash and cash equivalents in the accompanying Consolidated Balance Sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

The carrying amount of cash and cash equivalents not included in the above table as well as the carrying amount of trade accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option for any of its financial assets or liabilities as of December 31, 2008, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

5)	Inventories

Inventories consisted of the following as of December 31, (in thousands):

	2008	2007

Finished goods and demonstration equipment	$1,717	$1,879
Purchased parts and subassemblies	3,908	6,196
	$5,625	$8,075

6)        Property and Equipment

Property and equipment consisted of the following as of December 31, (in thousands):

	2008	2007

Land and land improvements	$1,096	$—
Building and building improvements	2,806	—
Manufacturing equipment	3,071	2,933
Development fixtures and equipment	760	750
Data equipment and furniture	4,814	4,667
Leasehold improvements	1,089	1,073
	13,636	9,423
Less accumulated depreciation and amortization	(7,453)	(6,217)
	$6,183	$3,206

Depreciation and amortization expense was $1,372,000, $1,525,000 and $1,519,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

On August 11, 2008, a Purchase and Sale Agreement dated July 31, 2008 between the Company and 7725 Washington Avenue Corp. (“the Seller”) became effective. Under the Purchase and Sale Agreement, the Company agreed to purchase from the Seller the real property and building the Company previously leased as its corporate headquarters in Edina, Minnesota. The closing of the purchase transaction was effective September 30, 2008. The aggregate cost of the property totaled $3.9 million, consisting of the base purchase price of $3.8 million and other direct costs of $0.1 million. The Company financed the purchase using cash on hand. The $3.9 million purchase price of the property was allocated to the building and land based on relative market values, with 72% of the value allocated to the building ($2.8 million) and 28% allocated to the land ($1.1 million). The Company is depreciating the building cost over a period of 15 years.

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

7)        Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement, as amended effective June 7, 2007, is effective until July 1, 2009, and allows for advances under an unsecured revolving loan up to a maximum advance of $10 million to be used for general Company operating expenses. The outstanding principal balance of the note bears interest at a fluctuating rate per annum equal to the Prime Rate in effect from time to time, or at a fixed rate per annum at one and one-half percent (1.50%) above LIBOR in effect on the first day of the applicable fixed rate term. No amounts were outstanding under the Credit Agreement at December 31, 2008 and 2007.

The Credit Agreement contains various covenants pertaining to minimum tangible net worth, minimum EBITDA and minimum unencumbered liquid assets. The Company was in compliance with all covenants as of December 31, 2008.

8)        Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Income before income taxes:
Domestic	$14,427	$23,907	$20,053
Foreign	32	487	405
	$14,459	$24,394	$20,458

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
U.S. Federal	$4,007	$7,718	$6,813
State	641	1,637	1,239
Foreign	319	396	378
Total current	4,967	9,751	8,430

Deferred:
U.S. Federal	(37)	(897)	(899)
State	98	(221)	(157)
Total deferred	61	(1,118)	(1,056)

	$5,028	$8,633	$7,374

Total tax expense differs from the expected tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Expected income tax expense	$5,061	$8,540	$7,160
State income taxes, net of federal tax effect	480	920	703
Extraterritorial income exclusion	—	—	(83)
Manufacturer’s deduction	(80)	(234)	(95)
Federal R&D credit	(34)	(130)	(79)
Tax-exempt interest income	(663)	(751)	(446)
Change in valuation allowance	437	250	186
Taxes on foreign income in excess of 35%	—	—	47
Benefit of lower federal tax bracket	(100)	—	—
Other, net	(73)	38	(19)

	$5,028	$8,633	$7,374

The American Jobs Creation Act, signed into law in October 2004 and effective for the Company beginning in 2005, replaced the extraterritorial income exclusion over time with a manufacturer’s tax deduction for domestic manufacturing and production activities. The manufacturer’s tax deduction is expected to have an impact of approximately one percentage point on the Company’s effective tax rate after the full phase-in of the deduction in 2010.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, are presented below (in thousands):

	2008	2007
Deferred tax assets:
Inventory provisions and uniform capitalization	$374	$578
Accounts receivable allowances	167	191
Gross margin recognition on sales to foreign subsidiaries	—	580
Non-qualified stock option and restricted stock expense	1,327	1,027
Deferred maintenance revenue	610	756
Unrecognized tax benefits	253	109
Loss carryforward of foreign subsidiary	928	491
Other accruals and reserves	185	315
Other	93	124
Total deferred tax assets before valuation allowance	3,937	4,171
Less valuation allowance	(928)	(491)
Total deferred tax assets	$3,009	$3,680

Deferred tax liabilities:
Unrealized gain on marketable securities	$(384)	$(125)
Total deferred tax liabilities	$(384)	$(125)
Total net deferred tax assets	$2,625	$3,555

The Company generally believes that it is more likely than not that the future results of its operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets. However, the Company established a full valuation allowance on the tax benefit of a loss carryforward for a subsidiary in Japan established in May 2005. The cumulative pre-tax loss amounts generated by the Japanese subsidiary from 2005 through 2008 approximated $2.4 million. The valuation allowances were calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. As of December 31, 2008, the Company appropriately reclassified the gross margin recognition on sales to foreign subsidiaries to a deferred charge, recorded in other current assets.

According to Accounting Principles Bulletin (“APB”) 23, “Accounting for Income Taxes – Special Areas,” U.S. income taxes are not provided on undistributed earnings of international subsidiaries that are permanently reinvested. As such, the Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiary in Germany that are considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $4.4 million as of December 31, 2008. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The impact on the Company’s financial statements of adopting FIN 48 was insignificant; as a result, a cumulative effect adjustment to the January 1, 2007 balance of retained earnings was not recorded.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 is presented in the table below (in thousands):

	2008	2007
Gross unrecognized tax benefits at beginning of year	$187	$251
Increases related to:
Prior year income tax positions	—	69
Current year income tax positions	29	57
Reclassification	217	—
Decreases related to:
Prior year income tax positions	—	(155)
Settlements	(72)	(15)
Expiration of statute of limitations	—	(20)
Gross unrecognized tax benefits at end of year	$361	$187

The reclassification impacting gross unrecognized tax benefits in 2008 of $217,000 resulted from a balance sheet reclassification of a deferred tax asset that had previously been offset in unrecognized tax benefits as of December 31, 2007.

Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $126,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions.

The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2008 will change significantly by December 31, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $59,000 and $49,000 on a gross basis at December 31, 2008 and 2007, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Income related to uncertain tax positions amounted to $19,000 of expense in 2008 and a $49,000 benefit in 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2008, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2004 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

9)        Stockholders’ Equity

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

The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2008.

10)        Net Income Per Share

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock. Stock options to acquire 739,000, 321,000 and 185,000 weighted average common shares for the years ended December 31, 2008, 2007 and 2006 have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	December 31,
	2008	2007	2006

Shares outstanding at end of period	9,335	9,706	9,925

Basic weighted average shares outstanding	9,556	9,915	9,812

Dilutive effect of stock options and restricted stock	173	456	544
Total diluted weighted average shares outstanding	9,729	10,371	10,356

Net income	$9,431	$15,761	$13,084

Basic net income per common share	$0.99	$1.59	$1.33

Diluted net income per common share	$0.97	$1.52	$1.26

11)       Lease Commitments

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Year ending December 31,	Total operating leases

2009	$701
2010	387
2011	142

Minimum lease payments	$1,230

Rent expense under operating leases amounted to approximately $1,259,000, $1,161,000 and $1,116,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

12)        Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $302,000, $313,000 and $314,000 in 2008, 2007 and 2006, respectively.

13)        Business Segment Information / Major Customers

The Company has identified one operating segment consisting of high-performance digital publishing systems that are used by businesses to produce recordable CD, DVD and blue laser discs with customized digital content on an on-demand basis. The Company’s hardware products consist of two primary product lines: The Producer line, which accommodates higher volume requirements for production of recordable CD, DVD or blue laser media, and the Desktop line of lower-cost products for office and other desktop applications. The Company also sells related consumables (media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and blue laser media) and services (primarily maintenance contracts and repairs) for use with its digital publishing systems. The Company conducts operations from its U.S. corporate headquarters and from subsidiaries in Europe and Japan.

The Company’s two primary product lines (Producer and Desktop) and three primary geographic locations have similar economic characteristics. Both product lines are digital publishing systems as described above. The production processes are also similar; both product lines are assembled from components purchased from third party suppliers, consisting of recordable DVD or blue laser drives, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and other mechanical parts. Both product lines are sold from each of the Company’s geographic locations to similar classes of commercial customers in similar vertical markets, including digital photography, medical imaging and business services. Both product lines utilize Rimage consumables and services and generate recurring revenues from each. Rimage uses similar methods to distribute its products from each geographic location. These consist of direct sales using its own sales force; a two-tier distribution channel of distributors to value added resellers in Europe, the U.S. and Latin America; and a distributor or OEM to end-user distribution channel in Asia Pacific, some areas in Europe and some U.S. market applications. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, the Company has concluded that its operations, consisting of two primary product lines sold from three primary geographic locations, comprise one operating segment for purposes of reporting under this disclosure.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

	Year ended December 31,
	2008	2007	2006
	Revenues

Customer A	$13,883	$14,921	$15,612
Customer B	$9,686	*	$14,322
Customer C	$9,497	*	*

	December 31,
	2008	2007	2006
	Accounts Receivable

Customer A	$1,042	$1,982	$2,916
Customer B	$1,198	*	$2,960
Customer C	$773	*	*

*	Sales to customer did not represent more than 10% of consolidated revenues.

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
North America	$52,992	$70,046	$68,641
Europe	31,610	31,885	28,908
Other	6,792	6,943	5,703

Total	$91,394	$108,874	$103,252

Long-lived assets of the Company were located as follows (in thousands):

	December 31, 2008	December 31, 2007
North America	$5,511	$2,485
Germany	630	712
Japan	42	9
Total	$6,183	$3,206

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Equipment:
Producer	$30,297	$46,829	$44,874
Desktop	5,783	9,435	10,640
Total	36,080	56,264	55,514

Consumables and parts	45,768	43,807	41,441

Service	9,546	8,803	6,297

Total	$91,394	$108,874	$103,252

14)        Related Party Transactions

One of the Company’s non-employee directors was a member of the board of directors through August 2007 of one of the Company’s vendors, a supplier of printed circuit boards used in the assembly of the Company’s digital publishing systems. The Company purchased component parts from this supplier approximating $1.0 million, $1.9 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Outstanding accounts payable with this supplier totaled approximately $42,000, $70,000 and $199,000 at December 31, 2008, 2007 and 2006, respectively, payable under standard 30-day payment terms. Effective September 2007, this related party relationship no longer exists.

15)        Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

16)        Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First

Revenues	$20,749	$25,210	$22,686	$22,749	$28,212	$33,650	$25,486	$21,526
Cost of revenues	12,654	13,233	12,772	13,072	14,615	17,238	14,088	11,778
Gross profit	8,095	11,977	9,914	9,677	13,597	16,412	11,398	9,748

Operating expenses:
Research and development	1,160	1,227	1,513	1,351	1,280	1,592	1,441	1,590
Selling, general and administrative	5,129	5,225	5,672	6,638	6,079	6,180	6,284	5,828
Total operating expenses	6,289	6,452	7,185	7,989	7,359	7,772	7,725	7,418

Operating income	1,806	5,525	2,729	1,688	6,238	8,640	3,673	2,330

Other income (expense):
Interest, net	616	691	676	836	898	889	861	803
Gain (loss) on currency exchange	18	40	(410)	247	6	163	(95)	6
Other, net	(3)	(20)	21	(1)	—	(31)	(7)	20
Total other income, net	631	711	287	1,082	904	1,021	759	829

Income before income taxes	2,437	6,236	3,016	2,770	7,142	9,661	4,432	3,159
Income tax expense	725	2,230	1,089	984	2,627	3,458	1,511	1,037
Net income	$1,712	$4,006	$1,927	$1,786	$4,515	$6,203	$2,921	$2,122

Net income per basic share	$0.19	$0.42	$0.20	$0.18	$0.46	$0.63	$0.29	$0.21

Net income per diluted share	$0.18	$0.42	$0.19	$0.18	$0.45	$0.59	$0.28	$0.20

The Company recorded pre-tax charges to cost of revenues of $0.5 million in the second quarter of 2007 to establish a provision primarily for excess raw material inventory and to write down fixed assets for an impairment in the carrying amount of manufacturing tooling. Such charges resulted from slow sales of the Rimage 360i Desktop product line.

During the second quarter of 2008 the Company determined that translation gains associated with an intercompany loan that was deemed to be permanently invested in the first quarter of 2008 were recorded in other income/(expense) as transaction gains during the first quarter of 2008, but should have been recorded as other comprehensive income at that time.  The Company recorded a pre-tax out-of-period adjustment of approximately $244,000 during the second quarter of 2008 to reduce the transaction gains and to increase other comprehensive income to properly state accumulated other comprehensive income as of June 30, 2008.

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

See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Company’s Independent Registered Accounting Firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Ownership of Voting Securities by Principal Holders and Management,” and is incorporated herein by reference to Part II, Item 5 entitled “Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Registered Public Accounting Firm.”

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

Dated: March 16, 2009	RIMAGE CORPORATION

	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Chief Executive Officer

	By:	/s/ Robert M. Wolf
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

Signature	Title	Date

/s/ Bernard P. Aldrich	Chief Executive Officer and President (Principal Executive Officer), Director	March 16, 2009
Bernard P. Aldrich

/s/ Robert M. Wolf	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
Robert M. Wolf

/s/ James L. Reissner	Director	March 16, 2009
James L. Reissner

/s/ Thomas F. Madison	Director	March 16, 2009
Thomas F. Madison

/s/ Steven M. Quist	Director	March 16, 2009
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 16, 2009
Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 16, 2009
Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit

No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).

3.2

Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Amended and Restated Bylaws of Rimage Corporation, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2007).

3.4

Rights Agreement dated as of September 17, 2003 between Rimage Corporation and Wells Fargo Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 000- 20728)).

10.1

Rimage Corporation Amended and Restated 1992 Stock Option Plan (as amended through May 17, 2005) * (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333- 127244)).

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

10.5

Amended and Restated Form of Severance/Change in Control Letter Agreement dated December 22, 2008, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 22, 2008).

10.6

Letter Agreement dated December 21, 2007 between Rimage Corporation and David J. Suden * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 31, 2007).

10.7

Credit Agreement, dated March 29, 2004, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8

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

10.10

Third Amendment to Credit Agreement, dated June 7, 2007, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.11

Revolving Line of Credit Note, dated June 7, 2007, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12

Purchase and Sale Agreement dated as of July 31, 2008, between Rimage Corporation and 7725 Washington Avenue Corporation (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.13

Letter from Rimage Corporation to Sherman Black regarding offer of employment, accepted on January 29, 2009 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 29, 2009).

10.14

Form of Restricted Stock Agreement by and between Sherman Black and the Company to be entered into as of the first day of Mr. Black’s employment with the Company * (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 29, 2009).

10.15

Form of Stock Option Agreement by and between Sherman Black and the Company to be entered into as of the first day of Mr. Black’s employment with the Company * (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 29, 2009).

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

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts Receivable:

	Years ended December 31,
	2008	2007	2006

Balance at beginning of year	$244	$309	$246

Write-offs and other adjustments	(52)	(89)	(51)
Recoveries	(6)	(57)	(16)
Additions charged to costs and expenses	10	81	130

Balance at end of year	$196	$244	$309

See accompanying report of Independent Registered Public Accounting Firm.