Form 10-Q
period 2009-03-31
RIMAGE CORP
filed 2009-05-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-944-8144
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

Common Stock outstanding at April 30, 2009 – 9,363,685 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$15,209	$14,885
Marketable securities	49,160	39,870
Receivables, net of allowance for doubtful accounts and sales returns of $414 and $489, respectively	11,179	11,099
Inventories	4,958	5,625
Prepaid income taxes	642	314
Prepaid expenses and other current assets	1,787	2,014
Deferred income taxes - current	354	344
Total current assets	83,289	74,151

Marketable securities - non-current	32,372	40,647
Property and equipment, net	5,894	6,183
Deferred income taxes - non-current	2,517	2,281
Other assets - non-current	181	194
Total assets	$124,253	$123,456

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$4,623	$4,534
Accrued compensation	1,830	1,879
Other accrued expenses	801	827
Deferred income and customer deposits	4,288	4,507
Other current liabilities	64	263
Total current liabilities	11,606	12,010

Long-term liabilities:
Deferred income and customer deposits - non-current	1,731	1,942
Income taxes payable - non-current	619	421
Other non-current liabilities	29	35
Total long-term liabilities	2,379	2,398
Total liabilities	13,985	14,408

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,353,435 and 9,334,435, respectively	93	93
Additional paid-in capital	37,914	37,484
Retained earnings	71,472	70,287
Accumulated other comprehensive income	789	1,184
Total stockholders’ equity	110,268	109,048

Total liabilities and stockholders’ equity	$124,253	$123,456

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenues:
Product	$15,361	$20,437
Service	2,997	2,312
Total revenues	18,358	22,749
Cost of revenues:
Product	7,928	10,711
Service	1,865	2,361
Total cost of revenues	9,793	13,072
Gross profit	8,565	9,677

Operating expenses:
Research and development	1,975	1,351
Selling, general and administrative	5,342	6,638
Total operating expenses	7,317	7,989

Operating income	1,248	1,688

Other income (expense):
Interest, net	556	836
Gain (loss) on currency exchange	(45)	247
Other, net	(1)	(1)
Total other income, net	510	1,082

Income before income taxes	1,758	2,770
Income tax expense	573	984
Net income	$1,185	$1,786

Net income per basic share	$0.13	$0.18

Net income per diluted share	$0.13	$0.18

Basic weighted average shares outstanding	9,344	9,763

Diluted weighted average shares outstanding	9,431	10,089

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,185	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309	360
Deferred income tax expense (benefit)	(263)	53
Loss on disposal of property and equipment	2	3
Stock-based compensation	215	191
Excess tax benefits from stock-based compensation	—	(631)
Changes in operating assets and liabilities:
Receivables	(408)	1,415
Inventories	366	442
Prepaid income taxes/income taxes payable	(104)	(1,909)
Prepaid expenses and other current assets	189	(36)
Trade accounts payable	346	(3,077)
Accrued compensation	(8)	(1,252)
Other accrued expenses and other current liabilities	(186)	(197)
Deferred income and customer deposits	(387)	(279)

Net cash provided by (used in) operating activities	1,256	(3,131)

Cash flows from investing activities:
Purchases of marketable securities	(1,593)	(23,010)
Maturities of marketable securities	626	28,513
Purchases of property and equipment	(73)	(249)
Other non-current items	—	42

Net cash provided by (used in) investing activities	(1,040)	5,296

Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(6)
Repurchase of common stock	—	(606)
Excess tax benefits from stock-based compensation	—	631
Proceeds from employee stock plans	188	873

Net cash provided by financing activities	182	892

Effect of exchange rate changes on cash	(74)	105

Net increase in cash and cash equivalents	324	3,162

Cash and cash equivalents, beginning of period	14,885	7,416

Cash and cash equivalents, end of period	$15,209	$10,578

Supplemental disclosures of net cash paid during the period for:
Income taxes	$940	$2,842

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2)	Stock-Based Compensation

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The 2007 Plan permits the issuance of up to 730,320 shares of the Company’s common stock. At March 31, 2009, a total of 346,420 shares were available for future grant under the 2007 Plan. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $215,000 and $193,000 for the three months ended March 31, 2009 and 2008, respectively.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2009 and 2008.

Other information pertaining to stock options is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)

Number of options granted	—	—
Total intrinsic value of stock options exercised	$74	$2,029
Total intrinsic value of stock options outstanding	$1,060	$5,970

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash received from the exercise of stock options was $188,000 and $873,000 for the three months ended March 31, 2009 and 2008, respectively. The income tax benefit realized from the exercise of stock options and recorded as an increase to additional paid-in capital was $28,000 and $812,000 for the three months ended March 31, 2009 and 2008, respectively.

(3)	Accounting for Uncertainty in Income Taxes

The Company implemented the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

Gross unrecognized tax benefits recorded under FIN 48 as of March 31, 2009 and December 31, 2008 totaled $566,000 and $361,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the three months ended March 31, 2009 consisted primarily of an increase of $206,000 for tax positions taken in prior years and is fully offset by a deferred tax asset. Included in the balance of unrecognized tax benefits at March 31, 2009 are potential benefits of $127,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the three months ended March 31, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $53,000 and $59,000 on a gross basis at March 31, 2009 and December 31, 2008, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2009, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2004 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities, U.S. government agency and money market securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s portfolio of marketable securities at March 31, 2009 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008

Finished goods and demonstration equipment	$1,576	$1,717
Purchased parts and subassemblies	3,382	3,908
	$4,958	$5,625

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income	$1,185	$1,786
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(427)	147
Net unrealized gain on marketable securities, net of taxes	32	301
Total comprehensive income	$790	$2,234

(7)	Derivatives

The Company enters into forward foreign exchange contracts principally to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. The Company’s foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, gains or losses related to mark-to-market adjustments on forward foreign exchange contracts are recognized as other income or expense in the income statement during the period in which the instruments are outstanding. The fair value of forward foreign exchange contracts represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date and is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

As of March 31, 2009, the Company had ten outstanding foreign exchange contracts totaling approximately $1,841,000. These contracts mature during 2009 and bear exchange rates ranging from 1.2524 to 1.3601 U.S. Dollars per Euro. As of March 31, 2009, the fair value of foreign exchange contracts resulted in a net loss position of $39,000, which is recorded in other current liabilities.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of December 31, 2008, the Company had 15 outstanding foreign exchange contracts totaling $2,601,000, all maturing during the first half of 2009 at exchange rates ranging from 1.2431 to 1.3540 U.S. Dollars per Euro. As of December 31, 2008, the fair value of foreign exchange contracts resulted in a net loss position of approximately $238,000, which is recorded in other current liabilities.

Gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location	2009	2008

Foreign Exchange Contracts	Gain (loss) on currency exchange	$180	$(108)

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and loses arising from the foreign currency exposures for which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	March 31, 2009	Location	March 31, 2009

Foreign Exchange Contracts	Other current assets (1)	$15	Other current liabilities(1)	$(54)

(1) As the Company’s Foreign Exchange Agreement is subject to a master netting arrangement, the Company’s policy is to record the fair value of outstanding foreign exchange contracts as other current assets or other current liabilities, based on whether outstanding contracts are in a net gain or loss position, respectively. See note 8, “Fair Value Measurements,” for additional information regarding the fair value measurements of derivative instruments related to foreign currency exchange contracts.

The Company enters into its foreign exchange contracts with a single counterparty, a financial institution. The Company manages its concentration of counterparty risk associated with foreign exchange contracts by periodically assessing relevant information such as the counterparty’s current financial statements, credit agency reports and/or credit references. To further mitigate credit risk, the Company’s Foreign Exchange Agreement with its counterparty includes a master netting arrangement, which allows netting of asset and liability positions of outstanding foreign exchange contracts if settlement were required.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8)	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. SFAS No. 157 provides three levels within its hierarchy that may be used to measure fair value:

• Level 1: Inputs are unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly.

•

Level 3: Inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect an entity’s own estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values are as follows at March 31, 2009:

		Fair Value Measurements Using
(in thousands)	Total Carrying Amount at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$81,532	$—	$81,532	$—
Liabilities
Foreign currency forward exchange contracts	$39	$—	$39	$—

Available-for-sale securities in the table above are classified as either current or non-current marketable securities in the accompanying condensed consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option for any of its financial assets or liabilities as of March 31, 2009, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock. As of March 31, 2009, 422,917 shares were available for repurchase under the authorizations.

(10)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. In February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued, which delayed the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the requirements of SFAS No. 157 that had been deferred under FSP No. 157-2. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the three months ended March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment to SFAS No. 133.” SFAS No. 161 requires additional quantitative and qualitative disclosures for derivative instruments. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of SFAS No. 161 effective January 1, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP No. EITF 03-6-1 effective January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In November 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements.” This Issue applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This Issue is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of EITF No. 07-1 did not have an impact on the Company’s consolidated financial statements and related disclosures for three months ended March 31, 2009.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire 869,000 and 365,000 weighted average common shares have been excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2009 and 2008, respectively, as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2009	2008

Shares outstanding at end of period	9,353	9,806

Basic weighted average shares outstanding	9,344	9,763

Dilutive effect of stock options	87	326
Total diluted weighted average shares outstanding	9,431	10,089

Net income	$1,185	$1,786

Basic net income per common share	$0.13	$0.18

Diluted net income per common share	$0.13	$0.18

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Increase/(Decrease) of Dollar Amounts Between Periods
	2009	2008	2009 vs. 2008
Revenues	100.0	100.0	(19.3)
Cost of revenues	(53.3)	(57.5)	(25.1)
Gross profit	46.7	42.5	(11.5)
Operating expenses:
Research and development	(10.8)	(5.9)	46.2
Selling, general and administrative	(29.1)	(29.2)	(19.5)
Operating income	6.8	7.4	(26.1)
Other income, net	2.8	4.8	(52.8)
Income before income taxes	9.6	12.2	(36.5)
Income tax expense	(3.1)	(4.3)	(41.8)
Net income	6.5	7.9	(33.7)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues on the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues on the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 64% and 62% of its consolidated revenues during the three months ended March 31, 2009 and 2008, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Total revenues decreased 19% to $18.4 million for the three months ended March 31, 2009 from $22.7 million for the same prior-year period. The $4.4 million reduction in total revenues between periods reflects a $5.1 million or 25% decline in product revenues, partially offset by a $0.7 million or 30% increase in service-related revenues. The reduction in product revenues resulted from a $3.1 million and $2.0 million reduction in sales of consumable products and equipment, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in consumable product sales consisted primarily of declines in the volume of media and media kit sales of $1.5 million and ribbon and ink cartridge sales of $1.3 million. The lower level of media and media kit sales in the current period was largely impacted by the timing of an order from a retail customer. Equipment sales reflect a $1.4 million and $0.6 million decline in sales of Producer and Desktop product line equipment, respectively, from the same prior-year period. The overall decline in equipment sales was primarily impacted by a reduced volume of sales to the Company’s U.S. channel partners. The reduction in equipment sales was also impacted by a shift in the distribution of sales to lower-end Producer products with lower average selling prices. The growth in service-related revenues was primarily impacted by a higher level of maintenance contract revenue recognized in the current period.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 64% of total revenues for the three months ended March 31, 2009, compared to 62% in the same prior-year period. Sales of Producer product line equipment comprised 31% of total revenues in both the first quarter 2009 and the prior year’s comparable period. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 5% and 7% of revenues for the three months ended March 31, 2009 and 2008, respectively.

International sales decreased 10% in the first quarter of 2009 compared to the same period last year and comprised 48% of total sales, compared to 43% in the prior year’s first quarter. Currency fluctuations primarily affecting the Company’s European operation generated the decline in international revenues and reduced reported consolidated revenues for the three months ended March 31, 2009 by 5% compared to the same prior-year period.

As of and for the three months ended March 31, 2009, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $8.0 million and operating income of $0.1 million. Net identifiable assets for these operations amounted to $9.5 million. These amounts pertain primarily to the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the three months ended March 31, 2008 were revenues of $8.8 million, operating income of $0.2 million and net identifiable assets of $10.7 million.

Gross profit. Gross profit as a percentage of total revenues was 47% for the three months ended March 31, 2009, compared to 43% for the same period in 2008. The rise in gross profit as a percentage of total revenues resulted primarily from a higher level of maintenance contract revenues in the current period, coupled with reduced service costs related to improvements in the serviceability of the Company’s products and lower compensation costs stemming from workforce reductions over the prior twelve-month period. Also contributing to the improvement in gross profit as a percentage of total revenue was a lower volume and concentration of sales of media and media kits, which generally carry lower margins than other product offerings, comprising 17% of revenues in the first quarter of 2009 compared to 20% in same period in 2008. Partially offsetting the favorable impact of the above was a shift in the distribution of equipment sales to lower-end Producer products, resulting in lower average selling prices and reduced equipment margins.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating expenses. Research and development expenses totaled $2.0 million, or 11% of revenues, and $1.4 million, or 6% of revenues, for the quarterly periods ended March 31, 2009 and 2008, respectively. The increase in expenses between periods resulted from a higher level of investments in new product development as well as continued enhancements to existing products. Rimage anticipates expenditures in research and development to continue at a similar level in the second quarter of 2009.

Selling, general and administrative expenses for the three months ended March 31, 2009 amounted to $5.3 million, or 29% of revenues, compared to $6.6 million, or 29% of revenues for the three months ended March 31, 2008. The $1.3 million decline in expenses primarily reflects the impact of cost reduction measures implemented over the prior twelve-month period, including reduced compensation related costs stemming from workforce reductions and the absence of personnel recruiting costs ($0.5 million), reduced expenditures for marketing and promotional programs ($0.3 million) and reduced travel expenses ($0.2 million). Also contributing to the decrease in expenses was the impact of currency fluctuations primarily affecting the Company’s European operation ($0.2 million). The Company expects a similar level of selling, general and administrative expenses in the second quarter of 2009.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.6 million for the three months ended March 31, 2009, compared to $0.8 million for the same prior-year period. The reduction in interest income in the current period was the result of a decline in average effective yields approximating one percentage point relative to the same prior-year period. Other income for the three months ended March 31, 2009 included a net loss on foreign currency transactions of $45,000, compared to a net gain on foreign currency transactions of $247,000 in the same prior-year period. Translation gains of $0.2 million associated with an intercompany loan that was deemed to be permanently invested in the first quarter of 2008 were recorded as transaction gains during the first quarter of 2008, but should have been recorded as other comprehensive income at that time. The Company recorded a pre-tax out-of-period adjustment during the second quarter 2008 to reduce the transaction gains and to increase other comprehensive income to properly state other comprehensive income as of June 30, 2008.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2009 and 2008 amounted to $0.6 million and $1.0 million, respectively, or 32.6% and 35.5% of income before taxes in each respective period. The decrease in the effective tax rate for the three months ended March 31, 2009 primarily reflects the impact of tax-exempt interest income comprising a larger percentage of pre-tax income, the impact of a lower tax bracket from lower pre-tax income, an increased benefit from the research credit and the recognition of a benefit in the first quarter 2009 for a reduction in the liability for unrecognized tax benefits related to prior-year income tax positions. Partially offsetting the favorable impact of the above was the increased impact of recording no tax benefit on foreign operating losses for the Company’s Japanese subsidiary and a reduced benefit from the manufacturer’s tax deduction. The Company anticipates its effective tax rate will range between 34% and 35% for the full year 2009.

Net income / net income per share. Resulting net income for the three months ended March 31, 2009 was $1.2 million, or 6% of revenues. This compares to net income of $1.8 million, or 8% of revenues for the same prior-year period. Related net income per diluted share amounts were $0.13 and $0.18 for the three months ended March 31, 2009 and 2008, respectively, reflecting a 7% reduction in diluted weighted average shares outstanding between periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2009, no amounts were outstanding under the credit agreement.

At March 31, 2009, the Company had working capital of $71.7 million, an increase of $9.6 million from working capital reported at December 31, 2008. The increase was primarily the result of the impact of a non-cash change in the classification of $9.9 million of marketable securities from non-current as of December 31, 2008 to current as of March 31, 2009 and net income of $1.2 million, partially offset by a $1.6 million net use of cash to purchase non-current marketable securities.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the three months ended March 31, 2009, the Company did not repurchase any shares of its common stock. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $1.3 million for the three months ended March 31, 2009, compared to a $3.1 million net use of cash in operating activities in the same prior-year period. The $4.4 million favorable change in cash generated from operating activities resulted from changes in operating assets and liabilities producing a $4.7 million smaller net use of cash in the current-year period compared to the same prior-year period, partially offset by a reduction in net income adjusted for non-cash items of $0.3 million between periods. Primarily contributing to the change in operating assets and liabilities compared to the comparable prior-year period was a $4.7 million favorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses and a $1.8 million smaller increase in net prepaid income taxes, partially offset by an unfavorable variation of $1.8 million in receivables. The change in trade accounts payable, accrued compensation and accrued expenses reflects a $0.2 million aggregate increase in the amount of these balances in the first quarter of 2009, compared to a $4.5 million aggregate decrease in the same period last year. These changes were primarily due to reduced payments in the current-year period for inventory purchases, in the case of accounts payable, and reduced payments for bonus accruals, in the case of accrued compensation. The unfavorable change in receivables resulted from a $0.1 million increase in receivables in the current period, compared to a $1.4 million decrease in the comparable prior-year period, primarily impacted by a $1.5 million increase in revenue in March 2009 relative to December 2008 (last month of each quarter), compared to a $0.7 million decrease in revenue between the comparable prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities used net cash of $1.0 million for the three months ended March 31, 2009, compared to a net generation of cash of $5.3 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $1.0 million in purchases of marketable securities, net of related maturities, during the three months ended March 31, 2009, compared to $5.5 million in maturities of marketable securities, net of related purchases, in the same prior-year period. Purchases of property and equipment during the three months ended March 31, 2009 and 2008 amounted to $0.1 million and $0.2 million, respectively. Capital expenditures in both periods consisted primarily of purchases of office equipment.

Financing activities generated net cash of $0.2 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. Financing activities in each period included proceeds from employee stock plans of $0.2 million and $0.9 million, respectively. Financing activities for the three months ended March 31, 2008 also benefited from excess tax benefits recognized as an addition to the additional paid-in capital pool of $0.6 million. Partially offsetting the increases in cash generated by financing activities in the prior year’s first quarter was the Company’s repurchase of 26,510 shares of its common stock for $0.6 million.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts and sales returns, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, warranty accruals, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management made no changes to the Company’s critical accounting policies during the three months ended March 31, 2009.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three months ended March 31, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. In February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued, which delayed the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the requirements of SFAS No. 157 that had been deferred under FSP No. 157-2. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the three months ended March 31, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment to SFAS No. 133.” SFAS No. 161 requires additional quantitative and qualitative disclosures for derivative instruments. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of SFAS No. 161 effective January 1, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP No. EITF 03-6-1 effective January 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements.” This Issue applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This Issue is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of EITF No. 07-1 did not have an impact on the Company’s consolidated financial statements and related disclosures for three months ended March 31, 2009.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 95% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the retail, medical and business services markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s dependence upon the selling efforts of the Company’s key channel partners; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	May 8, 2009	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2009	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)