Form 10-Q
period 2009-06-30
RIMAGE CORP
filed 2009-08-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes ☐      No ☒

Common Stock outstanding at July 31, 2009 – 9,375,185 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	June 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$8,971	$14,885
Marketable securities	77,599	39,870
Receivables, net of allowance for doubtful accounts and sales returns of $327 and $489, respectively	11,161	11,099
Inventories	3,651	5,625
Prepaid income taxes	—	314
Prepaid expenses and other current assets	1,897	2,014
Deferred income taxes - current	527	344
Total current assets	103,806	74,151

Marketable securities - non-current	17,844	40,647
Property and equipment, net	5,715	6,183
Deferred income taxes - non-current	2,183	2,281
Other assets - non-current	—	194
Total assets	$129,548	$123,456

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,121	$4,534
Accrued compensation	2,508	1,879
Other accrued expenses	923	827
Income taxes payable	705	—
Deferred income and customer deposits	5,753	4,507
Other current liabilities	31	263
Total current liabilities	14,041	12,010

Long-term liabilities:
Deferred income and customer deposits - non-current	2,417	1,942
Income taxes payable - non-current	246	421
Other non-current liabilities	22	35
Total long-term liabilities	2,685	2,398
Total liabilities	16,726	14,408

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,375,185 and 9,334,435, respectively	94	93
Additional paid-in capital	38,495	37,484
Retained earnings	73,445	70,287
Accumulated other comprehensive income	788	1,184
Total stockholders’ equity	112,822	109,048

Total liabilities and stockholders’ equity	$129,548	$123,456

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Product	$17,132	$20,437	$32,493	$40,874
Service	2,686	2,249	5,683	4,561
Total revenues	19,818	22,686	38,176	45,435
Cost of revenues:
Product	8,813	10,202	16,741	20,912
Service	1,817	2,570	3,682	4,932
Total cost of revenues	10,630	12,772	20,423	25,844
Gross profit	9,188	9,914	17,753	19,591

Operating expenses:
Research and development	1,501	1,513	3,476	2,864
Selling, general and administrative	5,148	5,672	10,490	12,310
Total operating expenses	6,649	7,185	13,966	15,174
Operating income	2,539	2,729	3,787	4,417

Other income (expense):
Interest, net	458	676	1,014	1,512
Realized gain on sale of marketable securities	278	—	278	—
Gain (loss) on currency exchange	87	(410)	42	(163)
Other, net	—	21	(1)	20
Total other income, net	823	287	1,333	1,369
Income before income taxes	3,362	3,016	5,120	5,786
Income tax expense	1,389	1,089	1,962	2,073
Net income	$1,973	$1,927	$3,158	$3,713

Net income per basic share	$0.21	$0.20	$0.34	$0.38

Net income per diluted share	$0.20	$0.19	$0.33	$0.37

Basic weighted average shares outstanding	9,372	9,665	9,358	9,714

Diluted weighted average shares outstanding	9,517	9,820	9,463	9,946

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,158	$3,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	725
Deferred income tax charge (benefit)	(100)	(171)
Gain on sale of marketable securities	(278)	—
Loss on disposal of property and equipment	2	3
Stock-based compensation	800	298
Excess tax benefits from stock-based compensation	—	(701)
Changes in operating assets and liabilities:
Receivables	(130)	596
Inventories	1,808	1,898
Prepaid income taxes/income taxes payable	927	(731)
Prepaid expenses and other current assets	283	274
Trade accounts payable	(383)	(2,572)
Accrued compensation	639	(624)
Other accrued expenses and other current liabilities	(120)	(106)
Deferred income and customer deposits	1,736	(495)

Net cash provided by operating activities	8,947	2,107

Cash flows from investing activities:
Purchases of marketable securities	(52,273)	(34,760)
Maturities and sales of marketable securities	37,260	51,496
Purchases of property and equipment	(110)	(463)
Other non-current items	—	344

Net cash provided by (used in) investing activities	(15,123)	16,617

Cash flows from financing activities:
Principal payments on capital lease obligations	(13)	(12)
Repurchase of common stock	—	(4,999)
Excess tax benefits from stock-based compensation	—	701
Proceeds from employee stock plans	284	1,485

Net cash provided by (used in) financing activities	271	(2,825)

Effect of exchange rate changes on cash	(9)	112

Net increase (decrease) in cash and cash equivalents	(5,914)	16,011

Cash and cash equivalents, beginning of period	14,885	7,416

Cash and cash equivalents, end of period	$8,971	$23,427

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,135	$2,976

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was August 7, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009. No subsequent events requiring financial statement adjustment or disclosure were noted.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2)	Stock-Based Compensation

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At June 30, 2009, a total of 683,870 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

In addition to awards granted under the 2007 Plan and 1992 Plan, the Company granted a non-qualified option to purchase 200,000 shares of its common stock to a newly hired executive officer on April 1, 2009. The option was granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment of April 1, 2009, vests in four equal installments on each of the first four anniversaries of the date of grant and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the 2007 Plan and is subject to a stock option agreement between the Company and the executive officer.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. Under the provisions of SFAS 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $584,000 and $799,000 for the three and six months ended June 30, 2009, respectively, compared to $104,000 and $297,000 for the comparable periods in 2008.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Expected life of options in years	4.75	4.75 - 6.00

Risk-free interest rate	1.6% - 1.9%	3.1%

Expected volatility	48.5%	39.1 - 40.0%

Expected dividend yield	0.0%	0.0%

In accordance with SFAS No. 123R, the Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. For all stock options granted to non-employee directors in 2008, the expected life was determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees in 2008 and 2009. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2008 and 2009, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its common stock and does not currently have plans to pay dividends.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other information pertaining to stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Number of options granted	350	184	350	184
Fair value of options granted	$2,152	$1,282	$2,152	$1,282
Per share weighted average fair value of options granted	$6.14	$6.98	$6.14	$6.98
Total fair value of stock options vested	$949	$879	$949	$879
Total intrinsic value of stock options exercised	$78	$562	$152	$2,592
Total intrinsic value of stock options outstanding	$2,807	$899	$2,807	$899

Cash received from the exercise of stock options was $284,000 and $1,485,000 for the six months ended June 30, 2009 and 2008, respectively. The exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock during the six months ended June 30, 2009 generated a net non-deductible income tax impact of $71,000, recorded as a reduction to additional paid-in capital. The exercise of stock options during the six months ended June 30, 2008 generated an income tax benefit of $968,000, recorded as an increase to additional paid-in capital.

(3)	Accounting for Uncertainty in Income Taxes

The Company implemented the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” effective January 1, 2007.

Gross unrecognized tax benefits recorded under FIN 48 as of June 30, 2009 and December 31, 2008 totaled $205,000 and $361,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the six months ended June 30, 2009 consisted primarily of a net increase of $51,000 and a decrease of $217,000 for tax positions taken in prior years. The decrease of $217,000 is fully offset by a deferred tax asset. Included in the balance of unrecognized tax benefits at June 30, 2009 are potential benefits of $172,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the six months ended June 30, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $41,000 and $59,000 on a gross basis at June 30, 2009 and December 31, 2008, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2009, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2004 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of U.S. treasury money market securities, municipal securities, corporate securities and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have original maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at June 30, 2009 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Finished goods and demonstration equipment	$1,127	$1,717
Purchased parts and subassemblies	2,524	3,908
	$3,651	$5,625

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$1,973	$1,927	$3,158	$3,713
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	256	309	(170)	456
Net unrealized gain (loss) on marketable securities, net of taxes	(257)	(199)	(226)	103
Total comprehensive income	$1,972	$2,037	$2,762	$4,272

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7)	Derivatives

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

As of June 30, 2009, the Company had three outstanding foreign exchange contracts totaling approximately $399,000. These contracts mature during 2009 and bear exchange rates ranging from 1.3763 to 1.3979 U.S. Dollars per Euro. As of June 30, 2009, the fair value of foreign exchange contracts resulted in a net loss position of $6,000, which is recorded in other current liabilities.

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

Gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Six Months Ended June 30,
Derivative Instrument	Location	2009	2008

Foreign Exchange Contracts	Gain (loss) on currency exchange	$235	$(24)

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures for which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of June 30, 2009 (in thousands):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	June 30, 2009	Location	June 30, 2009

Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$(6)

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values are as follows at June 30, 2009:

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$95,443	$—	$95,443	$—
Liabilities
Foreign currency forward exchange contracts	$6	$—	$6	$—

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

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” on January 1, 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option provided for under this guidance for any of its financial assets or liabilities as of June 30, 2009, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the three and six months ended June 30, 2009, the Company did not repurchase any shares of its common stock. As of June 30, 2009, 422,917 shares were available for repurchase under the authorizations.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. In February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued, which delayed the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the requirements of SFAS No. 157 that had been deferred under FSP No. 157-2. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities--an Amendment to SFAS No. 133.” SFAS No. 161 requires additional quantitative and qualitative disclosures for derivative instruments. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of SFAS No. 161 effective January 1, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP No. EITF 03-6-1 effective January 1, 2009. As discussed under Note 11, while applicable to the Company, the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements.” This Issue applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This Issue is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of EITF No. 07-1 did not have an impact on the Company’s consolidated financial statements and related disclosures for six months ended June 30, 2009.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. The provisions of FAS 157-4 are effective for the Company for its quarter ended June 30, 2009. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this guidance is to establish general standards of recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and, if material, must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. Additional disclosure required by this standard includes the date through which subsequent events have been evaluated by management and whether that is the date on which the financial statements were issued. SFAS No. 165 was effective for the Company for its quarter ended June 30, 2009. The additional disclosures required by this standard are included in Note 1.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire weighted average common shares of 722,000 and 809,000 for the three and six months ended June 30, 2009, respectively, and weighted average common shares 720,000 and 553,000 for the three and six months ended June 30, 2008, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which if applicable, requires prior-period reported earnings per share data to be adjusted retrospectively. In accordance with EITF 03-6-1, the Company increased the amount of basic weighted average shares outstanding previously reported for the three and six months ended June 30, 2008 by approximately 3,000 and 1,000 shares, respectively. These amounts pertain to outstanding unvested restricted stock deemed to be participating securities under EITF 03-6-1. The adjustment had no impact on previously reported earnings per share amounts. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Shares outstanding at end of period	9,375	9,628	9,375	9,628

Basic weighted average shares outstanding	9,372	9,665	9,358	9,714

Dilutive effect of stock options/restricted stock units	145	155	105	232
Total diluted weighted average shares outstanding	9,517	9,820	9,463	9,946

Net income	$1,973	$1,927	$3,158	$3,713

Basic net income per common share	$0.21	$0.20	$0.34	$0.38

Diluted net income per common share	$0.20	$0.19	$0.33	$0.37

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (% ) Inc/(Dec) Between Periods
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Revenues	100.0	100.0	(12.6)	100.0	100.0	(16.0)
Cost of revenues	(53.6)	(56.3)	(16.8)	(53.5)	(56.9)	(21.0)
Gross profit	46.4	43.7	(7.3)	46.5	43.1	(9.4)
Operating expenses:
Research and development	(7.6)	(6.7)	(0.8)	(9.1)	(6.3)	(21.4)
Selling, general and administrative	(26.0)	(25.0)	(9.2)	(27.5)	(27.1)	(14.8)
Operating income	12.8	12.0	(7.0)	9.9	9.7	(14.3)
Other income, net	4.2	1.3	186.5	3.5	3.0	(2.6)
Income before income taxes	17.0	13.3	11.5	13.4	12.7	(11.5)
Income tax expense	(7.0)	(4.8)	27.5	(5.1)	(4.5)	(5.4)
Net income	10.0	8.5	2.4	8.3	8.2	(15.0)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 64% and 60% of its consolidated revenues during the six months ended June 30, 2009 and 2008, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Total revenues decreased 13% and 16% to $19.8 million and $38.2 million for the three and six months ended June 30, 2009, respectively, from $22.7 million and $45.4 million for the respective prior-year periods. The reduction in total revenues between periods reflects a $3.3 million and $8.4 million decline in product revenues for the three and six months ended June 30, 2009, respectively, partially offset by a $0.4 million and $1.1 million increase in service-related revenues in each respective period. The reduction in product revenues resulted from a $2.3 million and $4.4 million reduction in sales of equipment for the three and six months ended June 30, 2009, and a $1.0 million and $4.0 million reduction in sales of consumable products in each respective period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The overall decline in equipment sales in the current-year periods was primarily impacted by a reduced volume of sales in the Company’s European market, followed by a lower volume of sales to the Company’s U.S. channel partners. The reduction in equipment sales was also impacted by a shift in the distribution of sales to lower-end Producer products with lower average selling prices. The decrease in consumable product sales consisted primarily of declines in the volume of ribbon and ink cartridge sales of $1.1 million and $2.4 million for the current year’s second quarter and year-to-date periods, respectively, and also for the year-to-date period, a reduction in media and media kit sales of $1.5 million. The growth in service-related revenues was primarily impacted by increased coverage of the Company’s installed base of systems with maintenance contracts and a higher level of maintenance contract revenue recognized in the current year-to-date period.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 64% of total revenues for the three and six months ended June 30, 2009, compared to 58% and 60% in the same prior-year periods. Sales of Producer product line equipment comprised 31% of total revenues in the current year’s second quarter and year-to-date period, compared to 35% and 33% for the comparable periods in 2008. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 6% of revenues for the three and six months ended June 30, 2009, compared to 7% in the same prior-year periods.

International sales decreased 31% and 21% for the three and six months ended June 30, 2009 compared to the same periods last year, and comprised 38% and 43% of total sales, compared to 47% and 45% in the same prior-year periods. Currency fluctuations primarily affecting the Company’s European operation contributed significantly to the decline in international revenues and reduced reported consolidated revenues for the three and six months ended June 30, 2009 by 4% and 4.5%, respectively, relative to the same prior-year periods. The remaining decline in international sales in the current-year periods was primarily impacted by a reduced volume of equipment sales.

As of and for the six months ended June 30, 2009, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $14.6 million and operating income of $0.1 million. Net identifiable assets for these operations amounted to $8.5 million. These amounts pertain primarily to the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the six months ended June 30, 2008 were revenues of $18.1 million, operating income of $0.1 million and net identifiable assets of $11.4 million.

Gross profit. Gross profit as a percentage of total revenues was 46% and 47% for the three and six months ended June 30, 2009, compared to 44% and 43% for the same periods in 2008. The rise in gross profit as a percentage of total revenues for both current-year periods resulted primarily from a higher level of maintenance contract revenues, coupled with reduced service costs related to improvements in the serviceability of the Company’s products and lower compensation costs stemming from workforce reductions in 2008 and the first quarter of 2009.Also contributing to the improvement in gross profit as a percentage of total revenue in both current-year periods was a lower volume of sales rebates from sales incentive programs. Partially offsetting the favorable impact of the above was a shift in the distribution of sales to lower margin products. This shift was driven by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Additionally, Producer product line equipment sales in the current-year periods included a higher concentration of lower-end products, resulting in lower average selling prices and reduced equipment margins.

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

Operating expenses. Research and development expenses totaled $1.5 million and $3.5 million for the three and six months ended June 30, 2009, respectively, representing 8% and 9% of revenues for each respective period. Expenses for the same prior-year periods totaled $1.5 million and $2.9 million, representing 7% and 6% of revenues, respectively. Expenses in both current-year periods reflect reduced compensation related costs stemming from workforce reductions offset by a higher level of investments in new product development. Rimage anticipates expenditures in research and development to continue at a similar level in the third quarter of 2009.

Selling, general and administrative expenses for the three and six months ended June 30, 2009 amounted to $5.1 million and $10.5 million, respectively, or 26% and 27% of revenues, compared to expenses in the same prior-year periods of $5.7 million and $12.3 million, respectively, or 25% and 27% of revenues. The decline in expenses in both current-year periods primarily reflects the impact of cost reduction measures implemented during 2008 and early 2009, including reduced compensation related costs stemming from workforce reductions and the absence of personnel recruiting costs, and reduced expenditures for travel and marketing and promotional programs. Also contributing to the decrease in expenses in the current year’s second quarter and year-to-date period was the net impact of currency fluctuations primarily affecting the Company’s European operation, reducing expenses by $0.1 million and $0.3 million, respectively. The Company expects a similar level of selling, general and administrative expenses in the third quarter of 2009.

Other income, net. Other income for the three and six months ended June 30, 2009 includes the Company’s recognition in the second quarter of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. The Company recognized net interest income on cash and marketable securities of $0.5 million and $1.0 million for the three and six months ended June 30, 2009, compared to $0.7 million and $1.5 million for the same prior-year periods. The reduction in interest income in each of the current-year periods was the result of a decline in average effective yields approximating two percentage points relative to the same prior-year periods. Partially offsetting the impact of the reduction in interest rates was an $8 million and $5 million increase in average cash equivalent and marketable securities balances for the three and six months ended June 30, 2009, respectively, compared to the same periods in the prior year. Other income for the three and six months ended June 30, 2009 included net gains on foreign currency transactions of $87,000 and $42,000, respectively, compared to net losses on foreign currency transactions in the same periods in the prior year of $410,000 and $163,000, respectively. Translation gains of $0.2 million associated with an intercompany loan that was deemed to be permanently invested in the first quarter of 2008 were recorded as transaction gains during the first quarter of 2008, but should have been recorded as other comprehensive income at that time. The Company recorded a pre-tax out-of-period adjustment during the second quarter 2008 to reduce the transaction gains and to increase other comprehensive income to properly state other comprehensive income as of June 30, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2009 amounted to $1.4 million and $2.0 million, respectively, or 41.3% and 38.3% of income before taxes in each respective period. Income tax expense for the three and six months ended June 30, 2008 was $1.1 million and $2.1 million, or 36.1% and 35.8% of income before taxes, respectively. The rise in the effective tax rate for the current-year periods primarily reflects the increased impact of recording no tax benefit on foreign operating losses for the Company’s Japanese subsidiary. Also contributing to the increase in the effective tax rate was a reduced benefit from the manufacturer’s tax deduction. Partially offsetting the unfavorable impact of the above was the impact in both current-year periods of a lower tax bracket from lower projected pre-tax income and a benefit from the research credit, which was not reinstated in 2008 until the fourth quarter.

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2009 was $2.0 million and $3.2 million, respectively, or 10% and 8% of revenues for the respective periods. Comparable amounts for the three and six months ended June 30, 2008 were $1.9 million and $3.7 million, respectively, or 8% of revenues for both periods. Related net income per diluted share amounts were $0.20 and $0.33 for the three and six months ended June 30, 2009, respectively, compared to $0.19 and $0.37 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2009, no amounts were outstanding under the credit agreement.

At June 30, 2009, the Company had working capital of $89.8 million, an increase of $27.7 million from working capital reported at December 31, 2008. The increase was primarily the result of the impact of a non-cash change in the classification of $17.6 million of marketable securities from non-current as of December 31, 2008 to current as of June 30, 2009, the sale of $6.8 million of non-current marketable securities and corresponding purchase of current marketable securities and net income of $3.2 million.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the six months ended June 30, 2009, the Company did not repurchase any shares of its common stock. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities totaled $8.9 million for the six months ended June 30, 2009, compared to $2.1 million in the same prior-year period. The $6.8 million increase in cash generated from operating activities resulted from changes in operating assets and liabilities producing a $4.8 million net increase in cash for the six months ended June, 2009, compared to a net use of cash of $1.8 million for the same period in 2008, coupled with a $0.3 million larger increase in net income adjusted for non-cash and non-operating items in the current-year period. Primarily contributing to the change in operating assets and liabilities compared to the comparable prior-year period was a $3.4 million favorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses, a $2.2 million favorable change in deferred income and a $1.7 million favorable change in net prepaid income taxes, partially offset by an unfavorable variation of $0.7 million in receivables. The change in trade accounts payable, accrued compensation and accrued expenses reflects a $0.1 million aggregate increase in the amount of these balances in the current-year period, compared to a $3.3 million aggregate decrease in the same period last year. These changes were primarily due to reduced payments in the current-year period for inventory purchases, in the case of accounts payable, and reduced payments for bonus accruals, in the case of accrued compensation. The favorable change in deferred income resulted from a larger volume of maintenance contract renewals in the second quarter of 2009 compared to the same prior-year period. The favorable change in net prepaid income taxes resulted from a reduced amount of income tax payments for the current tax year. The unfavorable change in receivables resulted from a $0.1 million increase in receivables in the current period, compared to a $0.6 million decrease in the comparable prior-year period, primarily impacted by a larger increase in sales in June 2009 relative to December 2008 (last month of each period), compared to the comparable prior-year periods.

Investing activities used net cash of $15.1 million for the six months ended June 30, 2009, compared to a net generation of cash of $16.6 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $15.0 million in purchases of marketable securities, net of related maturities, during the six months ended June 30, 2009, compared to $16.7 million in maturities of marketable securities, net of related purchases, in the same prior-year period. Purchases of property and equipment during the six months ended June 30, 2009 and 2008 amounted to $0.1 million and $0.5 million, respectively. Capital expenditures in both periods consisted primarily of purchases of office equipment and manufacturing tooling.

Financing activities generated net cash of $0.3 million for the six months ended June 30, 2009 and used net cash of $2.8 million in the same prior-year period. Financing activities in each period included proceeds from employee stock plans of $0.3 million and $1.5 million, respectively. Financing activities for the six months ended June 30, 2008 also benefited from excess tax benefits recognized as an addition to the additional paid-in capital pool of $0.7 million. Offsetting the increases in cash generated by financing activities in the prior year’s period was the Company’s repurchase of 275,310 shares of its common stock for $5.0 million.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts and sales returns, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, warranty accruals, stock- based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management made no changes to the Company’s critical accounting policies during the six months ended June 30, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the six months ended June 30, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. In February 2008, FASB Staff Position (“FSP”) No. 157-2 was issued, which delayed the effective date of FASB No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the requirements of SFAS No. 157 that had been deferred under FSP No. 157-2. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities--an Amendment to SFAS No. 133.” SFAS No. 161 requires additional quantitative and qualitative disclosures for derivative instruments. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of SFAS No. 161 effective January 1, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted FSP No. EITF 03-6-1 effective January 1, 2009. As discussed under Note 11, while applicable to the Company, the adoption did not have a material impact on the Company’s consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements.” This Issue applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This Issue is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of EITF No. 07-1 did not have an impact on the Company’s consolidated financial statements and related disclosures for six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. The provisions of FAS 157-4 are effective for the Company for its quarter ended June 30, 2009. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial statements and related disclosures

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this guidance is to establish general standards of recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and, if material, must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. Additional disclosure required by this standard includes the date through which subsequent events have been evaluated by management and whether that is the date on which the financial statements were issued. SFAS No. 165 was effective for the Company for its quarter ended June 30, 2009. The additional disclosures required by this standard are included in Note 1.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained in this report that are not statements of historical fact may deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties. The Company’s actual results could differ significantly from those discussed in the forward-looking statements.

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

          The Company’s Annual Meeting of Shareholders was held on May 13, 2009. Of the 9,353,435 shares outstanding and entitled to vote at the meeting, 8,964,593 shares were present either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

A.	To elect six (6) directors of the Company to serve until the next Annual Meeting of Shareholders or until their respective successors have been elected and qualified.

Nominee	In Favor	Withheld

Bernard P. Aldrich	8,871,345	93,248
Lawrence M. Benveniste	8,697,390	267,203
Philip D. Hotchkiss	8,697,981	266,612
Thomas F. Madison	8,818,574	146,019
Steven M. Quist	8,698,105	266,488
James L. Reissner	8,571,169	393,424

B.	To adopt the Rimage Corporation Amended and Restated 2007 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
4,959,009	2,076,228	10,989	1,918,367

C.	To ratify and approve the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
8,630,113	328,125	6,355	0

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a) The following exhibits are included herein:

10.1	Stock Option Agreement, dated April 1, 2009, by and between Sherman L. Black and Rimage Corporation.
10.2	Fourth Amendment to Credit Agreement, dated July 1, 2009, by and between the Company and Wells Fargo Bank, National Association.
10.3	Revolving Line of Credit Note, dated July 1, 2009, in the principal amount of $10,000,000 issued to the Company by Wells Fargo Bank, National Association.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 7, 2009	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2009	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)