Form 10-Q
period 2009-09-30
RIMAGE CORP
filed 2009-11-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Common Stock outstanding at October 31, 2009 – 9,396,685 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	September 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$12,325	$14,885
Marketable securities	78,235	39,870
Receivables, net of allowance for doubtful accounts and sales returns of $339 and $489, respectively	14,448	11,099
Inventories	4,120	5,625
Prepaid income taxes	—	314
Prepaid expenses and other current assets	1,214	2,014
Deferred income taxes - current	492	344
Total current assets	110,834	74,151

Marketable securities - non-current	16,763	40,647
Property and equipment, net	5,517	6,183
Deferred income taxes - non-current	2,457	2,281
Other assets - non-current	—	194
Total assets	$135,571	$123,456

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,427	$4,534
Accrued compensation	2,738	1,879
Other accrued expenses	1,027	827
Income taxes payable	413	—
Deferred income and customer deposits	6,218	4,507
Other current liabilities	35	263
Total current liabilities	15,858	12,010

Long-term liabilities:
Deferred income and customer deposits - non-current	2,845	1,942
Income taxes payable - non-current	266	421
Other non-current liabilities	16	35
Total long-term liabilities	3,127	2,398
Total liabilities	18,985	14,408

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,380,185 and 9,334,435, respectively	94	93
Additional paid-in capital	38,909	37,484
Retained earnings	76,554	70,287
Accumulated other comprehensive income	1,029	1,184
Total stockholders’ equity	116,586	109,048

Total liabilities and stockholders’ equity	$135,571	$123,456

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Product	$19,731	$22,723	$52,224	$63,597
Service	2,634	2,487	8,317	7,048
Total revenues	22,365	25,210	60,541	70,645
Cost of revenues:
Product	9,401	10,956	26,142	31,869
Service	1,867	2,277	5,549	7,209
Total cost of revenues	11,268	13,233	31,691	39,077
Gross profit	11,097	11,977	28,850	31,568

Operating expenses:
Research and development	1,514	1,227	4,990	4,091
Selling, general and administrative	5,009	5,225	15,499	17,535
Total operating expenses	6,523	6,452	20,489	21,626
Operating income	4,574	5,525	8,361	9,942

Other income (expense):
Interest, net	309	691	1,323	2,203
Realized gain on sale of marketable securities	—	—	278	—
Gain (loss) on currency exchange	5	40	47	(123)
Other, net	(4)	(20)	(5)	—
Total other income, net	310	711	1,643	2,080
Income before income taxes	4,884	6,236	10,004	12,022
Income tax expense	1,775	2,230	3,737	4,303
Net income	$3,109	$4,006	$6,267	$7,719

Net income per basic share	$0.33	$0.42	$0.67	$0.80

Net income per diluted share	$0.33	$0.42	$0.66	$0.79

Basic weighted average shares outstanding	9,376	9,470	9,364	9,632

Diluted weighted average shares outstanding	9,564	9,595	9,494	9,820

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine months ended September 30,

	2009	2008
Cash flows from operating activities:
Net income	$6,267	$7,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	1,044
Deferred income tax benefit	(305)	(50)
Gain on sale of marketable securities	(278)	—
Loss on disposal of property and equipment	2	3
Stock-based compensation	1,213	748
Excess tax benefits from stock-based compensation	—	(673)
Changes in operating assets and liabilities:
Receivables	(3,252)	(781)
Inventories	1,506	2,160
Prepaid income taxes/income taxes payable	659	1,196
Prepaid expenses and other current assets	991	339
Trade accounts payable	790	(3,357)
Accrued compensation	840	(1,085)
Other accrued expenses and other current liabilities	(28)	(59)
Deferred income and customer deposits	2,598	(399)

Net cash provided by operating activities	11,900	6,805

Cash flows from investing activities:
Purchases of marketable securities	(58,119)	(52,059)
Maturities and sales of marketable securities	43,460	71,756
Purchases of property and equipment	(208)	(4,318)
Other non-current items	—	(6)

Net cash provided by (used in) investing activities	(14,867)	15,373

Cash flows from financing activities:
Checks written in excess of bank balance	—	1,124
Principal payments on capital lease obligations	(19)	(18)
Repurchase of common stock	—	(9,284)
Excess tax benefits from stock-based compensation	—	673
Proceeds from employee stock plans	284	1,485

Net cash provided by (used in) financing activities	265	(6,020)

Effect of exchange rate changes on cash	142	(13)

Net increase (decrease) in cash and cash equivalents	(2,560)	16,145

Cash and cash equivalents, beginning of period	14,885	7,416

Cash and cash equivalents, end of period	$12,325	$23,561

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,980	$3,160

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

In July 2009, the FASB launched its Accounting Standards Codification (the “Codification”). The Codification became the exclusive authoritative source of nongovernmental U.S. generally accepted accounting principles (“GAAP”) for interim and annual accounting periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganized the literature.

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 9, 2009, the date of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009. Note 13 describes a material event that occurred subsequent to September 30, 2009 for which the conditions that generated the event did not exist as of September 30, 2009.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2)	Stock-Based Compensation

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At September 30, 2009, a total of 662,770 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse one year from the date of grant.

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

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $413,000 and $1,212,000 for the three and nine months ended September 30, 2009, respectively, compared to $451,000 and $748,000 for the comparable periods in 2008.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008

Expected life of options in years	4.75	4.75 - 6.00

Risk-free interest rate	1.6% - 2.2%	3.1%

Expected volatility	48.5% - 49.7%	39.1 - 40.0%

Expected dividend yield	0.0%	0.0%

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

          Other information pertaining to stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Number of options granted	50	—	400	184
Fair value of options granted	$352	$—	$2,503	$1,282
Per share weighted average fair value of options granted	$7.03	$—	$6.25	$6.98
Total fair value of stock options vested	$—	$—	$949	$879
Total intrinsic value of stock options exercised	$—	$—	$151	$2,592
Total intrinsic value of stock options outstanding	$3,163	$1,347	$3,163	$1,347

Cash received from the exercise of stock options was $284,000 and $1,485,000 for the nine months ended September 30, 2009 and 2008, respectively. The exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock during the nine months ended September 30, 2009 generated a net non-deductible income tax impact of $70,000, recorded as a reduction to additional paid-in capital. The exercise of stock options during the nine months ended September 30, 2008 generated an income tax benefit of $930,000, recorded as an increase to additional paid-in capital.

(3)	Accounting for Uncertainty in Income Taxes

Gross unrecognized tax benefits recorded under the guidance of the Income Taxes Topic of the Codification as of September 30, 2009 and December 31, 2008 totaled $219,000 and $361,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the nine months ended September 30, 2009 consisted primarily of a net increase of $65,000 and a decrease of $217,000 for tax positions taken in prior years. The decrease of $217,000 is fully offset by a deferred tax asset. Included in the balance of unrecognized tax benefits at September 30, 2009 are potential benefits of $181,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the nine months ended September 30, 2009.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $47,000 and $59,000 on a gross basis at September 30, 2009 and December 31, 2008, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2009, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2005 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of U.S. treasury money market securities, municipal securities, corporate securities and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities, except for variable rate demand notes, have original maturities ranging from three to 36 months. Variable rate demand notes may be liquidated in less than three months from the date of purchase, but have legal maturities of greater than three months and are required to be classified as marketable securities. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at September 30, 2009 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Finished goods and demonstration equipment	$1,354	$1,717
Purchased parts and subassemblies	2,766	3,908
	$4,120	$5,625

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$3,109	$4,006	$6,267	$7,719
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	298	(475)	128	(19)
Net unrealized loss on marketable securities, net of taxes	(57)	(135)	(282)	(32)
Total comprehensive income	$3,350	$3,396	$6,113	$7,668

(7)	Derivatives

The Company enters into forward foreign exchange contracts principally to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. The Company’s foreign exchange contracts do not qualify for hedge accounting under the Derivatives and Hedging Topic of the Codification. As a result, gains or losses related to mark-to-market adjustments on forward foreign exchange contracts are recognized as other income or expense in the income statement during the period in which the instruments are outstanding. The fair value of forward foreign exchange contracts represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date and is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

As of September 30, 2009, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $651,000. These contracts mature during 2009 and bear exchange rates ranging from 1.4155 and 1.4589 U.S. Dollars per Euro. As of September 30, 2009, the fair value of foreign exchange contracts resulted in a net loss position of $10,000, which is recorded in other current liabilities.

As of December 31, 2008, the Company had 15 outstanding foreign exchange contracts with a notional amount totaling $2,601,000, all maturing during the first half of 2009 at exchange rates ranging from 1.2431 to 1.3540 U.S. Dollars per Euro. As of December 31, 2008, the fair value of foreign exchange contracts resulted in a net loss position of approximately $238,000, which is recorded in other current liabilities.

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Nine Months Ended September 30,
Derivative Instrument	Location	2009	2008

Foreign Exchange Contracts	Gain on currency exchange	$217	$74

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The net gains from foreign exchange contracts reflected above were largely offset by the underlying transaction net losses arising from the foreign currency exposures for which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	September 30, 2009	Location	September 30, 2009
Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$(10)

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

The Fair Value Measurements and Disclosures Topic of the Codification establishes a framework for measuring fair value by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. Three levels within the hierarchy may be used to measure fair value:

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2009:

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$94,998	$—	$94,998	$—
Liabilities
Foreign currency forward exchange contracts	$10	$—	$10	$—

Available-for-sale securities in the preceding table are classified as either current or non-current marketable securities in the accompanying condensed consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

The Financial Instruments Topic of the Codification permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company has not elected the fair value measurement option provided for under this guidance for any of its financial assets or liabilities as of September 30, 2009, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the three and nine months ended September 30, 2009, the Company did not repurchase any shares of its common stock. As of September 30, 2009, 422,917 shares were available for repurchase under the authorizations.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10)	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008. In February 2008, the FASB delayed the effective date of this guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the guidance applicable to nonfinancial assets and liabilities that was previously deferred. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the nine months ended September 30, 2009.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of this guidance effective January 1, 2009.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”). This guidance requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this guidance effective January 1, 2009. As discussed under Note 11, while applicable to the Company, the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the FASB issued authoritative guidance on the accounting for collaborative arrangements. This guidance applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on criteria outlined in other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This guidance is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures for the nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance for estimating fair value of assets and liabilities when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance was effective for the Company for its quarter ended June 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2009, the FASB issued authoritative guidance on subsequent events. The objective of this guidance is to establish general standards of recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. Under this guidance, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and, if material, must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. Additional disclosure required by this standard includes the date through which subsequent events have been evaluated by management and whether that is the date on which the financial statements were issued. This guidance was effective for the Company for its quarter ended June 30, 2009. The additional disclosures required by this standard are included in Note 1.

In July 2009, the FASB launched its Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the exclusive authoritative source of nongovernmental U.S. generally accepted accounting principles (“GAAP”) for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganized the literature. The Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance that amends previously issued guidance on fair value measurements and disclosures. Under the updated guidance, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. The update addresses practice difficulties caused by tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. No new fair value measurements are required by this guidance. The new guidance is effective for the Company for its quarter ending December 31, 2009 and is not expected to have a material effect the Company’s consolidated financial statements and related disclosures.

In September 2009, the FASB ratified its guidance on two revenue recognition standards that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on revenue arrangements with multiple deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes under both standards. The Company is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements and related disclosures.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method. Stock options to acquire weighted average common shares of 709,000 and 732,000 for the three and nine months ended September 30, 2009, respectively, and weighted average common shares 788,000 and 717,000 for the three and nine months ended September 30, 2008, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. Effective January 1, 2009, the Company adopted guidance under the Earnings Per Share Topic of the Codification which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. As required by this guidance, the Company increased the amount of basic weighted average shares outstanding previously reported for the three and nine months ended September 30, 2008 by approximately 3,000 and 5,000 shares, respectively. These amounts pertain to outstanding unvested restricted stock deemed to be participating securities. The adjustment had no impact on previously reported earnings per share amounts. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Shares outstanding at end of period	9,380	9,353	9,380	9,353

Basic weighted average shares outstanding	9,376	9,470	9,364	9,632

Dilutive effect of stock options/restricted stock units	188	125	130	188
Total diluted weighted average shares outstanding	9,564	9,595	9,494	9,820

Net income	$3,109	$4,006	$6,267	$7,719

Basic net income per common share	$0.33	$0.42	$0.67	$0.80

Diluted net income per common share	$0.33	$0.42	$0.66	$0.79

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(13)	Subsequent Event

The Company announced a transition in its leadership by a press release issued on November 9, 2009, and as further disclosed in a Form 8-K filed on the same date. As described in these documents, on November 4, 2009, the Board of Directors of Rimage Corporation appointed Sherman Black, currently President and Chief Operating Officer, as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors effective January 1, 2010.

As a part of the Company’s ongoing succession planning process, Mr. Black will succeed Mr. Bernard P. Aldrich who has been the Company’s Chief Executive Officer and a director since 1996. On November 4, 2009, the Company and Mr. Aldrich entered into a Separation and Release Agreement (the “Separation Agreement”) that governs the terms of Mr. Aldrich’s service through December 31, 2009 and post-termination compensation.

Pursuant to the Separation Agreement, Mr. Aldrich will continue as the Company’s Chief Executive Officer and as a director through December 31, 2009, at which time he will cease serving in both positions. Mr. Aldrich will provide the Company with a full release of claims and continue to be bound by a covenant not to compete. The Separation Agreement provides that Mr. Aldrich will receive a lump sum severance payment of $576,000 within 5 days after all rescission periods with respect to Mr. Aldrich’s release of claims have expired, the Company will pay the employer’s portion of COBRA coverage for a period of 18 months (approximately $10,000), and will pay Mr. Aldrich a lump sum payment at the end of that time of $50,000 to defray the costs of personal insurance. Any stock options held by Mr. Aldrich will continue on their current terms without modification. The Company anticipates that the expense associated with the Separation Agreement will be recognized in the fourth quarter of fiscal year 2009.

Mr. Aldrich also agreed to provide the Company with certain consulting services, primarily transition services to Mr. Black, effective for a 12-month period beginning January 1, 2010. This arrangement was memorialized in a consulting agreement pursuant to which Mr. Aldrich also agreed to extend his agreement not to compete with the Company for an additional one year after the term of the consulting agreement. In exchange for his services and the extended non-compete covenant, Mr. Aldrich will receive a monthly payment of $8,333.33. The Company anticipates that the expense associated with the consulting agreement will be recognized as related services are performed over the course of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Revenues	100.0	100.0	(11.3)	100.0	100.0	(14.3)
Cost of revenues	(50.4)	(52.5)	(14.8)	(52.3)	(55.3)	(18.9)
Gross profit	49.6	47.5	(7.3)	47.7	44.7	(8.6)
Operating expenses:
Research and development	(6.8)	(4.9)	23.4	(8.2)	(5.8)	(22.0)
Selling, general and administrative	(22.3)	(20.7)	(4.1)	(25.7)	(24.8)	(11.6)
Operating income	20.5	21.9	(17.2)	13.8	14.1	(15.9)
Other income, net	1.3	2.8	(56.4)	2.7	2.9	(21.0)
Income before income taxes	21.8	24.7	(21.7)	16.5	17.0	(16.8)
Income tax expense	(7.9)	(8.8)	(20.4)	(6.1)	(6.1)	(13.1)
Net income	13.9	15.9	(22.4)	10.4	10.9	(18.8)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 61% and 59% of its consolidated revenues during the nine months ended September 30, 2009 and 2008, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues. Total revenues decreased 11% and 14% to $22.4 million and $60.5 million for the three and nine months ended September 30, 2009, respectively, from $25.2 million and $70.6 million for the respective prior-year periods. The reduction in total revenues between periods reflects a $3.0 million and $11.4 million decline in product revenues for the three and nine months ended September 30, 2009, respectively, partially offset by a $0.1 million and $1.3 million increase in service-related revenues in each respective period. The reduction in product revenues resulted from a $0.7 million and $5.1 million reduction in sales of equipment for the three and nine months ended September 30, 2009, and a $2.3 million and $6.2 million reduction in sales of consumable products in each respective period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The overall decline in equipment sales in the current-year periods was primarily impacted by a reduced volume of sales in the Company’s European market, followed by a lower volume of sales to the Company’s U.S. channel partners. The reduction in equipment sales in the year-to-date period was also impacted by a shift in the distribution of sales to lower-end Producer products with lower average selling prices. The decrease in consumable product sales consisted primarily of declines in the volume of ribbon and ink cartridge sales of $1.6 million and $4.0 million for the current year’s third quarter and year-to-date periods, respectively, and a reduction in media and media kit sales of $0.7 million and $2.2 million in the same respective periods. The growth in service-related revenues was primarily impacted by increased coverage of the Company’s installed base of systems with maintenance contracts and a higher level of maintenance contract revenue recognized in the current year-to-date period.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 57% and 61% of total revenues for the three and nine months ended September 30, 2009, respectively, compared to 58% and 59% in the same prior-year periods. Sales of Producer product line equipment comprised 37% and 33% of total revenues in the current year’s third quarter and year-to-date period, respectively, compared to 37% and 34% for the comparable periods in 2008. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 6% of revenues for the three and nine months ended September 30, 2009, compared to 5% and 7% in the same prior-year periods.

International sales decreased 10% and 17% for the three and nine months ended September 30, 2009 compared to the same periods last year, and comprised 35% and 40% of total sales, compared to 35% and 42% in the same prior-year periods. The decline in international sales was driven by an 18% and 22% reduction in sales in the Company’s European market for the three and nine months ended September 30, 2009, respectively, partially offset by sales growth in the Company’s Asian markets of 37% and 17%, respectively. Currency fluctuations primarily affecting the Company’s European operation contributed significantly to the decline in international revenues and reduced reported consolidated revenues for the three and nine months ended September 30, 2009 by 1% and 3%, respectively, relative to the same prior-year periods. The remaining decline in international sales in the current-year periods was primarily impacted by a reduced volume of equipment sales in Europe.

As of and for the nine months ended September 30, 2009, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $21.4 million and operating income of $0.4 million. Net identifiable assets for these operations amounted to $9.9 million. These amounts pertain primarily to the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the nine months ended September 30, 2008 were revenues of $26.0 million, operating income of $0.1 million and net identifiable assets of $9.1 million.

Gross profit. Gross profit as a percentage of total revenues was 50% and 48% for the three and nine months ended September 30, 2009, compared to 48% and 45% for the same periods in 2008. The rise in gross profit as a percentage of total revenues for both current-year periods resulted primarily from reduced service costs related to improvements in the serviceability of the Company’s products and lower compensation costs stemming from workforce reductions in 2008 and the first quarter of 2009, and for the year-to-date period, a higher level of maintenance contract revenues. Also contributing to the improvement in gross profit as a percentage of total revenue in both current-year periods was a lower volume of sales rebates from sales incentive programs. Additionally, the gross margin in the third quarter 2009 benefited from an increased concentration of higher-end systems in the Producer product line relative to the same period in the prior year. Partially offsetting the favorable impact of the above for both current-year periods was a reduction in average selling prices for lower-end products in the Producer product line, impacted by increased equipment sales in the U.S. retail market segment, which generally carry lower selling prices. Additionally, sales of consumable products in both current-year periods reflect a reduced volume and concentration of ribbons and ink cartridges, which generally carry higher margins than media and media kits. The gross margin in the current year-to-date period was also unfavorably impacted by a reduced volume and concentration of Producer product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues.

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

Operating expenses. Research and development expenses totaled $1.5 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, representing 7% and 8% of revenues for each respective period. Expenses for the same prior-year periods totaled $1.2 million and $4.1 million, representing 5% and 6% of revenues, respectively. Expenses in both current-year periods reflect reduced compensation related costs stemming from workforce reductions offset by a higher level of investments in new product development. Rimage anticipates expenditures in research and development to increase approximately $1 million in the fourth quarter relative to the third quarter of 2009 as a result of the timing of expenses expected to be incurred on new product development.

Selling, general and administrative expenses for the three and nine months ended September 30, 2009 amounted to $5.0 million and $15.5 million, respectively, or 22% and 26% of revenues, compared to expenses in the same prior-year periods of $5.2 million and $17.5 million, respectively, or 21% and 25% of revenues. The decline in expenses in both current-year periods primarily reflects the impact of cost reduction measures implemented during 2008 and early 2009, including reduced compensation related costs stemming from workforce reductions and reduced expenditures for travel and marketing and promotional programs. Also contributing to the decrease in expenses in the current year-to-date period was the net impact of currency fluctuations primarily affecting the Company’s European operation, reducing expenses by $0.4 million. Partially offsetting the impact of the above for both current-year periods was an increase in employee incentive bonus expenses resulting from closer alignment of actual year-to-date revenue and operating income results to plan targets relative to the prior year.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.3 million and $1.3 million for the three and nine months ended September 30, 2009, compared to $0.7 million and $2.2 million for the same prior-year periods. The reduction in interest income in each of the current-year periods was the result of a decline in average effective yields approximating two percentage points relative to the same prior-year periods. Partially offsetting the impact of the reduction in interest rates was a $13 million and $7.5 million increase in average cash equivalent and marketable securities balances for the three and nine months ended September 30, 2009, respectively, compared to the same periods in the prior year. Other income for the nine months ended September 30, 2009 includes the Company’s recognition in the second quarter of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. Other income for the three and nine months ended September 30, 2009 also included net gains on foreign currency transactions of $5,000 and $47,000, respectively, compared to a net gain of $40,000 and a net loss of $123,000 on foreign currency transactions in the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2009 amounted to $1.8 million and $3.7 million, respectively, or 36.3% and 37.4% of income before taxes in each respective period. Income tax expense for the three and nine months ended September 30, 2008 was $2.2 million and $4.3 million, or 35.8% of income before taxes in each period. The rise in the effective tax rate for the current-year periods primarily reflects the impact of higher state income taxes as a result of adjustments in certain state tax apportionment rates, a reduced benefit from the manufacturer’s tax deduction and the impact of tax-exempt interest income comprising a smaller percentage of pre-tax income. Partially offsetting the unfavorable effect of the above was the impact in both current-year periods of a reduction in U.S. pre-tax income resulting from a re-allocation to the U.S. parent company of expenses incurred in the Company’s Japanese subsidiary to properly reflect expenses for each legal entity, a benefit in the current-year periods from the research credit, which was not reinstated in 2008 until the fourth quarter, and a lower tax bracket from lower projected pre-tax income.

Net income / net income per share. Resulting net income for the three and nine months ended September 30, 2009 was $3.1 million and $6.3 million, respectively, or 14% and 10% of revenues for the respective periods. Comparable amounts for the three and nine months ended September 30, 2008 were $4.0 million and $7.7 million, respectively, or 16% and 11% of revenues, respectively. Related net income per diluted share amounts were $0.33 and $0.66 for the three and nine months ended September 30, 2009, respectively, compared to $0.42 and $0.79 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At September 30, 2009, no amounts were outstanding under the credit agreement.

At September 30, 2009, the Company had working capital of $95.0 million, an increase of $32.8 million from working capital reported at December 31, 2008. The increase was primarily the result of the impact of a non-cash change in the classification of $18.7 million of marketable securities from non-current as of December 31, 2008 to current as of September 30, 2009, the sale of $6.8 million of non-current marketable securities and corresponding purchase of current marketable securities and net income of $6.3 million.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the nine months ended September 30, 2009, the Company did not repurchase any shares of its common stock. The Company also intends on utilizing its assets primarily for its continued organic growth. Additionally, the Company may use its available cash for potential future strategic initiatives or alliances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities totaled $11.9 million for the nine months ended September 30, 2009, compared to $6.8 million in the same prior-year period. The $5.1 million increase in cash generated from operating activities resulted from changes in operating assets and liabilities producing a $4.1 million net increase in cash for the nine months ended September, 2009, compared to a net use of cash of $2.0 million for the same period in 2008, partially offset by a $1.0 million reduction in net income adjusted for non-cash and non-operating items in the current-year period. Primarily contributing to the change in operating assets and liabilities compared to the comparable prior-year period was a $6.1 million favorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses and a $3.0 million favorable change in deferred income, partially offset by a $2.5 million larger increase in receivables. The change in trade accounts payable, accrued compensation and accrued expenses reflects a $1.6 million aggregate increase in the amount of these balances in the current-year period, compared to a $4.5 million aggregate decrease in the same period last year. These changes were primarily due to reduced payments in the current-year period for inventory purchases, in the case of accounts payable, and reduced payments for bonus accruals, in the case of accrued compensation. The favorable change in deferred income resulted from a larger volume of new maintenance contracts or renewals in the second and third quarters of 2009 compared to the prior-year. The larger increase in accounts receivable in the current period was primarily impacted by a larger increase in sales in the last two months of third quarter 2009 relative to the last two months of fourth quarter 2008.

Investing activities used net cash of $14.9 million for the nine months ended September 30, 2009, compared to a net generation of cash of $15.4 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $14.7 million in purchases of marketable securities, net of related maturities, during the nine months ended September 30, 2009, compared to $19.7 million in maturities of marketable securities, net of related purchases, in the same prior-year period. Purchases of property and equipment during the nine months ended September 30, 2009 and 2008 amounted to $0.2 million and $4.3 million, respectively. Capital expenditures in both periods included purchases of office equipment and manufacturing tooling, and additionally in the prior-year period, the purchase of the Company’s U.S. corporate headquarters and manufacturing facility, previously leased by the Company, at a cost of $3.9 million.

Financing activities generated net cash of $0.3 million for the nine months ended September 30, 2009 and used net cash of $6.0 million in the same prior-year period. Financing activities in each period included proceeds from employee stock plans of $0.3 million and $1.5 million, respectively. Financing activities for the nine months ended September 30, 2008 also benefited from checks written in excess of the account bank balance of $1.1 million and excess tax benefits recognized as an addition to the additional paid-in capital pool of $0.7 million. Offsetting the increases in cash generated by financing activities in the prior year’s period was the Company’s repurchase of 550,762 shares of its common stock for $9.3 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts and sales returns, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, warranty accruals, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management made no changes to the Company’s critical accounting policies during the nine months ended September 30, 2009.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the nine months ended September 30, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The Company adopted this guidance effective January 1, 2008. In February 2008, the FASB delayed the effective date of this guidance to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the company adopted the guidance applicable to nonfinancial assets and liabilities that was previously deferred. The adoption did not impact the Company’s consolidated financial statements and related disclosures for the nine months ended September 30, 2009.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. The required disclosures include information about an entity’s objectives and strategies for using derivatives, the existence and nature of credit-risk-related contingent features in derivative instruments, counterparty credit risk, the relative volume of derivative activity, the fair value of derivative instruments and related amounts of gains and losses. The Company adopted the disclosure provisions of this guidance effective January 1, 2009.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”). This guidance requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and shall be included in the computation of basic and diluted earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively. The Company adopted this guidance effective January 1, 2009. As discussed under Note 11, while applicable to the Company, the adoption did not have a material impact on the Company’s consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In November 2007, the FASB issued authoritative guidance on the accounting for collaborative arrangements. This guidance applies to participants in a collaborative arrangement, defined as a contractual arrangement that involves a joint operating activity involving two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Revenues and costs incurred with third parties in connection with a collaborative arrangement should be presented gross or net by the collaborators based on criteria outlined in other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the Company’s business and whether the payments are within the scope of other accounting literature. This guidance is effective for the Company as of January 1, 2009, and should be applied to collaborative arrangements in existence at the date of adoption using the modified retrospective method that requires reclassification in all periods presented for those arrangements still in effect at the transition date, unless that application is impracticable. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures for the nine months ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance for estimating fair value of assets and liabilities when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This guidance was effective for the Company for its quarter ended June 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB issued authoritative guidance on subsequent events. The objective of this guidance is to establish general standards of recognition and disclosure of events that occur after the balance sheet date but before the issuance of the financial statements. Under this guidance, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and, if material, must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. Additional disclosure required by this standard includes the date through which subsequent events have been evaluated by management and whether that is the date on which the financial statements were issued. This guidance was effective for the Company for its quarter ended June 30, 2009. The additional disclosures required by this standard are included in Note 1.

In July 2009, the FASB launched its Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the exclusive authoritative source of nongovernmental U.S. generally accepted accounting principles (“GAAP”) for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP but reorganized the literature. The Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance that amends previously issued guidance on fair value measurements and disclosures. Under the updated guidance, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. The update addresses practice difficulties caused by tension between fair value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. No new fair value measurements are required by this guidance. The new guidance is effective for the Company for its quarter ending December 31, 2009 and is not expected to have a material effect the Company’s consolidated financial statements and related disclosures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In September 2009, the FASB ratified its guidance on two revenue recognition standards that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on revenue arrangements with multiple deliverables, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above. In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes under both standards. The Company is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Bernard P. Aldrich, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	November 9, 2009	By:	/s/ Bernard P. Aldrich
Bernard P. Aldrich
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2009	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)