Form 10-Q
period 2010-03-31
RIMAGE CORP
filed 2010-05-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO ____________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Common Stock outstanding at April 30, 2010 – 9,496,962 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$83,114	$72,507
Marketable securities	15,911	28,581
Receivables, net of allowance for doubtful accounts and sales returns of $292 and $327, respectively	11,069	13,732
Inventories	5,151	4,123
Prepaid income taxes	647	—
Prepaid expenses and other current assets	1,221	1,271
Deferred income taxes - current	581	546
Total current assets	117,694	120,760

Marketable securities - non-current	8,986	9,037
Property and equipment, net	8,092	7,855
Deferred income taxes - non-current	2,741	2,630
Other assets - non-current	190	—
Total assets	$137,703	$140,282

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,236	$6,898
Accrued compensation	2,137	3,834
Other accrued expenses	773	911
Income taxes payable	—	222
Deferred income and customer deposits	5,576	5,706
Other current liabilities	18	18
Total current liabilities	14,740	17,589

Long-term liabilities:
Deferred income and customer deposits - non-current	1,868	2,452
Income taxes payable - non-current	233	213
Other non-current liabilities	75	79
Total long-term liabilities	2,176	2,744
Total liabilities	16,916	20,333

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,485,385 and 9,471,885 respectively	95	94
Additional paid-in capital	40,841	40,296
Retained earnings	79,477	78,782
Accumulated other comprehensive income	374	777
Total stockholders’ equity	120,787	119,949

Total liabilities and stockholders’ equity	$137,703	$140,282

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenues:
Product	$15,844	$15,361
Service	2,526	2,997
Total revenues	18,370	18,358
Cost of revenues:
Product	7,755	7,928
Service	1,963	1,865
Total cost of revenues	9,718	9,793
Gross profit	8,652	8,565

Operating expenses:
Research and development	1,441	1,975
Selling, general and administrative	6,267	5,342
Total operating expenses	7,708	7,317

Operating income	944	1,248

Other income (expense):
Interest, net	168	556
Loss on currency exchange	(27)	(45)
Other, net	4	(1)
Total other income, net	145	510

Income before income taxes	1,089	1,758
Income tax expense	394	573

Net income	$695	$1,185

Net income per basic share	$0.07	$0.13

Net income per diluted share	$0.07	$0.13

Basic weighted average shares outstanding	9,476	9,344

Diluted weighted average shares outstanding	9,557	9,431

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$695	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	374	309
Deferred income tax benefit	(112)	(263)
Loss on disposal of property and equipment	—	2
Stock-based compensation	467	215
Excess tax benefits from stock-based compensation	(12)	—
Changes in operating assets and liabilities:
Receivables	2,390	(408)
Inventories	(1,154)	366
Prepaid income taxes/income taxes payable	(837)	(104)
Prepaid expenses and other current assets	(151)	189
Trade accounts payable	1,560	346
Accrued compensation	(1,651)	(8)
Other accrued expenses and other current liabilities	(132)	(186)
Deferred income and customer deposits	(686)	(387)

Net cash provided by operating activities	751	1,256

Cash flows from investing activities:
Purchases of marketable securities	—	(1,593)
Maturities and sales of marketable securities	12,631	626
Purchases of property and equipment	(2,727)	(73)

Net cash provided by (used in) investing activities	9,904	(1,040)

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(6)
Excess tax benefits from stock-based compensation	12	—
Proceeds from stock option exercises	66	188

Net cash provided by financing activities	73	182

Effect of exchange rate changes on cash	(121)	(74)

Net increase in cash and cash equivalents	10,607	324

Cash and cash equivalents, beginning of period	72,507	14,885

Cash and cash equivalents, end of period	$83,114	$15,209

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,334	$940

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and markets digital publishing systems that are used by businesses to produce recordable CD (“CD-R”), DVD (“DVD-R”) and Blu-ray Discs™ with customized digital content on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

The Company has evaluated for potential disclosure subsequent events through the date that the financial statements were issued. Note 13 describes a material event that occurred subsequent to March 31, 2010.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2)	Stock-Based Compensation

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At March 31, 2010, a total of 613,995 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

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

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $467,000 and $215,000 for the three months ended March 31, 2010 and 2009, respectively.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the three months ended March 31, 2010. No stock options were granted during the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009

Expected life of options in years	4.75	—

Risk-free interest rate	2.34% - 2.65%	—

Expected volatility	49.2% - 49.6%	—

Expected dividend yield	0.0%	—

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. For all stock options granted to non-employee directors in 2008, the expected life was determined based on an analysis of historical exercise behavior and anticipated future exercise patterns, giving consideration to the contractual terms of unexercised stock option awards. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2008, 2009 and 2010, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. The expected dividend yield is zero as the Company has not paid or declared any cash dividends on its common stock and does not currently have plans to pay dividends.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other information pertaining to stock options is as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)

Number of options granted	75	—
Fair value of options granted	$557	$—
Per share weighted average fair value of options granted	$7.43	$—
Total intrinsic value of stock options exercised	$66	$74
Total intrinsic value of stock options outstanding	$1,000	$1,060

Cash received from the exercise of stock options was $66,000 and $188,000 for the three months ended March 31, 2010 and 2009, respectively. The exercise of stock options and lapse of restrictions on restricted stock generated an income tax benefit of $12,000 and $28,000 during the three months ended March 31, 2010 and 2009, respectively. The income tax benefit was recorded as an increase to additional paid-in capital.

(3)	Accounting for Uncertainty in Income Taxes

Gross unrecognized tax benefits recorded under the guidance of the Income Taxes Topic of the Codification as of March 31, 2010 and December 31, 2009 totaled $382,000 and $364,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the three months ended March 31, 2010 consisted primarily of a net increase of $21,000 for tax positions taken in the current year. Included in the balance of unrecognized tax benefits at March 31, 2010 are potential benefits of $363,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the three months ended March 31, 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $37,000 and $36,000 on a gross basis at March 31, 2010 and December 31, 2009, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of March 31, 2010, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2005 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of U.S. treasury money market securities, municipal securities, corporate securities and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to 36 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at March 31, 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Finished goods and demonstration equipment	$1,607	$1,425
Purchased parts and subassemblies	3,544	2,698
	$5,151	$4,123

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income	$695	$1,185
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(348)	(427)
Change in unrealized gain on marketable securities, net of taxes	(55)	32
Total comprehensive income	$292	$790

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7)	Derivatives

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

As of March 31, 2010, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $745,000. These contracts mature during 2010 and bear exchange rates ranging from 1.3311 and 1.3638 U.S. Dollars per Euro. As of March 31, 2010, the fair value of foreign exchange contracts resulted in a net gain position of $3,000, which is recorded in other current assets.

As of December 31, 2009, the Company had three outstanding foreign exchange contracts with a notional amount totaling $550,000, all maturing during the first quarter of 2010 at exchange rates ranging from 1.4554 to 1.4913 U.S. Dollars per Euro. As of December 31, 2009, the fair value of foreign exchange contracts resulted in a net gain position of approximately $17,000, which is recorded in other current assets.

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location	2010	2009

Foreign Exchange Contracts	Gain (loss) on currency exchange	$(48)	$180

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of March 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	March 31, 2010	Location	March 31, 2010

Foreign Exchange Contracts	Other current assets (1)	$5	Other current liabilities(1)	$(2)

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2010:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$24,897	$—	$24,897	$—
Foreign currency forward exchange contracts	$3	$—	$3	$—

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

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock. As of March 31, 2010, 422,917 shares were available for repurchase under the authorizations.

(10)	Recently Issued Accounting Standards

In October 2009, the FASB issued two new revenue recognition standards. The first new standard is ASU No. 2009-13, “Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under ASU No. 2009-13, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The second new standard is ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements.” Under ASU 2009-14, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above. The guidance under both standards is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted, and the Company has elected to adopt the guidance under both standards on a prospective basis in the first quarter of 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of the first quarter 2010, revenue from multiple element arrangements is allocated among the separate units of accounting based on the relative selling price of each deliverable that is subject to the requirements of ASU 2009-13. The application of this new standard did not result in a significant change from prior periods in how the Company allocates arrangement consideration to various units of accounting and did not significantly change the pattern and timing of revenue recognition.

The Company earns revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. When sold as a multiple-element arrangement, each of these deliverables qualifies as a separate unit of accounting.

Revenue for product sales is recognized upon shipment and transfer of risk of loss. Revenue associated with separately-priced maintenance agreements and installation services, however, is deferred until earned. Installation revenue is recognized upon successful completion of the service. The amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration in an arrangement including equipment, separately-priced maintenance and installation services is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices for the equipment and installation service.

While the Company’s sales arrangements have not historically been within the scope of software revenue recognition guidance, the Company has elected to adopt the new guidance under ASU No. 2009-14 to facilitate application to potential future sales arrangements.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,078,000 and 869,000 for the three months ended March 31, 2010 and 2009, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2010	2009

Shares outstanding at end of period	9,485	9,353

Basic weighted average shares outstanding	9,476	9,344

Dilutive effect of stock options and restricted stock units	81	87
Total diluted weighted average shares outstanding	9,557	9,431

Net income	$695	$1,185

Basic net income per common share	$0.07	$0.13

Diluted net income per common share	$0.07	$0.13

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(13)	Subsequent Event

In April 2010, the Company entered into an agreement with a software provider to develop a complete digital publishing solution for medical imaging in Chinese hospitals and clinics. The Company intends to finalize go-to-market plans for the medical solution during the second quarter of 2010, subject to receipt of necessary governmental approvals.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2010	2009	2010 vs. 2009
Revenues	100.0	100.0	0.1
Cost of revenues	(52.9)	(53.3)	(0.8)
Gross profit	47.1	46.7	1.0
Operating expenses:
Research and development	(7.9)	(10.8)	(27.1)
Selling, general and administrative	(34.1)	(29.1)	17.3
Operating income	5.1	6.8	(24.4)
Other income, net	0.8	2.8	(71.5)
Income before income taxes	5.9	9.6	(38.1)
Income tax expense	(2.1)	(3.1)	(31.3)
Net income	3.8	6.5	(41.3)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 66% and 64% of its consolidated revenues during the three months ended March 31, 2010 and 2009, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of its products is outsourced to vendors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Revenues. Total revenues for the three months ended March 31, 2010 were $18.4 million, consistent with revenues of $18.4 million for the same prior-year period. Product revenues in the current-year period rose $0.5 million while service related revenues declined $0.5 million relative to the prior-year period. The increase in product revenues for the three months ended March 31, 2010 resulted from a $1.0 million increase in sales of consumable products and parts, partially offset by a $0.5 million reduction in sales of equipment.

The growth in sales of consumable products was driven by an increased volume of sales of ribbons and ink cartridges of $1.2 million, primarily affected by higher purchases from the Company’s U.S. distributors as they prepared for a change in the Company’s sales distribution model effective April 1, 2010. As part of this change, Rimage discontinued its distributor relationships with distributors in the United States, Germany, and the United Kingdom and will sell products in these regions to end-user customers primarily through value-added resellers or other strategic partners and also directly to select accounts through its own sales force. Partially offsetting this increase was a reduction in sales of media and media kits of $0.3 million. The overall decline in equipment sales in the current-year period was primarily impacted by a reduced volume of sales in the Company’s European market. The reduction in equipment sales in the current period was also impacted by a shift in the distribution of sales to lower-end Producer products with lower average selling prices. The decline in service-related revenues was primarily impacted by the timing of maintenance contract renewals resulting in a reduced level of maintenance contract revenue recognized in the current period.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 66% of total revenues for the three months ended March 31, 2010, compared to 64% in the same prior-year period. Sales of Producer product line equipment comprised 29% of total revenues in the current period, compared to 31% for the comparable period in 2009. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 5% of revenues for the three months ended March 31, 2010 and 2009, respectively.

International sales decreased 8% for the three months ended March 31, 2010 compared to the same period last year, and comprised 44% of total sales, compared to 48% in the same prior-year period. The decline in international sales was driven by a 13% reduction in sales in the Company’s European market, partially offset by sales growth in the Company’s Asian markets of 18%. Currency fluctuations primarily affecting the Company’s European operation had a partially offsetting impact on the decline in European sales and increased reported consolidated revenues for the three months ended March 31, 2010 by 2% compared to the same prior-year period.

As of and for the three months ended March 31, 2010, the Company’s German and Japanese operations generated foreign revenues from unaffiliated customers of $7.0 million and operating income of $0.1 million. Net identifiable assets for these operations amounted to $10.4 million. These amounts pertain primarily to the Company’s German operations. Comparable amounts for the Company’s German and Japanese operations as of and for the three months ended March 31, 2009 were revenues of $8.0 million, operating income of $0.1 million and net identifiable assets of $9.5 million.

Revenue levels in 2010 will be dependent upon many factors, including the effectiveness of changes that occurred effective April 1, 2010 to improve the efficiency of the Company’s sales channels, described above. Other factors that will influence revenue levels in 2010 include the performance of the Company’s channel partners, the timing of new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit. Gross profit as a percentage of total revenues was 47.1% for the three months ended March 31, 2010, compared to 46.7% for the same period in 2009. The small improvement in gross profit as a percentage of total revenues for the current-year period resulted primarily from the impact of changes in the distribution and content of recurring revenues. Sales of ribbons and ink cartridges, which typically generate higher margins than other recurring revenues, increased 24% and comprised 34% of revenues in the first quarter of 2010, compared to 27% in the same period in 2009. Further, sales of media / media kits and maintenance contracts / services, which typically generate lower margins, comprised 15% and 14% of revenues in the current period, respectively, compared to 17% and 16%, respectively, in the same prior-year period. Gross profit in the current period also benefited from the impact of foreign currency fluctuations on revenues generated in the Company’s European market.

Partially offsetting the favorable impact of the above was a reduction in maintenance contract revenues in the current period, coupled with increased service costs resulting from investments to strengthen the service support infrastructure of the Company’s international subsidiaries. Additionally, gross margins were unfavorably impacted in the current period by a reduction in average selling prices for lower-end products in the Producer product line, primarily resulting from increased equipment sales in the U.S. retail market segment, which generally carry lower selling prices.

Future gross profit margins will continue to be affected by many factors, including the impact of recently implemented changes in the Company’s sales distribution model described above, product mix, the timing of new product introductions, changes in material costs, manufacturing volume, the growth rate of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.4 million, or 8% of revenues, and $2.0 million, or 11% of revenues, for the quarterly periods ended March 31, 2010 and 2009, respectively. Expenses in the prior-year period reflect costs incurred as part of a development arrangement with a third party supplier to develop a new product launched by the Company in the first quarter of 2010. The Company incurred a lower level of expenses in the current period as a result of the timing of activities associated with new product development projects scheduled for 2010. Rimage anticipates expenditures in research and development will increase moderately in the second quarter of 2010 relative to the first quarter.

Selling, general and administrative expenses for the three months ended March 31, 2010 amounted to $6.3 million, or 34% of revenues, compared to $5.3 million, or 29% of revenues for the three months ended March 31, 2009. The rise in expenses in the current-year period primarily reflects the impact of investments made to strengthen the Company’s core business, including increased compensation-related costs from personnel additions and equity compensation as well as higher costs for recruiting, travel and promotional programs. Additionally, the Company incurred expenses in the current period for the implementation of an enhanced sales order processing system to support the changes made effective April 1, 2010 in its sales distribution model. Also contributing to the increase in expenses in the current period was the impact of currency fluctuations primarily affecting the Company’s European operation, increasing expenses by $0.1 million. Rimage anticipates expenditures for selling, general and administrative activities in the second quarter of 2010 will approximate first quarter expense levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.2 million for the three months ended March 31, 2010, compared to $0.6 million for the same prior-year period. The reduction in interest income in the current period was the result of a decline in average effective yields approximating two percentage points relative to the same prior-year period. This resulted from the Company’s change to a more conservative investment strategy as well as an environment of generally lower interest rates. Partially offsetting the impact of the reduction in interest rates was a $15 million increase in average cash equivalent and marketable securities balances for the three months ended March 31, 2010 compared to the same period in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three months ended March 31, 2010 and 2009 amounted to $0.4 million and $0.6 million, respectively, or 36.2% and 32.6% of income before taxes in each respective period. The increase in the effective tax rate for the three months ended March 31, 2010 primarily reflects the impact of a significantly reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income and the expiration of the federal research credit effective January 1, 2010, resulting in no tax benefit in the current period. Partially offsetting the unfavorable effect of the above was the impact in the current period of the implementation in late 2009 of recommendations of a transfer price study which reduced projected U.S. pre-tax income and reduced the projected loss of the Company’s Japanese subsidiary. Also partially offsetting the unfavorable impact of the above changes was an increased benefit in the current period from the Section 199 deduction, impacted by an increase in the rate applied to qualified production activities income from 6% to 9% effective January 1, 2010.

Net income / net income per share. Resulting net income for the three months ended March 31, 2010 was $0.7 million, or 4% of revenues. Comparable amounts for the three months ended March 31, 2009 were $1.2 million, or 6% of revenues. Related net income per diluted share amounts were $0.07 and $0.13 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and, if required, from Rimage’s existing credit agreement. This credit agreement allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At March 31, 2010, no amounts were outstanding under the credit agreement.

At March 31, 2010, the Company had working capital of $103.0 million, down $0.2 million from working capital reported at December 31, 2009. The decrease was primarily the result of the use of $2.7 million of cash to purchase property and equipment, partially offset by net income adjusted for non-cash items of $1.4 million and proceeds from stock option exercises of $0.1 million.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock. The Company also intends on utilizing its assets primarily for its continued organic growth and potential future strategic initiatives or alliances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by operating activities totaled $0.8 million for the three months ended March 31, 2010, compared to $1.3 million in the same prior-year period. The $0.5 million decrease in cash generated from operating activities resulted from changes in operating assets and liabilities producing a $0.5 million greater use of cash for the three months ended March 31, 2010 compared to the same prior-year period. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were unfavorable changes of $1.5 million in inventories and $0.4 million in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses, a $1.1 million larger increase in prepaid income taxes and prepaid expenses and a $0.3 million larger decrease in deferred income, partially offset by a $2.8 million favorable change in receivables. The change in inventories resulted from a $1.1 million increase in inventories in the current period, compared to a $0.4 million decline in the prior-year. The current period increase in inventories occurred as the Company prepared for the impact of a change in its sales model effective April 1, 2010 under which it will sell products to end-user customers through value-added resellers instead of through distributors in major markets, requiring increased inventory levels. The change in prepaid income taxes and prepaid expenses was impacted primarily by the amount and timing of payments for estimated taxes and other prepaid expenses. The change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses reflects a $0.2 million aggregate decrease in the amount of these balances in the current-year period, compared to a $0.2 million aggregate increase in the same period last year. These changes were primarily due to increased payments in the current-year period for annual incentive bonuses to employees for calendar year 2009 performance and expenditures for property and equipment, partially offset by the impact of a higher level of inventory purchases remaining in accounts payable at the end of the period. The favorable change in receivables resulted from a $2.4 million reduction in receivables in the current period and a $0.4 million increase in the prior-year period, primarily impacted by a $0.9 million decrease in sales from December 2009 to March 2010, compared to a $1.5 million increase in sales from December 2008 to March 2009.

Investing activities provided net cash of $9.9 million for the three months ended March 31, 2010, compared to a net use of cash of $1.0 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $12.6 million in maturities of marketable securities during the three months ended March 31, 2010, compared to $1.0 million in purchases of marketable securities, net of related maturities, in the same prior-year period. Purchases of property and equipment during the three months ended March 31, 2010 and 2009 amounted to $2.7 million and $0.1 million, respectively. Capital expenditures in the current-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product launched during the first quarter of 2010. Remaining capital expenditures in the current-year period consisted primarily of costs to support the Company’s information technology infrastructure related requirements.

Financing activities generated net cash of $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Financing activities in each period consisted primarily of proceeds from stock option exercises.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management made no changes to the Company’s critical accounting policies during the three months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the three months ended March 31, 2010.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 92% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s disclosure controls and procedures as of March 31, 2010. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)          The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: May 7, 2010	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)