Form 10-Q
period 2010-06-30
RIMAGE CORP
filed 2010-08-06
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Common Stock outstanding at July 31, 2010 – 9,551,087 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$90,609	$72,507
Marketable securities	10,754	28,581
Receivables, net of allowance for doubtful accounts and sales returns of $282 and $327, respectively	13,794	13,732
Inventories	6,688	4,123
Prepaid income taxes	—	—
Prepaid expenses and other current assets	1,367	1,271
Deferred income taxes - current	603	546
Total current assets	123,815	120,760
Marketable securities - non-current	6,762	9,037
Property and equipment, net	7,939	7,855
Deferred income taxes - non-current	2,691	2,630
Other assets - non-current	198	—
Total assets	$141,405	$140,282

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,992	$6,898
Accrued compensation	2,545	3,834
Other accrued expenses	821	911
Income taxes payable	449	222
Deferred income and customer deposits	5,436	5,706
Other current liabilities	23	18
Total current liabilities	16,266	17,589

Long-term liabilities:
Deferred income and customer deposits - non-current	1,582	2,452
Income taxes payable - non-current	229	213
Other non-current liabilities	70	79
Total long-term liabilities	1,881	2,744
Total liabilities	18,147	20,333

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,551,087 and 9,471,885 respectively	95	94
Additional paid-in capital	41,789	40,296
Retained earnings	81,531	78,782
Accumulated other comprehensive income (loss)	(157)	777
Total stockholders’ equity	123,258	119,949

Total liabilities and stockholders’ equity	$141,405	$140,282

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Product	$19,808	$17,132	$35,653	$32,493
Service	2,495	2,686	5,020	5,683
Total revenues	22,303	19,818	40,673	38,176
Cost of revenues:
Product	9,858	8,813	17,613	16,741
Service	1,810	1,817	3,773	3,682
Total cost of revenues	11,668	10,630	21,386	20,423
Gross profit	10,635	9,188	19,287	17,753

Operating expenses:
Research and development	1,417	1,501	2,858	3,476
Selling, general and administrative	6,030	5,148	12,297	10,490
Total operating expenses	7,447	6,649	15,155	13,966

Operating income	3,188	2,539	4,132	3,787

Other income (expense):
Interest, net	128	458	296	1,014
Realized gain on sale of marketable securities	—	278	—	278
Gain (loss) on currency exchange	(5)	87	(32)	42
Other, net	—	—	4	(1)
Total other income, net	123	823	268	1,333

Income before income taxes	3,311	3,362	4,400	5,120
Income tax expense	1,258	1,389	1,652	1,962
Net income	$2,053	$1,973	$2,748	$3,158

Net income per basic share	$0.22	$0.21	$0.29	$0.34

Net income per diluted share	$0.22	$0.20	$0.29	$0.33

Basic weighted average shares outstanding	9,531	9,372	9,504	9,358

Diluted weighted average shares outstanding	9,608	9,517	9,588	9,463

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,748	$3,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	917	605
Deferred income tax benefit	(72)	(100)
Gain on sale of marketable securities	—	(278)
Loss on disposal of property and equipment	1	2
Stock-based compensation	1,002	800
Excess tax benefits from stock-based compensation	(22)	—
Changes in operating assets and liabilities:
Receivables	(716)	(130)
Inventories	(2,886)	1,808
Prepaid income taxes/income taxes payable	196	927
Prepaid expenses and other current assets	(319)	283
Trade accounts payable	2,658	(383)
Accrued compensation	(1,183)	639
Other accrued expenses and other current liabilities	(77)	(120)
Deferred income and customer deposits	(1,086)	1,736

Net cash provided by operating activities	1,161	8,947

Cash flows from investing activities:
Purchases of marketable securities	—	(52,273)
Maturities and sales of marketable securities	19,954	37,260
Purchases of property and equipment	(3,361)	(110)

Net cash provided by (used in) investing activities	16,593	(15,123)

Cash flows from financing activities:
Principal payments on capital lease obligations	(9)	(13)
Excess tax benefits from stock-based compensation	22	—
Proceeds from stock option exercises	536	284

Net cash provided by financing activities	549	271

Effect of exchange rate changes on cash	(201)	(9)

Net increase (decrease) in cash and cash equivalents	18,102	(5,914)

Cash and cash equivalents, beginning of period	72,507	14,885

Cash and cash equivalents, end of period	$90,609	$8,971

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,520	$1,135

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD/DVD/Blu-ray discs with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At June 30, 2010, a total of 454,870 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to awards granted under the 2007 Plan and 1992 Plan, the Company granted a non-qualified option to purchase 200,000 shares of its common stock to a newly hired executive officer on April 1, 2009. The option was granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment of April 1, 2009, vests in four equal installments on each of the first four anniversaries of the date of grant and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the 2007 Plan and is subject to a stock option plan between the Company and the executive officer.

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $536,000 and $1,002,000 for the three and six months ended June 30, 2010, respectively, compared to $584,000 and $800,000 for the comparable periods in 2009.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2010 and 2009:

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	2010	2009

Expected life of options in years	4.75	4.75

Risk-free interest rate	1.88% - 2.65%	1.6% - 1.9%

Expected volatility	49.2% - 49.6%	48.5%

Expected dividend yield	0.0%	0.0%

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

Other information pertaining to stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Number of options granted	142	350	217	350
Fair value of options granted	$1,093	$2,152	$1,650	$2,152
Per share weighted average fair value of options granted	$7.71	$6.14	$7.61	$6.14
Total fair value of stock options vested	$1,116	$949	$1,116	$949
Total intrinsic value of stock options exercised	$462	$78	$528	$152
Total intrinsic value of stock options outstanding	$1,341	$2,807	$1,341	$2,807

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash received from the exercise of stock options was $536,000 and $284,000 for the six months ended June 30, 2010 and 2009, respectively. The exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net non-deductible income tax impact of $45,000 and $71,000 during the six months ended June 30, 2010 and 2009, respectively. The income tax impact was recorded as a reduction to additional paid-in capital.

(3)	Accounting for Uncertainty in Income Taxes

Gross unrecognized tax benefits recorded under the guidance of the Income Taxes Topic of the Codification as of June 30, 2010 and December 31, 2009 totaled $375,000 and $364,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the six months ended June 30, 2010 consisted primarily of a net increase of $14,000 for tax positions taken in the current year. Included in the balance of unrecognized tax benefits at June 30, 2010 are potential benefits of $355,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the six months ended June 30, 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $41,000 and $36,000 on a gross basis at June 30, 2010 and December 31, 2009, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of June 30, 2010, the Company was no longer subject to income tax examinations for taxable years before 2006 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2005 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of U.S. treasury bills, money market securities, municipal securities, corporate securities and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to 36 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at June 30, 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Finished goods and demonstration equipment	$2,066	$1,425
Purchased parts and subassemblies	4,622	2,698
	$6,688	$4,123

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$2,053	$1,973	$2,748	$3,158
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(486)	256	(834)	(170)
Change in net unrealized gain on marketable securities, net of taxes	(45)	(257)	(100)	(226)
Total comprehensive income	$1,522	$1,972	$1,814	$2,762

(7)	Derivatives

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

As of June 30, 2010, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $588,000. These contracts mature during 2010 and bear exchange rates ranging from 1.1959 and 1.239 U.S. Dollars per Euro. As of June 30, 2010, the fair value of foreign exchange contracts resulted in a net loss position of $5,000, which is recorded in other current liabilities.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Six Months Ended June 30,
Derivative Instrument	Location	2010	2009

Foreign Exchange Contracts	Gain (loss) on currency exchange	$(101)	$235

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of June 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	June 30, 2010	Location	June 30, 2010

Foreign Exchange Contracts	Other current assets (1)	$2	Other current liabilities(1)	$(7)

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2010:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$17,516	$—	$17,516	$—
Foreign currency forward exchange contracts	$(5)	$—	$(5)	$—

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

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” ASU 2009-12 allows companies to use net asset value as a practical expedient to estimate fair value of investments that are within the scope of this ASU that do not have readily determinable fair values. The Company adopted this guidance in the first quarter of 2010, and the adoption did not have a material impact on the Company’s consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9)	Common Stock Repurchase Authorizations

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the six months ended June 30, 2010, the Company did not repurchase any shares of its common stock. As of June 30, 2010, 422,917 shares were available for repurchase under the authorizations.

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

The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements, nor did it result in a significant change from prior periods in how the Company allocates arrangement consideration to various units of accounting and did not significantly change the pattern and timing of revenue recognition.

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

Revenue for product sales is recognized upon shipment and transfer of risk of loss. Revenue associated with separately-priced maintenance agreements and installation services, however, is deferred until earned. Installation revenue is recognized upon successful completion of the service. In an arrangement including equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices for the equipment and installation service.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

While the Company’s sales arrangements have not historically been within the scope of software revenue recognition guidance, the Company has elected to adopt the new guidance under ASU No. 2009-14 to facilitate application to potential future sales arrangements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU in the first quarter of 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which will be effective for the Company in the first quarter of 2011. No transfers of assets or liabilities into or out of Level 1 or 2 of the fair value hierarchy occurred or were required during the six months ended June 30, 2010. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,100,000 and 1,088,000 for the three and six months ended June 30, 2010, respectively, and weighted average common shares of 722,000 and 809,000 for the three and six months ended June 30, 2009, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Shares outstanding at end of period	9,551	9,375	9,551	9,375

Basic weighted average shares outstanding	9,531	9,372	9,504	9,358

Dilutive effect of stock options/restricted stock units	77	145	84	105
Total diluted weighted average shares outstanding	9,608	9,517	9,588	9,463

Net income	$2,053	$1,973	$2,748	$3,158

Basic net income per common share	$0.22	$0.21	$0.29	$0.34

Diluted net income per common share	$0.22	$0.20	$0.29	$0.33

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues	100.0	100.0	12.5	100.0	100.0	6.5
Cost of revenues	(52.3)	(53.6)	9.8	(52.6)	(53.5)	4.7
Gross profit	47.7	46.4	15.8	47.4	46.5	8.6
Operating expenses:
Research and development	(6.4)	(7.6)	(5.5)	(7.0)	(9.1)	(17.8)
Selling, general and administrative	(27.0)	(26.0)	17.1	(30.2)	(27.5)	17.2
Operating income	14.3	12.8	25.6	10.2	9.9	9.1
Other income, net	0.5	4.2	(85.1)	0.6	3.5	(79.9)
Income before income taxes	14.8	17.0	(1.5)	10.8	13.4	(14.1)
Income tax expense	(5.6)	(7.0)	(9.4)	(4.0)	(5.1)	(15.8)
Net income	9.2	10.0	4.1	6.8	8.3	(13.0)

Overview

Rimage develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD/DVD/Blu-ray discs with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in markets and applications such as digital photography, medical imaging, business services, law enforcement and video workflows. As Rimage’s sales within North America and Europe have averaged 92% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 58% and 64% of its consolidated revenues during the six months ended June 30, 2010 and 2009, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

Revenues. Total revenues increased 13% and 7% to $22.3 million and $40.7 million for the three and six months ended June 30, 2010, respectively, from $19.8 million and $38.2 million for the respective prior-year periods. The increase in total revenues between periods reflects a $2.7 million and $3.2 million increase in product revenues for the three and six months ended June 30, 2010, respectively, partially offset by a $0.2 million and $0.7 million decline in service-related revenues in each respective period. The increase in product revenues resulted from a $3.7 million and $3.2 million rise in sales of equipment for the three and six months ended June 30, 2010, respectively, partially offset by a $1.0 million and $0.1 million reduction in sales of consumable products in each respective period.

The overall increase in equipment sales in the current-year periods was primarily impacted by growth in retail equipment sales, driven by $2.9 million in equipment sales under a multi-system sales agreement completed in the second quarter with a retail customer. Second quarter revenues also reflected an increase in non-retail equipment sales in the U.S. and Asian markets. The decline in sales of consumable products in the second quarter consisted primarily of a reduced volume of sales of ribbons and ink cartridges of $1.1 million, partially offset by increased sales of media and media kits of $0.2 million. The second quarter reduction in sales of ribbons and ink cartridges was primarily affected by significant purchases from the Company’s U.S. distributors in the first quarter 2010 as they prepared for a change in the Company’s sales distribution model effective April 1, 2010. As part of this change, Rimage discontinued its distributor relationships with distributors in the United States, Germany, and the United Kingdom and sells products in these regions to end-user customers primarily through value-added resellers or other strategic partners and also directly to select accounts through its own sales force. The decline in service-related revenues in both current-year periods was primarily impacted by the timing and amount of maintenance contract renewals resulting in the recognition of a reduced level of maintenance contract revenues.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 51% and 58% of total revenues for the three and six months ended June 30, 2010, respectively, compared to 64% in the same prior-year periods. Sales of Producer and Professional Series product line equipment comprised 45% and 38% of total revenues in the current-year’s second quarter and year-to-date periods, compared to 31% for the comparable periods in 2009. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 4% of revenues for the three and six months ended June 30, 2010, compared to 5% in the respective prior-year periods.

International sales decreased 1% and 4% for the three and six months ended June 30, 2010, respectively, compared to the same periods last year, and comprised 34% and 39% of total sales, compared to 38% and 43% in the same prior-year periods. The decline in international sales was driven by a 6% and 24% reduction in sales in the Company’s European market for the three and six months ended June 30, 2010, partially offset by sales growth in the Company’s Asian markets of 36% and 24%, respectively. The second quarter decline in sales in the Company’s European market was caused by currency fluctuations, with revenues on a constant currency basis otherwise remaining consistent with the prior year’s second quarter. The decline in European revenues for the six months ended June 30, 2010 was impacted primarily by a reduced volume of equipment sales. Currency fluctuations reduced reported consolidated revenues for the three months ended June 30, 2010 by 2% and had a minimal impact on consolidated revenues for the year-to-date period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Revenue levels in 2010 will be dependent upon many factors, including the effectiveness of changes that occurred effective April 1, 2010 to improve the efficiency of the Company’s sales channels, described above. Other factors that will influence revenue levels in 2010 include the performance of the Company’s channel partners, the timing of new product introductions, the timing of customer orders and related product deliveries, the rate of adoption of new applications for the Company’s products in its targeted markets, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 47.7% and 47.4% for the three and six months ended June 30, 2010, compared to 46.4% and 46.5% for same periods in 2009. The rise in gross profit as a percentage of total revenues for both current-year periods resulted primarily from an increased volume and concentration of Producer and Professional Series product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Margins were also favorably impacted by increased selling prices in the second quarter for consumable sales in the U.S. channel market, reflecting the impact of removing distributors from the Company’s U.S. sales distribution model effective April 1, 2010.

Partially offsetting the favorable impact of the above was an aggregate reduction in average selling prices for Producer and Professional Series equipment, impacted by increased sales in the U.S. retail market segment, which generally carry lower selling prices, and a price reduction on sales of 8100N systems, the high-end of the Producer product line. Additionally, margins for both current-year periods were unfavorably impacted by a reduction in service-related revenues, and for the year-to-date period, an increase in associated service costs, primarily resulting from investments to strengthen the service support infrastructure of the Company’s international subsidiaries. Also, sales of consumable products in the second quarter reflect a reduced volume and concentration of ribbons and ink cartridges, which generally carry higher margins than media and media kits.

Future gross profit margins will continue to be affected by many factors, including the impact of recently implemented changes in the Company’s sales distribution model described above, product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs, manufacturing volume, the growth rate of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.4 million and $2.9 million for the three and six months ended June 30, 2010, respectively, representing 6% and 7% of revenues for each respective period. Expenses for the same prior-year periods totaled $1.5 million and $3.5 million, representing 8% and 9% of revenues, respectively. Expenses in the prior-year periods reflect costs incurred as part of a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010. The Company incurred a lower level of expenses in the current-year periods as a result of the timing of activities associated with new product development projects scheduled for 2010. Increased compensation costs associated with late 2009 and 2010 personnel additions partially offset the impact of the prior-year development project. Rimage anticipates expenditures in research and development in the third quarter 2010 will increase 30-35% from the second quarter level.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses for the three and six months ended June 30, 2010 amounted to $6.0 million and $12.3 million, respectively, or 27% and 30% of revenues, compared to expenses in the same prior-year periods of $5.1 million and $10.5 million, respectively, or 26% and 27% of revenues. The rise in expenses in both current-year periods primarily reflects the impact of investments made to strengthen the Company’s core business, including increased compensation-related costs from personnel additions, new hire recruiting costs, legal expenses associated with new business initiatives, travel expenses, and for the year-to-date period, promotional programs and increased equity compensation costs. Additionally, the Company incurred expenses in the current-year periods for the implementation of an enhanced sales order processing system to support the changes made effective April 1, 2010 in its sales distribution model. Rimage anticipates expenditures for selling, general and administrative activities in the third quarter of 2010 will increase moderately relative to second quarter expense levels.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, compared to $0.5 million and $1.0 million for the same prior-year periods. The reduction in interest income in the current-year periods was the result of a decline in average effective yields relative to the same prior-year periods. This resulted from the Company’s change to a more conservative investment strategy as well as an environment of generally lower interest rates. Partially offsetting the impact of the reduction in interest rates was an $8 million and $12 million increase in average cash equivalent and marketable securities balances for the three and six months ended June 30, 2010 compared to the same periods in the prior year. Other income for the three and six months ended June 30, 2009 includes the Company’s recognition in the second quarter 2009 of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. Other income for the three and six months ended June 30, 2010 also included net losses on foreign currency transactions of $5,000 and $32,000, respectively, compared to net gains of $87,000 and $42,000 in the same periods in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2010 amounted to $1.3 million and $1.7 million, respectively, or 38.0% and 37.5% of income before taxes in each respective period. Income tax expense for the three and six months ended June 30, 2009 was $1.4 million and $2.0 million, or 41.3% and 38.3% of income before taxes in each respective period. The decrease in the effective tax rate for the current-year periods primarily reflects the impact of a shift in the mix of projected pre-tax earnings between the U.S. and the Company’s Japanese subsidiary. Also contributing to the reduction in the effective tax rate in the current-year periods was an increased benefit from the Section 199 deduction, impacted by an increase in the rate applied to qualified production activities income from 6% to 9% effective January 1, 2010. Partially offsetting the favorable impact of the above for both current-year periods was the impact of a significantly reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income and the expiration of the federal research credit effective January 1, 2010, resulting in no tax benefit in the current periods.

Net income / net income per share. Resulting net income for the three and six months ended June 30, 2010 was $2.1 million and $2.7 million, respectively, or 9% and 7% of revenues for the respective periods. Comparable amounts for the three and six months ended June 30, 2009 were $2.0 million and $3.2 million, respectively, or 10% and 8% of revenues, respectively. Related net income per diluted share amounts were $0.22 and $0.29 for the three and six months ended June 30, 2010, respectively, compared to $0.20 and $0.33 per diluted share for the respective prior-year periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds. The Company has a credit agreement which allows for advances under an unsecured revolving loan up to a maximum advance of $10 million. At June 30, 2010, no amounts were outstanding under the credit agreement. The credit agreement expired in accordance with its terms effective July 1, 2010, and is not expected to be renewed.

At June 30, 2010, the Company had working capital of $107.5 million, up $4.4 million from working capital reported at December 31, 2009. The increase was primarily the result of the impact of a non-cash change in the classification of $2.3 million of marketable securities from non-current as of December 31, 2009 to current as of June 30, 2010, net income adjusted for non-cash items of $4.6 million and proceeds from stock option exercises of $0.5 million, partially offset by the use of $3.4 million of cash to purchase property and equipment.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the three and six months ended June 30, 2010, the Company did not repurchase any shares of its common stock. As of June 30, 2010, 422,917 shares were available for repurchase under the authorizations. The Company also intends on utilizing its assets primarily for its continued organic growth and potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $1.2 million for the six months ended June 30, 2010, compared to $8.9 million in the same prior-year period. The $7.7 million decrease in cash generated from operating activities resulted from changes in operating assets and liabilities producing an $8.2 million greater use of cash for the six months ended June 30, 2010 compared to the same prior-year period. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were unfavorable changes of $4.7 million in inventories, $2.8 million in deferred income, $1.3 million in prepaid income taxes and prepaid expenses and $0.6 million in receivables, partially offset by a $1.3 million favorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses. The change in inventories resulted from a $2.9 million increase in inventories in the current period, compared to a $1.8 million decline in the prior-year. The current period increase in inventories was impacted by the Company’s preparation for expected sales orders under a retail sales agreement completed in the second quarter and also a change in the Company’s sales model effective April 1, 2010 under which it sells products to end-user customers through value-added resellers instead of through distributors in major markets, requiring increased inventory levels. The unfavorable change in deferred income resulted from a lower volume of maintenance contract renewals in the second quarter of 2010 compared to the same prior-year period. The unfavorable change in prepaid income taxes and prepaid expenses was impacted primarily by the amount and timing of payments for estimated taxes and other prepaid expenses. The favorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses reflects a $1.3 million larger increase in the aggregate amount of these balances in the current-year period, compared to the same period last year. These changes resulted primarily from a higher level of inventory purchases and accrued development expenses remaining in accounts payable at the end of the period, partially offset by increased payments in the current-year period for annual incentive bonuses to employees for calendar year 2009 performance and expenditures for property and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing activities provided net cash of $16.6 million for the six months ended June 30, 2010, compared to a net use of cash of $15.1 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $20.0 million in maturities of marketable securities during the six months ended June 30, 2010, compared to $15.0 million in purchases of marketable securities, net of related maturities, in the same prior-year period. Purchases of property and equipment during the six months ended June 30, 2010 and 2009 amounted to $3.4 million and $0.1 million, respectively. Capital expenditures in the current-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures in the current-year period consisted primarily of costs to support the Company’s information technology infrastructure related requirements.

Financing activities generated net cash of $0.5 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. Financing activities in each period consisted primarily of proceeds from stock option exercises.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management made no changes to the Company’s critical accounting policies during the six months ended June 30, 2010.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the six months ended June 30, 2010.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, Robert M. Wolf, have evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: August 6, 2010	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Robert M. Wolf
Robert M. Wolf
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)