Form 10-Q
period 2010-09-30
RIMAGE CORP
filed 2010-11-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Common Stock outstanding at October 31, 2010 -- 9,559,733 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$96,879	$72,507
Marketable securities	9,682	28,581
Receivables, net of allowance for doubtful accounts and sales returns of $328 and $327, respectively	14,412	13,732
Inventories	5,600	4,123
Prepaid expenses and other current assets	942	1,271
Deferred income taxes - current	566	546
Total current assets	128,081	120,760
Marketable securities - non-current	6,716	9,037
Property and equipment, net	7,837	7,855
Deferred income taxes - non-current	2,438	2,630
Other assets - non-current	230	—
Total assets	$145,302	$140,282

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,889	$6,898
Accrued compensation	3,500	3,834
Other accrued expenses	719	911
Income taxes payable	50	222
Deferred income and customer deposits	6,092	5,706
Other current liabilities	57	18
Total current liabilities	16,307	17,589

Long-term liabilities:
Deferred income and customer deposits - non-current	1,437	2,452
Income taxes payable - non-current	205	213
Other non-current liabilities	66	79
Total long-term liabilities	1,708	2,744
Total liabilities	18,015	20,333

Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,551,087 and 9,471,885 respectively	96	94
Additional paid-in capital	42,269	40,296
Retained earnings	83,857	78,782
Accumulated other comprehensive income	507	777
Total Rimage stockholders’ equity	126,729	119,949
Noncontrolling interest	558	—
Total stockholders’ equity	127,287	119,949

Total liabilities and stockholders’ equity	$145,302	$140,282

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	$20,948	$19,731	$56,601	$52,224
Service	2,419	2,634	7,439	8,317
Total revenues	23,367	22,365	64,040	60,541
Cost of revenues:
Product	9,912	9,401	27,525	26,142
Service	1,763	1,867	5,536	5,549
Total cost of revenues	11,675	11,268	33,061	31,691
Gross profit	11,692	11,097	30,979	28,850
Operating expenses:
Research and development	1,796	1,514	4,654	4,990
Selling, general and administrative	6,412	5,009	18,709	15,499
Total operating expenses	8,208	6,523	23,363	20,489
Operating income	3,484	4,574	7,616	8,361
Other income (expense):
Interest, net	110	309	406	1,323
Realized gain on sale of marketable securities	—	—	—	278
Gain on currency exchange	38	5	6	47
Other, net	—	(4)	4	(5)
Total other income, net	148	310	416	1,643
Income before income taxes	3,632	4,884	8,032	10,004
Income tax expense	1,335	1,775	2,987	3,737
Net income	2,297	3,109	5,045	6,267
Net loss attributable to the noncontrolling interest	30	—	30	—
Net income attributable to Rimage	$2,327	$3,109	$5,075	$6,267

Net income per basic share	$0.24	$0.33	$0.53	$0.67

Net income per diluted share	$0.24	$0.33	$0.53	$0.66

Basic weighted average shares outstanding	9,559	9,376	9,522	9,364

Diluted weighted average shares outstanding	9,621	9,564	9,600	9,494

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,045	$6,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,445	897
Deferred income tax benefit	252	(305)
Gain on sale of marketable securities	—	(278)
Loss on disposal of property and equipment	5	2
Stock-based compensation	1,486	1,213
Excess tax benefits from stock-based compensation	(21)	—
Changes in operating assets and liabilities:
Receivables	(868)	(3,252)
Inventories	(1,480)	1,506
Prepaid income taxes/income taxes payable	(226)	659
Prepaid expenses and other current assets	124	991
Trade accounts payable	1,454	790
Accrued compensation	(203)	840
Other accrued expenses and other current liabilities	(321)	(28)
Deferred income and customer deposits	(646)	2,598

Net cash provided by operating activities	6,046	11,900

Cash flows from investing activities:
Purchases of marketable securities	—	(58,119)
Maturities and sales of marketable securities	21,013	43,460
Purchases of property and equipment	(3,817)	(208)

Net cash provided by (used in) investing activities	17,196	(14,867)

Cash flows from financing activities:
Contribution from noncontrolling interest	588	—
Principal payments on capital lease obligations	(14)	(19)
Excess tax benefits from stock-based compensation	21	—
Proceeds from stock option exercises	536	284

Net cash provided by financing activities	1,131	265

Effect of exchange rate changes on cash	(1)	142

Net increase (decrease) in cash and cash equivalents	24,372	(2,560)

Cash and cash equivalents, beginning of period	72,507	14,885

Cash and cash equivalents, end of period	$96,879	$12,325

Supplemental disclosures of net cash paid during the period for:
Income taxes	$3,014	$2,980

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD/DVD/Blu-ray discs with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany, Japan, and effective in the third quarter 2010, from its joint venture operation in China. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

shares to a total of 1,230,320 shares. At September 30, 2010, a total of 420,808 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

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

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $484,000 and $1,486,000 for the three and nine months ended September 30, 2010, respectively, compared to $413,000 and $1,212,000 for the comparable periods in 2009.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2010 and 2009:

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September,
	2010	2009

Expected life of options in years	4.75	4.75

Risk-free interest rate	1.6% - 2.65%	1.6% - 2.2%

Expected volatility	49.2% - 49.6%	48.5% - 49.7%

Expected dividend yield	0.0%	0.0%

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

Other information pertaining to stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Number of options granted	67	50	284	400
Fair value of options granted	$488	$352	$2,138	$2,503
Per share weighted average fair value of options granted	$7.23	$7.03	$7.52	$6.25
Total fair value of stock options vested	$84	$—	$1,053	$949
Total intrinsic value of stock options exercised	$—	$—	$528	$151
Total intrinsic value of stock options outstanding	$1,676	$3,163	$1,676	$3,163

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash received from the exercise of stock options was $536,000 and $284,000 for the nine months ended September 30, 2010 and 2009, respectively. The exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net non-deductible income tax impact of $48,000 and $70,000 during the nine months ended September 30, 2010 and 2009, respectively. The income tax impact was recorded as a reduction to additional paid-in capital.

(3)	Accounting for Uncertainty in Income Taxes

Gross unrecognized tax benefits recorded under the guidance of the Income Taxes Topic of the Codification as of September 30, 2010 and December 31, 2009 totaled $350,000 and $364,000, respectively (excluding interest and penalties). Changes in gross unrecognized tax benefits during the nine months ended September 30, 2010 consisted primarily of a net increase of $16,000 for tax positions taken in the current year and a net decrease of $29,000 for tax positions taken in prior years. Included in the balance of unrecognized tax benefits at September 30, 2010 are potential benefits of $143,000 that if recognized, would affect the effective tax rate. The difference between this amount and the corresponding amount of gross unrecognized tax benefits relates primarily to deferred federal benefits of uncertain tax positions. The Company made no other material adjustments to its unrecognized tax benefits during the nine months ended September 30, 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $42,000 and $36,000 on a gross basis at September 30, 2010 and December 31, 2009, respectively, and are excluded from the gross amounts of unrecognized tax benefits reflected above.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2010, the Company was no longer subject to income tax examinations for taxable years before 2007 and 2005 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2005 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

(4)	Marketable Securities

Marketable securities consist primarily of U.S. treasury bills, money market securities, municipal securities, corporate securities and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the consolidated balance sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to 36 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at September 30, 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(5)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Finished goods and demonstration equipment	$1,794	$1,425
Purchased parts and subassemblies	3,806	2,698
	$5,600	$4,123

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$2,327	$3,109	$5,075	$6,267
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	690	298	(144)	128
Change in net unrealized gain on marketable securities, net of taxes	(26)	(57)	(126)	(282)
Total comprehensive income	$2,991	$3,350	$4,805	$6,113

(7)	Derivatives

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

As of September 30, 2010, the Company had eight outstanding foreign exchange contracts with a notional amount totaling approximately $684,000. These contracts mature during 2010 and bear exchange rates ranging from 1.2608 and 1.3635 U.S. Dollars per Euro. As of September 30, 2010, the fair value of foreign exchange contracts resulted in a net loss position of $39,000, which is recorded in other current liabilities.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Nine Months Ended September 30,
Derivative Instrument	Location	2010	2009

Foreign Exchange Contracts	Gain (loss) on currency exchange	$(115)	$217

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of September 30, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	September 30, 2010	Location	September 30, 2010

Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$(39)

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

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2010:

		Fair Value Measurements Using
(in thousands)	Total Carrying Value at September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$16,398	$—	$16,398	$—
Foreign currency forward exchange contracts	$(39)	$—	$(39)	$—

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

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program is funded from cash on hand and may be discontinued at any time. During the nine months ended September 30, 2010, the Company did not repurchase any shares of its common stock, and 422,917 shares remained available for repurchase under the authorizations as of September 30, 2010. Effective October 2010, the Company’s Board approved the continuation of common stock repurchases under the current authorization, and the Company repurchased less than $350,000 of its common stock during the fourth quarter prior to the filing of this Form 10-Q.

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

Revenue for product sales is recognized upon shipment and transfer of risk of loss. Revenue associated with separately-priced maintenance agreements and installation services, however, is deferred until earned. Installation revenue is recognized upon successful completion of the service. In an arrangement including equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

prices for the equipment and installation service.

While the Company’s sales arrangements have not historically been within the scope of software revenue recognition guidance, the Company has elected to adopt the new guidance under ASU No. 2009-14 to facilitate application to potential future sales arrangements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU in the first quarter of 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which will be effective for the Company in the first quarter of 2011. No transfers of assets or liabilities into or out of Level 1 or 2 of the fair value hierarchy occurred or were required during the nine months ended September 30, 2010. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,188,000 and 1,121,000 for the three and nine months ended September 30, 2010, respectively, and weighted average common shares of 709,000 and 732,000 for the three and nine months ended September 30, 2009, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Shares outstanding at end of period	9,551	9,380	9,551	9,380

Basic weighted average shares outstanding	9,559	9,376	9,522	9,364

Dilutive effect of stock options/restricted stock units	62	188	78	130
Total diluted weighted average shares outstanding	9,621	9,564	9,600	9,494

Net income attributable to Rimage	$2,327	$3,109	$5,075	$6,267

Basic net income per common share	$0.24	$0.33	$0.53	$0.67

Diluted net income per common share	$0.24	$0.33	$0.53	$0.66

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(13)	Consolidation of Joint Venture Entity and Noncontrolling Interest

In mid August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. RIT will deploy a complete digital publishing solution for medical imaging in hospitals in China. The initial capitalization of RIT consisted of $1,200,000 in cash, of which Rimage invested $612,000 for a 51% interest, and Taiwan Electronic Data Processing (“TEDPC”), a Taiwanese software provider in the healthcare solutions market, invested $588,000 for the remaining 49% interest.

RIT will purchase digital publishing systems from Rimage and a license for medical disc system software source code from TEDPC, and integrate the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $600,000 over the first three years of operations for the licensing of the software source code. Ownership of the source code and associated intellectual property will be transferred to RIT by TEDPC when the minimum payment has been fulfilled.

The key operating decisions of the entity are subject to simple majority approval of the Board of Directors of RIT, and Rimage has majority representation on the Board. Given Rimage’s control over the operations of RIT and its majority voting interest, the Company consolidates the financial statements of RIT with its consolidated financial statements, with the equity and earnings (loss) attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income.

During the three and nine months ended September 30, 2010, RIT earned no revenues and incurred a net loss of approximately $60,000, of which approximately $30,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity as of September 30, 2010 included $558,000 attributable to the noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues	100.0	100.0	4.5	100.0	100.0	5.8
Cost of revenues	(50.0)	(50.4)	3.6	(51.6)	(52.3)	4.3
Gross profit	50.0	49.6	5.4	48.4	47.7	7.4
Operating expenses:
Research and development	(7.7)	(6.8)	18.6	(7.3)	(8.2)	(6.7)
Selling, general and administrative	(27.4)	(22.3)	28.0	(29.2)	(25.7)	20.7
Operating income	14.9	20.5	(23.8)	11.9	13.8	(8.9)
Other income, net	0.6	1.3	(52.3)	0.7	2.7	(74.7)
Income before income taxes	15.5	21.8	(25.6)	12.6	16.5	(19.7)
Income tax expense	(5.7)	(7.9)	(24.8)	(4.7)	(6.1)	(20.1)
Net income	9.8	13.9	(26.1)	7.9	10.4	(19.5)
Less noncontrolling interest	0.1	—	—	—	—	—
Net income attributable to Rimage	9.9	13.9	(25.2)	7.9	10.4	(19.0)

Overview

Rimage develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD/DVD/Blu-ray discs with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany, Japan, and effective in the third quarter 2010, from its joint venture operation in China. The Company also distributes related consumables for use with its systems, consisting of ribbons, ink cartridges, Rimage-branded blank CD-R, DVD-R and Blu-ray media, or media kits, which combine these items for the customer’s convenience. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in markets and applications such as digital photography, medical imaging, business services, law enforcement and video workflows. As Rimage’s sales within North America and Europe have averaged 92% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 56% and 61% of its consolidated revenues during the nine months ended September 30, 2010 and 2009, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

As part of its plan to improve the efficiency of its sales channels, effective April 1, 2010, Rimage discontinued its distributor relationships with distributors in the United States, Germany, and the United Kingdom, and now sells products in these regions to end-user customers primarily through value-added resellers or other strategic partners, and also directly to select accounts through its own sales force.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In mid-August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. The Chinese healthcare system’s transition from medical film to optical disc for distribution of patient imaging related information is expected to drive growth in the digital medical imaging market in China. As part of the Company’s strategy to participate in this growth opportunity, RIT will deploy a complete digital publishing solution for medical imaging in hospitals in China.

The initial capitalization of RIT consisted of $1,200,000 in cash, of which Rimage invested $612,000 for a 51% interest, and Taiwan Electronic Data Processing (“TEDPC”), a Taiwanese software provider in the healthcare solutions market, invested $588,000 for the remaining 49% interest. The Company consolidates the financial statements of RIT with its consolidated financial statements, with the equity and earnings (loss) attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the three and nine months ended September 30, 2010, RIT earned no revenues and incurred a net loss of approximately $60,000, of which approximately $30,000 was attributed to the noncontrolling interest. Consolidated stockholder’s equity as of September 30, 2010 included $558,000 attributable to the noncontrolling interest.

Results of Operations

Revenues. Total revenues increased 4% and 6% to $23.4 million and $64.0 million for the three and nine months ended September 30, 2010, respectively, from $22.4 million and $60.5 million for the respective prior-year periods. The increase in total revenues between periods reflects a $1.2 million and $4.4 million increase in product revenues for the three and nine months ended September 30, 2010, respectively, partially offset by a $0.2 million and $0.9 million decline in service-related revenues in each respective period. The increase in product revenues resulted from a $1.8 million and $5.0 million rise in sales of equipment for the three and nine months ended September 30, 2010, respectively, partially offset by a $0.6 million reduction in sales of consumable products in each respective period.

The overall increase in equipment sales in the current-year periods was primarily impacted by growth in retail equipment sales, driven by sales of $2.7 million in the third quarter and $5.6 million year to date under a multi-system sales agreement obtained in the second quarter with a retail customer. Also contributing to the revenue growth in the current-year periods were increased sales to federal government agencies, driven by sales of the Company’s new surveillance systems. These gains were partially offset by decreases in equipment sales in the Company’s European markets, impacted unfavorably by foreign currency fluctuations and reduced sales to medical OEM and channel partners. The decline in sales of consumable products in the current-year periods consisted of a reduced volume of ribbon and ink cartridge sales amounting to $0.8 million in the third quarter and $0.7 million in the year-to-date period, partially offset by increased sales of media and media kits of $0.2 million and $0.1 million in each respective period. Reduced utilization by end-user customers of the Company’s installed base of digital publishing systems in its U.S. and European markets impacted the reduction in ribbon and ink-cartridge sales. The decline in service-related revenues in both current-year periods was primarily impacted by the timing and amount of maintenance contract renewals resulting in the recognition of a reduced level of maintenance contract revenues.

Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 51% and 56% of total revenues for the three and nine months ended September 30, 2010,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respectively, compared to 57% and 61% in the same prior-year periods. Sales of Producer and Professional Series product line equipment comprised 45% and 40% of total revenues in the current-year’s third quarter and year-to-date periods, respectively, compared to 37% and 33% for the comparable periods in 2009. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 4% of revenues for the three and nine months ended September 30, 2010, compared to 6% in the respective prior-year periods.

International sales decreased 10% and 6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods last year, and comprised 30% and 36% of total sales, compared to 35% and 40% in the same prior-year periods. The decline in international sales was driven by a 17% and 12% reduction in sales in the Company’s European market for the three and nine months ended September 30, 2010, respectively. Sales in the Company’s Asian markets were down 2% in the third quarter and rose 18% in the year-to-date period, compared to the prior year’s comparable periods. The current-period reductions in sales in the Company’s European markets were the result of a general decline in product sales and the impact of foreign currency fluctuations, which reduced European sales by approximately 10% and 4% for the third quarter and year-to-date periods, respectively. In the aggregate, currency fluctuations reduced reported consolidated revenues for the three and nine months ended September 30, 2010 by 2% and 1%, respectively.

Future revenues will be dependent upon many factors, including the effectiveness of changes that occurred effective April 1, 2010 to improve the efficiency of the Company’s sales channels, described in the “Overview” section above, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the performance of the Company’s channel partners, the timing of new product introductions, the timing of customer orders and related product deliveries, the rate of adoption of other new applications for the Company’s products in its targeted markets, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 50.0% and 48.4% for the three and nine months ended September 30, 2010, compared to 49.6% and 47.7% for same periods in 2009. Gross profit as a percentage of total revenues for both current-year periods was favorably impacted by a higher concentration of Producer and Professional Series product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Margins in both current-year periods were also favorably impacted by sales of the Company’s new surveillance systems, which contain a higher relative content of embedded software, and resulting higher margins. Additionally, margins benefitted from increased selling prices in the second and third quarters for product sales in the U.S. channel market, reflecting the impact of removing distributors from the Company’s U.S. sales distribution model effective April 1, 2010.

Partially offsetting the favorable impact of the above on gross profit as a percentage of revenue was the impact of foreign currency fluctuations which reduced reported revenues for the Company’s European operations to a greater degree than associated costs of revenue. Further, an increased volume and concentration of sales in the U.S. retail market segment, which generally carry lower selling prices, and a price reduction on sales of 8100N systems, the high-end of the Producer product line, resulted in an aggregate reduction in average selling prices for Producer and Professional Series equipment in the current-year periods, producing an unfavorable impact on equipment margins. Additionally, margins for the current year-to-date period were unfavorably impacted by a reduction in service-related revenues, impacted by the timing and amount of maintenance contract renewals, while

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

associated service support costs remained stable, primarily resulting from continued investments to strengthen the service support infrastructure of the Company’s international subsidiaries.

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

Operating expenses. Research and development expenses totaled $1.8 million and $4.7 million for the three and nine months ended September 30, 2010, respectively, representing 8% and 7% of revenues for each respective period. Expenses for the same prior-year periods totaled $1.5 million and $5.0 million, representing 7% and 8% of revenues, respectively. Expenses in the prior-year periods reflect costs incurred as part of a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010. The Company incurred a lower level of expenses in the current year-to-date period as a result of the timing of activities associated with new product development projects scheduled for 2010. The expense growth in the current period’s third quarter was driven by increased compensation costs associated with late 2009 and 2010 personnel additions, coupled with increased spending on a new online publishing solution under development. Rimage anticipates expenditures in research and development in the fourth quarter 2010 will increase approximately 10% from the third quarter level.

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 amounted to $6.4 million and $18.7 million, respectively, or 27% and 29% of revenues, compared to expenses in the same prior-year periods of $5.0 million and $15.5 million, respectively, or 22% and 26% of revenues. The rise in expenses in both current-year periods primarily reflects the impact of investments made to strengthen the Company’s core business and implement its growth strategy, including increased compensation-related costs from personnel additions, new hire recruiting costs, legal expenses associated with new business initiatives, travel expenses, promotional programs, increased equity compensation costs and expenses associated with the Company’s majority-owned joint venture established in China in the third quarter. Additionally, the Company incurred expenses in the current-year periods for the implementation of an enhanced sales order processing system to support the changes made effective April 1, 2010 in its sales distribution model, as well as the initiation of a project to further develop the reporting capabilities of its enterprise resource planning system. Expenses in the current-year periods also included one-time separation costs of approximately $0.3 million associated with the departure of an executive officer in the third quarter. As a result of a workforce reduction implemented in the fourth quarter of 2010, expenses in the fourth quarter will include additional one-time separation costs. As such, Rimage anticipates expenditures for selling, general and administrative activities in the fourth quarter to be comparable to third quarter 2010 expense levels.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, compared to $0.3 million and $1.3 million for the same prior-year periods. The reduction in interest income in the current-year periods was the result of a decline in average effective yields relative to the same prior-year periods. This resulted from the Company’s change to a more conservative investment strategy as well as an environment of generally lower interest rates. Partially offsetting the impact of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reduction in interest rates was a $5.1 million and $10.1 million increase in average cash equivalent and marketable securities balances for the three and nine months ended September 30, 2010 compared to the same periods in the prior year. Other income for the nine months ended September 30, 2009 includes the Company’s recognition in the second quarter 2009 of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. Other income for the three and nine months ended September 30, 2010 also included net gains on foreign currency transactions of $38,000 and $6,000, respectively, compared to net gains of $5,000 and $47,000 for the same periods in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2010 amounted to $1.3 million and $3.0 million, respectively, or 36.8% and 37.2% of income before taxes in each respective period. Income tax expense for the three and nine months ended September 30, 2009 was $1.8 million and $3.7 million, or 36.3% and 37.4% of income before taxes in each respective period. The effective tax rate for the current-year periods was favorably affected by a shift in the mix of projected pre-tax earnings between the U.S. and the Company’s Japanese subsidiary, an increased benefit from the Section 199 deduction, impacted by an increase in the rate applied to excludable production activities income from 6% to 9% effective January 1, 2010 and a reduction in state income tax expense due primarily to a reduction in apportionment factors in certain states. Unfavorably impacting the effective tax rate for both current-year periods was the impact of a significantly reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income and the expiration of the federal research credit effective January 1, 2010, resulting in no tax benefit in the current periods.

Net income / net income per share. Resulting net income attributable to Rimage for the three and nine months ended September 30, 2010 was $2.3 million and $5.1 million, respectively, or 10% and 8% of revenues for the respective periods. Comparable amounts for the three and nine months ended September 30, 2009 were $3.1 million and $6.3 million, respectively, or 14% and 10% of revenues, respectively. Related net income per diluted share amounts were $0.24 and $0.53 for the three and nine months ended September 30, 2010, respectively, compared to $0.33 and $0.66 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds. Prior to July 1, 2010, the Company had a credit agreement which allowed for advances under an unsecured revolving loan up to a maximum advance of $10 million. The credit agreement expired in accordance with its terms effective July 1, 2010, and is not expected to be renewed in the near term.

At September 30, 2010, the Company had working capital of $112 million, up $8.6 million from working capital reported at December 31, 2009. The increase was primarily the result of the impact of a non-cash change in the classification of $2.3 million of marketable securities from non-current as of December 31, 2009 to current as of September 30, 2010, net income adjusted for non-cash items of $8.2 million, a contribution of $0.6 million from the noncontrolling interest in the Company’s joint venture in China and proceeds from stock option exercises of $0.5 million, partially offset by the use of $3.8 million of cash to purchase property and equipment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares, if any, using cash on hand. During the three and nine months ended September 30, 2010, the Company did not repurchase any shares of its common stock, and 422,917 shares remained available for repurchase under the authorizations as of September 30, 2010. Effective October 2010, the Company’s Board approved the continuation of common stock repurchases under the current authorization, and the Company repurchased less than $350,000 of its common stock during the fourth quarter prior to the filing of this Form 10-Q. The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $6.0 million for the nine months ended September 30, 2010, compared to $11.9 million in the same prior-year period. The $5.9 million decrease in cash generated from operating activities resulted from changes in operating assets and liabilities producing a $2.2 million net use of cash for the nine months ended September 30, 2010, compared to a $4.1 million net increase in cash for the same period in 2009, partially offset by a $0.4 million increase in net income adjusted for non-cash items in the current-year period. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were unfavorable changes of $3.0 million in inventories, $3.2 million in deferred income, $1.8 million in the aggregate amount of prepaid expenses and income taxes payable, and $0.7 million in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses, partially offset by a $2.4 million smaller increase in receivables. The change in inventories resulted from a $1.5 million increase in the current year-to-date period, compared to a $1.5 million decline in the prior year, impacted by a change in the Company’s sales model effective April 1, 2010 under which it sells products to end-user customers through value-added resellers instead of through distributors in major markets, requiring increased inventory levels. The change in deferred income resulted from a $0.6 million decrease in the current year-to-date period, compared to a $2.6 million increase in the same prior-year period, resulting from a lower volume of maintenance contract renewals in 2010 compared to the prior year. The unfavorable change in prepaid expenses and income taxes payable was impacted primarily by the amount and timing of payments for estimated income taxes, value added taxes and prepaid maintenance contracts. The unfavorable change in the aggregate amount of trade accounts payable, accrued compensation and accrued expenses resulted primarily from increased payments in the current-year period for annual incentive bonuses to employees for calendar year 2009 performance and expenditures for property and equipment, partially offset by a higher level of inventory purchases and accrued development expenses remaining in accounts payable at the end of the period. The smaller increase in receivables in the current-year period was primarily impacted by a smaller increase in sales in the last two months of third quarter 2010 from the last two months in 2009 compared to the change in same prior-year periods.

Investing activities provided net cash of $17.2 million for the nine months ended September 30, 2010, compared to a net use of cash of $14.9 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $21.0 million in maturities of marketable securities during the nine months ended September 30, 2010, compared to $14.7 million in purchases of marketable securities, net of related maturities, in the same prior-year period. Purchases of property and equipment during the nine months ended September 30, 2010 and 2009 amounted to $3.8 million and $0.2 million, respectively. Capital expenditures in the current-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures in the current-year period

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

consisted primarily of costs to support the Company’s information technology infrastructure related requirements.

Financing activities generated net cash of $1.1 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in the current period was primarily due to a $0.6 million contribution from the noncontrolling interest in the Company’s majority-owned joint venture established in China in the third quarter and increased proceeds from stock option exercises of approximately $0.3 million.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, effective January 1, 2010, the Company adopted two new revenue recognition standards described in Note 10, “Recently Issued Accounting Standards,” which further augment the polices described in the Company’s Form 10-K. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2010.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s consolidated financial statements for the nine months ended September 30, 2010.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 92% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the Company’s ability to maintain adequate inventory of products; the Company’s reliance on single source suppliers; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen and Chinese Yuan to the U.S. dollar as the financial position and operating results of the Company’s German subsidiary, Rimage Europe GmbH, its Japanese subsidiary, Rimage Japan Co., Ltd. and its majority-owned Chinese joint venture, Rimage Information Technology (Shanghai) Co., Ltd. are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of September 30, 2010. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a) The following exhibits are included herein:

	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

	32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: November 8, 2010	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)