Form 10-K
period 2010-12-31
RIMAGE CORP
filed 2011-03-14
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐ Accelerated Filer ☒

Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $126,600,000.

As of February 28, 2011, 9,484,272 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information

PART I

ITEM 1.	BUSINESS

General

Rimage Corporation (“Rimage” or the “Company”) is a leading provider of high-performance workflow-integrated digital publishing systems that are used by businesses to produce recordable CD, DVD and Blu-ray Discs™ with customized content and durable disc labeling. Rimage’s publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its digital publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including digital photography; medical imaging; business services; video workflows and law enforcement, including surveillance and evidence management.

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

The market for Rimage’s core disc publishing products is mature and technology substitution is occurring. For this reason, Rimage launched a multi-year process in 2009 aimed at transforming Rimage into a higher-performing business. Rimage’s comprehensive strategy involves strengthening its core disc publishing business; generating new revenue streams by leveraging its core capabilities and transitioning from a hardware supplier into a provider of total solutions; and identifying and investing in future opportunities in adjacent markets with strong growth potential. As part of its growth strategy, in 2010 Rimage began investing in the development of a solution that provides virtual publishing of digital content to help address the needs of customers exploring this technology as an alternative to optical disc publishing.

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

The principal benefits to users of Rimage’s products include unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of Rimage’s marketing and development strategy is to retain customers over time. Rimage provides users with a path for future product upgrades to obtain improved products or products with additional capabilities, such as drives that will accommodate new media types, drives with faster recording speeds and opportunities to upgrade to improved printing technologies. Rimage also focuses on providing customers whose products have reached the end of their useful lives a migration path to a new Rimage solution. Rimage has made a long-term commitment to its customers by providing maintenance service contracts, replacement parts and repair services for current as well as past products.

Sales of Rimage’s publishing systems comprised 46%, 40%, and 39% of its revenue from operations during 2010, 2009 and 2008, respectively. Rimage’s other major sources of revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank recordable CD, DVD and Blu-ray media), parts and maintenance contracts.

Rimage’s traditional digital disc publishing systems are divided into three primary product lines: the Producer line of equipment for higher volume requirements for production of recordable CD, DVD or Blu-ray media; the Professional line of equipment for front office production of recordable CD, DVD or Blu-ray media; and the Desktop line of lower-cost products for office and other desktop applications. The Producer line of hardware products continues to generate a significant portion of Rimage’s revenue, comprising 17% of total revenues during 2010 at $15.3 million, 21% during 2009 at $17.5 million and 22% during 2008 at $20.3 million. The Professional line of hardware products contributed 25% of total revenues in 2010 at $21.9 million, 12% in 2009 at $10.4 million and 11% in 2008 at $10.0 million. The Desktop line of hardware products contributed 4% of total revenues in 2010 at $3.6 million, 6% of total revenues in 2009 at $5.1 million and 6% in 2008 at $5.8 million. The balance of revenue in each year was generated through sale of Rimage-branded blank recordable CD, DVD and Blu-ray media, ribbons, ink cartridges, parts, repair services and maintenance contracts. These recurring revenues comprised 54% of total revenues during 2010 at $47.9 million, 60% of total revenues during 2009 at $50.3 million and 61% during 2008 at $55.3 million. The decrease in recurring revenues has been driven mainly by customers’ use of alternative technologies and the economic downturn, which have compressed demand for many products including the CD, DVD, and Blu-ray media products created by Rimage customers.

In 2010, Rimage rationalized its Producer, Professional and Desktop product lines, reducing the number of product models sold from 27 to 13, and replacing some older models in the Professional line with new technologies. In addition to fortifying its traditional digital disc publishing platform, Rimage has started to invest in the development of a virtual publishing solution to provide its customers a full digital publishing portfolio.

The Producer III Series. The Producer III Series of digital disc publishing systems, introduced in 2006, represent the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD, DVD and Blu-ray discs with digital content. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or Blu-ray media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components.

In 2010, Rimage reduced its Producer line of products from seven to three basic configurations in order to simplify operations and reduce costs while continuing to meet the varying needs of its commercial customers. The Rimage 8100N system, part of the Producer III Series of publishing systems introduced in 2006, provides industry leading speed and throughput for on-demand production of CD, DVD or Blu-ray discs with digital content. The Rimage 8100N system utilizes up to four simultaneous data streams and four recorders and provides for a capacity of 300 discs. The Rimage 7100N system, also part of the Producer III Series, has two recorders. The Rimage 6100N system, introduced in 2008 as an expansion of the Producer III Series, has a single recorder. All Rimage Producer systems are network-attached, have a control center embedded inside the unit and are available with either Rimage’s Everest or Prism printers. The Producer line also includes AutoPrinter systems, which incorporate either an Everest or Prism printer. List prices for the Producer line of publishing systems currently range from $14,950 to $37,950.

The Everest printer was developed to meet customer needs for an on-demand, direct-to-disc printer that prints color and monochrome disc labels with quality similar to offset and silkscreen printing systems. The Everest printer produces images on recordable CD, DVD and Blu-ray media that are indelible and cover the full surface of the media. The Everest printer sold with the Producer product line enables users to print on discs with 600 dpi print resolution, while the Everest printer sold with the Professional Series line of systems (discussed below) provides 400 dpi print resolution. Both provide for the printing of photo quality images and clear, crisp text. Rimage’s Prism printer provides high-speed, laser quality monochrome and spot color printing on standard recordable CD and DVD media for in-house, customized printing.

The Professional Series. The Company augmented its Producer product line with the introduction of the Professional Series line of digital disc publishing systems in 2007. The Professional Series systems are compact, network-attached publishing systems that feature an Everest printer and a small footprint. Rimage introduced two new digital publishing systems to its Professional Series line of products effective March 1, 2010. The Rimage Professional Series 5400N and Rimage Professional Series 3400 offer an entry point for on-demand disc publishing. Both systems utilize two recorders, three input bins and an Everest printer. The Rimage Professional Series 5400N has a control center embedded inside the unit, while the Rimage Professional Series 3400 does not contain an embedded control center. The Professional Series 5400N and 3400 line of systems replaced the 5300N and 5100N, which were removed from general availability in October 2010. List prices for the Professional Series 5400N and 3400 currently range from $6,950 to $15,950.

The Producer and Professional Series products are sold as standalone systems for disc publishing, and are also sold in combination with application-specific hardware and software to provide an integrated solution to address specific needs in vertical markets, including but not limited to law enforcement, video workflows and medical imaging. The Company launched the following solutions-based systems in 2010 to address the needs of some of these new applications:

•	The Rimage Evidence Disc System was launched in April 2010. It automates the digital forensic analysis of optical disc evidence for criminal investigators.
•	The Rimage Surveillance System was launched in May 2010 to streamline digital video surveillance archiving and distribution using DVD and/or Blu-ray Discs.
•	The Rimage Disc Copy Station was launched in October 2010. It makes near-perfect copies of optical discs with a simple user process, similar in complexity to making paper copies with a paper printer.
•

A complete disc publishing solution for medical imaging in Chinese hospitals was launched with the establishment in August 2010 of a majority-owned joint venture operation in China. This solution enables the transition from analog film to optical technology for distribution of patient imaging related information.

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

Marketing and Distribution

Rimage’s channel partners, primarily consisting of value-added resellers, other strategic partners and distributors, currently generate the majority of the Company’s sales. Until March 31, 2010, Rimage utilized the following principal means of distributing its products: A two-tier distribution channel of distributors to value-added resellers in Europe, the U.S. and Latin America; a distributor or OEM to end-user distribution channel in Asia Pacific, some areas in Europe and some U.S. market applications; and direct sales to select accounts using its own sales force. On April 1, 2010, Rimage terminated its relationships with distributors in the United States, Germany, and the United Kingdom. The termination of these distributors is part of the Company’s plan to improve the efficiency of its sales channels. Following termination of the distributors, the Company sells products in these regions to end-user customers primarily through value-added resellers or other strategic partners, as well as to select accounts directly through its own sales force.

Rimage has historically focused its sales and marketing efforts on high-volume recordable CD, DVD and Blu-ray disc publishing solutions in such areas as banking and finance, wholesale photo processing labs, medical imaging, and retail photography. Rimage plans to continue to expand its position in some of these markets while also focusing on marketing new solutions for applications with high-growth potential in business services, video workflows and law enforcement; including surveillance and evidence management. The Company’s sales and marketing organization is focused on penetrating these targeted markets and strengthening marketing support for new products with more intensive web-based marketing and selling activities.

Sales to one of the Company’s strategic partners represented 18%, 11% and 10% of revenues during 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, Rimage derived 4%, 18% and 15% of its respective revenues from one of its distributors, and derived 3%, 10% and 11% of its revenues from a second distributor during the same respective periods. The agreement governing these sales is the Company’s standard distributor agreement (in the case of the distributors) or standard form of purchase order (in the case of the strategic partner).

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, and effective in the third quarter 2010, through its majority-owned joint venture in China. Foreign sales constituted approximately 35% of Rimage’s revenues for the year ended December 31, 2010, 41% for the year ended December 31, 2009 and 42% of revenues for the year ended December 31, 2008.

Competition

Technology substitution is expected to be the primary competitive force impacting the disc publishing business over the next several years. Rimage competes with online distribution, cloud transport and alternative technologies in the storage media industry, such as high capacity hard drives, tape drives and flash memory. Rimage believes that within its targeted markets its technology has advantages over certain other technologies in terms of usability, reliability, performance, security and cost.

Additionally, within the on-demand disc publishing market, Rimage competes with a number of manufacturers of CD-R/DVD-R/Blu-ray production equipment and related products. Primary competitors of the Company currently include Primera Technology, Inc., Teac, Microtech Systems, Inc. and Seiko Epson Corporation. Rimage is able to compete effectively in the sale of disc publishing systems because of technological leadership in automated solutions and its early start within the CD-R/DVD-R digital content publishing industry. Rimage believes that its quality printing capabilities for recordable CD, DVD and Blu-ray media, its transporter mechanisms, its software, its serviceability and its integration tools differentiate its products from those of competitors.

Manufacturing

Rimage’s manufacturing operations consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage’s specifications. Rimage’s employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, Blu-ray recorders, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The Company depends upon a single-source supplier for its Everest printers and associated ribbons and, beginning in March 2010, its Rimage Professional Series 5400N and Rimage Professional Series 3400 systems. The Company currently purchases these products pursuant to its standard form of purchase order, submitted to the supplier from time to time as the products are needed.

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

Research and Development

At December 31, 2010, 32 full-time employees were involved in research and development at Rimage. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products and enhancements to existing products. In addition to investing in its core disc publishing products, Rimage began investing during 2010 in new technology to enable a virtual digital publishing solution for its customers. In addition, Rimage partners with third-parties to utilize their competencies in creating products to enhance its product offering.

The industries served by Rimage are subject to rapid technological changes. Other technologies, including online distribution, cloud transport and alternative data storage media, including high capacity hard drives, tape drives and flash memory, currently exist or are under development. All these forces may affect the usage of recordable CD, DVD and Blu-ray media. Rimage believes that it must continue to innovate and anticipate advances in the storage media and digital publishing industries in order to remain competitive.

Rimage’s expenditures for research and development were $6.5 million, $7.1 million and $5.3 million in 2010, 2009 and 2008, representing 7.3%, 8.6% and 5.7% of revenues, respectively. Rimage anticipates its expenditures in research and development in 2011 will increase relative the levels experienced during 2010 to support a sustained level of new product development initiatives and improve existing products.

Patents and Government Regulation

Rimage currently maintains 17 U.S. patents, 12 foreign patents and has three provisional patents filed and two utility patents pending in the U.S. In addition, Rimage has one foreign patent application which is also pending. Further, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products. In addition, Rimage has registered and may in the future register trademarks and other marks used in its business.

As the number of Rimage’s products increases and the functionality of those products expands, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Rimage’s products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Rimage’s proprietary rights and the rights of others. Any claim of infringement against Rimage could involve significant liabilities to third parties, could require Rimage to seek licenses from third parties and could prevent Rimage from manufacturing, selling or using its products.

The FCC requires some of Rimage’s equipment to meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Blu-ray Disc™ is a trademark of the Blu-ray Disc Association.

Employees

At December 31, 2010, Rimage had 189 full-time employees, of which 32 were involved in research and development, 69 in production, testing, repair and customer service, and 88 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Adverse economic conditions, particularly those affecting our customers, resellers and distributors, will harm our business.

Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in lower spending among customers in the industries we serve. Unfavorable economic conditions have also resulted and may continue to result in decreased sales to our resellers and distributors.

Further, we sell our products throughout the United States, as well as in several foreign countries to commercial and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.

Declining demand for our products would adversely affect our revenue. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new digital publishing platforms to sustain and grow our business.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, technology substitution is negatively impacting our revenues. Online distribution, cloud transport and alternative data storage media is available, including high capacity hard drives, tape drives and flash memory. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the digital content publishing industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our revenues will decline.

We may not be successful at implementing our virtual publishing growth strategy.

Although our growth strategy includes the development and commercialization of a virtual publishing solution designed to increase revenue and drive earnings growth, we cannot ensure that this growth strategy will be successful either in the short-term or in the long-term, or that this strategy will generate a positive return on our investment. Our virtual publishing solution is currently in the “proof of concept” stage, focusing on video staging, cloud transport, mobile delivery and security technologies. We expect to start beta testing during the first half of 2011, with the goal of launching a first-generation virtual publishing solution by late 2011. The virtual publishing solution is more software centric than our traditional core disc publishing and employs a SaaS (Software as a Service) model, which is a new business for us. We may not currently possess the proper skills to effectively develop and market this new publishing solution and related products or to achieve success in this new type of market.

We also intend to evaluate acquisition opportunities, including those that can augment and accelerate our technology development and go-to-market plans for the virtual publishing solution. We cannot ensure we can acquire suitable candidates on acceptable terms or that any acquired businesses, technologies or products will contribute to our revenue or earnings to any material extent. Further, we cannot ensure that we will be able to successfully integrate any businesses, technologies, or products that we might acquire in the future. Our failure to identity and acquire new businesses, technologies, or products, or to successfully integrate them into our operations could disrupt our business and have a material adverse effect on our business, results of operations and financial condition.

Our market is competitive and such competition may result in price reductions, lower gross profits and loss of market share.

The digital content publishing industry is becoming more competitive, and we face the potential for increased competition in developing and selling our publishing solutions in both the U.S. and in foreign markets. Our competitors may have or could develop or acquire significant marketing, financial, development and personnel resources. Our current primary competitors include Primera Technology, Inc., Teac America, Inc., Seiko Epson Corporation and Microtech Systems, Inc. To remain competitive, we believe that we must continue to provide:

•	Technologically advanced systems and solutions that anticipate and satisfy the demands of end-users;

•	Continuing advancements in our recordable CD, DVD and Blu-ray digital publishing systems;

•	Innovations in digital content publishing beyond CD, DVD and Blu-ray publishing systems;

•	A responsive and effective sales force;

•	A dependable and efficient sales distribution network;

•	Superior customer service; and

•	High levels of quality and reliability.

We cannot assure you that we will be able to compete successfully against our current or future competitors. The digital content publishing industry has increased visibility, which may lead to large, well-known, well-financed companies entering into this market. Increased competition from manufacturers of online solutions, systems or consumable supplies may result in price reductions, lower gross profit margins, increased discounts to customers and loss of market share, and could require increased spending by us on research and development, sales and marketing and customer support.

If our products fail to compete successfully with other existing publishing solutions or newly-developed products for the digital content publishing industries, our business will suffer.

The success of our products depends upon our end users choosing our digital publishing solutions for their content archiving and distribution needs. However, online distribution, cloud transport and alternative data storage media exist, such as high capacity hard drives, tape drives and flash memory. Further, new technologies and additional media are under development. If end users perceive any technology that is competing with ours as more reliable, higher performing, less expensive or having other advantages over our technology, the demand for our products could decrease. Additionally, some of our competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products. Competition from other publishing systems, online distribution or other storage media is likely to increase. If our products do not compete successfully with existing or new competitive products, our business will suffer.

We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 35% of our revenues for the year ended December 31, 2010, 41% of our revenues for the year ended December 31, 2009, and 42% for the year ended December 31, 2008. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

•	Foreign governments may impose tariffs, quotas and taxes;

•	The demand for our products will depend, in part, on local economic health;

•	Political and economic instability may reduce demand for our products;

•	Restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	Potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

•	Potential difficulties in managing our international operations;

•	The burden and cost of complying with a variety of foreign laws;

•	We may decide to price our products in foreign currency denominations;

•	Our contracts with foreign distributors and resellers cannot fully protect us against political and economic instability;

•	Potential challenges operating our new majority-owned China joint venture in an emerging market characterized by strict government controls and working effectively with our joint venture partner;

•	Potential difficulties in collecting receivables; and

•	We may not be able to control our international distributors’ efforts on our behalf.

The financial results of our German and Japanese subsidiaries and majority-owned Chinese joint venture are translated into U.S. dollars for consolidation with our overall financial results. Additionally, we hedge against currency fluctuations associated with foreign currency denominated transactions (principally the Euro) with Rimage Europe. Despite our hedging activity, currency translations and fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations may also increase the relative price of our product in foreign markets and thereby could also cause our products to become less affordable or less price competitive than those of foreign manufacturers. These risks associated with foreign operations may have a material adverse effect on our revenue from or costs associated with international sales.

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

Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, or may apply for and obtain patents that will prevent, limit or interfere with our ability to manufacture or market our products. Further, although we do not believe that any of our products infringe on the rights of others, third parties have claimed, and may claim in the future, that our products infringe on their rights, and these third parties may assert infringement claims against us in the future.

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

Products that provide integrated solutions and new publishing platforms are new businesses for us. There is a risk that we may not have the proper skills to be effective in selling these new products.

For sales that are made to customers through value-added resellers, distributors or other strategic partners, we depend on these businesses to provide effective sales and marketing support to our products. Our resellers and distributors are independent businesses that we do not control. Our agreements with resellers and distributors do not contain requirements that a certain percentage of such parties’ sales are of our products. Further, some of our channel partners are small organizations with limited capital, and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products, any of which could harm our business by reducing sales to customers.

A significant portion of our sales are made into applications that require our solutions to be integrated into a workflow that includes other equipment. The companies that make and sell this equipment are independent businesses that we do not control. Our integration and coordination with these companies is material to the effectiveness of our solutions. These companies may choose to take actions that impair the effectiveness of our products in customer workflows.

We believe that our future growth and success will depend upon the success of our sales and marketing efforts as well as those of our value-added resellers, distributors or other strategic partners.

If we do not maintain adequate inventories of component parts or finished goods, or if we fail to adequately forecast demand, the likely resulting delays in producing our publishing systems would damage our business.

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

We assemble our publishing systems using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including our Everest printers, DVD-R drives, Blu-ray drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts from third parties. Some of our subcontractors and suppliers are the sole source of these components and these third parties may also own technology and manufacturing know-how required to manufacture critical components. If any of our suppliers is unable to ship critical components, we would be unable to assemble and ship products to our resellers or end-user customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. We purchase these components pursuant to our standard form of purchase order, submitted to the supplier from time to time as the components are needed.

The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. For the majority of our critical components, we have identified alternative suppliers. We depend upon a single-source supplier for our Everest printers and associated ribbons, and beginning in March 2010, our Rimage Professional Series 5400N and Rimage Professional Series 3400 systems. This single-source supplier is located in Japan. An earthquake and accompanying tsunami struck the north-east area of Japan on March 11, 2011, causing significant damage in the surrounding region. A disruption in the supply of these products and systems from this supplier would adversely affect our results of operations. Also, for these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although we own the rights to the technology, if we were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to our specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if we obtain a new supplier for a component or product or use an alternative component in our product, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to end-users, distributors or resellers could be extended, and our costs associated with the change in product manufacturing could increase.

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

Our digital disc publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others, and we may incur additional expense designing for compatibility.

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

Unpredictable catastrophic events could have a material adverse effect on our business.

The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, tsunamis, floods and other catastrophes could adversely affect our financial condition or results of operations. The manufacturing facilities of many of our suppliers are concentrated in certain geographic locations in Asia. A flood, earthquake, tsunami or other disaster, condition or event that adversely affects any of these facilities, or disrupts cargo operations or freight lanes, would significantly affect our supply of components and products, which could impact our operating results by impairing our ability to timely and efficiently deliver our products.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

•	The number and mix of products sold in the quarter;

•	The timing of major development projects and market launch of new business platforms;

•	The availability and cost of components and materials;

•	Timing, costs and benefits of new product introductions;

•	Customer order size and shipment timing;

•	Seasonal factors affecting timing of purchase orders;

•	Promotions by ourselves or competitors, and the timing of the promotion;

•	The impact to the marketplace of competitive products and pricing; and

•	The timing and level of operating expenses; and

•	General economic and market conditions including market uncertainty.

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

Certain provisions of our Minnesota law, our bylaws and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

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

In July 2006, Rimage entered into a facility lease of approximately 18,200 square feet in Dietzenbach, Germany, used for service, sales and light assembly. The current term of the lease in Germany expires June 30, 2011, and monthly base rent is €14,833 (or approximately $20,000 U.S. dollars). Under a renewed lease agreement that becomes effective July 1, 2011, the Company will continue to lease approximately 13,000 square feet of the facility in Germany at a monthly base rent of €9,556 (or approximately $12,700) through June 30, 2014. In May 2008, the Company entered into a facility lease of 2,689 square feet in Tokyo, Japan, used for sales and service. The current term of the lease in Japan expires April 30, 2012, and monthly base rent is ¥ 1,685,441 (or approximately $19,000 U.S. dollars). In July 2010, the Company’s majority-owned joint venture in China initiated a facility lease of approximately 3,500 square feet in Shanghai, China, used for sales, service and engineering. The lease expires in June 2012, with monthly base rent of 36,518 Chinese Yuan Renminbi (approximately $5,500 U.S. dollars). Additionally, effective October 2010, the Company entered into a facility lease in Hyderabad, India for 4,781 square feet, used for software development and testing, with monthly base rent of 189,328 Indian Rupees (or approximately $4,200 U.S. dollars). The current term of the lease in India expires in October 2015.

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

	Low	High

Year 2010:
1st Quarter	$13.93	$17.75
2nd Quarter	$14.32	$17.89
3rd Quarter	$14.55	$17.46
4th Quarter	$14.00	$18.25
Year 2009:
1st Quarter	$11.14	$15.11
2nd Quarter	$12.58	$18.00
3rd Quarter	$14.97	$17.86
4th Quarter	$15.47	$19.38

Shareholders

As of February 17, 2011, there were 41 shareholders of record of Rimage’s common stock.

Dividends

To date, Rimage has not paid or declared any cash dividends on its common stock. The payment by Rimage of dividends on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Rimage’s continued earnings, financial condition, capital requirements and other relevant factors. On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized a dividend of $0.10 per share, payable on April 15, 2011 to shareholders of record as of March 31, 2011. The dividend issuance is expected to require a cash outlay of approximately $4.0 million on an annual basis.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding Rimage’s equity compensation plans in effect as of December 31, 2010. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders:	1,059,901	$18.25	456,083

Equity compensation plans not approved by shareholders (2):	200,000	$14.10	—
Total	1,259,901	$17.59	456,083

(1) Excludes shares of common stock listed in the first column.

(2) Consists of a non-qualified stock option grant to Sherman L. Black on April 1, 2009, the first day of his employment with Rimage. The stock option was granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as an “inducement award” pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on April 1, 2009, vests in four equal installments on each of the first four anniversaries of the date of grant, and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and is subject to a stock option plan and agreement entered into by and between the Company and Mr. Black dated April 1, 2009.

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

The following graph shows changes during the period from December 31, 2006 to December 31, 2010 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10

Nasdaq National Market Index	$100.00	$108.47	$52.27	$75.13	$89.17

Nasdaq Computer Manufacturer Stocks Index	$100.00	$146.29	$61.45	$134.97	$192.63

Rimage Corporation	$100.00	$99.81	$51.58	$66.69	$57.35

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).

Consolidated Statements of Income Information:

	Year ended December 31,
	2010	2009	2008	2007	2006
Revenues	$88,731	$83,227	$91,394	$108,874	$103,252
Cost of revenues	$45,221	$42,894	$51,731	$57,719	$56,014
Gross profit	$43,510	$40,333	$39,663	$51,155	$47,238
Operating expenses	$31,938	$29,087	$27,915	$30,274	$29,464
Operating income	$11,572	$11,246	$11,748	$20,881	$17,774
Other income, net	$524	$1,866	$2,711	$3,513	$2,684
Income tax expense	$4,494	$4,617	$5,028	$8,633	$7,374
Net income	$7,602	$8,495	$9,431	$15,761	$13,084
Loss attributable to noncontrolling interest	$98	$—	$—	$—	$—
Net income attributable to Rimage	$7,700	$8,495	$9,431	$15,761	$13,084

Basic net income per share	$0.81	$0.91	$0.99	$1.59	$1.33
Diluted net income per share	$0.80	$0.89	$0.97	$1.52	$1.26
Weighted average shares outstanding:
Basic	9,524	9,374	9,559	9,915	9,812
Diluted	9,596	9,507	9,729	10,371	10,356

Consolidated Balance Sheet Information:

	Balances as of December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$107,982	$72,507	$14,885	$7,416	$8,500
Marketable securities	$8,790	$28,581	$39,870	$51,605	$30,266
Receivables, net	$13,764	$13,732	$11,099	$14,447	$21,697
Inventories	$4,502	$4,123	$5,625	$8,075	$6,072
Current assets	$136,532	$120,760	$74,151	$84,771	$70,116
Property and equipment, net	$7,528	$7,855	$6,183	$3,206	$3,626
Marketable securities - non-current	$—	$9,037	$40,647	$35,201	$38,594
Total assets	$148,044	$140,282	$123,456	$125,096	$112,359
Current liabilities	$16,303	$17,589	$12,010	$17,882	$16,163
Long-term liabilities	$3,104	$2,744	$2,398	$2,153	$720
Stockholders’ equity	$128,637	$119,949	$109,048	$105,061	$95,476

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2010 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenues	100.0	100.0	100.0	6.6	(8.9)
Cost of revenues	(51.0)	(51.5)	(56.6)	5.4	(17.1)
Gross profit	49.0	48.5	43.4	7.9	1.7
Operating expenses:
Research and development	(7.3)	(8.6)	(5.7)	(8.9)	36.0
Selling, general and administrative	(28.7)	(26.4)	(24.8)	15.9	(3.2)
Operating income	13.0	13.5	12.9	2.9	(4.3)
Other income, net	0.6	2.2	2.9	(71.9)	(31.2)
Income before income taxes	13.6	15.7	15.8	(7.7)	(9.3)
Income tax expense	(5.0)	(5.5)	(5.5)	(2.7)	(8.2)
Net income	8.6	10.2	10.3	(10.5)	(9.9)
Noncontrolling interest	0.1	0.0	0.0	—	—
Net income attributable to Rimage	8.7	10.2	10.3	(9.4)	(9.9)

Overview

Rimage develops, manufactures and markets work-flow integrated digital publishing systems that are used by businesses to produce recordable CD, DVD and Blu-ray discs with customized digital content and durable disc labeling on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany and Japan, and effective in the third quarter 2010, from its joint venture operations in China. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in markets and applications such as digital photography, medical imaging, business services, video workflows and law enforcement, including surveillance and evidence management. As Rimage’s sales within North America and Europe have averaged 91% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues on the accompanying consolidated statements of income), as well as maintenance contracts, repair and installation services (included as Service revenues on the consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised approximately 54%, 60% and 61% of its consolidated revenues in 2010, 2009 and 2008, respectively. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

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

Results of Operations

Revenues. Total revenues were $88.7 million for 2010, reflecting a 7% increase from total revenues of $83.2 million in 2009, which declined 9% from total revenues of $91.4 million in 2008.

The $5.5 million growth in total revenues from 2009 to 2010 reflects a $6.5 million or 9% increase in product revenues, partially offset by a $1.0 million or 9% decrease in service revenues. The increase in product revenues resulted from a $7.9 million increase in equipment sales, partially offset by a $1.4 million reduction in sales of consumable products and parts. The overall increase in equipment sales in the current year was primarily impacted by $9.3 million in sales of Professional product line equipment under a multi-system sales agreement with a retail customer, as well as increased sales to federal government agencies, driven by sales of the Company’s new surveillance solutions. These gains were partially offset by decreases in equipment sales in the Company’s European markets, impacted unfavorably by foreign currency fluctuations and reduced sales to medical equipment manufacturers and channel partners. The decrease in consumable product sales included a $0.6 million decline in the volume of ribbon and ink cartridge sales and a $0.5 million reduction in media and media kit sales. Reduced utilization by end-user customers of the Company’s installed base of digital publishing systems in its U.S. and European markets impacted the reduction in sales of consumable products. The decline in service-related revenues in the current year was primarily impacted by the timing and amount of maintenance contract renewals resulting in the recognition of a reduced level of maintenance contract revenues. Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 54% of total revenues for the year ended December 31, 2010, compared to 60% in the prior-year period. Sales of Producer and Professional product line equipment comprised 17% and 25% of total revenues in 2010, respectively, compared to 21% and 12%, respectively, in the prior-year period. The higher volume and concentration of Professional product line equipment sales in 2010 resulted from strong sales of Rimage’s Professional Series 5400N and 3400 publishing systems, introduced by the Company in March 2010, including sales of the 5400N under the multi-system sales agreement with a retail customer described above. Remaining revenues in each year were generated by sales of Desktop product line equipment, representing 4% and 6% of revenues in 2010 and 2009, respectively.

The $8.2 million reduction in total revenues from 2008 to 2009 reflects a $9.6 million or 12% decrease in product revenues, partially offset by an increase in service revenues of $1.4 million or 17%. The decrease in product revenues resulted from a $6.5 million reduction in sales of consumable products and a $3.1 million reduction in sales of equipment. The decrease in consumable product sales consisted of a $3.7 million decline in the volume of ribbon and ink cartridge sales and a $2.8 million reduction in media and media kit sales. The decline in sales of consumable products from 2008 to 2009 was primarily attributable to a reduction in sales in the retail market segment of $4.0 million, impacted by the economy-related reductions in consumer demand and reduced utilization by end-user customers. Also contributing to the decrease in sales of consumable products from 2008 to 2009 was a $1.1 million reduction in sales to the Company’s U.S. channel partners. The overall decline in equipment sales from 2008 to 2009 was primarily impacted by a reduced volume of sales in the Company’s European market of $3.6 million, spurred by lower sales of Producer product line equipment and the impact of fluctuations in the Euro relative to the U.S. dollar. The reduction in equipment sales from 2008 to 2009 was also impacted by a shift in the distribution of sales to lower-end Producer and Professional product line equipment, which have lower average selling prices than higher-end Producer product line equipment. The partially offsetting growth in service revenues of $1.4 million was impacted by increased coverage of the Company’s installed base of systems with maintenance contracts, driven primarily by new and renewed maintenance contracts in the retail market segment. Recurring revenues comprised 60% of total revenues for the year ended December 31, 2009, compared to 61% in the prior-year period. Sales of Producer and Professional product line equipment comprised 21% and 12%, respectively, of total revenues in 2009, compared to 22% and 11%, respectively, in 2008. Remaining revenues in each year were generated by sales of Desktop product line equipment, representing 6% of revenues in 2009 and 2008.

International sales decreased 8% in 2010 from 2009 and comprised 35% of total sales, compared to 41% in 2009 and 42% in 2008. The decline in international sales in the current year was driven by a 13% reduction in sales in the Company’s European market, partially offset by sales growth in the Company’s Asian markets of 11%. The current-year reduction in sales in the Company’s European market was the result of a general decline in product sales and the impact of foreign currency fluctuations, which reduced European sales by approximately 5% in 2010. The European market, however, continued to generate the majority of international sales. In the aggregate, currency fluctuations affecting the Company’s European and Japanese operations decreased consolidated revenues by 1.1% in 2010 relative to 2009 and by 1.4% in 2009 relative to 2008.

Future revenues will be dependent upon many factors, including the effectiveness of changes that occurred effective April 1, 2010 to improve the efficiency of the Company’s sales channels, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the Company’s ability to successfully commercialize its virtual publishing solution currently under development, the timing of other new product introductions, the rate of adoption of new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of total revenues was 49.0% for the year ended December 31, 2010, compared to 48.5% and 43.4% for the years ended December 31, 2009, and 2008, respectively.

Gross profit as a percentage of total revenues in the current year benefitted from increased selling prices for consumables and certain equipment sales in the Company’s U.S. and major European channel markets, reflecting the impact of removing distributors from these markets effective April 1, 2010. Margins in the current year were also favorably impacted by a higher concentration of Producer and Professional Series product line equipment sales, which generally carry higher gross margins than Desktop product line equipment or recurring revenues. Additionally, margins in the current year were favorably impacted by sales of the Company’s new surveillance solutions which contain enhanced functionality and resulting higher margins.

Partially offsetting the favorable impact of the above on gross profit as a percentage of revenue was the impact of foreign currency fluctuations which reduced reported revenues for the Company’s European operations to a greater degree than associated costs of revenue. Additionally, the following factors combined to create an aggregate reduction in average selling prices in the current year for Producer and Professional Series equipment, producing an unfavorable impact on equipment margins: (1) an increased volume and concentration of sales in the U.S. retail market segment, which generally carry lower selling prices than other market segments, (2) an increased volume and concentration of Professional product line equipment sales, which generally have lower margins relative to Producer product line equipment sales, (3) and a price reduction on sales of 8100N systems, the high-end of the Producer product line. Further, margins for the current year were unfavorably impacted by a reduction in service-related revenues, driven by the timing and amount of maintenance contract renewals, while associated service support costs declined only slightly, sustained by continued investments to strengthen the service support infrastructure of the Company’s international subsidiaries.

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

Operating Expenses. Research and development expenses were $6.5 million, $7.1 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, representing 7.3%, 8.6% and 5.7% of revenues, respectively.

Research and development expenses in 2010 decreased 9% from 2009, stemming from a lower level of expenses incurred to support new product development projects. This decrease was impacted largely by $2.3 million in expenses incurred in 2009 as part of a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010. Partially offsetting this decline were increased compensation costs of $1.1 million associated with late 2009 and 2010 personnel additions and $0.6 million of expenses incurred to begin development of a new virtual publishing solution and to develop other new products.

The 36% increase in research and development expense from 2008 to 2009 was primarily due to $2.3 million in expenses incurred in 2009 as part of the development arrangement described above. Partially offsetting this increase was the impact in 2009 of a 7% reduction in average headcount.

Rimage anticipates its expenditures in research and development in 2011 will increase from the levels experienced during 2010 to support continued development of its new online virtual publishing solution as well as development and improvement of other products.

Selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were $25.4 million, $21.9 million and $22.7 million, respectively, representing 28.7%, 26.4% and 24.8% of revenues, respectively.

The rise in expenses in the current year primarily reflects the impact of investments made to strengthen the Company’s core business and implement its growth strategy, including increased compensation-related costs of $2.4 million from personnel additions, stock-based compensation and new hire recruiting costs; increased expenses for travel and promotional programs approximating $0.6 million and increased legal expenses of $0.3 million associated with new business initiatives, including the formation of the Company’s majority-owned joint venture in China in the third quarter. Additionally, the Company incurred increased expenses in 2010 approximating $0.4 million to further develop its enterprise resource planning system, including implementation of an enhanced sales order processing system to support the changes made effective April 1, 2010 in its sales distribution model and development of expanded reporting capabilities. Partially offsetting the increases in expenses described above was a reduced level of one-time employee separation costs in 2010 of $0.2 million, primarily reflecting the impact of the retirement of an executive officer in late 2009 and the departure of another executive officer in third quarter 2010. Additionally, foreign currency fluctuations primarily impacting the Company’s European operations reduced selling, general and administrative expenses by $0.2 million in 2010 relative to 2009.

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

Other Income, Net. The Company recognized interest income on cash and marketable securities of $0.5 million, $1.5 million and $2.8 million in 2010, 2009 and 2008, respectively. The reduction in interest income in 2010 relative to 2009 was the result of a decline in average effective yields stemming from the Company’s change to a more conservative investment strategy, as well as an environment of generally lower interest rates. Partially offsetting the impact of the reduction in interest rates was an increase in average cash equivalent and marketable securities balances of $15.7 million. Other income in 2009 included the Company’s recognition of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. The reduction in interest income in 2009 relative to 2008 was the result of a decline of approximately one and a half percentage points in the effective yield on the Company’s investment portfolio, partially offset by higher average cash and marketable securities balances of $9.4 million. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2010, 2009 and 2008, income tax expense amounted to $4.5 million, $4.6 million and $5.0 million, respectively, representing 37.2%, 35.2% and 34.8% of income before income taxes, respectively. The year-over-year increase in the effective tax rate was primarily impacted by a significantly reduced amount of tax-exempt interest income comprising a smaller percentage of pre-tax income relative to the prior year. Partially offsetting the unfavorable effect of lower tax-exempt interest income in 2010 was an increased benefit from the Section 199 deduction, impacted by an increase in the rate applied to excludable production activities income from 6% to 9% effective January 1, 2010, and a decline in state income tax expense due primarily to a reduction in apportionment factors in certain states. In addition to the impact of a reduced amount of tax-exempt interest income, the rise in the effective tax rate in 2009 relative to 2008 was affected by higher state income taxes resulting primarily from changes in certain state tax apportionment factors. Partially offsetting the unfavorable effect of the above was the impact in 2009 of the implementation of recommendations of a transfer price study which reduced U.S. pre-tax income as a result of a re-allocation to the U.S. parent company of expenses incurred in the Company’s Japanese subsidiary to properly reflect expenses for each legal entity.

Net Income / Net Income Per Share. Net income for the years ended December 31, 2010, 2009 and 2008 amounted to $7.7 million, $8.5 million and $9.4 million, representing 8.7%, 10.2% and 10.3% of revenues, respectively. Related net income per diluted share amounts were $0.80 in 2010, $0.89 in 2009 and $0.97 in 2008.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. The Company’s former credit agreement, which allowed for advances under an unsecured revolving loan up to a maximum of $10 million, expired in accordance with its terms effective July 1, 2010 and was not renewed.

At December 31, 2010, the Company had working capital of $120.0 million, an increase of $17.0 million from working capital reported at December 31, 2009. The increase was primarily the result of a non-cash change in the classification of $9.0 million of marketable securities from non-current as of December 31, 2009 to current as of December 31, 2010, net income adjusted for non-cash items of $11.5 million, a contribution of $0.6 million from the noncontrolling interest in the Company’s joint venture in China and proceeds from stock option exercises of $0.9 million, partially offset by the use of $4.2 million of cash to purchase property and equipment and $1.8 million to repurchase shares of the Company’s common stock. The change in the classification of marketable securities occurred as the remaining term to maturity for these securities is twelve months or less as of December 31, 2010.

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company will finance the purchase of the shares using cash on hand. The Company did not repurchase any shares of its common stock during 2009. Effective October 2010, the Company’s Board approved the continuation of common stock repurchases under the current authorization. During the fourth quarter 2010, the Company acquired 117,377 shares of its common stock at an aggregate cost of $1,826,000. As of December 31, 2010, 305,540 shares remained available for repurchase under the current authorization. The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives or alliances.

Net cash provided by operating activities totaled $11.6 million, $14.2 million and $12.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The $2.5 million decrease in cash provided by operating activities in 2010 relative to 2009 resulted from changes in operating assets and liabilities producing a $3.6 million smaller increase in cash, partially offset by a $1.1 million increase in net income adjusted for non-cash and non-operating items. Primarily contributing to the change in operating assets and liabilities were unfavorable changes of $1.9 million in inventories, $2.0 million in deferred income, $1.0 million in prepaid expenses and other current assets and $1.0 million in the aggregate amount of trade accounts payable, accrued compensation, other accrued expenses and income taxes payable, partially offset by a $2.3 million smaller increase in receivables. The change in inventories resulted from a $0.4 million increase in the current year, compared to a $1.5 million decline in the prior year, impacted by a change in the Company’s sales model effective April 1, 2010 under which it sells products to end user customers through value-added resellers instead of through distributors in major markets, requiring increased inventory levels. The unfavorable change in deferred income stemmed from a $0.3 million decrease in the current year, compared to a $1.7 million increase in the prior year, resulting from the amount and timing of maintenance contract renewals. The unfavorable change in the aggregate amount of trade accounts payable, accrued compensation, other accrued expenses and income taxes payable resulted primarily from increased payments in the current year for annual incentive bonuses to employees for calendar year 2009 performance, expenditures for property, plant and equipment and the timing of estimated tax payments, partially offset by a higher level of inventory purchases remaining in accounts payable at the end of 2010. The smaller increase in receivables in the current year was primarily impacted by a smaller increase in sales in the last two months of 2010 from the last two months in 2009 compared to the change in the same prior-year periods.

Investing activities provided net increases in cash of $24.1 million, $42.2 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by investing activities for each year primarily reflects maturities and sales of marketable securities, net of purchases of marketable securities. Maturities and sales of marketable securities, net of related purchases, generated a net increase in cash and cash equivalents of $28.6 million, $42.6 million and $7.0 million in 2010, 2009 and 2008, respectively. Investing activities in 2010 also included the Company’s cash outlay of $0.3 million for an investment in a convertible note receivable with a privately-held Israeli company that develops video synopsis software for surveillance applications. Investing activities also included purchases of property and equipment of $4.2 million in 2010, $0.4 million in 2009, and $4.4 million in 2008. Capital expenditures in 2010 included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures during 2010 consisted primarily of costs to support the Company’s enhancement of its enterprise resource management system and office equipment. Capital expenditures in 2009 included purchases of office equipment, manufacturing tooling and information technology related infrastructure. Purchases in 2008 consisted primarily of the purchase of the Company’s U.S. corporate headquarters and manufacturing facility ($3.9 million), previously leased by the Company, and purchases of manufacturing tooling and office equipment. In 2011, the Company expects capital expenditure related investments to primarily support the Company’s information technology infrastructure and office equipment requirements. Capital expenditures in 2011 are expected to be less than $1.0 million.

Financing activities used net cash of $0.3 million in 2010, generated net cash of $1.3 million in 2009 and used net cash of $7.4 million in 2008. The net use of cash in financing activities in 2010 and 2008 was primarily attributable to the Company’s repurchase of shares of its common stock, requiring $1.8 million of cash to purchase 117,377 shares in 2010 and $9.6 million to purchase 577,083 shares in 2008. Financing activities in each year included proceeds from employee stock plans of $0.9 million, $1.2 million and $1.6 million, respectively. A $0.6 million equity investment from the noncontrolling interest in the Company’s majority-owned joint venture in China positively impacted financing activities in 2010. Additionally, financing activities in each year include excess tax benefits recognized as an addition to the Additional Paid-in Capital (“APIC”) pool of $0.1 million in both 2010 and 2009 and $0.7 million in 2008. Such amounts are required to be reported as an addition to financing activities and a reduction in operating activities in the Consolidated Statements of Cash Flows.

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and income tax liabilities under Accounting Standards Codification (“ASC”) Topic 740 at December 31, 2010 is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2011	2012	2013	2014	2015
Operating leases	$1,621	$730	$437	$265	$146	$43
Capital leases (1)	88	23	23	23	19	—
Income tax liabilities under ASC 740 (2)	—	—	—	—	—	—

Total contractual cash obligations	$1,709	$753	$460	$288	$165	$43

(1)	Amounts include principal and interest.

(2)

The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2010 to be paid to the applicable tax authorities in 2011. The full balance of unrecognized tax benefits under ASC 740 of $360,000 at December 31, 2010 has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2010.

Revenue Recognition. The Company earns revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. When sold as part of a multiple-element arrangement, each of these deliverables qualifies as a separate unit of accounting.

Revenue for product sales (including equipment and consumables), which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales and sales invoices are mailed on shipment.

•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time risk of loss transfers.

•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).

•

Collectability is probable. All sales are made on the basis that collection is expected in line with the Company’s standard payment terms, which are consistent with industry practice in the geographies in which the Company markets its products.

Revenue associated with separately-priced maintenance agreements and installation services is deferred until earned. A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

In an arrangement including equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.

The Company records an allowance for sales returns from its customers. The amount of the allowance is based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s value-added resellers to restrict the volume of returned products.

Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts for potentially uncollectible receivables. The allowance is established based on a specific assessment of accounts with known collection exposure, based upon a review of the age of the receivable, the customer’s payment history, the customer’s financial condition and industry and general economic conditions, as well as a general assessment of collection exposure in the remaining receivable population based upon the Company’s bad debt history. Actual bad debt exposure could differ significantly from management’s estimates if economic conditions worsened for the Company’s customers.

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

Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2010, the Company carried a valuation allowance totaling $0.8 million to reduce the full tax benefit of loss carryforwards for a subsidiary in Japan established in May 2005 and a majority-owned joint venture established in August 2010.

Management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense. As of December 31, 2010, the Company recognized tax liabilities of $25,000, before reduction for the federal benefit for state income tax related amounts, for new uncertainties related to current-year income tax positions and reversed gross tax liabilities, exclusive of interest and penalties, amounting to $29,000 for prior-year tax positions.

Stock-Based Compensation. The Company accounts for stock-based awards using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $1.9 million, $1.5 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Impairment of Long-lived Assets. Long-lived assets at December 31, 2010 consisted of property and equipment, including capitalized internally developed software costs, and software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the year ended December 31, 2010.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU effective January 1, 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which will be effective for the Company January 1, 2011. The Company’s adoption of the requirement to provide additional information in the rollforward of Level 3 assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Available Information

Rimage maintains a website at www.rimage.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.rimage.com and click on “Investors,” then click on “EDGAR Filings.” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Rimage Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen and Chinese Yuan to the U.S. dollar as the financial position and operating results of the Company’s German subsidiary, Rimage Europe GmbH, its Japanese subsidiary, Rimage Japan Co., Ltd. and its majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd., are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

	Expected Maturity or Transaction Date
	2011	2012	2013	2014	There- after	Total	Fair Value
	(US$ Equivalent in Thousands)
Anticipated Transactions and Related Derivatives

Forward Exchange Agreements (Receive $US/Pay €)
Contract Amount	$695	—	—	—	—	$695	$(2)
Average Contractual Exchange Rate	1.318	—	—	—	—	1.318

A hypothetical 10% appreciation or depreciation in the value of the U.S. dollar relative to the Euro as of December 31, 2010, assuming all other variables are held constant, would result in a larger gain or loss in fair value of approximately $70,000, respectively, than that reflected above as of December 31, 2010.

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2010, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rimage Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited Rimage Corporation and subsidiaries’ (the company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2011

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except share data)

Assets	December 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$107,982	$72,507
Marketable securities	8,790	28,581
Receivables, net of allowance for doubtful accounts and sales returns of $286 and $327, respectively	13,764	13,732
Inventories	4,502	4,123
Prepaid expenses and other current assets	1,069	1,271
Deferred income taxes - current	425	546
Total current assets	136,532	120,760

Marketable securities - non-current	—	9,037
Property and equipment, net	7,528	7,855
Deferred income taxes - non-current	2,509	2,630
Other assets - non-current	1,475	—
Total assets	$148,044	$140,282

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,045	$6,898
Accrued compensation	3,821	3,834
Other accrued expenses	663	911
Income taxes payable	139	222
Deferred income and customer deposits	5,615	5,706
Other current liabilities	20	18
Total current liabilities	16,303	17,589

Long-term liabilities:
Deferred income and customer deposits - non-current	2,225	2,452
Income taxes payable - non-current	215	213
Other non-current liabilities	664	79
Total long-term liabilities	3,104	2,744
Total liabilities	19,407	20,333

Commitments and contingencies (Notes 12 and 16)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,479,272 and 9,471,885, respectively	95	94
Additional paid-in capital	43,062	40,296
Retained earnings	84,657	78,782
Accumulated other comprehensive income	317	777
Total Rimage stockholders’ equity	128,131	119,949
Noncontrolling interest	506	—
Total stockholders’ equity	128,637	119,949
Total liabilities and stockholders’ equity	$148,044	$140,282

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
Revenues:
Product	$78,746	$72,285	$81,848
Service	9,985	10,942	9,546
Total revenues	88,731	83,227	91,394
Cost of revenues:
Product	37,981	35,491	42,381
Service	7,240	7,403	9,350
Total cost of revenues	45,221	42,894	51,731
Gross profit	43,510	40,333	39,663

Operating expenses:
Research and development	6,506	7,143	5,251
Selling, general and administrative	25,432	21,944	22,664
Total operating expenses	31,938	29,087	27,915
Operating income	11,572	11,246	11,748

Other income (expense):
Interest, net	507	1,542	2,819
Realized gain on sale of marketable securities	—	278	—
Gain (loss) on currency exchange	14	48	(105)
Other, net	3	(2)	(3)
Total other income, net	524	1,866	2,711

Income before income taxes	12,096	13,112	14,459
Income tax expense	4,494	4,617	5,028
Net income	7,602	8,495	9,431
Net loss attributable to the noncontrolling interest	98	—	—
Net income attributable to Rimage	$7,700	$8,495	$9,431

Net income per basic share	$0.81	$0.91	$0.99

Net income per diluted share	$0.80	$0.89	$0.97

Basic weighted average shares outstanding	9,524	9,374	9,559

Diluted weighted average shares outstanding	9,596	9,507	9,729

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest
	Shares	Amount					Total

Balance at December 31, 2007	9,706	$97	$33,827	$70,462	$675	—	$105,061

Stock issued for employee stock plans	201	2	1,548	—	—	—	1,550
Issuance of restricted stock	5	—	—	—	—	—	—
Net tax benefit relating to exercise of stock options	—	—	982	—	—	—	982
Stock-based compensation	—	—	1,127	—	—	—	1,127
Repurchase of common stock	(577)	(6)	—	(9,606)	—	—	(9,612)
Comprehensive income:
Net income	—	—	—	9,431	—	—	9,431
Translation adjustment	—	—	—	—	90	—	90
Change in unrealized gain from available-for-sale securities, net of taxes of $258	—	—	—	—	419	—	419
Total comprehensive income							9,940

Balance at December 31, 2008	9,335	$93	$37,484	$70,287	$1,184	$—	$109,048

Stock issued for employee stock plans	117	1	1,224	—	—	—	1,225
Issuance of restricted stock	20	—	—	—	—	—	—
Net tax benefit relating to exercise of stock options	—	—	46	—	—	—	46
Stock-based compensation	—	—	1,542	—	—	—	1,542
Comprehensive income:
Net income	—	—	—	8,495	—	—	8,495
Translation adjustment	—	—	—	—	(42)	—	(42)
Change in unrealized gain from available-for-sale securities, net of taxes of $225	—	—	—	—	(365)	—	(365)
Total comprehensive income							8,088

Balance at December 31, 2009	9,472	$94	$40,296	$78,782	$777	$—	$119,949

Stock issued for employee stock plans	105	1	944	—	—	—	945
Issuance of restricted stock	20	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	588	588
Net tax shortfall relating to exercise and expiration of stock options	—	—	(114)	—	—	—	(114)
Stock-based compensation	—	—	1,936	—	—	—	1,936
Repurchase of common stock	(117)	—	—	(1,825)	—	—	(1,825)
Comprehensive income:
Net income	—	—	—	7,700	—	(98)	7,602
Translation adjustment	—	—	—	—	(294)	16	(278)
Change in unrealized gain from available-for-sale securities, net of taxes of $107	—	—	—	—	(166)	—	(166)
Total comprehensive income							7,158
Balance at December 31, 2010	9,480	$95	$43,062	$84,657	$317	$506	$128,637

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$7,602	$8,495	$9,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108	1,250	1,372
Deferred income tax charge (benefit)	(123)	(573)	672
Gain on sale of marketable securities	—	(278)	—
Loss on sale of property and equipment	9	40	7
Stock-based compensation	1,937	1,542	1,128
Excess tax benefits from stock-based compensation	(58)	(64)	(673)
Changes in operating assets and liabilities:
Receivables	(302)	(2,572)	3,349
Inventories	(429)	1,486	2,450
Prepaid expenses and other current assets	(25)	930	(617)
Trade accounts payable	1,213	(194)	(3,019)
Income taxes payable	276	623	238
Accrued compensation	44	1,948	(1,258)
Other accrued expenses and other current liabilities	(286)	(178)	(125)
Deferred income and customer deposits	(325)	1,707	(762)

Net cash provided by operating activities	11,641	14,162	12,193

Cash flows from investing activities:
Purchases of marketable securities	—	(70,479)	(77,714)
Maturities of marketable securities	28,555	106,231	80,016
Sales of marketable securities	—	6,835	4,663
Purchases of property and equipment	(4,178)	(424)	(4,366)
Issuance of note receivable	(290)	—	—
Other non-current items	—	—	108

Net cash provided by investing activities	24,087	42,163	2,707

Cash flows from financing activities:
Contribution from noncontrolling interest	588	—	—
Principal payments on capital lease obligations	(19)	(35)	(24)
Repurchase of common stock	(1,826)	—	(9,612)
Excess tax benefits from stock-based compensation	58	64	673
Proceeds from employee stock plans	944	1,225	1,550

Net cash provided by (used in) financing activities	(255)	1,254	(7,413)

Effect of exchange rate changes on cash	2	43	(18)

Net increase in cash and cash equivalents	35,475	57,622	7,469

Cash and cash equivalents, beginning of year	72,507	14,885	7,416

Cash and cash equivalents, end of year	$107,982	$72,507	$14,885

Supplemental disclosures of net cash paid during the period for:
Income taxes	$4,346	$4,031	$4,872
Non-cash investing and financing activties:
Capital lease obligations	$—	$98	$—

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)          Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Nature of Business

The consolidated financial statements include the accounts of Rimage Corporation, its subsidiaries and its majority-owned joint venture, collectively hereinafter referred to as “Rimage” or the “Company.” All intercompany accounts and transactions have been eliminated in consolidation.

Rimage develops, manufactures and markets workflow-integrated digital publishing systems that are used by businesses to produce recordable CD, DVD and Blu-ray discs with customized content and durable disc labeling.

Revenue Recognition

The Company earns revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. When sold as part of a multiple-element arrangement, each of these deliverables qualifies as a separate unit of accounting.

Revenue for product sales, which do not include any requirement for installation or training, is recognized on shipment, at which point the following criteria have been satisfied:

•	Persuasive evidence of an arrangement exists. Orders are received for all sales, and sales invoices are mailed on shipment.

•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time risk of loss transfers.

•	The vendor’s price is fixed or determinable. All sales prices are fixed at the time of the sale (shipment).

•

Collectability is probable. All sales are made on the basis that collection is expected in line with the Company’s standard payment terms, which are consistent with industry practice in the geographies in which the Company markets its products.

Revenue associated with separately-priced maintenance agreements and installation services is deferred until earned. A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

In an arrangement including equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.

Shipping and handling fees billed to customers are reported within revenue in the consolidated statements of income, and the related costs are included in cost of revenues in the consolidated statements of income.

Sales Returns

An allowance for sales returns is recorded by the Company based upon historical trends, timing of new product introductions and other factors. A return policy is in place with the Company’s value-added resellers to restrict the volume of returned products.

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

Marketable Securities

Marketable securities generally consist of U.S. treasury bills, money market securities, municipal securities, corporate securities, and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the accompanying consolidated balance sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to 36 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 4, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s investment portfolio at December 31, 2010 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

Sources of Supply

Many of the purchased components used to assemble the Company’s products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. For the majority of the Company’s critical components, the Company has identified alternative suppliers. The Company depends upon a single-source supplier for its Everest printers and, beginning in March 2010, its Rimage Professional Series 5400N and Rimage Professional Series 3400 systems, which are a significant source of the Company’s sales. For these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although the Company owns the rights to the technology, if the Company were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to the Company’s specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if the Company obtains a new supplier for a component or product or uses an alternative component in its product, the Company may need to conduct additional testing of its products to ensure the product meets its quality and performance standards. Any delays in delivery of its product to end-users, resellers or distributors could be extended, and costs associated with the change in product manufacturing could increase.

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

Impairment of Long-lived Assets

Long-lived assets at December 31, 2010 and 2009 consisted of property and equipment, including capitalized internally developed software costs, and also at December 31, 2010, software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. No impairment charges were recognized by the Company during the year ended December 31, 2010.

Product Warranty

The Company’s non-consumable products are warranted to the end-user to ensure confidence in design, workmanship and overall quality for a period of 12 months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued during the warranty period based on an analysis of historical claims experience, which includes labor, freight and parts costs, with consideration of the proportion of parts that can be re-used.

The warranty accrual rollforward, including provisions and claims, is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Years ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2010	$221	$360	$(350)	$—	$231

December 31, 2009	$263	$376	$(419)	$1	$221

December 31, 2008	$420	$314	$(468)	$(3)	$263

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is recognized on a straight-line basis over the period during which an employee is required to provide services in exchange for the entire award. The benefits of tax deductions in excess of recognized compensation expense is reported as a financing cash flow. The Company issues new shares of its common stock to satisfy employee equity awards.

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

Net Income Per Share

Basic net income per share is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted net income per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive effect of restricted stock units.

Foreign Currency Translation / Transactions

The functional currency for each of the Company’s foreign subsidiaries and majority-owned foreign joint venture is the respective local currency. The assets and liabilities of the Company’s foreign entities are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded net gains (losses) on foreign currency translation in comprehensive income of $(278,000), ($42,000) and $90,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as allowance for doubtful accounts and sales returns, inventory provisions, asset impairment charges, deferred tax asset valuation allowances, accruals for uncertain tax positions and warranty accruals. These estimates and assumptions are based on management’s best judgment. Management evaluates estimates and assumptions on an ongoing basis using its technical knowledge, historical experience and other factors, including consideration of the impact of the current economic environment. Management believes its assumptions are reasonable and adjusts such estimates and assumptions when facts and circumstances change. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any required changes in those estimates will be reflected in the financial statements in future periods.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued two new revenue recognition standards. The first new standard is Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (ASC Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under ASU No. 2009-13, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The second new standard is ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements.” Under ASU 2009-14, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of the software revenue recognition guidance, and software-enabled products that meet this scope exception will now be subject to the new guidance for multiple deliverable arrangements discussed above. The guidance under both standards is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. Early adoption is permitted, and the Company elected to adopt the guidance under both standards on a prospective basis effective January 1, 2010. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements, nor did it result in a significant change from prior periods in how the Company allocates arrangement consideration to various units of accounting and did not significantly change the pattern and timing of revenue recognition.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” ASU 2009-12 allows companies to use net asset value as a practical expedient to estimate fair value of investments that are within the scope of this ASU that do not have readily determinable fair values. The Company adopted this guidance in the first quarter of 2010, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU effective January 1, 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which will be effective for the Company January 1, 2011. No transfers of assets or liabilities into or out of Level 1 or 2 of the fair value hierarchy occurred or were required during the year ended December 31, 2010. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

2) Stock-Based Compensation and Common Stock Repurchases

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At December 31, 2010, a total of 456,083 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock units issued to employees and to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that generally lapse in varying time periods from the date of grant.

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

Amounts recognized in the financial statements for the years ended December 31, 2010, 2009 and 2008 with respect to the Company’s share-based payment arrangements are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Stock-based compensation cost charged against income, before income tax benefit	$1,937	$1,542	$1,128
Income tax benefit related to stock-based compensation included in net income	$(668)	$(539)	$(397)

Total stock-based compensation cost of $1,937,000 for 2010 consisted of $1,467,000 for the issuance of stock options and $470,000 associated with the grant of restricted stock and restricted stock units to independent Board members and certain employees. Total stock-based compensation cost of $1,542,000 for 2009 consisted of $1,174,000 for the issuance of stock options and $368,000 associated with the grant of restricted stock and restricted stock units to independent Board members and certain employees. Total stock-based compensation cost of $1,128,000 for 2008 consisted of $1,072,000 for the issuance of stock options and $56,000 associated with the grant of restricted stock to independent Board members.

Stock Options

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted during the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Expected life of options in years	4.75	4.75	4.75 - 6.00

Risk-free interest rate	1.55 - 2.65%	1.58 - 2.30%	3.1%

Expected volatility	49.2 - 49.6%	48.5 - 49.9%	39.1 - 40.0%

Expected dividend yield	0.0%	0.0%	0.0%

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from 10 to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2008, 2009 and 2010, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using historical weekly price observations over the expected life of the awards. At the time of the grant of option awards through 2010, the Company had not paid or declared any cash dividends on its common stock, and did not have plans to pay dividends. As such, the expected dividend yield for option awards during this period was zero.

A summary of share option activity under the 2007 and 1992 Plans as of and for the year ended December 31, 2010 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2009	1,270	$17.26
Granted	284	17.10
Exercised	(117)	9.82
Canceled	(177)	19.58

Options outstanding at December 31, 2010	1,260	$17.59	5.35	$681

Options subject to exercise at December 31, 2010	653	$18.75	4.67	$549

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested option shares as of December 31, 2010 and changes during the year ended December 31, 2010 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	546	$7.09
Granted	284	7.52
Vested	(167)	6.82
Canceled	(56)	7.44

Nonvested at December 31, 2010	607	$7.34

As of December 31, 2010, $3,437,000 of total stock option compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested option awards, and is expected to be recognized over a weighted average period of 2.8 years.

Other information pertaining to options is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Number of options granted	284	449	184
Fair value of options granted	$2,138	$2,850	$1,282
Per share weighted average fair value of options granted	$7.52	$6.36	$6.98
Total fair value of stock options vested	$1,137	$958	$1,144
Total intrinsic value of stock options exercised	$758	$718	$2,641

Cash received from the exercise of stock options was $945,000, $1,225,000 and $1,550,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $114,000 in 2010, recorded as a reduction in additional paid-in capital, and a net tax benefit of $46,000 and $982,000 in 2009 and 2008, respectively, recorded as an increase to additional paid-in capital.

Restricted Stock

On May 12, 2010 and May 13, 2009, the Company issued 3,500 shares of restricted stock units to each of the five independent members of its Board of Directors. The restricted stock units were valued based on the market value of the Company’s shares on the date of grant of $307,000 and $258,000, respectively, which was equal to the intrinsic value of the shares on the date of grant. Such restricted stock units vest and the restrictions lapse one year after the date of grant. As such, the Company is recognizing expense for the intrinsic value of the restricted stock units ratably over the one-year vesting period, resulting in $290,000 and $164,000 of expense for the year ended December 31, 2010 and 2009, respectively.

During 2010 and 2009, the Company issued 10,000 and 20,000 shares of restricted stock in each respective year to certain management employees, and on May 14, 2008, the Company issued 1,000 shares of restricted stock to each of the five independent members of its Board of Directors. The restricted stock was valued based on the market value of the Company’s shares on the date of grant which was equal to the intrinsic value of the shares on that date. The restricted stock awards vest and the restrictions lapse over varying periods from the date of grant. The Company recognizes expense for the intrinsic value of the restricted stock ratably over the vesting period, resulting in $180,000, $203,000 and $56,000 of expense for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the status of the Company’s nonvested shares and share units as of December 31, 2010 and changes during the year ended December 31, 2010 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	37.5	$14.91
Granted	27.5	16.98
Vested	(37.5)	14.91
Canceled	—	—

Nonvested at December 31, 2010	27.5	$16.98

As of December 31, 2010, $221,000 of total compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested shares and share unit awards, which is expected to be recognized over a weighted average period of 1.2 years. The market value of restricted shares and share units at the vesting date was $632,000 and $76,000 for the years ended December 31, 2010 and 2009, respectively.

Common Stock Repurchases

On October 17, 2007, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. In February 2008, the Company’s Board of Directors increased the share repurchase authorization by an additional 500,000 shares, bringing total shares authorized for repurchase to 1,000,000. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. During the year ended December 31, 2008, the Company repurchased 577,083 shares of its common stock under the authorization at an average purchase price of $16.66. The Company did not repurchase any shares of its common stock during the year ended December 31, 2009. Effective October 2010, the Company’s Board approved the continuation of common stock repurchases under the current authorization, and the Company repurchased 117,377 shares of its common stock at an average purchase price of $15.56 per share during the fourth quarter 2010. The repurchase program in each period was funded from cash on hand. As of December 31, 2010, 305,540 shares remained available for repurchase under the authorizations.

3) Marketable Securities

The amortized cost, gross unrealized holding gains and fair value of available-for-sale marketable securities by major security type and class of security at December 31, 2010 and 2009 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Fair value
At December 31, 2010:

Short term:
Government guaranteed - corporate securities	$3,996	$95	$4,091
Municipal securities	4,660	39	4,699

Total	$8,656	$134	$8,790

At December 31, 2009:

Short term:
Government guaranteed - corporate securities	$6,017	$59	$6,076
U.S. Treasury bills	5,999	1	6,000
Municipal securities	16,401	104	16,505

Total	$28,417	$164	$28,581
Long term:
Government guaranteed - corporate securities	$3,992	$136	$4,128
Municipal securities	4,801	108	4,909

Total	$8,793	$244	$9,037

4) Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2010:

		Fair Value Measurements Using
(in thousands)	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$8,790	$—	$8,790	$—
Liabilities:
Foreign currency forward exchange contracts	$2	$—	$2	$—

Available-for-sale securities in the preceding table are classified as current marketable securities in the accompanying consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

5) Derivatives

The Company enters into forward foreign exchange contracts principally to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. The Company’s foreign exchange contracts do not qualify for hedge accounting. As a result, gains or losses related to mark-to-market adjustments on forward foreign exchange contracts are recognized as other income or expense in the consolidated statements of income during the period in which the instruments are outstanding. The fair value of forward foreign exchange contracts represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date and is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

As of December 31, 2010, the Company had five outstanding foreign exchange contracts with a notional amount totaling approximately $695,000. These contracts mature during 2011 and bear exchange rates ranging from 1.3025 and 1.3539 U.S. Dollars per Euro. As of December 31, 2010, the fair value of foreign exchange contracts resulted in a net loss position of $2,000, which is recorded in other current liabilities.

As of December 31, 2009, the Company had three outstanding foreign exchange contracts with a notional amount totaling approximately $550,000, all maturing during the first quarter of 2010 at exchange rates ranging from 1.4554 to 1.4913 U.S. Dollars per Euro. As of December 31, 2009, the fair value of foreign exchange contracts resulted in a net gain position of $17,000, which is recorded in other current assets.

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s consolidated statements of income are as follows (in thousands):

		Year Ended December 31,
Derivative Instrument	Location	2010	2009

Foreign Exchange Contracts	Gain (loss) on currency exchange	$(61)	$266

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net losses or gains, respectively, arising from the foreign currency exposures for which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s consolidated balance sheets is as follows as of December 31, 2010 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2010	Location	December 31, 2010

Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$2

(1)

As the Company’s foreign exchange agreement is subject to a master netting arrangement, the Company’s policy is to record the fair value of outstanding foreign exchange contracts as other current assets or other current liabilities, based on whether outstanding contracts are in a net gain or loss position, respectively. See Note 4, “Fair Value Measurements,” for additional information regarding the fair value measurements of derivative instruments related to foreign currency exchange contracts.

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

6) Inventories

Inventories consisted of the following as of December 31, (in thousands):

	2010	2009

Finished goods and demonstration equipment	$1,521	$1,425
Purchased parts and subassemblies	2,981	2,698
	$4,502	$4,123

7) Property and Equipment

Property and equipment consisted of the following as of December 31, (in thousands):

	2010	2009

Land and land improvements	$1,096	$1,096
Building and building improvements	2,816	2,809
Manufacturing equipment	5,469	5,543
Development fixtures and equipment	760	760
Data equipment and furniture	6,611	5,116
Leasehold improvements	1,247	1,106
	17,999	16,430
Less accumulated depreciation and amortization	(10,471)	(8,575)
	$7,528	$7,855

Depreciation and amortization expense was $2,018,000, $1,250,000 and $1,372,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Data equipment and furniture as of December 31, 2010 includes approximately $1.0 million of internally developed software costs capitalized during 2010 in connection with projects to further develop the Company’s enterprise resource planning system, including implementation of an enhanced sales order processing system and development of expanded reporting capabilities. Accumulated depreciation and amortization as of December 31, 2010 includes approximately $0.2 million of amortization expense associated with such internally developed software costs, based on a three-year amortization period. Included in manufacturing equipment as of December 31, 2010 and 2009 is $2.4 million of production tooling capitalized by the Company in late 2009 in conjunction with a development and manufacturing arrangement. The Company began depreciation of the production tooling over a three-year period upon commencement of production in the first quarter of 2010. The capitalized amount of $2.4 million was included in trade accounts payable as of December 31, 2009 and was paid in 2010.

8) Credit Agreement

On March 29, 2004, the Company entered into a term note agreement (the Credit Agreement) with a bank. The Credit Agreement was renewed each year through July 1, 2010, at which time the Company allowed the agreement to expire. The Company did not draw against the line at any time during the term of the agreement.

9) Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income before income taxes:
Domestic	$11,593	$12,065	$14,427
Foreign	503	1,047	32
	$12,096	$13,112	$14,459

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
U.S. Federal	$3,667	$3,671	$4,007
State	563	827	641
Foreign	223	348	319
Total current	4,453	4,846	4,967

Deferred:
U.S. Federal	(35)	(143)	(37)
State	76	(86)	98
Total deferred	41	(229)	61

	$4,494	$4,617	$5,028

Total income tax expense differs from the expected income tax expense, computed by applying the federal statutory rate of 35% to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Expected income tax expense	$4,234	$4,589	$5,061
State income taxes, net of federal tax effect	415	481	480
Manufacturer’s deduction	(149)	(120)	(80)
Federal R&D credit	(62)	(38)	(34)
Tax-exempt interest income	(80)	(367)	(663)
Change in valuation allowance	(69)	(22)	437
Benefit of lower federal tax bracket	(100)	(100)	(100)
Other, net	305	194	(73)

	$4,494	$4,617	$5,028

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Inventory provisions and uniform capitalization	$229	$302
Accounts receivable allowances	91	109
Non-qualified stock option and restricted stock expense	1,795	1,629
Deferred maintenance revenue	685	855
Unrecognized tax benefits	34	32
Loss carryforward of foreign subsidiary and joint venture	837	906
Other accruals and reserves	155	253
Other	—	154
Total deferred tax assets before valuation allowance	3,826	4,240
Less valuation allowance	(837)	(906)
Total deferred tax assets	$2,989	$3,334

Deferred tax liabilities:
Unrealized gain on marketable securities	$(51)	$(158)
Other	(4)	—
Total deferred tax liabilities	$(55)	$(158)
Total net deferred tax assets	$2,934	$3,176

The Company generally believes that it is more likely than not that the future results of its operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets. However, the Company established full valuation allowances on the tax benefits of loss carryforwards for a subsidiary in Japan established in May 2005 and a majority-owned joint venture in China established in August 2010. The cumulative pre-tax loss amounts generated by the Japanese subsidiary from 2005 through 2010 approximated $2.2 million. The pre-tax loss generated in 2010 by the majority-owned joint venture in China approximated $0.2 million. The valuation allowances were calculated in accordance with the requirement that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The available loss carryforwards at December 31, 2010 of the Company’s Japanese subsidiary and majority-owned joint venture in China are scheduled to expire between tax years 2012 and 2017 in Japan and in 2015 in China.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiary in Germany that are considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $5.7 million as of December 31, 2010.

A recognition threshold and measurement criteria are in place for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2010 and 2009 is presented in the table below (in thousands):

	2010	2009
Gross unrecognized tax benefits at beginning of year	$364	$361
Increases related to:
Prior year income tax positions	—	259
Current year income tax positions	25	30
Decreases related to:
Prior year income tax positions	(29)	(224)
Settlements	—	(62)
Gross unrecognized tax benefits at end of year	$360	$364

Included in the balance of unrecognized tax benefits at December 31, 2010 are potential benefits of $340,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2010 will change significantly by December 31, 2011.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $43,000 and $36,000 on a gross basis at December 31, 2010 and 2009, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of income related to uncertain tax positions amounted to a net $7,000 of expense in 2010 and a net $23,000 benefit in 2009.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2010, the Company was no longer subject to income tax examinations for taxable years before 2007 and 2006 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2006 in the case of state taxing authorities, consisting primarily of Minnesota, California and Maryland.

10) Stockholders’ Equity

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

Each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $100.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2010.

11) Net Income Per Share

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire 1,126,000, 735,000 and 739,000 weighted average common shares for the years ended December 31, 2010, 2009 and 2008 have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.

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

	December 31,
	2010	2009	2008

Shares outstanding at end of period	9,479	9,472	9,335

Basic weighted average shares outstanding	9,524	9,374	9,559

Dilutive effect of stock options and restricted stock units	72	133	170
Total diluted weighted average shares outstanding	9,596	9,507	9,729

Net income	$7,700	$8,495	$9,431

Basic net income per common share	$0.81	$0.91	$0.99

Diluted net income per common share	$0.80	$0.89	$0.97

12) Lease Commitments

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Year ending December 31,	Total operating leases

2011	$730
2012	437
2013	265
2014	146
2015	43

Minimum lease payments	$1,621

Rent expense under operating leases amounted to approximately $855,000, $903,000 and $1,259,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

13) Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $279,000, $260,000 and $302,000 in 2010, 2009 and 2008, respectively.

14) Business Segment Information / Major Customers

The Company has identified one operating segment consisting of work-flow integrated digital publishing systems that are used by businesses to produce recordable CD, DVD and Blu-ray discs with customized digital content and durable disc labeling. The Company’s hardware products consist of three primary product lines: The Producer line, which accommodates higher volume requirements for production of recordable media; the Professional line, which is well suited for production of recordable media in front office applications; and the Desktop line of lower-cost products for office and other desktop applications. The Company also sells related consumables (media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media) and services (primarily maintenance contracts and repairs) for use with its digital publishing systems. The Company conducts operations from its U.S. corporate headquarters, from subsidiaries in Europe and Japan, and effective in the third quarter 2010, from its majority-owned joint venture operation in China.

The Company’s three primary product lines (Producer, Professional and Desktop) and four primary geographic locations have similar economic characteristics. Each product line consists of digital publishing systems as described above. The production processes are also similar; each product line is assembled from components purchased from third party suppliers, consisting of recordable DVD or Blu-ray drives, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and other mechanical parts. Each product line is sold from the Company’s geographic locations to similar classes of commercial customers in similar vertical markets, including digital photography, medical imaging, business services, law enforcement and video workflows. Each product line utilizes Rimage consumables and services and generates recurring revenues from both sources. Rimage uses similar methods to distribute its products from each geographic location. These methods primarily consisted of a network of value-added resellers and distributors, or through strategic partners or direct sales. Furthermore, the types of information and internal reports used by management to monitor performance, evaluate results of operations, allocate resources and otherwise manage the business support a single reportable segment. Accordingly, based on these similarities, the Company has concluded that its operations, consisting of three primary product lines sold from four primary geographic locations, comprise one operating segment for purposes of reporting under this disclosure.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

	Year ended December 31,
	2010	2009	2008
	Revenues

Customer A	$15,577	$9,425	$9,497
Customer B	*	$14,972	$13,883
Customer C	*	$8,673	$9,686

	December 31,
	2010	2009	2008
	Accounts Receivable

Customer A	$2,045	$438	$773
Customer B	*	$2,047	$1,042
Customer C	*	$1,486	$1,198

* Sales to customer did not represent more than 10% of consolidated revenues.

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
North America	$57,301	$48,956	$52,992
Europe	23,050	26,509	31,610
Other (Asia and Latin America)	8,380	7,762	6,792

Total	$88,731	$83,227	$91,394

Long-lived assets of the Company were located as follows (in thousands):

	December 31, 2010	December 31, 2009
North America	$7,008	$7,275
Germany	475	536
Asia	45	44
	$7,528	$7,855

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Equipment:
Producer	$15,339	$17,516	$20,271
Professional	21,928	10,352	10,026
Desktop	3,575	5,089	5,783
Total	40,842	32,957	36,080

Consumables and parts	37,904	39,328	45,768

Service	9,985	10,942	9,546

Total	$88,731	$83,227	$91,394

15) Consolidation of Joint Venture Entity and Noncontrolling Interest

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

RIT will purchase digital publishing systems from Rimage and utilize medical disc system software source code purchased from TEDPC, and integrate the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 purchase price for the software source code in other non-current assets and recorded the associated liability in current accounts payable ($400,000) and other non-current liabilities ($600,000) in the accompanying consolidated balance sheets as of December 31, 2010. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the year ended December 31, 2010 was approximately $75,000.

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

During 2010, RIT had revenue of approximately $67,000 and incurred a net loss of approximately $200,000, of which approximately $98,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity as of December 31, 2010 included $506,000 attributable to the noncontrolling interest.

16) Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

17) Subsequent Events

At December 31, 2010, the Company held a $290,000 convertible note receivable with a privately-held Israeli company that develops proprietary software used to augment security and surveillance systems to facilitate review of video output. In February 2011, the Company participated in the funding of the Israeli company’s preferred stock issuance, with an equity investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving an ownership interest of less than 20%. Rimage expects to account for this equity investment using the cost method. Rimage may negotiate the rights to integrate this technology into its digital publishing solutions at a future date.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized a dividend of $0.10 per share, payable on April 15, 2011 to shareholders of record as of March 31, 2011. The dividend issuance is expected to require a cash outlay of approximately $4.0 million on an annual basis.

The manufacturing facilities of a number of the Company’s suppliers are located in Japan, including its single-source supplier of Everest printers, associated printer ribbons and Professional Series 5400N and 3400 disc publishing systems. These products collectively generate a significant portion of the Company’s revenues. An earthquake and accompanying tsunami struck the north-east area of Japan on March 11, 2011, causing significant damage in the surrounding region. The Company is currently evaluating the impact of this event, if any, on the continued supply of these products and its near-term operating results. An estimate of any such impact on the Company’s consolidated financial statements cannot be made at this time.

18) Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$24,691	$23,367	$22,303	$18,370	$22,686	$22,365	$19,818	$18,358
Cost of revenues	12,160	11,675	11,668	9,718	11,203	11,268	10,630	9,793
Gross profit	12,531	11,692	10,635	8,652	11,483	11,097	9,188	8,565

Operating expenses:
Research and development	1,852	1,796	1,417	1,441	2,153	1,514	1,501	1,975
Selling, general and administrative	6,723	6,412	6,030	6,267	6,445	5,009	5,148	5,342
Total operating expenses	8,575	8,208	7,447	7,708	8,598	6,523	6,649	7,317

Operating income	3,956	3,484	3,188	944	2,885	4,574	2,539	1,248

Other income (expense):
Interest, net	101	110	128	168	219	309	458	556
Realized gain on sale of marketable securities	—	—	—	—	—	—	278	—
Gain (loss) on currency exchange	8	38	(5)	(27)	1	5	87	(45)
Other, net	(1)	—	—	4	3	(4)	—	(1)
Total other income, net	108	148	123	145	223	310	823	510

Income before income taxes	4,064	3,632	3,311	1,089	3,108	4,884	3,362	1,758
Income tax expense	1,507	1,335	1,258	394	880	1,775	1,389	573

Net income	2,557	2,297	2,053	695	2,228	3,109	1,973	1,185
Net loss attributable to the
noncontrolling interest	68	30	—	—	—	—	—	—
Net income attributable to Rimage	$2,625	$2,327	$2,053	$695	$2,228	$3,109	$1,973	$1,185

Net income per basic share	$0.28	$0.24	$0.22	$0.07	$0.24	$0.33	$0.21	$0.13

Net income per diluted share	$0.27	$0.24	$0.22	$0.07	$0.23	$0.33	$0.20	$0.13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of December 31, 2010. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

b)          Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Company’s Independent Registered Accounting Firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

–	Ownership of Voting Securities by Principal Holders and Management;

–	Proposal 1—Election of Directors;

–	Executive Officers;

–	Executive Compensation;

–	Section 16(a) Beneficial Ownership Reporting Compliance;

–	Corporate Governance; and

–	Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Company’s Proxy Statement entitled “Executive Compensation” and “Director Compensation.”

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

Dated: March 14, 2011	RIMAGE CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Sherman L. Black and James R. Stewart as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer and President	March 14, 2011
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 14, 2011
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 14, 2011
James L. Reissner

/s/ Thomas F. Madison	Director	March 14, 2011
Thomas F. Madison

/s/ Steven M. Quist	Director	March 14, 2011
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 14, 2011
Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 14, 2011
Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).

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

10.6

Restricted Stock Agreement dated April 1, 2009 by and between Sherman L. Black and the Company * (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 29, 2009).

10.7

Stock Option Agreement dated April 1, 2009 by and between Sherman L. Black and the Company * (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.8

Letter from Rimage Corporation to Samir Mittal regarding offer of employment, accepted on August 20, 2009 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 20, 2009).

10.9

Letter Agreement dated November 4, 2009 by and between Rimage Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 4, 2009).

10.10	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010.

10.11

Termination and Release Agreement dated June 14, 2010 by and between Robert M. Wolf and Rimage Corporation * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 14, 2010).

10.12

Letter from Rimage Corporation to James R. Stewart regarding offer of employment, accepted on July 7, 2010 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2010).

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

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts Receivable:

	Years ended December 31,
	2010	2009	2008

Balance at beginning of year	$206	$196	$244

Write-offs and other adjustments	(85)	(132)	(52)
Recoveries	1	6	(6)
Additions charged to costs and expenses	79	136	10

Balance at end of year	$201	$206	$196

See accompanying report of Independent Registered Public Accounting Firm.