Form 10-K/A
period 2010-12-31
RIMAGE CORP
filed 2011-03-24
CIK 892482

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A for Rimage Corporation (“Rimage” or the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Filing”).

This Amendment No. 1 is being filed to amend the Performance Graph information in Item 5 of the Original Filing to accurately reflect the correct measurement period. The Original Filing included a performance table comparing the cumulative total return of the Company’s common stock during the period from December 29, 2006 to December 31, 2010. The Original Filing also included a performance graph comparing performance during the period from December 30, 2005 to December 31, 2009. Due to an inadvertent processing error immediately prior to submission of the Original Filing with the SEC, the measurement period used in the performance graph did not match the data in the performance table. Additionally, the performance table and graph in the Original Filing incorrectly used a measurement period of only four fiscal years instead of five fiscal years as required by Regulation S-K. Item 201(e)(2) of Regulation S-K states that the measurement period for the performance graph shall be the period beginning on the last trading day before the beginning of the registrant’s fifth preceding fiscal year through the end of the registrant’s last completed fiscal year. The performance graph and table in this Amendment No. 1 correctly set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years during the period from December 30, 2005 to December 31, 2010.

We have also included an updated signature page and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2 and 32 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following graph shows changes during the period from December 30, 2005 to December 31, 2010 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10

Nasdaq National Market Index	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95

Nasdaq Computer Manufacturer Stocks Index	$100.00	$102.13	$149.41	$62.76	$137.84	$196.73

Rimage Corporation	$100.00	$89.72	$89.54	$46.27	$59.83	$51.45

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 24, 2011	RIMAGE CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
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

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer and President	March 24, 2011
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 24, 2011
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 24, 2011
James L. Reissner

/s/ Thomas F. Madison	Director	March 24, 2011
Thomas F. Madison

/s/ Steven M. Quist	Director	March 24, 2011
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 24, 2011
Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 24, 2011
Philip D. Hotchkiss

INDEX TO EXHIBITS

Exhibit
No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. §1350.