Form 10-Q
period 2011-03-31
RIMAGE CORP
filed 2011-05-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2011; OR

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
Yes ☐ No ☒

Common Stock outstanding at April 30, 2011 -- 9,499,289 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$108,933	$107,982
Marketable securities	8,716	8,790
Receivables, net of allowance for doubtful accounts and sales returns of $282 and $286, respectively	13,380	13,764
Inventories	6,249	4,502
Prepaid income taxes	383	—
Prepaid expenses and other current assets	1,139	1,069
Deferred income taxes - current	443	425
Total current assets	139,243	136,532
Property and equipment, net of accumulated depreciation and amortization of $11,073 and $10,741, respectively	7,093	7,528
Deferred income taxes - non-current	2,634	2,509
Other assets - non-current	3,427	1,475
Total assets	$152,397	$148,044

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,408	$6,045
Accrued compensation	2,583	3,821
Other accrued expenses	851	663
Dividends payable	950	—
Income taxes payable	—	139
Deferred income and customer deposits	5,843	5,615
Other current liabilities	32	20
Total current liabilities	16,667	16,303

Long-term liabilities:
Deferred income - non-current	4,675	2,225
Income taxes payable - non-current	235	215
Other non-current liabilities	663	664
Total long-term liabilities	5,573	3,104
Total liabilities	22,240	19,407

Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,499,289 and 9,479,272 respectively	95	95
Additional paid-in capital	43,699	43,062
Retained earnings	85,205	84,657
Accumulated other comprehensive income	664	317
Total Rimage stockholders’ equity	129,663	128,131
Noncontrolling interest	494	506
Total stockholders’ equity	130,157	128,637

Total liabilities and stockholders’ equity	$152,397	$148,044

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	$18,781	$15,844
Service	2,675	2,526
Total revenues	21,456	18,370
Cost of revenues:
Product	9,209	7,755
Service	1,463	1,963
Total cost of revenues	10,672	9,718
Gross profit	10,784	8,652
Operating expenses:
Research and development	1,552	1,441
Selling, general and administrative	6,906	6,267
Total operating expenses	8,458	7,708
Operating income	2,326	944
Other income (expense):
Interest, net	67	168
Loss on currency exchange	(33)	(27)
Other, net	—	4
Total other income, net	34	145
Income before income taxes	2,360	1,089
Income tax expense	877	394
Net income	1,483	695
Net loss attributable to the noncontrolling interest	15	—
Net income attributable to Rimage	$1,498	$695

Net income per basic share	$0.16	$0.07

Net income per diluted share	$0.16	$0.07

Basic weighted average shares outstanding	9,494	9,476

Diluted weighted average shares outstanding	9,543	9,557

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,483	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	621	374
Deferred income tax benefit	(175)	(112)
Loss on disposal of property and equipment	1	—
Stock-based compensation	469	467
Excess tax benefits from stock-based compensation	(11)	(12)
Changes in operating assets and liabilities:
Receivables	679	2,390
Inventories	(1,639)	(1,154)
Prepaid income taxes/income taxes payable	(446)	(837)
Prepaid expenses and other current assets	(62)	(151)
Trade accounts payable	659	1,560
Accrued compensation	(1,031)	(1,651)
Other accrued expenses and other current liabilities	(59)	(132)
Deferred income and customer deposits	2,627	(686)

Net cash provided by operating activities	3,116	751

Cash flows from investing activities:
Purchase of stock in software company	(2,000)	—
Maturities and sales of marketable securities	—	12,631
Purchases of property and equipment	(485)	(2,727)

Net cash provided by (used in) investing activities	(2,485)	9,904

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(5)
Excess tax benefits from stock-based compensation	11	12
Proceeds from stock option exercises	158	66

Net cash provided by financing activities	164	73

Effect of exchange rate changes on cash	156	(121)

Net increase in cash and cash equivalents	951	10,607

Cash and cash equivalents, beginning of period	107,982	72,507

Cash and cash equivalents, end of period	$108,933	$83,114

Supplemental disclosures of net cash paid during the period for:
Income taxes	$1,528	$1,334

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (“the Company” or “Rimage”) develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD, DVD and Blu-ray Discs™ with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany, Japan and its joint venture operation in China. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009, the Company’s shareholders approved amendments to the

2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,230,320 shares. At March 31, 2011, a total of 463,008 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

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

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. The Company recognized stock-based compensation costs of $469,000 and $467,000 for the three months ended March 31, 2011 and 2010, respectively.

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Expected life of options in years	4.75	4.75

Risk-free interest rate	2.05%	2.34% - 2.65%

Expected volatility	48.1%	49.2% - 49.6%

Expected dividend yield	2.7%	0.0%

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2010 and 2011, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. The expected dividend yield for 2010 grants was zero as the Company had not paid or declared any cash dividends to date on its common stock, and did not have plans at that time to pay dividends. With the approval by the Company’s Board of Directors effective February 23, 2011 of a quarterly dividend policy, the Company has computed an expected dividend rate for grants awarded in the first quarter of 2011 based on the relationship of the expected dividend to the stock price on the date of grant. Other information pertaining to stock options is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Number of options granted	15	75
Fair value of options granted	$77	$557
Per share weighted average fair value of options granted	$5.15	$7.43
Total fair value of stock options vested	$139	$—
Total intrinsic value of stock options exercised	$138	$66
Total intrinsic value of stock options outstanding	$1,086	$1,000

Cash received from the exercise of stock options was $158,000 and $66,000 for the three months ended March 31, 2011 and 2010, respectively. The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $9,000 and $12,000 during the three months ended March 31, 2011 and 2010, respectively, recorded as an addition to additional paid-in capital in both periods.

(3)	Accounting for Uncertainty in Income Taxes

As of March 31, 2011 and December 31, 2010, the Company’s liability for gross unrecognized tax benefits totaled $375,000 and $360,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $46,000 and $43,000 on a gross basis at March 31, 2011 and December 31, 2010, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of March 31, 2011 and December 31, 2010 have original maturities ranging from three to 12 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at March 31, 2011 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Finished goods and demonstration equipment	$2,040	$1,521
Purchased parts and subassemblies	4,209	2,981
	$6,249	$4,502

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income	$1,483	$695
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	375	(348)
Change in net unrealized gain on marketable securities, net of taxes	(25)	(55)
Total comprehensive income	1,833	292
Net loss attributable to the noncontrolling interest	(15)	—
Foreign currency translation adjustment attributable to the noncontrolling interest	3	—
Comprehensive loss attributable to the noncontrolling interest	(12)	—
Comprehensive income attributable to Rimage	$1,845	$292

(7)	Derivatives

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

As of March 31, 2011, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $824,000. These contracts mature during April 2011 and bear exchange rates ranging from 1.3864 and 1.4060 U.S. Dollars per Euro. As of March 31, 2011, the fair value of foreign exchange contracts resulted in a net loss position of approximately $13,000, which is recorded in other current liabilities.

As of December 31, 2010, the Company had five outstanding foreign exchange contracts with a notional amount totaling approximately $695,000, all maturing during the first quarter of 2011 at exchange rates ranging from 1.3025 to 1.3539 U.S. Dollars per Euro. As of December 31, 2010, the fair value of foreign exchange contracts resulted in a net loss position of approximately $2,000, which is recorded in other current liabilities.

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location	2011	2010

Foreign Exchange Contracts	Loss on currency exchange	$26	$48

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of March 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	March 31, 2011	Location	March 31, 2011

Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$13

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2011:

		Fair Value Measurements Using
(in thousands)	Total Fair Value at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$8,716	$—	$8,716	$—
Liabilities
Foreign currency forward exchange contracts	$13	$—	$13	$—

Available-for-sale securities in the preceding table are classified as current marketable securities in the accompanying condensed consolidated balance sheets. Available-for-sale securities are carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data. Foreign currency forward exchange contracts are also carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-12, “Fair Value Measurements and Disclosures – Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” ASU 2009-12 allows companies to use net asset value as a practical expedient to estimate fair value of investments that are within the scope of this ASU that do not have readily determinable fair values. The Company adopted this guidance in the first quarter of 2010, and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

(9)	Common Stock

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2011. The repurchase program has been funded to date using cash on hand. As of March 31, 2011, 305,540 shares were available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15, 2011, to shareholders of record as of March 31, 2011. The condensed consolidated balance sheet as of March 31, 2011 reflects an associated current liability of $950,000 in dividends payable with an offsetting charge to retained earnings.

(10)	Recently Issued Accounting Standards

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU in the first quarter of 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which was adopted in the first quarter of 2011. No transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy occurred or were required during the three months ended March 31, 2011. The Company’s adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,112,000 and 1,078,000 for the three months ended March 31, 2011 and 2010, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2011	2010

Shares outstanding at end of period	9,499	9,485

Basic weighted average shares outstanding	9,494	9,476

Dilutive effect of stock options/restricted stock units	49	81
Total diluted weighted average shares outstanding	9,543	9,557

Net income attributable to Rimage	$1,498	$695

Basic net income per common share	$0.16	$0.07

Diluted net income per common share	$0.16	$0.07

(12)	Contingencies

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The manufacturing facilities of a number of the Company’s suppliers are located in Japan, including its single-source supplier of Everest printers, associated printer ribbons and Professional Series 5400N and 3400 disc publishing systems. These products collectively generate a significant portion of the Company’s revenues. An earthquake and accompanying tsunami struck the north-east area of Japan on March 11, 2011, causing significant damage in the surrounding region. Rimage’s Japanese office and its reseller partners remain in operation. Some of the Company’s key suppliers in Japan have experienced disruptions in their production processes, resulting from factory or equipment damage, loss of power, rolling blackouts and transportation challenges. The Company is implementing contingency plans to minimize the impact of this event on its customers. Since supply for some products may be affected in the second quarter of 2011, alternative sources of supply for these products have been secured with an accompanying increase in costs due to higher prices from alternative suppliers and use of expedited deliveries. The Company expects to fulfill all second quarter orders.

(13)	Consolidation of Joint Venture Entity and Noncontrolling Interest

The Company holds a 51% controlling interest in a joint venture established in mid August 2010 in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”). Taiwan Electronic Data Processing (“TEDPC”), a Taiwanese software provider in the healthcare solutions market, holds the remaining 49% interest. RIT purchases digital publishing systems from Rimage, and integrates medical disc system software purchased from TEDPC with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution for medical imaging in hospitals in China.

RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 purchase price for the software source code in other non-current assets and recorded the associated liability in current accounts payable ($400,000) and other non-current liabilities ($600,000) in the accompanying condensed consolidated balance sheets as of December 31, 2010. RIT paid the first installment payment of $400,000 for the purchase of the software source code to TEDPC during the first quarter of 2011. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the three months ended March 31, 2011 was approximately $50,000. Accumulated amortization was approximately $125,000 and $75,000 as of March 31, 2011 and December 31, 2010, respectively.

The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the three months ended March 31, 2011, RIT earned revenues of $199,000 and incurred a net loss of $31,000, of which $15,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity as of March 31, 2011 included $494,000 attributable to the noncontrolling interest.

(14)	Investment in Software Company

At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd., a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. Rimage intends to integrate this technology into its digital surveillance solutions.

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.29 million at March 31, 2011 and is included in other noncurrent assets in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2011	2010	2011 vs. 2010
Revenues	100.0	100.0	16.8
Cost of revenues	(49.7)	(52.9)	9.8
Gross profit	50.3	47.1	24.6
Operating expenses:
Research and development	(7.2)	(7.9)	7.7
Selling, general and administrative	(32.3)	(34.1)	10.2
Operating income	10.8	5.1	146.4
Other income, net	0.2	0.8	(76.6)
Income before income taxes	11.0	5.9	116.7
Income tax expense	(4.1)	(2.1)	122.6
Net income	6.9	3.8	113.4
Less noncontrolling interest	0.1	—	—
Net income attributable to Rimage	7.0	3.8	115.5

Overview

Rimage develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce recordable CD, DVD and Blu-ray discs with customized digital content and durable disc labeling on an on-demand basis. Rimage distributes its publishing systems from its operations in the United States, Germany, Japan and its joint venture operation in China. The Company also distributes related consumables for use with its systems, consisting of ribbons, ink cartridges, Rimage-branded blank CD-R, DVD-R and Blu-ray media, or media kits, which combine these items for the customer’s convenience. These systems allow customers to benefit from cost savings by eliminating their manual labor efforts in markets and applications such as digital photography, medical imaging, business services, video workflows and law enforcement, including surveillance and evidence management. As Rimage’s sales within North America and Europe have averaged 91% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 67% and 66% of its consolidated revenues during the three months ended March 31, 2011 and 2010, respectively.

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

In August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. The Chinese healthcare system’s transition from medical film to optical disc for distribution of patient imaging related information is expected to drive growth in the digital medical imaging market in China. As part of the Company’s strategy to participate in this growth opportunity, RIT will deploy a complete digital publishing solution for medical imaging in hospitals in China. The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the three months ended March 31, 2011, RIT earned revenues of $199,000 and incurred a net loss of $31,000, of which $15,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity as of March 31, 2011 included $494,000 attributable to the noncontrolling interest.

In February 2011, the Company made a $2.0 million minority equity investment in BriefCam, Ltd., a surveillance software company, and concurrently converted to equity its $0.3 million convertible note receivable with Briefcam initiated in December 2010. Rimage will utilize Briefcam’s video synopsis software to enhance its video surveillance solution with analytical capabilities.

Results of Operations

Revenues. Total revenues increased 17%, or $3.1 million, to $21.5 million for the three months ended March 31, 2011 from $18.4 million in the prior-year period. The increase in total revenues between periods reflects a $3.0 million increase in product revenues, and a $0.1 million increase in service-related revenues. The increase in product revenues for the current-year period resulted from a $2.0 million increase in consumables and parts sales and a $1.0 increase in equipment sales.

The growth in sales of consumable products was driven by a $3.1 million increase in the volume of sales of media and media kits, partially offset by a $1.1 million decrease in sales of ribbons and ink cartridges. The rise in sales of media and media kits was primarily impacted by increased sales of $1.8 million to a retail customer and generally increased sales to channel partners in the U.S., Europe and Asia. The increase in channel partner sales was impacted by the Company’s sales model change in 2010, which caused key distributors in the U.S. to reduce purchases and sell through remaining media kit inventories in the first quarter of 2010, pending termination of the distributor agreements effective March 31, 2010. The sales model change in 2010 also drove a partially offsetting decline in sales of ribbons and ink cartridges in the current period, as U.S. distributors took advantage of favorable pricing and increased their purchases of these products during the three months ended March 31, 2010 to allow continued sales to their resellers after the termination of the distributor relationships with Rimage. The $1.0 million increase in equipment revenues during the three months ended March 31, 2011 consisted of a $1.1 million increase in the volume of Professional Series product sales and a $0.1 million increase in sales of Producer Series products, partially offset by a $0.2 million decrease in the volume of Desktop product sales. Professional Series equipment sales in the current-year period included $1.3 million in sales to a retail customer, which largely completed a multi-system sales agreement obtained in the second quarter of 2010. The growth in sales of Professional Series products in the current-year period was also impacted by increased sales to channel partners in the U.S. and Europe. The shift in the distribution of sales from Producer Series equipment to Professional Series equipment was accompanied by lower average selling prices, which partially offset the impact of increased sales volumes.

The $0.1 million increase in service-related revenues in the current period was driven by a significant increase in the installed base of systems covered by a maintenance contract, driven largely by the multi-system sales to a retail customer starting in the second quarter of 2010 and continuing through the first quarter of 2011. Partially offsetting the increase in maintenance contract revenues was a decline in sales of installation and repair services during the current period.

Recurring revenues comprised 67% and 66% of total revenues for the three months ended March 31, 2011 and 2010, respectively. Sales of Producer and Professional Series product line equipment comprised 13% and 17%, respectively, of total revenues for the three months ended March 31, 2011, compared to 15% and 14%, respectively, of total revenues in the prior-year period. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 3% of revenues for the current period, compared to 5% in the prior-year period.

International sales decreased $0.1 million, or 1% during the three months ended March 31, 2011, compared to the same period last year, and comprised 38% of total sales, compared to 44% in the prior-year period. The decline in international sales was driven by a 7% and 2% reduction in sales in the Company’s Asian and European markets, respectively, for the three months ended March 31, 2011. In the aggregate, currency fluctuations had a minimal impact, increasing reported consolidated revenues for the three months ended March 31, 2011 by 0.3%.

Future revenues will be dependent upon many factors, including the effectiveness of changes that occurred effective April 1, 2010 to improve the efficiency of the Company’s sales channels, described in the “Overview” section above, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the Company’s ability to successfully commercialize its virtual publishing solution currently under development, the timing of other new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 50.3% for the three months ended March 31, 2011, compared to 47.1% for the same period in 2010. Gross profit as a percentage of revenues for the current-year period benefitted from increased selling prices primarily for consumable products in the Company’s U.S. and major European markets, reflecting the impact of removing distributors from these markets effective April 1, 2010. Also favorably impacting margins in the current-year period were improvements in service-related margins, stemming from an increase in maintenance contract revenues coupled with reductions in support costs as a result of changes initiated in 2010 in the Company’s global service model. The service cost reductions included lower compensation from a reduction in personnel, a reduced requirement for replacement parts under maintenance contracts and the sale of lower cost on-site maintenance contracts. Margins in the current period also benefitted from the finalization of a regulatory audit by the German customs office that resulted in a nonrecurring refund of customs duty costs incurred by the Company’s German subsidiary in prior years.

Partially offsetting the favorable impact of the above on gross profit as a percentage of revenue was the impact of a general shift in the mix of sales to lower margin products. Sales of Professional Series products increased 44% in the current period and comprised 17% of total revenue, compared to 14% in the same period last year, driven primarily by increased sales in the U.S. retail market segment. Professional Series products generally carry lower selling prices and gross margins than Producer Series products. Additionally, sales in the retail market generally carry lower selling prices than other markets, further decreasing Professional series equipment margins in the current period. Sales of media and media kits, which have lower margins than sales of ribbons and ink cartridges, increased 113% in the current period, and comprised 27% of sales in the current-year period compared to 15% in the prior-year period. Conversely, sales of ribbons and ink cartridges declined by 18% and comprised 24% of sales in the current period, compared to 34% in the same period last year.

Future gross profit margins will continue to be affected by many factors, including the impact of the changes in the Company’s sales distribution model described above, product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.6 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, representing 7% and 8% of revenues in the respective periods. The Company incurred a higher level of compensation costs in the current period associated with personnel additions to support the development of an online virtual publishing solution and other new products. Rimage anticipates expenditures in research and development in the second quarter 2011 will increase approximately 10% from that of the first quarter.

Selling, general and administrative expenses for the three months ended March 31, 2011 amounted to $6.9 million, or 32% of revenues, compared to expenses in the same prior-year period of $6.3 million, or 34% of revenues. The rise in expenses in the current-year period primarily reflects the impact of continued investments made to strengthen the Company’s core business and implement its growth strategy. Such costs included investments in the Company’s sales and marketing organization to support solutions-based sales, increased compensation-related and travel costs stemming from personnel additions, including costs to restructure the European sales organization, increased legal expenses associated with the acquisition of a minority equity interest in BriefCam, increased consulting costs and expenses incurred by the Company’s majority-owned Chinese joint venture to establish its support infrastructure. Partially offsetting these increases were decreases in expenses for audit services, promotional programs and recruiting activities. Rimage anticipates expenditures for selling, general and administrative activities in the second quarter to be comparable to first quarter 2011 expense levels.

Other income, net. The Company recognized net interest income on cash and marketable securities of $0.1 million and $0.2 million for the three month periods ended March 31, 2011 and 2010, respectively. The reduction in interest income in the current-year period was the result of a decline in average effective yields relative to the same prior-year period due to a shift in investments to lower yield money market and U.S. Treasury securities. Partially offsetting the impact of the reduction in effective yields was a $6.8 million increase in average cash equivalent and marketable securities balances for the three months ended March 31, 2011 compared to the same period in the prior year. Other income for the three months ended March 31, 2011 also includes net losses on foreign currency transactions of $33,000, compared to net losses of $27,000 for the same period in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three month periods ended March 31, 2011 and 2010 amounted to $0.9 million and $0.4 million, respectively, or 37.2% and 36.2% of income before taxes for the respective periods. The effective tax rate for the current-year period was unfavorably impacted as a result of not recording a tax benefit on a projected increase in foreign operating losses related to the operations of the Company’s joint venture in China. Also unfavorably impacting the effective tax rate for the current period was the impact of a significantly reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income. Favorable impacts to the effective tax rate in the current period included the reinstatement of the federal research credit, for which no benefit was available in same period last year, and a projected increase in the relative benefit from the Section 199 deduction.

Net income / net income per share. Resulting net income attributable to Rimage for the three months ended March 31, 2011 was $1.5 million, or 7% of revenues, compared to $0.7 million, or 4% of revenues, for the same prior-year period. Related net income per diluted share was $0.16 for the three months ended March 31, 2011, compared to $0.07 per diluted share for the respective prior-year period.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At March 31, 2011, the Company had working capital of $122.6 million, up $2.3 million from working capital reported at December 31, 2010. The increase was primarily the result of the generation of net income adjusted for non-cash items of $2.4 million and a $2.5 million increase in non-current deferred income from sales of maintenance contracts, partially offset by the use of cash to purchase a $2.0 million minority equity interest in BriefCam and $0.5 million in property and equipment and the recognition of $1.0 million of dividends payable at March 31, 2011. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2011. The repurchase program has been funded to date using cash on hand. As of March 31, 2011, 305,540 shares were available for repurchase under the authorizations. The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives or alliances.

On February 23, 2011, the Company’s board of directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15, 2011, to shareholders of record as of March 31, 2011. The dividend issuance is expected to result in future quarterly payments of approximately $1 million.

Net cash provided by operating activities totaled $3.1 million for the three months ended March 31, 2011, compared to $0.8 million in the same prior-year period. The $2.3 million increase in cash provided by operating activities resulted from a $1.0 million increase in net income adjusted for non-cash items and a $1.3 million increase in cash provided by changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $3.3 million in deferred income and $0.6 million in accrued compensation, partially offset by unfavorable changes in receivables of $1.7 million and trade accounts payable of $0.9 million. The change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the current period under a multi-system sales agreement obtained in the second quarter of 2010. The unfavorable change in receivables was the result of increased sales in February and March of 2011 compared to the same months in 2010. The unfavorable change in trade accounts payable occurred largely as a result of payments in the current period of previously accrued non-recurring engineering charges under a development agreement and the timing of other payments for trade payables.

Investing activities used net cash of $2.5 million for the three months ended March 31, 2011, compared to net cash provided of $9.9 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $12.6 million in maturities of marketable securities during the three months ended March 31, 2010, with no comparable maturities in the current period, and a $2 million equity investment in BriefCam in the current period. Purchases of property and equipment during the three months ended March 31, 2011 and 2010 amounted to $0.5 million and $2.7 million, respectively. Capital expenditures in the current-year period consisted primarily of the first installment payment of $0.4 million for software source code, acquired and capitalized by the Company’s Chinese joint venture in late 2010. Capital expenditures in the prior-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures in the prior-year period consisted primarily of costs to support the Company’s information technology related requirements.

Financing activities generated net cash of $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, consisting primarily of proceeds from stock option exercises.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2011.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 91% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the Company’s ability to successfully commercialize its virtual publishing solution currently under development; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the Company’s ability to maintain adequate inventory of products; the Company’s ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of March 31, 2011. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date: May 9, 2011	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)