Form 10-Q
period 2011-06-30
RIMAGE CORP
filed 2011-08-08
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011; OR

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

Common Stock outstanding at July 31, 2011 -- 9,470,226 shares of $.01 par value Common Stock.

RIMAGE CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited - in thousands, except share data)

Assets	June 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$112,491	$107,982
Marketable securities	6,590	8,790
Receivables, net of allowance for doubtful accounts and sales returns of $278 and $286, respectively	13,798	13,764
Inventories	5,817	4,502
Prepaid income taxes	125	—
Prepaid expenses and other current assets	1,295	1,069
Deferred income taxes - current	457	425
Total current assets	140,573	136,532

Property and equipment, net of accumulated depreciation and amortization of $11,195 and $10,471, respectively	6,656	7,528
Deferred income taxes - non-current	2,711	2,509
Other assets - non-current	3,894	1,475
Total assets	$153,834	$148,044

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$5,520	$6,045
Accrued compensation	3,122	3,821
Other accrued expenses	650	663
Dividends payable	959	—
Income taxes payable	—	139
Deferred income and customer deposits	7,427	5,615
Other current liabilities	27	20
Total current liabilities	17,705	16,303

Long-term liabilities:
Deferred income - non-current	4,501	2,225
Income taxes payable - non-current	247	215
Other non-current liabilities	366	664
Total long-term liabilities	5,114	3,104
Total liabilities	22,819	19,407

Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,588,712 and 9,479,272 respectively	96	95
Additional paid-in capital	44,215	43,062
Retained earnings	85,453	84,657
Accumulated other comprehensive income	809	317
Total Rimage stockholders’ equity	130,573	128,131
Noncontrolling interest	442	506
Total stockholders’ equity	131,015	128,637

Total liabilities and stockholders’ equity	$153,834	$148,044

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Product	$17,235	$19,808	$36,016	$35,653
Service	2,959	2,495	5,634	5,020
Total revenues	20,194	22,303	41,650	40,673
Cost of revenues:
Product	8,709	9,858	17,918	17,613
Service	1,606	1,810	3,069	3,773
Total cost of revenues	10,315	11,668	20,987	21,386
Gross profit	9,879	10,635	20,663	19,287

Operating expenses:
Research and development	1,516	1,417	3,068	2,858
Selling, general and administrative	6,543	6,030	13,449	12,297
Total operating expenses	8,059	7,447	16,517	15,155

Operating income	1,820	3,188	4,146	4,132

Other income (expense):
Interest, net	52	128	119	296
Gain (loss) on currency exchange	3	(5)	(30)	(32)
Other, net	—	—	—	4
Total other income, net	55	123	89	268

Income before income taxes	1,875	3,311	4,235	4,400
Income tax expense	728	1,258	1,605	1,652
Net income	1,147	2,053	2,630	2,748
Net loss attributable to the noncontrolling interest	59	—	74	—

Net income attributable to Rimage	$1,206	$2,053	$2,704	$2,748

Net income per basic share	$0.12	$0.22	$0.28	$0.29

Net income per diluted share	$0.12	$0.22	$0.28	$0.29

Basic weighted average shares outstanding	9,559	9,531	9,526	9,504

Diluted weighted average shares outstanding	9,589	9,608	9,565	9,588

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited - in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,630	$2,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255	917
Deferred income tax benefit	(353)	(72)
Loss on disposal of property and equipment	30	1
Stock-based compensation	967	1,002
Excess tax benefits from stock-based compensation	(11)	(22)
Changes in operating assets and liabilities:
Receivables	131	(716)
Inventories	(1,145)	(2,886)
Prepaid income taxes/income taxes payable	(97)	196
Prepaid expenses and other current assets	3	(319)
Trade accounts payable	(576)	2,658
Accrued compensation	(778)	(1,183)
Other accrued expenses and other current liabilities	(3)	(77)
Deferred income and customer deposits	4,008	(1,086)

Net cash provided by operating activities	6,061	1,161

Cash flows from investing activities:
Purchase of stock in software company	(2,000)	—
Maturities and sales of marketable securities	2,100	19,954
Issuance of note receivable	(500)	—
Purchases of property and equipment	(639)	(3,361)

Net cash provided by (used in) investing activities	(1,039)	16,593

Cash flows from financing activities:
Payment of dividends	(950)	—
Principal payments on capital lease obligations	(10)	(9)
Excess tax benefits from stock-based compensation	11	22
Proceeds from stock option exercises	204	536

Net cash provided by (used in) financing activities	(745)	549

Effect of exchange rate changes on cash	232	(201)

Net increase in cash and cash equivalents	4,509	18,102

Cash and cash equivalents, beginning of period	107,982	72,507

Cash and cash equivalents, end of period	$112,491	$90,609

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,057	$1,520

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

(2)        Stock-Based Compensation

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2011, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,730,320 shares. At June 30, 2011, a total of 780,260 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

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

Under the guidance of the Stock Compensation Topic of the Codification, stock-based compensation expense is determined based on the grant-date fair value and is recognized on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not an option is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed.

The Company recognized stock-based compensation costs of $497,000 and $967,000 for the three and six months ended June 30, 2011, respectively, compared to $536,000 and $1,002,000 for the comparable periods in 2010. Cash received from the exercise of stock options was $204,000 and $536,000 for the six months ended June 30, 2011 and 2010, respectively. The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $17,000 and $45,000 during the six months ended June 30, 2011 and 2010, respectively, recorded as a reduction of additional paid-in capital in both periods.

Stock Options

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Expected life of options in years	4.75	4.75

Risk-free interest rate	1.60% - 2.05%	1.88% - 2.65%

Expected volatility	46.2% - 48.1%	49.2% - 49.6%

Expected dividend yield	2.7% - 3.0%	0.0%

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2010 and 2011, as specified by Staff Accounting Bulletin (“SAB”) No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies,” which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. The expected dividend yield for 2010 grants was zero as the Company had not paid or declared any cash dividends to date on its common stock, and did not have plans at that time to pay dividends. With the approval by the Company’s Board of Directors effective February 23, 2011 of a quarterly dividend policy, the Company has computed an expected dividend rate for grants awarded in the first half of 2011 based on the relationship of the expected dividend to the stock price on the date of grant.

Other information pertaining to stock options is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Number of options granted	88	142	103	217
Fair value of options granted	$421	$1,093	$498	$1,650
Per share weighted average fair value of options granted	$4.80	$7.71	$4.85	$7.61
Total fair value of stock options vested	$1,001	$1,116	$1,140	$1,116
Total intrinsic value of stock options exercised	$66	$462	$204	$528
Total intrinsic value of stock options outstanding	$177	$1,341	$177	$1,341
Compensation expense recognized for stock options	$366	$420	$734	$781

Restricted Stock

Restricted stock and restricted stock units are valued based on the market value of the Company’s shares on the date of grant, which was equal to the intrinsic value of the shares on that date. These awards vest and the restrictions lapse over varying periods from the date of grant. The Company recognizes compensation expense for the intrinsic value of the restricted awards ratably over the vesting period. Information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Number of restricted stock and restricted stock units granted	92	18	92	23
Fair value of restricted stock and restricted stock units granted	$1,337	$307	$1,337	$383
Per share weighted average fair value of restricted stock and restricted stock units granted	$14.61	$17.57	$14.61	$17.03
Total fair value of restricted stock and restricted stock units vested	$258	$303	$276	$476
Compensation expense recognized for restricted stock and restricted stock units	$131	$116	$233	$221

(3)        Accounting for Uncertainty in Income Taxes

As of June 30, 2011 and December 31, 2010, the Company’s liability for gross unrecognized tax benefits totaled $384,000 and $360,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $50,000 and $43,000 on a gross basis at June 30, 2011 and December 31, 2010, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)        Marketable Securities

Marketable securities consist primarily of municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of June 30, 2011 and December 31, 2010 have original maturities ranging from three to 12 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at June 30, 2011 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)        Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Finished goods and demonstration equipment	$2,020	$1,521
Purchased parts and subassemblies	3,797	2,981
	$5,817	$4,502

(6)        Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$1,147	$2,053	$2,630	$2,748
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	177	(486)	552	(834)
Change in net unrealized gain on marketable securities, net of taxes	(25)	(45)	(50)	(100)
Total comprehensive income	1,299	1,522	3,132	1,814
Net loss attributable to the noncontrolling interest	59	—	74	—
Foreign currency translation adjustment attributable to the noncontrolling interest	(7)	—	(10)	—
Comprehensive loss attributable to the noncontrolling interest	52	—	64	—
Comprehensive income attributable to Rimage	$1,351	$1,522	$3,196	$1,814

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

As of June 30, 2011, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $593,000. These contracts mature during July 2011 and bear exchange rates ranging from 1.4103 to 1.4479 U.S. Dollars per Euro. As of June 30, 2011, the fair value of foreign exchange contracts resulted in a net loss position of approximately $8,000, which is recorded in other current liabilities.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Six Months Ended June 30,
Derivative Instrument	Location	2011	2010

Foreign Exchange Contracts	Loss on currency exchange	$14	$101

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of June 30, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	June 30, 2011	Location	June 30, 2011

Foreign Exchange Contracts	Other current assets (1)	$—	Other current liabilities(1)	$8

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Assets
Available-for-sale securities	$6,590	$—	$6,590	$—
Liabilities
Foreign currency forward exchange contracts	$8	$—	$8	$—

December 31, 2010:
Assets
Available-for-sale securities	$8,790	$—	$8,790	$—
Liabilities
Foreign currency forward exchange contracts	$2	$—	$2	$—

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

(9)        Common Stock

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under Board authorizations originally providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010 and did not repurchase any shares of its common stock during the six months ended June 30, 2011. The repurchase program has been funded to date using cash on hand. As of June 30, 2011, 305,540 shares were available for repurchase under the authorizations. The Company resumed repurchases under the program in July 2011, and purchased an additional 118,486 shares through July 31, 2011 at an average price of $15.12 per share. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. As of July 31, 2011, 687,054 shares were available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15 to shareholders of record as of March 31, resulting in the payment of $950,000 in the second quarter. On June 15, 2011, the Board approved a dividend of $0.10 per share to shareholders of record as of June 30 payable July 15. The condensed consolidated balance sheet as of June 30, 2011 reflects an associated current liability of $959,000 in dividends payable with an offsetting charge to retained earnings. On July 26, 2011, the Board declared a third dividend of $0.10 per share to shareholders of record on September 1 payable on September 15, 2011.

(10)    Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU in the first quarter of 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which was adopted in the first quarter of 2011. No transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy occurred or were required during the six months ended June 30, 2011. The Company’s adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to the financial statement presentation of comprehensive income. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity, and require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. This new guidance is to be applied retrospectively beginning with the first quarter of 2012. These amendments will not have an impact on the Company’s consolidated financial position, results of operations or cash flows, but will impact the presentation of its consolidated financial statements.

(11)    Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,191,000 and 1,138,000 for the three and six months ended June 30, 2011, respectively, and weighted average common shares of 1,100,000 and 1,088,000 for the three and six months ended June 30, 2010, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Shares outstanding at end of period	9,589	9,551	9,589	9,551

Basic weighted average shares outstanding	9,559	9,531	9,526	9,504

Dilutive effect of stock options/restricted stock units	30	77	39	84
Total diluted weighted average shares outstanding	9,589	9,608	9,565	9,588

Net income attributable to Rimage	$1,206	$2,053	$2,704	$2,748

Basic net income per common share	$0.12	$0.22	$0.28	$0.29

Diluted net income per common share	$0.12	$0.22	$0.28	$0.29

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

RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 purchase price for the software source code in other non-current assets and recorded the associated liability in current accounts payable ($400,000) and other non-current liabilities ($600,000) in the accompanying condensed consolidated balance sheets as of December 31, 2010. RIT paid the first installment payment of $400,000 for the purchase of the software source code to TEDPC during the first quarter of 2011, and the remaining liability is included in current accounts payable ($300,000) and other non-current liabilities ($300,000) as of June 30, 2011. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the three and six months ended June 30, 2011, was approximately $50,000 and $100,000, respectively. Accumulated amortization was approximately $175,000 and $75,000 as of June 30, 2011, and December 31, 2010, respectively.

The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the six months ended June 30, 2011, RIT earned revenues of $292,000 and incurred a net loss of $151,000, of which $74,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity included $442,000 and $506,000 attributable to the noncontrolling interest as of June 30, 2011, and December 31, 2010, respectively.

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

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.29 million at June 30, 2011 and is included in other noncurrent assets in the condensed consolidated balance sheets.

(15)    Notes Receivable

In mid 2010, the Company entered into a software license and development agreement with a third party software developer to develop to Rimage’s specifications certain elements of a new virtual publishing solution currently under development. The agreement required the Company to pay software development fees to the software company based on achievement of established development milestones and license fees based on 25% of fees collected by the Company from future sales of the virtual publishing solution. In May 2011, the Company and the software company executed an amendment to the software license and development agreement under which the software company agreed to release the Company from the requirement to pay a license fee based on future sales, and in exchange, the Company agreed to extend a $500,000 loan to the software company bearing interest at a rate of 4.75% per annum. Under the amended agreement, Rimage will forgive repayment of the loan and accrued interest upon successful commercialization of the virtual publishing solution. In the event that the Company does not commercialize the virtual publishing solution before March 30, 2013, the loan must be repaid by the software company in six installments payable every three months beginning March 30, 2013. This note is included in other noncurrent assets in the condensed consolidated balance sheets as of June 30, 2011. Upon successful commercialization of the virtual publishing solution, the loan will be forgiven and the balance will be reclassified to a prepaid license fee and amortized to cost of revenues over a period of future sales of the virtual publishing solution. As the Company currently expects to commercialize the virtual publishing solution and forgive the note balance and associated accrued interest prior to March 30, 2013, management is not accruing interest receivable on the note at this time.

During the second quarter of 2011, the Company accepted a $334,000 note receivable from a distributor as an extension of payment terms on an open trade accounts receivable balance with the distributor. The note calls for interest at an annual rate of 0.55% and monthly payments of $7,500 through March 2013, at which time all remaining principal and interest become due and payable. As a condition of the note agreement, the distributor must keep its trade receivable account current during the term of the note. The balance of the note at June 30, 2011, was $306,000, of which $88,000 was included in current receivables and $218,000 was included in other noncurrent assets in the condensed consolidated balance sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Revenues	100.0	100.0	(9.5)	100.0	100.0	2.4
Cost of revenues	(51.1)	(52.3)	(11.6)	(50.4)	(52.6)	(1.9)
Gross profit	48.9	47.7	(7.1)	49.6	47.4	7.1
Operating expenses:
Research and development	(7.5)	(6.4)	7.0	(7.4)	(7.0)	7.3
Selling, general and administrative	(32.4)	(27.0)	8.5	(32.2)	(30.2)	9.4
Operating income	9.0	14.3	(42.9)	10.0	10.2	0.3
Other income, net	0.3	0.5	(55.3)	0.2	0.6	(66.8)
Income before income taxes	9.3	14.8	(43.4)	10.2	10.8	(3.8)
Income tax expense	(3.6)	(5.6)	(42.1)	(3.9)	(4.0)	(2.8)
Net income	5.7	9.2	(44.1)	6.3	6.8	(4.3)
Loss attributable to noncontrolling interest	0.3	—	—	0.2	—	—
Net income attributable to Rimage	6.0	9.2	(41.3)	6.5	6.8	(1.6)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 65% and 58% of its consolidated revenues during the six months ended June 30, 2011 and 2010, respectively.

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

In August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. The Chinese healthcare system’s transition from medical film to optical disc for distribution of patient imaging related information is expected to drive growth in the digital medical imaging market in China. As part of the Company’s strategy to participate in this growth opportunity, RIT will deploy a complete digital publishing solution for medical imaging in hospitals in China. The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the six months ended June 30, 2011, RIT earned revenues of $292,000 and incurred a net loss of $151,000, of which $74,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity included $442,000 and $506,000 attributable to the noncontrolling interest as of June 30, 2011, and December 31, 2010, respectively.

In February 2011, the Company made a $2.0 million minority equity investment in BriefCam, Ltd., a surveillance software company, and concurrently converted to equity its $0.3 million convertible note receivable with Briefcam initiated in December 2010. Rimage will utilize Briefcam’s video synopsis software to enhance its video surveillance solution with analytical capabilities.

Results of Operations

Revenues. Total revenues decreased 9% to $20.2 million and increased 2% to $41.7 million for the three and six months ended June 30, 2011, from $22.3 million and $40.7 million for the respective prior-year periods. The decrease in total revenues between the second quarter periods reflects a $2.6 million decrease in product revenues, resulting from a $3.4 million decrease in equipment sales, partially offset by a $0.8 million increase in consumables and parts sales. The increase in total revenues between the year-to-date periods reflects a $0.4 million increase in product revenues, resulting from a $2.7 million increase in consumables and parts sales, partially offset by a $2.3 million decrease in equipment sales. Revenues for the current quarter and year-to-date periods reflect an increase in service-related revenues of $0.5 million and a $0.6 million, respectively, over the corresponding prior-year periods.

The decrease in equipment revenues for the three and six months ended June 30, 2011 was the result of a decrease in the volume of Professional Series product sales of $4.3 million and $3.1 million, respectively, as well as a decrease in the volume of Desktop product sales of $0.2 million and $0.4 million, respectively, partially offset by an increase in sales of Producer Series products of $1.1 million and $1.2 million compared to the respective prior-year periods. The reduction in sales of Professional Series equipment was largely driven by a $3.9 million and $3.3 million decline in sales of these products in the U.S. retail market segment for the current quarter and year-to-date periods, respectively, due primarily to the completion in the first quarter of 2011 of a multi-system sales agreement with a retail customer obtained in the second quarter of 2010. The increase in sales of Producer Series products in the current-year periods was primarily impacted by sales in the second quarter to a U.S. retail customer and increased sales to European channel partners. The shift in the distribution of sales in the current-year periods from Professional to Producer Series equipment resulted in an aggregate increase in average selling prices, which partially offset the impact of decreased sales volumes.

The increase in sales of consumable products in the current quarter was primarily due to a higher volume of sales of ribbons and ink cartridges to U.S. channel partners. The growth in sales of consumable products during the current year-to-date period was driven by a $3.1 million increase in sales of media and media kits, partially offset by a $0.4 million decrease in sales of ribbons and ink cartridges. Sales of media and media kits during the year-to-date period were primarily impacted by increased sales of $2.8 million to a retail customer and generally increased sales to channel partners in the U.S., Europe and Asia. The increase in channel partner sales was impacted by the Company’s sales model change in 2010, which caused key distributors in the U.S. to reduce purchases and sell through remaining media kit inventories in the first quarter of 2010, pending termination of the distributor agreements effective March 31, 2010. The sales model change in 2010 also drove the partially offsetting decline in sales of ribbons and ink cartridges in the current year-to-date period, as U.S. distributors took advantage of favorable pricing and increased their purchases of these products during the three months ended March 31, 2010 to allow continued sales to their resellers after the termination of the distributor relationships with Rimage.

The increase in service-related revenues in the current-year periods was driven by a significant increase in the installed base of systems covered by a maintenance contract, driven largely by the multi-system sales to a retail customer starting in the second quarter of 2010 and continuing through the first quarter of 2011. Partially offsetting the increase in maintenance contract revenues was a decline in sales of installation and repair services during the current-year periods.

Recurring revenues comprised 63% and 65% of total revenues for the three and six months ended June 30, 2011, respectively, compared to 51% and 58% for the respective prior-year periods. Sales of Producer Series product line equipment comprised 21% and 17% of total revenues for the three and six months ended June 30, 2011, respectively, compared to 14% of total revenues in each of the respective prior-year periods. Sales of Professional Series product line equipment comprised 13% and 15% of total revenues in the current year’s second quarter and year-to-date periods, respectively, compared to 31% and 24%, respectively, in the comparable periods of the prior year. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 3% of revenues in each of the current quarter and year-to-date periods, compared to 4% in each of the respective prior-year periods.

International sales increased $0.4 million and $0.3 million, or 5% and 2% during the three and six months ended June 30, 2011, respectively, compared to the same periods last year, and comprised 40% and 39% of total sales, compared to 34% and 39% in the respective prior-year periods. The increase in international sales was driven by a 37% and 17% increase in sales in the Company’s Asian and Latin American markets for the three and six month periods ended June 30, 2011, respectively, partially offset by decreases in the Company’s European markets of 6% and 4% compared to the respective prior-year periods. In the aggregate, currency fluctuations, generated primarily by the Company’s European operations, increased reported consolidated revenues for the three and six months ended June 30, 2011 by 3.7% and 2.0%, respectively.

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

Gross profit. Gross profit as a percentage of total revenues was 48.9% and 49.6% for the three and six months ended June 30, 2011, respectively, compared to 47.7% and 47.4% for the same periods in 2010. Contributing to the higher margins in the current-year periods were improvements in service-related margins, stemming from an increase in maintenance contract revenues coupled with reductions in support costs as a result of changes initiated in 2010 in the Company’s global service model. The service cost reductions included lower compensation from a reduction in personnel, a reduced requirement for replacement parts under maintenance contracts, and the sale of lower cost on-site maintenance contracts. Also favorably impacting gross profit as a percentage of revenue in the current-year periods was the impact of a shift in the mix of equipment sales to higher margin products, due primarily to the decrease in sales of Professional Series products relative to Producer Series products, driven primarily by decreased sales in the U.S. retail market segment. The improvement in equipment margins occurred as Professional Series products generally carry lower selling prices and gross margins than Producer Series products, and sales in the retail market generally carry lower selling prices than other markets. Gross profit as a percentage of revenues for the current year-to-date period also benefitted from increased selling prices primarily for consumable products in the Company’s U.S. and major European markets, reflecting the impact of removing distributors from these markets effective April 1, 2010.

Gross profit as a percentage of total revenue in the current year’s second quarter and year-to-date periods was unfavorably impacted by higher media prices and air freight costs to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 11, 2011 earthquake and tsunami in Japan, reducing gross margins by 1.4 and 0.7 percentage points, respectively. The Company believes the unfavorable impact of this event is primarily confined to the second quarter of 2011, as its suppliers have now restored their operations and the transportation network has recovered. Gross margins were also unfavorably impacted in the current year-to-date period by an increased volume and concentration of sales of media and media kits, which have lower margins than sales of ribbons and ink cartridges, and comprised 25% of sales in the current year-to-date period compared to 18% in the comparable prior-year period.

Future gross profit margins will continue to be affected by many factors, including the impact of the changes in the Company’s sales distribution model described above, product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.

Operating expenses. Research and development expenses totaled $1.5 million and $3.1 million for the three and six months ended June 30, 2011, respectively, representing 8% and 7% of revenues in the respective periods. Expenses for the same prior-year periods totaled $1.4 million and $2.9 million, representing 6% and 7% of revenues, respectively. The increased expense levels in the current-year periods resulted from a higher level of compensation costs associated with personnel additions as well as other costs to support the development of an online virtual publishing solution and other new products in the Company’s disc publishing business. The Company also incurred personnel and infrastructure costs of approximately $37,000 and $93,000 for the three and six months ended June 30, 2011, respectively, to support operations for a newly established development center in India. Rimage anticipates expenditures in research and development in the third quarter 2011 will increase approximately 10% from that of the second quarter.

Selling, general and administrative expenses for the three and six months ended June 30, 2011 amounted to $6.5 million and $13.4 million, respectively, or 32% of revenues in each period, compared to expenses in the same prior-year periods of $6.0 million and $12.3 million, or 27% and 30% of revenues, respectively. The rise in expenses in the current-year periods primarily reflects the impact of continued investments made to strengthen the Company’s core business and implement its growth strategy. Such costs included investments in the Company’s sales and marketing organization to support solutions-based sales, increased compensation-related costs stemming from personnel additions, including costs to restructure the European sales organization, increased consulting costs, and expenses incurred by the Company’s majority-owned Chinese joint venture as it continued to establish its employee base and support infrastructure. Increased legal expenses associated with the acquisition of a minority equity interest in BriefCam further impacted the current year-to-date period. Also contributing to the increase in expenses was the impact of currency fluctuations primarily affecting the Company’s European operations, which increased expense $0.2 million in each of the current-year periods. Partially offsetting these increases were decreases in expenses for promotional programs and recruiting activities. Rimage anticipates expenditures for selling, general and administrative activities in the third quarter to increase approximately 5% from second quarter 2011 expense levels.

Other income, net. The Company recognized net interest income on cash and marketable securities of $52,000 and $119,000 for the three and six months ended June 30, 2011, respectively, compared to $128,000 and $296,000 for the comparable periods in 2010. The reduction in interest income in the current-year periods was the result of a decline in average effective yields relative to the same prior-year periods due to a shift in investments to lower yield money market and U.S. Treasury securities. Partially offsetting the impact of the reduction in effective yields were increases of $10.5 million and $8.5 million in average cash equivalent and marketable securities balances for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year. Other income for the three and six months ended June 30, 2011 also includes a net gain of $3,000 and a net loss of $30,000, respectively, on foreign currency transactions, compared to net losses of $5,000 and $32,000 for the same periods in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and six months ended June 30, 2011 amounted to $0.7 million and $1.6 million, respectively, or 38.8% and 37.9% of income before taxes for the respective periods. Income tax expense for the three and six months ended June 30, 2010 amounted to $1.3 million and $1.7 million, respectively, or 38.0% and 37.5% of income before taxes for each respective period. The effective tax rate for the current-year periods was unfavorably impacted as a result of not recording a tax benefit on a projected increase in foreign operating losses related to the operations of the Company’s joint venture in China. Also unfavorably impacting the effective tax rate for the current periods was the impact of a significantly reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income. Favorable impacts to the effective tax rate in the current-year periods included the reinstatement of the federal research credit, for which no benefit was available in the same periods last year, and a projected increase in the relative benefit from the Section 199 deduction.

Net income / net income per share. Resulting net income attributable to Rimage for the three and six months ended June 30, 2011 was $1.2 million and $2.7 million, respectively, or 6% of revenues in both periods, compared to $2.1 million and $2.7 million, respectively, or 9% and 7% of revenues, for the same prior-year periods. Related net income per diluted share was $0.12 and $0.28 for the three and six months ended June 30, 2011, compared to $0.22 and $0.29 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At June 30, 2011, the Company had working capital of $122.9 million, up $2.7 million from working capital reported at December 31, 2010. The increase was primarily the result of the generation of net income adjusted for non-cash items of $4.5 million, a $2.3 million increase in non-current deferred income from sales of maintenance contracts and proceeds of $0.2 million from stock option exercises, partially offset by the use of cash to purchase a $2.0 million minority equity interest in BriefCam, payment of $1.0 million in dividends, the recognition of $1.0 million of dividends payable at June 30, 2011, purchases of property and equipment of $0.6 million, and the issuance of a $0.5 million note receivable. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010 and did not repurchase any shares of its common stock during the six months ended June 30, 2011. The repurchase program has been funded to date using cash on hand. As of June 30, 2011, 305,540 shares were available for repurchase under the authorizations. The Company resumed repurchases under the program in July 2011, and purchased an additional 118,486 shares through July 31, 2011 at an average price of $15.12 per share. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. As of July 31, 2011, 687,054 shares were available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15 to shareholders of record as of March 31, resulting in the payment of $950,000 in the second quarter. On June 15, 2011, the Board declared a dividend of $0.10 per share to shareholders of record on June 30 payable on July 15, resulting in the recognition of $959,000 in dividends payable at June 30, 2011. On July 26, 2011, the Board declared a third dividend of $0.10 per share to shareholders of record on September 1 payable on September 15, 2011. The timing of this dividend will result in two cash payments during the third quarter, after which the Company expects future quarterly payments of approximately $1 million.

The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives, alliances or acquisitions.

Net cash provided by operating activities totaled $6.1 million for the six months ended June 30, 2011, compared to $1.2 million in the same prior-year period. The $4.9 million increase in cash provided by operating activities resulted from a $5.0 million increase in cash provided by changes in operating assets and liabilities, partially offset by a $0.1 million decrease in net income adjusted for non-cash items. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $5.1 million in deferred income, $1.7 million in inventories, $0.8 million in receivables and $0.5 million in accrued compensation and other accrued expenses, partially offset by an unfavorable change in trade accounts payable of $3.2 million. The change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the current year’s first quarter under a multi-system sales agreement obtained in the second quarter of 2010, followed by a significant volume of retail contract renewals in the second quarter. The favorable change in inventories was the result of a larger volume of inventory additions in the prior period’s second quarter impacted by the Company’s preparation for expected sales orders under the retail sales agreement completed in the second quarter 2010 and also a change in the Company’s sales model effective April 1, 2010 under which it began selling products to end-user customers through value-added resellers instead of through distributors in major markets, requiring increased inventory levels. The unfavorable change in trade accounts payable in the current period was primarily the result of a higher level of inventory purchases remaining in accounts payable at the end of the comparable prior-year period and the timing of other payments for trade payables.

Investing activities used net cash of $1.0 million for the six months ended June 30, 2011, compared to net cash provided by investing activities of $16.6 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $20 million in maturities of marketable securities during the six months ended June 30, 2010, compared to $2.1 million of maturities in the current period, a $2 million equity investment in BriefCam and the issuance of a $0.5 million note receivable to a software developer in the current period. Purchases of property and equipment during the six months ended June 30, 2011 and 2010 amounted to $0.6 million and $3.4 million, respectively. Capital expenditures in the current-year period consisted primarily of the first installment payment of $0.4 million for software source code, acquired and capitalized by the Company’s Chinese joint venture in late 2010. Capital expenditures in the prior-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures in the prior-year period consisted primarily of costs to support the Company’s information technology related requirements.

Financing activities used net cash of $0.7 million for the six months ended June 30, 2011, and generated net cash of $0.5 million for the prior-year period. The primary financing use of cash in the current period consisted of $1.0 million in dividend payments, and the primary sources of cash in both periods were proceeds from stock option exercises.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2011.

Recently Issued Accounting Standards

In June 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to the financial statement presentation of comprehensive income. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity, and require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. This new guidance is to be applied retrospectively beginning with the first quarter of 2012. These amendments will not have an impact on the Company’s consolidated financial position, results of operations or cash flows, but will impact the presentation of its consolidated financial statements.

In May 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to fair value measurements. The amendments clarify the application of existing fair value measurement requirements and result in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The Company will apply these amendments prospectively beginning in the first quarter of 2012. The Company does not believe the application of these amendments will have a significant impact on its consolidated financial statements and related disclosures.

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

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 8, 2011	By:	/s/ Sherman L. Black
Sherman L. Black Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2011	By:	/s/ James R. Stewart
James R. Stewart Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

