Form 10-Q
period 2011-09-30
RIMAGE CORP
filed 2011-11-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock outstanding at October 31, 2011 -- 10,302,519 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (unaudited - in thousands, except share data)

Assets	September 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$108,194	$107,982
Marketable securities	6,565	8,790
Receivables, net of allowance for doubtful accounts and sales returns of $300 and $286, respectively	13,506	13,764
Inventories	5,629	4,502
Prepaid expenses and other current assets	1,821	1,069
Deferred income taxes - current	686	425
Total current assets	136,401	136,532
Property and equipment, net of accumulated depreciation and amortization of $11,734 and $10,471, respectively	6,162	7,528
Deferred income taxes - non-current	3,787	2,509
Other assets - non-current	3,828	1,475
Total assets	$150,178	$148,044

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,814	$6,045
Accrued compensation	3,629	3,821
Other accrued expenses	642	663
Income taxes payable	1,328	139
Deferred income and customer deposits	7,400	5,615
Other current liabilities	52	20
Total current liabilities	17,865	16,303

Long-term liabilities:
Deferred income - non-current	4,362	2,225
Income taxes payable - non-current	123	215
Other non-current liabilities	345	664
Total long-term liabilities	4,830	3,104
Total liabilities	22,695	19,407

Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 9,299,519 and 9,479,272 respectively	93	95
Additional paid-in capital	44,679	43,062
Retained earnings	81,840	84,657
Accumulated other comprehensive income	467	317
Total Rimage stockholders’ equity	127,079	128,131
Noncontrolling interest	404	506
Total stockholders’ equity	127,483	128,637

Total liabilities and stockholders’ equity	$150,178	$148,044

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$17,304	$20,948	$53,320	$56,601
Service	3,017	2,419	8,651	7,439
Total revenues	20,321	23,367	61,971	64,040
Cost of revenues:
Product	8,217	9,912	26,135	27,525
Service	1,688	1,763	4,757	5,536
Total cost of revenues	9,905	11,675	30,892	33,061
Gross profit	10,416	11,692	31,079	30,979

Operating expenses:
Research and development	1,547	1,796	4,615	4,654
Selling, general and administrative	6,731	6,412	20,180	18,709
Total operating expenses	8,278	8,208	24,795	23,363
Operating income	2,138	3,484	6,284	7,616

Other income (expense):
Interest, net	50	110	169	406
Gain (loss) on currency exchange	26	38	(4)	6
Other, net	(1)	—	(1)	4
Total other income, net	75	148	164	416

Income before income taxes	2,213	3,632	6,448	8,032
Income tax expense	774	1,335	2,379	2,987
Net income	1,439	2,297	4,069	5,045
Net loss attributable to the noncontrolling interest	43	30	117	30
Net income attributable to Rimage	$1,482	$2,327	$4,186	$5,075

Net income per basic share	$0.16	$0.24	$0.44	$0.53

Net income per diluted share	$0.16	$0.24	$0.44	$0.53

Basic weighted average shares outstanding	9,432	9,559	9,495	9,522

Diluted weighted average shares outstanding	9,450	9,621	9,528	9,600

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,069	$5,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,877	1,445
Deferred income tax benefit	(1,688)	252
Loss on disposal of property and equipment	28	5
Stock-based compensation	1,431	1,486
Excess tax benefits from stock-based compensation	(13)	(21)
Changes in operating assets and liabilities:
Receivables	273	(868)
Inventories	(1,053)	(1,480)
Prepaid income taxes/income taxes payable	1,263	(226)
Prepaid expenses and other current assets	(525)	124
Trade accounts payable	(1,314)	1,454
Accrued compensation	(221)	(203)
Other accrued expenses and other current liabilities	1	(321)
Deferred income and customer deposits	3,888	(646)

Net cash provided by operating activities	8,016	6,046

Cash flows from investing activities:
Purchase of stock in software company	(2,000)	—
Maturities and sales of marketable securities	2,100	21,013
Issuance of note receivable	(500)	—
Purchases of property and equipment	(738)	(3,817)

Net cash provided by (used in) investing activities	(1,138)	17,196

Cash flows from financing activities:
Repurchase of common stock	(4,161)	—
Payment of dividends	(2,845)	—
Contribution from noncontrolling interest	—	588
Proceeds from stock option exercises	215	536
Principal payments on capital lease obligations	(15)	(14)
Excess tax benefits from stock-based compensation	13	21

Net cash provided by (used in) financing activities	(6,793)	1,131

Effect of exchange rate changes on cash	127	(1)

Net increase in cash and cash equivalents	212	24,372

Cash and cash equivalents, beginning of period	107,982	72,507

Cash and cash equivalents, end of period	$108,194	$96,879

Supplemental disclosures of net cash paid during the period for:
Income taxes	$2,936	$3,014

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business

Rimage Corporation (the “Company” or “Rimage”) develops, manufactures and markets workflow-integrated digital publishing solutions that are used by businesses to produce CD, DVD and Blu-ray Discs™ with customized content and durable disc labeling. Rimage distributes its publishing systems from its operations in the United States, Germany, Japan and its joint venture operation in China. The Company also distributes related consumables for use with its systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media. As discussed in Note 16, effective October 10, 2011, the Company acquired Qumu, Inc. (“Qumu”). Qumu, a wholly-owned subsidiary of the Company, is a leading supplier of enterprise video communication solutions and social enterprise applications for business.

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

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non- qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2011, the Company’s shareholders approved amendments to the 2007 Plan, including an increase in the number of shares authorized for issuance by 500,000 shares to a total of 1,730,320 shares. At September 30, 2011, a total of 784,277 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued beginning May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock unit awards issued to employees and non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.

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

The Company recognized stock-based compensation costs of $464,000 and $1,431,000 for the three and nine months ended September 30, 2011, respectively, compared to $484,000 and $1,486,000 for the comparable periods in 2010. Cash received from the exercise of stock options was $215,000 and $536,000 for the nine months ended September 30, 2011 and 2010, respectively. The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $28,000 and $48,000 during the nine months ended September 30, 2011 and 2010, respectively, recorded as a reduction of additional paid-in capital in both periods.

Stock Options

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The following key assumptions were utilized in valuing option awards issued during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010

Expected life of options in years	4.75	4.75

Risk-free interest rate	0.83% - 2.05%	1.60% - 2.65%

Expected volatility	46.2% - 48.1%	49.2% - 49.6%

Expected dividend yield	2.7% - 5.1%	0.0%

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2010 and 2011, as described in the Stock Compensation Topic of the Codification, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. The expected dividend yield for 2010 grants was zero as the Company had not paid or declared any cash dividends to date on its common stock, and did not have plans at that time to pay dividends. With the approval by the Company’s Board of Directors effective February 23, 2011 of a quarterly dividend policy, the Company has computed an expected dividend rate for grants awarded in the first nine months of 2011 based on the relationship of the expected dividend to the stock price on the date of grant.

Other information pertaining to stock options is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Number of options granted	1	67	104	284
Fair value of options granted	$5	$488	$503	$2,138
Per share weighted average grant-date fair value of options granted	$3.42	$7.23	$4.83	$7.52
Total fair value of stock options vested	$210	$84	$1,350	$1,053
Total intrinsic value of stock options exercised	$10	$—	$214	$528
Total intrinsic value of stock options outstanding	$132	$1,676	$132	$1,676
Compensation expense recognized for stock options	$323	$352	$1,057	$1,133

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Number of restricted stock and restricted stock units granted	1	5	93	28
Fair value of restricted stock and restricted stock units granted	$19	$84	$1,356	$467
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$13.36	$16.77	$14.59	$16.98
Total fair value of restricted stock and restricted stock units vested	$72	$79	$349	$555
Compensation expense recognized for restricted stock and restricted stock units	$141	$132	$374	$353

(3)	Accounting for Uncertainty in Income Taxes

As of September 30, 2011 and December 31, 2010, the Company’s liability for gross unrecognized tax benefits totaled $294,000 and $360,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $17,000 and $43,000 on a gross basis at September 30, 2011 and December 31, 2010, respectively. During the third quarter of 2011, the Company reduced reserves established in prior years for unrecognized tax benefits amounting to approximately $90,000 as a result of the expiration of the statute of limitations and an Internal Revenue Service audit validating the amounts of prior credits and deductions claimed. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities

Marketable securities consist primarily of municipal securities and corporate securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of September 30, 2011 and December 31, 2010 have original maturities ranging from three to 12 months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. The Company’s marketable securities at September 30, 2011 did not include any auction-rate securities, “high-yield” sub-prime backed paper or other affected securities which are subject to significant market value declines or liquidity issues.

(5)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Finished goods and demonstration equipment	$2,314	$1,521
Purchased parts and subassemblies	3,315	2,981
	$5,629	$4,502

(6)	Comprehensive Income

Comprehensive income consists of the Company’s net income, foreign currency translation adjustments (including adjustments relating to the noncontrolling interest in the Company’s joint venture, Rimage Information Technology (Shanghai) Co., Ltd. - See note 13) and unrealized holding gains and losses from available-for-sale securities. The components of and changes in other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$1,439	$2,297	$4,069	$5,045
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(313)	690	239	(144)
Change in net unrealized gain on marketable securities, net of taxes	(24)	(26)	(74)	(126)
Total comprehensive income	1,102	2,961	4,234	4,775
Net loss attributable to the noncontrolling interest	43	30	117	30
Foreign currency translation adjustment attributable to the noncontrolling interest	(5)	—	(15)	—
Comprehensive loss attributable to the noncontrolling interest	38	30	102	30
Comprehensive income attributable to Rimage	$1,140	$2,991	$4,336	$4,805

(7)	Derivatives

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

As of September 30, 2011, the Company had four outstanding foreign exchange contracts with a notional amount totaling approximately $487,000. These contracts mature during October 2011 and bear exchange rates ranging from 1.3411 to 1.4111 U.S. Dollars per Euro. As of September 30, 2011, the fair value of foreign exchange contracts resulted in a net gain position of approximately $15,000, which is recorded in other current assets.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of income are as follows (in thousands):

		Nine Months Ended September 30,
Derivative Instrument	Location	2011	2010

Foreign Exchange Contracts	Loss on currency exchange	$7	$115

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of September 30, 2011 (in thousands):

Derivative Instrument	Location	September 30, 2011	Location	September 30, 2011

Foreign Exchange Contracts	Other current assets (1)	$15	Other current liabilities (1)	$—

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows:

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Assets
Available-for-sale securities	$6,565	$—	$6,565	$—
Foreign currency forward exchange contracts	$15	$—	$15	$—

December 31, 2010:
Assets
Available-for-sale securities	$8,790	$—	$8,790	$—
Liabilities
Foreign currency forward exchange contracts	$2	$—	$2	$—

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

(9)	Common Stock Repurchases and Dividends

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under Board authorizations originally providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010. The Company did not purchase any shares during the first half of 2011, but resumed repurchases under the program in July 2011, and purchased an additional 292,079 shares through September 30, 2011 at an average price of $14.25 per share. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. The repurchase program has been funded to date using cash on hand. As of September 30, 2011, 513,461 shares were available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15 to shareholders of record as of March 31, resulting in the payment of $950,000 in the second quarter. On June 15, 2011, the Board approved a dividend of $0.10 per share to shareholders of record as of June 30 payable July 15 totaling $959,000. On July 26, 2011, the Board declared a third dividend of $0.10 per share to shareholders of record on September 1 payable on September 15 totaling $936,000, resulting in the cash payment of two quarterly dividends in the third quarter. On October 7, 2011, the Board declared a dividend of $0.17 per share to shareholders of record as of November 30, 2011, payable December 15, 2011.

(10)	Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU in the first quarter of 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which was adopted in the first quarter of 2011. No transfers of assets or liabilities into or out of Levels 1, 2 or 3 of the fair value hierarchy occurred or were required during the nine months ended September 30, 2011. The Company’s adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

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

(11)	Computation of Net Income Per Share of Common Stock

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,226,000 and 1,155,000 for the three and nine months ended September 30, 2011, respectively, and weighted average common shares of 1,188,000 and 1,121,000 for the three and nine months ended September 30, 2010, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Shares outstanding at end of period	9,300	9,551	9,300	9,551

Basic weighted average shares outstanding	9,432	9,559	9,495	9,522

Dilutive effect of stock options/restricted stock units	18	62	33	78
Total diluted weighted average shares outstanding	9,450	9,621	9,528	9,600

Net income attributable to Rimage	$1,482	$2,327	$4,186	$5,075

Basic net income per common share	$0.16	$0.24	$0.44	$0.53

Diluted net income per common share	$0.16	$0.24	$0.44	$0.53

(12)	Contingencies

On August 26, 2011, the Company brought a declaratory judgment action against a California company seeking a declaration that the Company does not infringe on a patent pertaining to methods and systems for providing automated digital data duplication and declaring the patent invalid. On August 30, 2011, the California company filed a lawsuit against the Company and other defendants alleging that the Company infringes on the patent. The Company believes that the allegations of infringement are without merit and intends to defend against these claims vigorously. This case is in the early stages of litigation, and while there can be no assurance as to the outcome of this matter, the Company believes it will not have a material adverse effect on the Company’s financial position or results of operations.

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

The Company capitalized the $1,000,000 purchase price for the software source code in other non-current assets and recorded the associated liability in current accounts payable ($400,000) and other non-current liabilities ($600,000) in the accompanying condensed consolidated balance sheets as of December 31, 2010. RIT paid the first installment payment of $400,000 for the purchase of the software source code to TEDPC during the first quarter of 2011, and the remaining liability is included in current accounts payable ($300,000) and other non-current liabilities ($300,000) as of September 30, 2011. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the three and nine months ended September 30, 2011, was approximately $50,000 and $150,000, respectively. Amortization expense recognized during the three and nine months ended September 30, 2010, was approximately $25,000. Accumulated amortization was approximately $225,000 and $75,000 as of September 30, 2011, and December 31, 2010, respectively.

The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the nine months ended September 30, 2011, RIT earned revenues of $437,000 and incurred a net loss of $240,000, of which $117,000 was attributed to the noncontrolling interest. During the nine months ended September 30, 2010, RIT earned no revenues and incurred a net loss of $60,000, of which $30,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity included $404,000 and $506,000 attributable to the noncontrolling interest as of September 30, 2011, and December 31, 2010, respectively.

(14)	Investment in Software Company

At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd., a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. Rimage will utilize Briefcam’s video synopsis software to enhance its video surveillance solutions with analytical capabilities.

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.29 million at September 30, 2011 and is included in other noncurrent assets in the condensed consolidated balance sheets.

(15)	Notes Receivable

In mid 2010, the Company entered into a software license and development agreement with a third party software developer to develop to Rimage’s specifications certain elements of a new virtual publishing solution currently under development. The agreement required the Company to pay software development fees to the software company based on achievement of established development milestones and license fees based on 25% of fees collected by the Company from future sales of the virtual publishing solution. In May 2011, the Company and the software company executed an amendment to the software license and development agreement under which the software company agreed to release the Company from the requirement to pay a license fee based on future sales, and in exchange, the Company agreed to extend a $500,000 loan to the software company bearing interest at a rate of 4.75% per annum. Under the amended agreement, Rimage will forgive repayment of the loan and accrued interest upon successful commercialization of the virtual publishing solution. In the event that the Company does not commercialize the virtual publishing solution before March 30, 2013, the loan must be repaid by the software company in six installments payable every three months beginning March 30, 2013. This note is included in other noncurrent assets in the condensed consolidated balance sheets as of September 30, 2011. Upon successful commercialization of the virtual publishing solution, the loan will be forgiven and the balance will be reclassified to a prepaid license fee and amortized to cost of revenues over a period of future sales of the virtual publishing solution. As the Company currently expects to commercialize the virtual publishing solution and forgive the note balance and associated accrued interest prior to March 30, 2013, management is not accruing interest receivable on the note at this time.

During the second quarter of 2011, the Company accepted a $334,000 note receivable from a distributor as an extension of payment terms on an open trade accounts receivable balance with the distributor. The note calls for interest at an annual rate of 0.55% and monthly payments of $7,500 through March 2013, at which time all remaining principal and interest become due and payable. As a condition of the note agreement, the distributor must keep its trade receivable account current during the term of the note. The balance of the note at September 30, 2011, was $284,000, of which $89,000 was included in current receivables and $195,000 was included in other noncurrent assets in the condensed consolidated balance sheets.

(16)	Subsequent Event

On October 10, 2011, the Company acquired 100% of the capital stock of Qumu, Inc. (Qumu), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions and social enterprise applications for business. Qumu’s products are expected to complement Rimage’s virtual publishing solution currently under development, and each company is expected to benefit from the other’s existing customer base. Qumu had 2010 revenues of $10.3 million. As a result of the acquisition, Qumu is a wholly-owned subsidiary of the Company.

The aggregate purchase price totaled $52 million, consisting of approximately $39 million in cash and 1,000,000 shares of Rimage’s common stock. For the purposes of calculating the number of shares of common stock issuable in the merger, the parties agreed upon a value of $13.1865 per share. Pursuant to the terms of a lock-up agreement, the shares issued in the merger will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for one-third of the shares at each of 180 days, 270 days and 365 days following the effective date of the merger. Following the acquisition, Qumu’s liabilities consisted of trade payables, accrued operating expenses and deferred income related primarily to active software maintenance contracts. Of the cash amounts payable in the merger, $5.2 million is subject to escrow for a one-year period to secure a possible working capital adjustment and the indemnification obligations to the Company under the Merger Agreement.

On October 10, 2011, the Company appointed Raymond R. Hood as its Senior Vice President and General Manager, Qumu. Mr. Hood was formerly the Chief Executive Officer of Qumu. In connection with Mr. Hood’s hiring, the Company granted Mr. Hood on October 10, 2011, the first day of his employment, a non-qualified stock option to purchase 150,000 shares of the Company’s common stock. The stock option was granted outside of the Company’s current equity incentive plan, the 2007 Plan, as an inducement to accept employment with the Company. The option has an exercise price equal to the closing price of the Company’s common stock on the date of grant, will vest in four equal annual installments on the first four anniversaries of the date of grant, and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the Company’s 2007 Plan.

Additionally, on October 10, 2011, the Company granted to other selected Qumu employees non-qualified stock options to purchase approximately 294,000 shares of the Company’s common stock under the Company’s 2007 Plan with an exercise price equal to the market value on the date of grant. The options become exercisable over a four-year period and expire seven years from the date of grant.

The Company incurred transaction costs associated with the acquisition of Qumu approximating $1.6 million, of which $0.4 million was included in selling, general and administrative expense for the three and nine months ended September 30, 2011. The remaining costs were incurred and recognized in the fourth quarter.

The allocation of the total purchase price for Qumu has not been finalized due to the pending valuation of the tangible and intangible assets and liabilities acquired. However, the Company currently expects that intangible assets (including goodwill) will comprise in excess of 75% of the allocated purchase price in the opening balance sheet. A full disclosure of the purchase price allocation will be included in the Company’s Current Report on Form 8-K expected to be filed in December 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of income.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Revenues	100.0	100.0	(13.0)	100.0	100.0	(3.2)
Cost of revenues	(48.7)	(50.0)	(15.2)	(49.8)	(51.6)	(6.6)
Gross profit	51.3	50.0	(10.9)	50.2	48.4	0.3
Operating expenses:
Research and development	(7.6)	(7.7)	(13.9)	(7.4)	(7.3)	(0.8)
Selling, general and administrative	(33.2)	(27.4)	5.0	(32.7)	(29.2)	7.9
Operating income	10.5	14.9	(38.6)	10.1	11.9	(17.5)
Other income, net	0.4	0.6	(49.3)	0.3	0.7	(60.6)
Income before income taxes	10.9	15.5	(39.1)	10.4	12.6	(19.7)
Income tax expense	(3.8)	(5.7)	(42.0)	(3.8)	(4.7)	(20.4)
Net income	7.1	9.8	(37.4)	6.6	7.9	(19.3)
Loss attributable to noncontrolling interest	0.2	0.1	43.3	0.2	—	290.0
Net income attributable to Rimage	7.3	9.9	(36.3)	6.8	7.9	(17.5)

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

Rimage earns revenues through the sale of equipment, consumables and parts (included in Product revenues in the accompanying condensed consolidated statements of income), as well as maintenance contracts, repair and installation services (included in Service revenues in the condensed consolidated statements of income). Rimage’s recurring revenues (consumables, parts, maintenance contracts and service) comprised 63% and 56% of its consolidated revenues during the nine months ended September 30, 2011 and 2010, respectively.

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

In August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. The Chinese healthcare system’s transition from medical film to optical disc for distribution of patient imaging related information is expected to drive growth in the digital medical imaging market in China. As part of the Company’s strategy to participate in this growth opportunity, RIT will deploy a complete digital publishing solution for medical imaging in hospitals in China. The Company includes the financial statements of RIT in its condensed consolidated financial statements, with the equity and loss attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of income. During the nine months ended September 30, 2011, RIT earned revenues of $437,000 and incurred a net loss of $240,000, of which $117,000 was attributed to the noncontrolling interest. During the nine months ended September 30, 2010, RIT earned no revenues and incurred a net loss of $60,000, of which $30,000 was attributed to the noncontrolling interest. Consolidated stockholders’ equity included $404,000 and $506,000 attributable to the noncontrolling interest as of September 30, 2011, and December 31, 2010, respectively.

In February 2011, the Company made a $2.0 million minority equity investment in BriefCam, Ltd., a surveillance software company, and concurrently converted to equity its $0.3 million convertible note receivable with Briefcam initiated in December 2010. Rimage will utilize Briefcam’s video synopsis software to enhance its video surveillance solutions with analytical capabilities.

On October 10, 2011, the Company acquired 100% of the capital stock of Qumu, Inc. (Qumu). Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions. Qumu had 2010 revenues of $10.3 million, and is targeting revenues of approximately $15 million and $21 million in 2011 and 2012, respectively. Qumu’s products are expected to complement Rimage’s virtual publishing solution currently under development, and each company is expected to benefit from the other’s existing customer base.

Results of Operations

Revenues. Total revenues decreased 13% to $20.3 million and 3% to $62.0 million for the three and nine months ended September 30, 2011, from $23.4 million and $64.0 million for the respective prior-year periods. The decrease in total revenues between the third quarter periods reflects a $3.7 million decrease in product revenues, resulting from a $3.4 million decrease in equipment sales and a $0.3 million decrease in consumables and parts sales. The decrease in total revenues between the year-to-date periods reflects a $3.3 million decrease in product revenues, driven by a $5.8 million decrease in equipment sales, partially offset by a $2.5 million increase in consumables and parts sales. Revenues for the current quarter and year-to-date periods reflect an increase in service-related revenues of $0.6 million and a $1.3 million, respectively, over the corresponding prior-year periods.

The decrease in equipment revenues for the three and nine months ended September 30, 2011 was the result of a decrease in the volume of Professional Series product sales of $3.5 million and $6.6 million, respectively, as well as a decrease in the volume of Desktop product sales of $0.2 million and $0.7 million, respectively, partially offset by an increase in sales of Producer Series products of $0.3 million and $1.5 million compared to the respective prior-year periods. The reduction in sales of Professional Series equipment was largely driven by a $2.6 million and $5.9 million decline in sales of these products in the U.S. retail market segment for the current quarter and year-to-date periods, respectively, due primarily to the completion in the first quarter of 2011 of a multi-system sales agreement with a retail customer obtained in the second quarter of 2010. A $1.1 million sale to a federal law enforcement agency in the third quarter of 2010 also contributed to the decline in Professional equipment revenues as compared to the prior-year periods. The increase in sales of Producer Series products in the current-year periods was primarily impacted by a $1.4 million sale in the third quarter to a federal law enforcement agency, and also for the year-to-date period, sales to a U.S. retail customer in the second quarter. The shift in the distribution of sales in the current-year periods from Professional to Producer Series equipment resulted in an aggregate increase in average selling prices, which partially offset the impact of decreased sales volumes.

The decrease in sales of consumable products in the current quarter relative to the prior-year period occurred as a result of a $0.9 million decrease in sales of media and media kits, partially offset by a $0.3 million increase in sales of ribbons and ink cartridges. The decline in media and media kit sales was driven by a $1.1 million decrease in sales in the U.S. retail market, impacted primarily by the timing of purchases. The growth in sales of consumable products during the current year-to-date period was driven by a $2.2 million increase in sales of media and media kits primarily to U.S. and Asian channel partners and also the U.S. retail market. The increase in channel partner sales was impacted by the Company’s sales model change in 2010, which caused key distributors in the U.S. to reduce purchases and sell through remaining media kit inventories in the first quarter of 2010, pending termination of the distributor agreements effective March 31, 2010.

The increase in service-related revenues in the current-year periods was driven by a significant increase in the installed base of systems covered by a maintenance contract, driven largely by the multi-system sales to a retail customer starting in the second quarter of 2010 and continuing through the first quarter of 2011.

Recurring revenues comprised 60% and 63% of total revenues for the three and nine months ended September 30, 2011, respectively, compared to 51% and 56% for the respective prior-year periods. Sales of Producer Series product line equipment comprised 23% and 19% of total revenues for the three and nine months ended September 30, 2011, respectively, compared to 18% and 16% of total revenues in each of the respective prior-year periods. Sales of Professional Series product line equipment comprised 13% and 15% of total revenues in the current year’s third quarter and year-to-date periods, respectively, compared to 27% and 25%, in the respective periods of the prior year. Remaining revenues in each period were generated by sales of Desktop product line equipment, representing 4% and 3% of revenues in the current quarter and year-to-date periods, compared to 4% in each of the respective prior-year periods.

International sales, before the impact of currency changes, decreased $0.2 million, or 2% and increased $0.2 million, or 1% during the three and nine months ended September 30, 2011, respectively, compared to the same periods last year, and comprised 34% and 37% of total sales, compared to 30% and 36% in the respective prior-year periods. The changes in international sales were driven by an 8% and 14% aggregate increase in sales in the Company’s Asian and Latin American markets for the three and nine month periods ended September 30, 2011, respectively, countered by decreases in the Company’s European markets of 6% and 4% compared to the respective prior-year periods. Without the favorable impact of currency changes, international revenues would have decreased $0.7 million, or 10%, and $1.2 million, or 5%, during the three and nine months ended September 30, 2011, respectively. In the aggregate, currency fluctuations, generated primarily by the Company’s European operations, increased reported consolidated revenues for the three and nine months ended September 30, 2011 by 2.7% and 2.2%, respectively.

The Company expects annual 2011 consolidated revenues to range between $86 million and $88 million, including revenues expected to be generated in the fourth quarter from the Company’s recently acquired subsidiary, Qumu, Inc., ranging from $4 million to $5 million. Future revenues will be dependent upon many factors, including the continued growth of Qumu’s enterprise video communications business, the Company’s ability to successfully commercialize its virtual publishing solution currently under development, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 51.3% and 50.2% for the three and nine months ended September 30, 2011, respectively, compared to 50.0% and 48.4% for the same periods in 2010. Contributing to the higher margins in the current-year periods were improvements in service-related margins, stemming from an increase in maintenance contract revenues coupled with reductions in support costs as a result of changes initiated in 2010 in the Company’s global service model. The service cost reductions included lower compensation from a reduction in personnel, a reduced requirement for replacement parts under maintenance contracts, and the sale of lower cost on-site maintenance contracts. Also favorably impacting gross profit as a percentage of revenue in the current-year periods was a shift in the mix of equipment sales to higher margin products, due primarily to the decrease in sales of Professional Series products relative to Producer Series products, driven primarily by decreased sales in the U.S. retail market segment. The improvement in equipment margins occurred as Professional Series products generally carry lower selling prices and gross margins than Producer Series products, and sales in the retail market generally carry lower selling prices than other markets. Gross profit as a percentage of revenues for the current year-to-date period also benefitted from increased selling prices primarily for consumable products in the Company’s U.S. and major European markets, reflecting the impact of removing distributors from these markets effective April 1, 2010.

Gross profit as a percentage of total revenue in the current year-to-date period was unfavorably impacted by higher media prices and air freight costs in the second quarter to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 11, 2011 earthquake and tsunami in Japan, reducing gross margin by nearly 0.5 percentage points. The unfavorable impact of this event was primarily confined to the second quarter of 2011, as the Company’s suppliers had restored their operations and the transportation network had recovered by the end of the second quarter. Gross margins were also unfavorably impacted in the current year-to-date period by an increased volume and concentration of sales of media and media kits, which have lower margins than sales of ribbons and ink cartridges, and comprised 23% of sales in the current year-to-date period compared to 19% in the prior-year period.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the integration of Qumu’s enterprise video communications business, which has historically generated higher gross margins than the Company’s current gross margins.

Operating expenses. Research and development expenses totaled $1.5 million and $4.6 million for the three and nine months ended September 30, 2011, respectively, representing 8% and 7% of revenues, respectively. Expenses for the same prior-year periods totaled $1.8 million and $4.7 million, also representing 8% and 7% of revenues, respectively. The decrease in the current-year periods was primarily due to a lower level of expenses incurred to support new development projects, impacted by a higher level of outside services in 2010 to support initial development work on a new virtual publishing solution, which continues under development in 2011. Partially offsetting these declines was the impact of costs incurred to build an infrastructure and initial employee base for a newly established development center in India, amounting to approximately $75,000 and $168,000 for the three and nine months ended September 30, 2011, respectively. Additionally, compensation related costs increased for the year-to-date period, reflecting the impact of personnel additions during 2010 to support the development of a virtual publishing solution and other new products in the Company’s disc publishing business.

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 amounted to $6.7 million and $20.2 million, respectively, or 33% of revenues in each period, compared to expenses in the same prior-year periods of $6.4 million and $18.7 million, or 27% and 29% of revenues, respectively. Expenses in the current-year periods include $0.4 million of nonrecurring transaction costs associated with the acquisition of Qumu as of October 10, 2011. Additionally, currency fluctuations primarily affecting the Company’s European operations increased expenses by $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively. Other factors that increased expenses in the current-year periods included the impact of investments made to strengthen the Company’s core business and implementation of its growth strategy. Such costs included investments in the Company’s sales and marketing organization to support solutions-based sales, increased compensation-related costs stemming from personnel additions, including costs to restructure the European sales organization, increased consulting costs, and expenses incurred by the Company’s majority-owned Chinese joint venture as it continued to establish its employee base and support infrastructure. Increased legal expenses associated with the acquisition of a minority equity interest in BriefCam further impacted the current year-to-date period. Factors that decreased expenses in the current-year periods included the impact of $0.3 million of onetime separation costs in the third quarter of 2010 associated with the departure of an executive officer and expenses to establish the Company’s majority-owned Chinese joint venture in the third quarter of 2010. Additionally, the Company incurred a lower level of expenses in the current-year periods for recruiting activities and promotional programs.

Other income, net. The Company recognized net interest income on cash and marketable securities of $50,000 and $169,000 for the three and nine months ended September 30, 2011, respectively, compared to $110,000 and $406,000 for the comparable periods in 2010. The reduction in interest income in the current-year periods was the result of a decline in average effective yields relative to the same prior-year periods due to a shift in investments to lower yield money market and U.S. Treasury securities. Partially offsetting the impact of the reduction in effective yields were increases of $6.7 million and $7.5 million in average cash equivalent and marketable securities balances for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. Other income for the three and nine months ended September 30, 2011 also includes a net gain of $26,000 and a net loss of $4,000, respectively, on foreign currency transactions, compared to net gains of $38,000 and $6,000 for the same periods in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2011 amounted to $0.8 million and $2.4 million, respectively, or 35.0% and 36.9% of income before taxes for the respective periods. Income tax expense for the three and nine months ended September 30, 2010 amounted to $1.3 million and $3.0 million, respectively, or 36.8% and 37.2% of income before taxes for each respective period. The effective tax rate in the current quarter and year-to-date periods benefitted compared to the same prior-year periods from adjustments in the current quarter to relieve reserves established in prior years for unrecognized tax benefits as a result of the expiration of the statute of limitations and an Internal Revenue Service audit validating the amounts of prior credits and deductions claimed. Other favorable impacts to the effective tax rate in the current-year periods included the reinstatement of the federal research credit, for which no benefit was available in the same periods last year, and a small projected increase in the relative benefit from the Section 199 deduction. The effective tax rate for the current-year periods was unfavorably impacted as a result of not recording a tax benefit on a projected increase in foreign operating losses related to the operations of the Company’s joint venture in China, and the impact of a reduced amount of projected tax-exempt interest income comprising a smaller percentage of pre-tax income.

Net income / net income per share. Resulting net income attributable to Rimage for the three and nine months ended September 30, 2011 was $1.5 million and $4.2 million, respectively, or 7% of revenues in both periods, compared to $2.3 million and $5.1 million, respectively, or 10% and 8% of revenues, for the same prior-year periods. Related net income per diluted share was $0.16 and $0.44 for the three and nine months ended September 30, 2011, compared to $0.24 and $0.53 per diluted share for the respective prior-year periods. Consolidated annual earnings per share for 2011 are expected to range between $0.42 and $0.45, including the impact of the integration of Qumu’s video communications business and nonrecurring transaction and restructuring costs.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At September 30, 2011, the Company had working capital of $118.5 million, down $1.7 million from working capital reported at December 31, 2010. The decrease was primarily the result of the repurchase of $4.2 million of the Company’s stock, the use of $2.0 million in cash to purchase a minority equity interest in BriefCam, payment of $2.8 million in dividends, purchases of property and equipment of $0.7 million, and the issuance of a $0.5 million note receivable, partially offset by the generation of net income adjusted for non-cash items of $5.7 million, a $2.1 million increase in non-current deferred income from sales of maintenance contracts and proceeds of $0.2 million from stock option exercises. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock during the fourth quarter of 2010. The Company did not purchase any shares during the first half of 2011, but resumed repurchases under the program in July 2011, and purchased an additional 292,079 shares through September 30, 2011 at an average price of $14.25 per share. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. The repurchase program has been funded to date using cash on hand. As of September 30, 2011, 513,461 shares were available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of a quarterly dividend policy and authorized the first dividend of $0.10 per share payable April 15 to shareholders of record as of March 31, resulting in the payment of $950,000 in the second quarter. On June 15, 2011, the Board declared a dividend of $0.10 per share to shareholders of record on June 30 payable on July 15, 2011. On July 26, 2011, the Board declared a third dividend of $0.10 per share to shareholders of record on September 1 payable on September 15, 2011. The timing of these dividends resulted in two cash payments totaling $1,895,000 during the third quarter of 2011. On October 7, 2011, the Board declared a dividend of $0.17 per share to shareholders of record as of November 30, 2011, payable December 15, 2011. The Company expects future quarterly dividend payments of approximately $1.7 million.

On October 10, 2011, the Company acquired 100% of the capital stock of Qumu, Inc. The aggregate purchase price totaled $52 million, consisting of approximately $39 million in cash and 1,000,000 shares of Rimage’s common stock. The Company continues to evaluate options for productive use of its cash in future periods, including consideration of investments to support its organic growth, potential additional strategic initiatives, alliances or acquisitions and continued dividend and share repurchase programs.

Net cash provided by operating activities totaled $8.0 million for the nine months ended September 30, 2011, compared to $6.0 million in the same prior-year period. The $2.0 million increase in cash provided by operating activities resulted from a $4.5 million increase in cash provided by changes in operating assets and liabilities, partially offset by a $2.5 million decrease in net income adjusted for non-cash items. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $4.5 million in deferred income, $1.5 million in income taxes payable and $1.1 million in receivables, partially offset by unfavorable changes of $2.8 million in trade accounts payable and $0.6 million in prepaid expenses and other current assets. The favorable change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the current year’s first quarter under a multi-system sales agreement obtained in the second quarter of 2010, followed by a significant volume of retail contract renewals in the second quarter and the sale of $0.4 million of new maintenance contracts associated with a large equipment sale to a federal law enforcement agency in the third quarter. The favorable change in receivables was primarily impacted by a smaller increase in sales in the last two months of the third quarter 2011 from the last two months in 2010 compared to the change in the same prior-year periods. The unfavorable change in trade accounts payable in the current period occurred as a result of a $1.3 million reduction in trade payables in the current period compared to a $1.5 million increase in the same period last year. This change was largely driven by $0.6 million in payments in the current-year period to reduce a $1.5 million liability initially established in 2009 for non-recurring engineering charges associated with a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010.

Investing activities used net cash of $1.1 million for the nine months ended September 30, 2011, compared to net cash provided by investing activities of $17.2 million for the same prior-year period. The fluctuations in investing activities were primarily the result of $21 million in maturities of marketable securities during the nine months ended September 30, 2010, compared to $2.1 million of maturities in the current period, and additionally, a $2 million equity investment in BriefCam and the issuance of a $0.5 million note receivable to a software developer in the current period. Purchases of property and equipment during the nine months ended September 30, 2011 and 2010 amounted to $0.7 million and $3.8 million, respectively. Capital expenditures in the current-year period consisted primarily of the first installment payment of $0.4 million for software source code, acquired and capitalized by the Company’s Chinese joint venture in late 2010. Capital expenditures in the prior-year period included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures in the prior-year period consisted primarily of costs to support the Company’s information technology related requirements.

Financing activities used net cash of $6.8 million for the nine months ended September 30, 2011, and generated net cash of $1.1 million for the same prior-year period. The primary uses of cash for financing in the current period consisted of $4.2 million of share repurchases and $2.8 million in dividend payments, partially offset by proceeds from stock option exercises of $0.2 million. Sources of financing cash flows for the nine months ended September 30, 2010, included a $0.6 million contribution from the noncontrolling interest in the Company’s majority-owned Chinese joint venture and proceeds from stock option exercises of $0.5 million.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2011.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2011.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 91% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the Company’s ability to successfully integrate the Qumu business; the Company’s ability to realize the benefits and synergies of the acquisition of Qumu; the Company’s ability to retain and expand business with Qumu’s customers; the Company’s ability to successfully commercialize its virtual publishing solution currently under development; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the Company’s ability to maintain adequate inventory of products; the Company’s ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the negative impact of potential increases in material costs from the Company’s key suppliers due to changes in their material costs and foreign exchange rate fluctuations; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is exposed to a number of asserted and unasserted legal claims encountered in the ordinary course of business. Although the outcome of any such legal action cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon its financial position or results of operations.

Item 1A.     Risk Factors

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand.

Information on the Company’s repurchases of its common stock during each month of the third quarter ended September 30, 2011 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (at end of period)
July 2011	118,486	$15.12	118,486	687,054
August 2011	120,361	$13.78	120,361	566,693
September 2011	53,232	$13.35	53,232	513,461

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	November 7, 2011	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2011	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)