Form 10-K
period 2011-12-31
RIMAGE CORP
filed 2012-03-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

Large Accelerated Filer ☐ Accelerated Filer ☒

Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $119,200,000.

As of February 29, 2012, 10,203,734 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information

PART I

ITEM 1.	BUSINESS

General

Rimage Corporation (“Rimage” or the “Company”) helps businesses deliver digital content directly and securely to their customers and employees. Rimage’s disc publishing business supplies more than 10,000 customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. With its acquisition of Qumu, Inc. (“Qumu”), Rimage entered the rapidly growing enterprise video communications market. The combination of Qumu with Rimage’s disc publishing business, and online publishing initiative under development, enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

Founded in 1978 and incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital content distribution since its inception. Since 1995, Rimage has focused its business on development and sale of its CD recordable (“CD-R”) publishing systems, and since 2000, its DVD recordable (“DVD-R”) publishing systems. Blu-ray capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this technology.

Rimage’s comprehensive strategy is focused on helping businesses deliver digital content. The Company is strengthening its core disc publishing business with a focus on application-specific solutions and growing in geographies where physical optical media is a preferred method of content delivery. In addition, the Company has recognized the need to add new technology capabilities and product lines to address the changing content distribution needs of its customers.

Consumerization is changing the information technology landscape, and as a result, the needs of Rimage’s customers are evolving rapidly. It is possible that in 2012, more smartphones and tablets will be sold than personal computers. Furthermore, some projections indicate that by 2014, over half of the Internet traffic will be video, as enterprises adopt video as a primary way to distribute content to their employees, partners and customers. These trends are driving a transition from disc to online publishing.

As part of its growth strategy in 2010, Rimage began developing an online publishing solution for its customers. This solution provides a secure content delivery platform that directly pushes documents and rich media content to desktops and mobile devices, making content available online or offline. Rimage’s online publishing solution makes content available globally through a cloud based SaaS platform. Development on this solution continued in 2011 with the products being developed moving into proof of concept testing with several of the Company’s disc publishing customers. Customer feedback has been positive and Rimage expects to launch its online publishing solution in the second quarter of 2012.

In October 2011, Rimage acquired Qumu, a leading provider of enterprise video communications solutions. Qumu is a leader in video communications, serving over 100 Global 1000 companies across several industries. Its technology allows customers to capture, organize and distribute content to personal computers, tablets and smart phones across the enterprise. The distribution technology is based on live or on-demand streaming. Qumu provides information technology administrators and corporate communication leaders a way to address the challenges of video overwhelming their data networks and still utilize their existing information technology infrastructure. The acquisition of Qumu provided Rimage with an entrance into a large and growing market as well as access to software industry expertise.

The addition of Qumu’s enterprise video communications solutions and the Company’s online publishing solutions, along with the Company’s disc publishing product platform, will provide Rimage with unique content distribution capabilities that enable a broad range of methods for secure delivery of content to businesses worldwide. The disc publishing platform delivers content by use of physical optical media, the Qumu platform enables content delivery via live and on demand streaming and the online publishing platform enables secure downloading of content.

Products

Rimage helps businesses deliver digital content utilizing three primary product platforms: disc publishing, enterprise video communications and an online publishing solution currently under development and expected to be launched in the second quarter of 2012. The table below describes Rimage’s revenues by product category (in thousands):

	Years ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$15,788	19%	$15,339	17%	$17,516	21%
Professional	11,939	14%	21,928	25%	10,352	12%
Desktop	2,697	3%	3,575	4%	5,089	6%
Total disc publishing equipment	30,424	36%	40,842	46%	32,957	40%
Recurring:
Consumables and parts	40,038	48%	37,904	43%	39,328	47%
Service	11,412	14%	9,985	11%	10,942	13%
Total recurring	51,450	62%	47,889	54%	50,270	60%
Total disc publishing	81,874	98%	88,731	100%	83,227	100%
Enterprise video communications
Software licenses and appliances	693	1%	—		—
Service	1,067	1%	—		—
Total enterprise video communications	1,760	2%	—		—
Total	$83,634	100%	$88,731	100%	$83,227	100%

Disc Publishing

Rimage’s disc publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, software and custom printing technology for disc labeling. Rimage focuses its disc publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including medical imaging; business services, including banking and finance; video workflows; manufacturing and government law enforcement, including surveillance and evidence management.

Rimage’s disc publishing products are designed to enable the publishing of customized content and automation of data distribution and archiving processes. In some cases, this results in reductions of labor, training and inventory costs for users of the products; in other cases, it enables totally new and innovative applications. Rimage’s disc publishing products provide compelling solutions for content distribution and archiving of information on recordable CD, DVD and Blu-ray media for just-in-time, on-demand and mass customization of discs with unique content and labels.

The principal benefits to users of Rimage’s disc publishing products include secure content delivery, unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of Rimage’s marketing and development strategy is to retain customers over time. Rimage provides users with a path for future product upgrades to obtain improved products or products with additional capabilities, such as drives that will accommodate new media types, drives with faster recording speeds and opportunities to upgrade to improved printing technologies. Rimage also focuses on providing customers whose products have reached the end of their useful lives a migration path to a new Rimage solution. Rimage has made a long-term commitment to its disc publishing customers by providing maintenance service contracts, replacement parts and repair services for current as well as past products.

Rimage’s traditional digital disc publishing systems are divided into three primary product lines: the Producer line of equipment for higher volume requirements for production of recordable CD, DVD or Blu-ray media; the Professional line of equipment for front office production of recordable CD, DVD or Blu-ray media; and the Desktop line of lower-cost products for office and other desktop applications. Rimage’s other major sources of disc publishing revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and Rimage-branded blank recordable CD, DVD and Blu-ray media), parts and maintenance contracts.

The Producer III Series. The Producer III Series of disc publishing systems, introduced in 2006, represent the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD, DVD and Blu-ray discs with digital content. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or Blu-ray media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components.

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

The Professional Series. The Company augmented its Producer product line with the introduction of the Professional Series line of digital disc publishing systems in 2007. The Professional Series systems are compact, network-attached publishing systems that feature an Everest printer and a small footprint. Rimage introduced two new digital publishing systems to its Professional Series line of products effective March 1, 2010. The Rimage Professional Series 5400N and Rimage Professional Series 3400 offer mid-range solutions for on-demand disc publishing. Both systems utilize two recorders, three input bins and an Everest printer. The Rimage Professional Series 5400N has a control center embedded inside the unit, while the Rimage Professional Series 3400 does not contain an embedded control center. The Professional Series 5400N and 3400 line of systems replaced the 5300N and 5100N, which were removed from general availability in October 2010. List prices for the Professional Series 5400N and 3400 currently range from $6,950 to $12,950.

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

Rimage Vertical Market Solutions. The Producer and Professional Series products are sold as standalone systems for disc publishing, and are also sold in combination with application-specific hardware and software to provide an integrated solution to address specific needs in vertical markets, including but not limited to law enforcement, video workflows and medical imaging. The Company launched the following solutions-based systems in 2010 and 2011 to address the needs of some of these new applications:

•	Evidence Solutions target federal, state and local law enforcement organizations:
	o	The Rimage Evidence Disc System was launched in 2010. It automates the digital forensic analysis of optical disc evidence for criminal investigators.
	o	In 2011, Rimage launched its Digital Evidence Offload system, which streamlines the collection of digital evidence from a wide range of acquisition technologies.
	o	The Rimage Surveillance System was launched in 2010 to streamline digital video surveillance archiving and distribution using DVD and/or Blu-ray Discs.
	o	In 2011, Rimage launched its Video Synopsis solutions, which accelerate the review and analysis of evidence captured by digital video surveillance.
•	The Rimage Disc Copy Station was launched in 2010. It makes near-perfect copies of optical discs with a simple user process, similar in complexity to making paper copies with a paper printer.
•

A complete disc publishing solution for medical imaging in Chinese hospitals was launched in 2011 after the establishment in August 2010 of a majority-owned joint venture operation in China. This solution enables the transition from analog film to optical technology for distribution of patient imaging related information.

•

In 2011, Rimage launched its Disc Authoring solution, which is targeted at simple video authoring across a range of vertical markets. Rimage Disc Authoring enables businesses to deliver professional-quality DVDs produced on-demand at the point of creation, creating additional revenue streams and reducing costs for these businesses.

Enterprise Video Communications

In October 2011, Rimage acquired Qumu, a leading provider of enterprise video communications solutions. Qumu products are deployed as an end-to-end solution with an intuitive and rich user-experience to author, manage and distribute live and on-demand video content while integrating video with other media over corporate networks both behind and beyond the secure firewall. The Company’s product suite includes Qumu Capture Studio, Qumu Video Control Center, Qumu VideoEdge and Qumu Digital Signage. Additionally, Qumu has recently added applications to support delivery of video to tablets and smart phones. Qumu solutions also integrate extensively with customers’ existing video infrastructures and broader IT infrastructures. Qumu deployments are in the form of software, software on a server appliance or a managed service in the cloud.

Qumu Products. Qumu’s solutions are deployed as a combination of several “building block” components comprised of software and hardware. Qumu deployments can range in size from less than $100,000 to millions of dollars. Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creation, management and distribution.

•

For creation: Qumu Capture Studio is a hardware appliance that quickly and easily records, edits, and publishes video and presentation content; Qumu Quick Capture is a browser-based applet for the simple creation of videos captured from a user’s computer screen and/or webcam.

•

For management: Qumu Video Control Center is the enterprise-scalable solution that provides central control for all video applications, content and resources involved in the production and delivery of enterprise video.

•

For distribution: Qumu Video Edge is a video-centric mass distribution appliance that provides caching of H.264/MPEG-4, Windows Media & Flash video, VoD and live broadcast content reducing traffic from the centrally-located origin server; Qumu Mobility Application (QMA) is a set of native applications that include the ability to search, play back and upload video content to servers resident behind the firewall; Qumu Mobility Engine (QME) prepares content for adaptive HTTP streaming to tablets in both live and on-demand formats using Internet based content delivery networks.

Qumu Integration Capabilities. Qumu solutions can federate existing content distribution networks (“CDN’s”) into a single system for intranet and internet content distribution of video and related media assets. The federation capability includes Internet based CDN’s like Akamai, AT&T ACDN and Amazon CloudFront and intranet based devices like Riverbed Steelhead®, Cisco ACNS/WaaS/CDS, and Blue Coat Director. This federation capability allows customers and partners to execute an “embrace and replace” strategy for upgrading their networks as opposed to “rip and replace” from other vendors. Additionally, Qumu solutions enable integration with other technologies and applications being used by customers to reach their employees on mobile devices and digital signage with capabilities including:

•	Qumu Portal TIMs (technology integration modules) for Microsoft Sharepoint and IBM Websphere integrate all Qumu functionality directly into enterprise web portals;
•	Qumu Video Teleconference TIMs access systems from Cisco/Tandberg and Polycom and allow for the use of existing conference systems as “studios” for the creation of live or on-demand video content;
•

Qumu Security TIMs for single-sign-on (SSO), Active Directory/LDAP integration, and SAML (Security Assertion Markup Language) make it easy to create a secure video application and network based on the enterprise’s existing security standards;

•

Qumu’s Mobile APP and Software Development Kit (SDK), a complete out-of-the-box native video application for iOS and Android which also allows customers to modify and create fully branded applications accessing Qumu’s video infrastructure;

•	Qumu’s Server API provides access to a vast range of capabilities of the Video Control Center so partners and customers can integrate its features into their own applications;

•	Q-Force™, a program for certifying and supporting enterprise mobile application developers building solutions on top of the Qumu platform;
•

Qumu Video Cloud, a fully managed virtual platform delivered as Software-as-a-Service, enabling Qumu solutions to deliver enterprise video independent of the enterprise’s internal infrastructure limitations.

Online Publishing

Rimage continued to invest in 2011 in the development of an online publishing solution to provide its customers secure, push-based delivery of digital content. Rimage’s online publishing solution makes content available globally through a cloud based SaaS platform. Products being developed moved into proof of concept testing during 2011 with several of the Company’s disc publishing customers. Rimage expects to launch its online publishing solution in the second quarter of 2012.

Marketing and Distribution

Rimage’s disc publishing channel partners, primarily consisting of value-added resellers, other strategic partners and distributors, currently generate the majority of the Company’s sales. Until March 31, 2010, Rimage utilized the following principal means of distributing its products: A two-tier distribution channel of distributors to value-added resellers in Europe, the U.S. and Latin America; a distributor or OEM to end-user distribution channel in Asia Pacific, some areas in Europe and some U.S. market applications; and direct sales to select accounts using its own sales force. On April 1, 2010, Rimage terminated its relationships with distributors in the United States, Germany, and the United Kingdom. The termination of these distributors was part of the Company’s plan to improve the efficiency of its sales channels. Following termination of the distributors, the Company sells products in these regions to end-user customers primarily through value-added resellers or other strategic partners, as well as to select accounts directly through its own sales force. Sales to one of the Company’s disc publishing strategic partners represented 16%, 18% and 11% of consolidated revenues during 2011, 2010 and 2009, respectively. The agreement governing these sales is the Company’s standard form of purchase order.

Rimage has historically focused its disc publishing sales and marketing efforts on high-volume recordable CD, DVD and Blu-ray disc publishing solutions in such areas as banking and finance, wholesale photo processing labs, medical imaging, and retail photography. Rimage plans to continue to expand its position in some of these markets while also focusing on marketing new solutions for applications with high-growth potential in business services, video workflows and law enforcement; including surveillance and evidence management. The Company’s sales and marketing organization is focused on penetrating these targeted markets and strengthening marketing support for new products with more intensive web-based marketing and selling activities.

Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, and effective in the third quarter 2010, through its majority-owned joint venture in China. Foreign sales constituted approximately 38% of Rimage’s consolidated revenues for the year ended December 31, 2011, 35% for the year ended December 31, 2010 and 41% for the year ended December 31, 2009.

Rimage’s enterprise video communications product line acquired as part of the Qumu acquisition serves a customer base of over 100 enterprises ranging from teleconferencing vendors to service providers. Qumu primarily targets enterprises with 5,000+ employees and a history of video use for corporate communications primarily in the following vertical markets: business services, video workflows, banking and finance, manufacturing, education and government. Qumu serves its customer base via direct sales and channel partners offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, SaaS and managed services.

Competition

Technology substitution is expected to be the primary competitive force impacting the disc publishing product line over the next several years. Rimage competes with online distribution, cloud transport and alternative technologies in the content distribution industry. In addition, Rimage competes in certain vertical market applications with products sold in the storage industry such as high capacity hard drives, tape drives and flash memory. Rimage believes that within its targeted markets its technology has advantages over certain other technologies in terms of usability, reliability, performance, security and cost.

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

Major competitors of Qumu’s enterprise video communications product line include Cisco, Polycom and vBrick. Due to Qumu’s unique focus on a complete video infrastructure that is not proprietary to major IT infrastructure providers, Qumu is able to compete effectively with these alternatives. In addition, the combination of Qumu’s enterprise video communications solutions with Rimage’s disc publishing product line, and online publishing initiative under development, creates a unique set of content management and distribution capabilities that the Company believes will enable it in the future to differentiate itself further in the market against these and other content distribution competitors.

Manufacturing

Rimage’s manufacturing operations associated with its disc publishing product line consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage’s specifications. Rimage’s employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, Blu-ray recorders, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The Company depends upon a single-source supplier for its Everest printers and associated ribbons and, beginning in March 2010, for its Rimage Professional Series 5400N and Rimage Professional Series 3400 systems. The Company currently purchases these products pursuant to its standard form of purchase order, submitted to the supplier from time to time as the products are needed.

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

The deployment of Qumu’s enterprise video communications solutions is in the form of software, software on a server appliance or a managed service. Qumu outsources the design and assembly of its server appliance to a third-party contract manufacturer. Under Qumu’s direction, the contract manufacturer loads Qumu’s software on the appliance and drop ships the appliance directly to Qumu’s customers on Qumu’s behalf. Software sales deployed without the appliance are available via secure electronic delivery.

Research and Development

As of December 31, 2011, 58 full-time employees were involved in research and development at Rimage, with 25 engineers added as a result of the Qumu acquisition and 33 from Rimage’s existing business. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products and enhancements to existing products. In addition to investing in its core disc publishing products, Rimage began investing during 2010 in new technology to enable an online digital publishing solution for its customers. In addition, Rimage partners with third-parties to utilize their competencies in creating products to enhance its product offering. In 2011, Qumu introduced a major software release for both its flagship products, Video Control Center (VCC 6.0) and VideoNet Edge (VNE 2.0). Qumu also partners with third-parties in the design of integration modules and product verification to enhance the capabilities of its product offering.

The industries served by Rimage are subject to rapid technological changes. Other technologies, including online distribution, cloud transport and alternative data storage media, including high capacity hard drives, tape drives and flash memory, currently exist or are under development. All these forces may affect the usage of recordable CD, DVD and Blu-ray media and how companies otherwise distribute content. Rimage believes that it must continue to innovate and anticipate advances in the content distribution industry in order to remain competitive.

Rimage’s expenditures for research and development were $7.3 million, $6.5 million and $7.1 million in 2011, 2010 and 2009, representing 8.7%, 7.3% and 8.6% of revenues, respectively. Rimage anticipates its expenditures in research and development in 2012 will increase relative to the levels experienced during 2011 to support a full year of investments in Qumu’s enterprise video communications product line, continued investment in Rimage’s online digital publishing solution and a sustained level of product development initiatives to support the disc publishing product line.

Patents and Government Regulation

Rimage currently maintains 17 U.S. patents, 12 foreign patents and has three provisional patents filed and two utility patents pending in the U.S. In addition, Rimage has three foreign patent applications which are also pending. Further, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage’s policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products. In addition, Rimage has registered and may in the future register trademarks and other marks used in its business.

As the number of Rimage’s products increases and the functionality of those products expand, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Rimage’s products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Rimage’s proprietary rights and the rights of others. Any claim of infringement against Rimage could involve significant liabilities to third parties, could require Rimage to seek licenses from third parties and could prevent Rimage from manufacturing, selling or using its products.

The FCC requires some of Rimage’s equipment to meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

Blu-ray Disc™ is a trademark of the Blu-ray Disc Association.

Employees

As of December 31, 2011, Rimage had 246 full-time employees, including employees added as part of the Qumu acquisition, of which 58 were involved in research and development, 75 in production, testing, repair and customer service, and 113 in sales, marketing, administration and management. None of Rimage’s employees are represented by a labor union or covered by a collective bargaining agreement.

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

Our future results, including results expressed in or implied by forward-looking statements, involve a number of risks and uncertainties. Forward-looking statements are not guarantees of future actions, outcomes, results or performance. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. We do not undertake any obligation to update or keep current any forward-looking statement to reflect events or circumstances arising after the date of such statement.

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

The following risk factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, earnings per share or cash flow from our operating activities. Any forecast regarding our future performance reflects various assumptions and is subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forecast, including the risks reflected in the risk factors set forth below. Consequently, no forecast or other forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse.

Adverse economic conditions, particularly those affecting our customers, resellers and distributors, have harmed and may continue to harm our business.

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

Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing systems and develop new products to sustain and grow our business.

Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, technology substitution is negatively impacting our revenues from our disc publishing products. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the content distribution industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our revenues will decline.

Because the market for our core disc publishing business is mature and our products face competition from other technologies, we expect growth potential in this business to be limited.

Disc publishing is, and is expected to continue to be, an essential part of our business. However, the market for our disc publishing products is mature. Further, technology substitution is occurring within this market. We expect technology substitution to be the primary competitive force impacting our disc publishing business over the next several years. Our disc publishing products compete with online distribution, cloud transport and alternative technologies in the storage media industry, such as high capacity hard drives, tape drives and flash memory.

Due to the maturity of the market for our disc publishing products and competitive pressures, we expect that the demand for our disc publishing products will decline over time, that the prices for these products may decline in response to competitive pressures, and in general, that the opportunities for revenue growth from these products will be limited. Accordingly, we expect that factors will cause our revenue growth from these products to stagnate or to decline over time. However, the rate and the extent to which these factors will cause changes in our disc publishing business cannot be predicted with certainty. A surge in the popularity of any of these alternative technologies, or our inability to successfully offset the decline in demand for our disc publishing products with other sources of revenue, could have an adverse effect on our business, results of operations and prospects.

We may not be successful at implementing our growth strategy.

In 2010, we began a multi-year process aimed at transforming Rimage into a higher-performing business. Our strategy includes strengthening our core disc publishing business; generating new revenue streams by leveraging our core capabilities and transitioning from a hardware supplier into a provider of total solutions; and identifying and investing in future opportunities in adjacent markets with strong growth potential. We are now focused on expanding our product offering beyond our disc publishing business with industry-leading solutions that allow us to distribute live, on-demand, downloaded and optical media content for a broad range of applications, on any mobile or desktop device. We believe that this strategy will allow us to mitigate the challenges faced by our mature disc publishing business and capitalize on emerging technologies that address the content distribution needs of our customers.

We have pursued this strategy by investing in development of new products, such as our online publishing solution, and by making acquisitions of products and technologies that we believe further our strategy, such as our acquisition of the Qumu products for enterprise video communications. We expect to continue to pursue this strategy through internal growth and possible acquisitions.

We cannot ensure that this growth strategy will be successful either in the short-term or in the long-term, or that this strategy will generate a positive return on our investment. Further, if customer preferences and the content distribution industry do not evolve as we believe they will, many of our strategic initiatives and investments may be of limited value.

Moreover, we may not execute successfully on our growth strategy because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. We also may not execute successfully on our growth strategy because of difficulty in identifying suitable acquisition candidates and negotiating acceptable terms for any acquisition, challenges in integrating the acquired business, technologies or products, or our failure to realize the anticipated benefits of the acquisition. Our growth strategy for our recently acquired Qumu enterprise video communications business includes leveraging our distribution channel to expand sales of these products internationally. We may not be successful in achieving significant sales of these products internationally due to sales distribution challenges or other factors. Our failure to successfully execute on our growth strategy, even if the strategy is sound, could result in competitors providing products before we do and loss of market share and sales.

Because of our change in strategic direction in 2010, our historical financial results may not be indicative of our future financial results. Further, because our operating history with respect to our newly-acquired Qumu business is limited and our online publishing business is still under development, our current financial results may provide only a limited basis for investors to assess our current or future business as a whole.

We may not be successful in developing new products that further our growth strategy.

Our growth strategy includes the development and commercialization of an online publishing solution designed to increase revenue and drive earnings growth. In the future, we expect to develop additional products that further our growth strategy. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources to developing our online publishing solution before knowing whether our investments will result in products the market will accept. Our online publishing solution is currently in the proof of concept testing stage, with the goal of launching a first-generation online publishing solution by the second quarter of 2012. The online publishing solution is more software centric than our traditional core disc publishing and employs a SaaS (Software as a Service) model, which is a new business for us. We may not currently possess the proper skills to effectively develop and market this new publishing solution or other new products or to achieve success in this new type of market. The success of new products depends on several factors, including proper new product definition, development costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

We have been investing in initiatives that we believe further our strategy and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed.

We have been dedicating resources to initiatives that we believe further our growth strategy to distribute live, on-demand, downloaded and optical media content for a broad range of applications, on any mobile or desktop device. We believe our online publishing solution and acquisition of Qumu further this growth strategy. However, the return on our investments in these initiatives may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our operating results may be adversely affected.

We face intense competition in all areas of our business and such competition may result in price reductions, lower gross profits and loss of market share.

Our products face intense competition, both from other products and from other technologies, both in the U.S. and in foreign markets. In our disc publishing business, we compete with other providers of disc publishing systems and solutions, such as Primera Technology, Inc., Teac America, Inc., Seiko Epson Corporation and Microtech Systems, Inc. Our disc publishing products also compete with online distribution, cloud transport and alternative technologies in the storage media industry, such as high capacity hard drives, tape drives and flash memory. In our Qumu business, we compete with others who deliver video content to businesses such as Cisco, Polycom and vBrick. We are also developing a solution that provides online publishing of digital content and expect to face intense competition from other online publishing products and other technologies. Because of the relatively low barriers to entry in enterprise video market and the online publishing market, we expect the intensity of competition faced by our Qumu products and online publishing product to increase in the future from other established and emerging companies. In addition, some of our competitors may have greater resources, including marketing, financial, technical or engineering resources, than we do.

To remain competitive, we believe that we must continue to provide:

•	Technologically advanced products and solutions that anticipate and satisfy the demands of end-users;

•

Continuing advancements or innovations in our product offerings, including products with price-performance advantages or value-added features in security, reliability or other key areas of customer interest;

•	Innovations in digital content publishing;

•	A responsive and effective sales force;

•	A dependable and efficient sales distribution network;

•	Superior customer service; and

•	High levels of quality and reliability.

We cannot assure you that we will be able to compete successfully against our current or future competitors. Competition may result in price reductions, lower gross profit margins, increased discounts to customers and loss of market share, and could require increased spending by us on research and development, sales and marketing and customer support.

The acquisition of Qumu could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations.

We acquired Qumu, Inc. by merger in October 2011. The process of integrating the Qumu business into the existing Rimage business may involve operating difficulties and expense. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to the integration challenges;

•	Retention of Qumu customers and generating sales from cross-selling to the installed base of customers of both Rimage and Qumu;

•

Cultural challenges associated with integrating Qumu sales employees into our organization and retention of these employees, as well as retention of our current sales and other employees during this period of change at our company;

•	Challenges associated with integrating and capitalizing on the Qumu technologies;

•	Managing larger and more widespread operations resulting from the Qumu acquisition;

•	Development of and expansion of the U.S. and international markets for the Qumu product; and

•	Integrating the Qumu business with our online publishing solution while it is still in development.

Additionally, a potential shift of contracted sales of Qumu products from perpetual licenses to term licenses would adversely impact recognized revenue and profitability in the short-term.

Our failure to address these risks or other problems encountered in connection with the Qumu integration could cause us to fail to realize the anticipated benefits of this transaction, incur unanticipated liabilities, and harm our business generally.

We sell a significant portion of our disc publishing products internationally, which exposes us to risks associated with foreign operations.

We sell a significant amount of our disc publishing products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 38% of our consolidated revenues for the year ended December 31, 2011, 35% of our revenues for the year ended December 31, 2010, and 41% for the year ended December 31, 2009. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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

If the open source software incorporated into our Qumu products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.

Our Qumu products incorporate “open source” software. Open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees that re-distribute or make derivative works of the open source software. We may not be able to replace the functionality provided by the open source software currently incorporated in our Qumu products if that software becomes unavailable, obsolete or incompatible with future versions of the Qumu products. In addition, we must carefully monitor our compliance with the licensing requirements applicable to that open source software. If Qumu has failed or if in the future we fail to comply with the applicable license requirements, we might lose the right to use the subject open source software. The terms of some open source licenses would require us to give our customers significant rights to open source software that is subject to those licenses and is incorporated in Qumu products. This would include the right to obtain from us the source code form of that open source software, and the right to use, modify and distribute that open source software to others. We may be required to provide these rights to customers on a royalty-free basis. Those rights might also extend to modifications and additions we make to the subject open source software. That open source software, and those modifications and additions, also might be obtained by our competitors and used in competing products.

The enforceability and interpretation of open source licenses remains uncertain under applicable law. Unfavorable court decisions could require us to replace open source software incorporated in our products. In some cases this might require us to obtain licenses to commercial software under terms that restrict our use of that commercial software and require us to pay royalties. In some cases we might need to redesign our Qumu products, or to discontinue the sale of our Qumu products if a redesign could not be accomplished on a timely basis. These same consequences result if our use of any open source software or commercial software is found to infringe any intellectual property right of another party. Any of these occurrences would harm our business, operating results and financial condition.

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

Costly litigation may be necessary to enforce patents issued to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others. Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using our products. The occurrence of this litigation, or the effect of an adverse determination in any of this type of litigation, could have a material adverse effect on our business, financial condition and results of operations. Further, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as the United States or at all. Our failure to protect or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Any failure of major elements of our Qumu operations could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.

Our Qumu business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of Qumu’s network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Qumu’s systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Qumu’s systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could harm our business.

Qumu’s operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide its customers’ end-users with access to websites, streaming and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Qumu systems. Any such outage, delay or difficulty could adversely affect our ability to effectively provide Qumu’s products and services, which would harm our business.

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

Our disc publishing products must be compatible with products designed and manufactured by others and, in the event of design changes or the introduction of new products by them or us, our products must continue to be compatible with products of others.

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

Natural disasters that affect our suppliers could have a material adverse effect on our business.

The manufacturing facilities of many of our suppliers are concentrated in certain geographic locations in Asia. Some of these geographic locations are particularly prone to floods, earthquakes, tsunamis or other natural disasters. Any disaster, condition or event that adversely affects any of these facilities, or disrupts cargo operations or freight lanes, would significantly affect our supply of components and products, which could impact our operating results by impairing our ability to timely and efficiently deliver our products.

Fluctuations in our future operating results may negatively affect the market price of our common stock.

We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

•	The number and mix of products sold in the quarter;

•	The structure of Qumu’s license arrangements with its customers, particularly the mix of term and perpetual licenses;

•	The timing of major development projects and market launch of new business platforms;

•	The availability and cost of components and materials;

•	Timing, costs and benefits of new product introductions;

•	Customer order size and shipment timing;

•	Seasonal factors affecting timing of purchase orders;

•	Promotions by ourselves or competitors, and the timing of the promotion;

•	The impact to the marketplace of competitive products and pricing; and

•	The timing and level of operating expenses; and

•	General economic and market conditions including market uncertainty.

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

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock. As of February 29, 2012 there are 10,203,734 shares of our common stock outstanding, of which approximately 1,000,000 were issued in connection with the acquisition of Qumu and are subject to restrictions on transfer through a lock-up letter agreement. The transfer restrictions lapse as to one-third of the shares on each of April 7, 2012, July 6, 2012 and October 9, 2012. Following lapse of the transfer restrictions imposed through the lock-up letter agreement, the shares will be freely tradable without restriction or further registration under the Securities Act, unless the shares are held by “affiliates” of Rimage, as that term is defined in Rule 144 of the Securities Act. In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially. This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock. These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

Provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price.

Certain provisions of Minnesota law, our bylaws and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

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

Effective July 2011, Rimage renewed its existing facility lease in Dietzenbach, Germany, and reduced the amount of space leased from 18,200 to 13,000 square feet. This facility is used for sales, service and light assembly. The current term of the lease in Germany expires June 30, 2014, and monthly base rent is €9,946 (or approximately $13,000 U.S. dollars). In May 2008, the Company entered into a facility lease of 2,689 square feet in Tokyo, Japan, used for sales and service. The current term of the lease in Japan expires April 30, 2012 with an automatic two year renewal at a monthly base rent of ¥ 1,685,441 (or approximately $22,000 U.S. dollars). In July 2010, the Company’s majority-owned joint venture in China initiated a facility lease of approximately 3,500 square feet in Shanghai, China, used for sales, service and engineering. The lease expires in June 2012, with monthly base rent of 36,518 Chinese Yuan Renminbi (approximately $5,700 U.S. dollars). Additionally, effective October 2010, the Company entered into a facility lease in Hyderabad, India for 4,781 square feet, used for software development and testing, with monthly base rent of 189,328 Indian Rupees (or approximately $3,700 U.S. dollars). The current term of the lease in India expires in October 2015. In October 2011, as part of its acquisition of Qumu, Inc., Rimage assumed a facility lease of approximately 13,900 square feet in San Bruno, California, used for sales, service and engineering. The current term of the lease in California expires June 2018, with a monthly base rent of approximately $33,000.

ITEM 3.	LEGAL PROCEEDINGS

On August 26, 2011, the Company brought a declaratory judgment action against Innovative Automation, LLC, seeking a declaration that the Company does not infringe a patent purportedly owned by Innovative Automation (“asserted patent”) and that the asserted patent is invalid. The asserted patent pertains to methods and a system for providing automated digital data duplication. This case was brought in California and has been combined with two other cases brought by Innovative Automation against two of the Company’s customers. On August 30, 2011, Innovative Automation filed a separate lawsuit in Texas against the Company, some of the Company’s customers, and other defendants, alleging infringement of the asserted patent. On February 6, 2012, a Petition for Reexamination was filed with the United States Patent and Trademark Office, seeking to invalidate each claim of the asserted patent. The Company’s request for reexamination of the asserted patent was granted in early March 2012. The Company believes that the allegations that it infringes any valid claim of the asserted patent are without merit and intends to defend against these claims vigorously. These cases are in the early stages of litigation, and while there can be no assurance as to the outcome of these matters, the Company believes they will not have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Rimage’s common stock is traded on the Nasdaq Global Market under the symbol “RIMG”. The following table sets forth, for the periods indicated, the range of low and high sales prices for Rimage’s common stock as reported on The Nasdaq Stock Market.

Quarterly Stock Data	Years ended December 31,
	2011		2010
	Low	High	Low	High
First Quarter	$14.10	$16.18	$13.93	$17.75
Second Quarter	$13.17	$16.44	$14.32	$17.89
Third Quarter	$12.52	$15.73	$14.55	$17.46
Fourth Quarter	$10.30	$13.20	$14.00	$18.25

Shareholders

As of February 13, 2012, there were 66 shareholders of record of Rimage’s common stock.

Dividends

The following table sets forth the quarterly dividends paid by Rimage.

	Years ended December 31,
	2011	2010
First Quarter	$—	$—
Second Quarter	$0.10	$—
Third Quarter	$0.20	$—
Fourth Quarter	$0.17	$—
	$0.47	$—

On February 23, 2011, the Company’s Board of Directors approved the initiation of dividend payments and authorized the first dividend of $0.10 per share payable April 15, 2011, followed by two additional dividends at $0.10 per share payable July 15, 2011 and September 15, 2011. On October 7, 2011, the Board declared a dividend of $0.17 per share to shareholders of record as of November 30, 2011, payable December 15, 2011, resulting in the payment of four dividends in 2011 aggregating $4.6 million. The Company expects quarterly dividend payments in 2012 of approximately $1.7 million.

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

Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2011 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be purchased Under the Plans or Programs (at end of period)
October 2011	—	$—	—	513,461
November 2011	73,316	$11.24	73,316	440,145
December 2011	93,136	$11.19	93,136	347,009

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding Rimage’s equity compensation plans in effect as of December 31, 2011. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by shareholders	1,398,893	$16.70	395,003

Equity compensation plans not approved by shareholders(2)	350,000	$12.99	—
Total	1,748,893	$15.96	395,003

(1) Excludes shares of common stock listed in the first column.

(2) Consists of non-qualified stock option grants to two of the Company’s executive officers, Sherman L. Black and Raymond R. Hood, on April 1, 2009 and October 10, 2011, the first day of their respective employment with Rimage. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rule 4350(i)(1)(A)(iv). The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in four equal installments on each of the first four anniversaries of the date of grant, and have a term of seven years. In other respects, the options were structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and are subject to a stock option plan and agreement entered into by and between the Company and each executive officer.

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

The following graph shows changes during the period from December 31, 2006 to December 31, 2011 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/30/06	12/29/07	12/31/08	12/31/09	12/31/10	12/31/11

Nasdaq National Market Index	$100.00	$108.47	$66.35	$95.38	$113.19	$113.81

Nasdaq Computer Manufacturer Stocks Index	$100.00	$146.29	$61.45	$134.97	$192.64	$226.04

Rimage Corporation	$100.00	$99.81	$51.58	$66.69	$57.35	$43.27

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).

Consolidated Statements of Income Information:

	Years ended December 31,
	2011	2010	2009	2008	2007
Revenues	$83,634	$88,731	$83,227	$91,394	$108,874
Cost of revenues	$41,613	$45,221	$42,894	$51,731	$57,719
Gross profit	$42,021	$43,510	$40,333	$39,663	$51,155
Operating expenses	$37,573	$31,938	$29,087	$27,915	$30,274
Operating income	$4,448	$11,572	$11,246	$11,748	$20,881
Other income, net	$221	$524	$1,866	$2,711	$3,513
Income tax expense	$1,997	$4,494	$4,617	$5,028	$8,633
Net income	$2,672	$7,602	$8,495	$9,431	$15,761
Loss attributable to noncontrolling interest	$163	$98	$—	$—	$—
Net income attributable to Rimage	$2,835	$7,700	$8,495	$9,431	$15,761

Basic net income per share	$0.29	$0.81	$0.91	$0.99	$1.59
Diluted net income per share	$0.29	$0.80	$0.89	$0.97	$1.52
Weighted average shares outstanding:
Basic	9,674	9,524	9,374	9,559	9,915
Diluted	9,699	9,596	9,507	9,729	10,371

Consolidated Balance Sheet Information:

	Balances as of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$70,161	$107,982	$72,507	$14,885	$7,416
Marketable securities	$—	$8,790	$28,581	$39,870	$51,605
Receivables, net	$15,496	$13,764	$13,732	$11,099	$14,447
Inventories	$6,198	$4,502	$4,123	$5,625	$8,075
Current assets	$98,437	$136,532	$120,760	$74,151	$84,771
Property and equipment, net	$6,177	$7,528	$7,855	$6,183	$3,206
Marketable securities - non-current	$—	$—	$9,037	$40,647	$35,201
Total assets	$157,660	$148,044	$140,282	$123,456	$125,096
Current liabilities	$20,156	$16,303	$17,589	$12,010	$17,882
Long-term liabilities	$5,204	$3,104	$2,744	$2,398	$2,153
Stockholders’ equity	$132,300	$128,637	$119,949	$109,048	$105,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2011 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenues	100.0	100.0	100.0	(5.7)	6.6
Cost of revenues	(49.8)	(51.0)	(51.5)	(8.0)	5.4
Gross profit	50.2	49.0	48.5	(3.4)	7.9
Operating expenses:
Research and development	(8.7)	(7.3)	(8.6)	11.5	(8.9)
Selling, general and administrative	(36.0)	(28.7)	(26.4)	36.7	15.9
Amortization of intangibles	(0.2)	—	—	100.0	—
Operating income	5.3	13.0	13.5	(61.6)	2.9
Other income, net	0.3	0.6	2.2	(57.8)	(71.9)
Income before income taxes	5.6	13.6	15.7	(61.4)	(7.7)
Income tax expense	(2.4)	(5.0)	(5.5)	(55.6)	(2.7)
Net income	3.2	8.6	10.2	(64.9)	(10.5)
Noncontrolling interest	0.2	0.1	—	66.3	—
Net income attributable to Rimage	3.4	8.7	10.2	(63.2)	(9.4)

Overview

Rimage helps businesses deliver digital content directly and securely to their customers and employees. Its disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. With its acquisition of Qumu, further described below, Rimage entered the rapidly growing enterprise video communications market. The combination of Qumu with Rimage’s disc publishing business, and Rimage’s online publishing initiative under development, enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

Rimage distributes its disc publishing systems from its operations in the United States, Germany and Japan, and effective in the third quarter 2010, from its joint venture operations in China. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media. These systems allow customers to distribute digital content in markets and applications such as medical imaging; video workflows, manufacturing, business services, including banking and finance; and government law enforcement, including surveillance and evidence management. As Rimage’s sales within North America and Europe have averaged approximately 90% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

On October 10, 2011, the Company acquired 100% of the capital stock of Qumu pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions and social enterprise applications for business. Qumu’s products are expected to complement Rimage’s online publishing solution currently under development, and each company is expected to benefit from the other’s existing customer base. As a result of the acquisition, Qumu is a wholly-owned subsidiary of the Company.

After inclusion of working capital and other adjustments required under the Merger Agreement, the aggregate purchase price totaled approximately $53 million, consisting of approximately $39 million in net cash outlay and approximately 1,000,000 shares of Rimage’s common stock. For the purposes of calculating the number of shares of common stock issuable in the merger, the parties agreed upon a value of $13.1865 per share. Pursuant to the terms of a lock-up agreement, the shares issued in the merger will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for one-third of the shares at each of 180 days, 270 days and 365 days following the effective date of the merger. Following the acquisition, Qumu’s liabilities consisted of trade payables, accrued operating expenses and deferred income related primarily to active software maintenance contracts. Of the cash amounts payable in the merger, $5.2 million is subject to escrow for a one-year period to secure the indemnification obligations to the Company under the Merger Agreement.

Through the acquisition of Qumu, the Company’s new enterprise video communications solutions are deployed primarily through the sale of software licenses and software on a server appliance. Software maintenance contracts and professional services are also sold with these solutions. The Company’s disc publishing business earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying consolidated statements of income include the Company’s sale of equipment and appliances, consumables, parts and software licenses. Service revenues on the consolidated statements of income include revenues from maintenance contracts, repair, installation and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

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

Results of Operations

Revenues. Total revenues were $83.6 million for 2011, reflecting a 5.7% reduction from total revenues of $88.7 million in 2010, which increased 7% from total revenues of $83.2 million in 2009. The $5.1 million decline in total revenues from 2010 to 2011 reflects a $6.9 million reduction in disc publishing product line revenues, partially offset by $1.8 million in new revenues generated by the enterprise video communications product line as a result of the Company’s acquisition of Qumu effective October 10, 2011. The $5.1 million decrease in total revenues consists of a $7.6 million decrease in product revenues and a $2.5 million increase in service revenues. The aggregate decline in product revenues reflects an $8.3 million reduction in sales of disc publishing products, partially offset by $0.7 million in new product revenues generated by Qumu’s enterprise video communications product line. The increase in total service revenues resulted from an increase in disc publishing revenues of $1.4 million and new service revenues of $1.1 million generated from Qumu’s enterprise video communications product line. Foreign currency fluctuations increased 2011 consolidated revenues by $1.4 million relative to 2010.

The $8.3 million reduction in product revenues in the disc publishing product line in 2011 as compared to the prior year reflects a $10.4 million reduction in equipment revenues, partially offset by a $2.1 million increase in consumables and parts sales. The decrease in equipment sales reflects declines in the volume of Professional Series and Desktop Series equipment sales of $10.0 million and $0.8 million, respectively, partially offset by an increase in sales of Producer Series equipment of $0.4 million. The reduction in sales of Professional Series equipment was largely driven by an $8.9 million decline in sales of these products in the U.S. retail market segment, due primarily to the completion in the first quarter of 2011 of a multi-system sales agreement with a retail customer obtained in the second quarter of 2010. A $1.4 million sale to a federal law enforcement agency in the third quarter of 2010 and a reduced volume of sales in Europe also contributed to the decline in Professional Series equipment revenues as compared to the prior year. The increase in sales of Producer Series products was primarily impacted by a $1.1 million sale in the third quarter to a federal law enforcement agency and also sales to a U.S. retail customer in the second quarter. The shift in the distribution of sales in the current year from Professional to Producer Series equipment resulted in an aggregate increase in average selling prices, which partially offset the impact of decreased sales volumes. The growth in sales of consumable products during the current year was driven by a $2.0 million increase in sales of media and media kits primarily to U.S. and Asian channel partners. The increase in channel partner sales was impacted by the Company’s sales model change in 2010, which caused key distributors in the U.S. to reduce purchases and sell through remaining media kit inventories in the first quarter of 2010, pending termination of the distributor agreements effective March 31, 2010.

The increase in disc publishing service related revenues in the current year of $1.4 million was primarily the result of a significant increase in the installed base of systems covered by a maintenance contract, driven largely by the multi-system sales to a U.S. retail customer starting in the second quarter of 2010 and continuing through 2011. Service revenues also rose internationally as the Company increased its attachment of maintenance contracts to new system sales.

Disc publishing recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 63% of total disc publishing revenues for the year ended December 31, 2011, compared to 54% in the prior-year. Sales of Producer and Professional Series equipment comprised 19% and 15% of total disc publishing revenues in 2011, respectively, compared to 17% and 25%, respectively, in the prior-year. Remaining revenues in each year were generated by sales of Desktop Series equipment, representing 3% and 4% of revenues in 2011 and 2010, respectively.

The enterprise video communications product line generated total revenues of $1.8 million since the Company’s acquisition of Qumu in October 2011. Product revenues comprised 39% of total revenues in this new product line, consisting of software licenses and software on a server appliance of $0.4 and $0.3 million, respectively. Service related revenues comprised the remaining 61% of revenues, consisting of software maintenance contracts and professional services of $0.7 million and $0.4 million, respectively.

The $5.5 million growth in total revenues from 2009 to 2010 reflects a $6.5 million or 9% increase in product revenues, partially offset by a $1.0 million or 9% decrease in service revenues. The increase in product revenues resulted from a $7.9 million increase in equipment sales, partially offset by a $1.4 million reduction in sales of consumable products and parts. The overall increase in equipment sales in 2010 was primarily impacted by $9.3 million in sales of Professional product line equipment under a multi-system sales agreement with a retail customer, as well as increased sales to federal government agencies, driven by sales of the Company’s new surveillance solutions. These gains were partially offset by decreases in equipment sales in the Company’s European markets, impacted unfavorably by foreign currency fluctuations and reduced sales to medical equipment manufacturers and channel partners. The decrease in consumable product sales included a $0.6 million decline in the volume of ribbon and ink cartridge sales and a $0.5 million reduction in media and media kit sales. Reduced utilization by end-user customers of the Company’s installed base of digital publishing systems in its U.S. and European markets impacted the reduction in sales of consumable products. The decline in service-related revenues in 2010 was primarily impacted by the timing and amount of maintenance contract renewals resulting in the recognition of a reduced level of maintenance contract revenues. Recurring revenues, consisting of consumables, parts, maintenance contracts and service, comprised 54% of total revenues for the year ended December 31, 2010, compared to 60% in the prior-year period. Sales of Producer and Professional Series equipment comprised 17% and 25% of total revenues in 2010, respectively, compared to 21% and 12%, respectively, in the prior-year. The higher volume and concentration of Professional Series equipment sales in 2010 resulted from strong sales of Rimage’s Professional Series 5400N and 3400 publishing systems, introduced by the Company in March 2010, including sales of the 5400N under the multi-system sales agreement with a retail customer described above. Remaining revenues in each year were generated by sales of Desktop Series equipment, representing 4% and 6% of revenues in 2010 and 2009, respectively.

International disc publishing product line sales, inclusive of the impact of currency changes, increased 2% in 2011 from 2010 and comprised 39% of total disc publishing sales, compared to 35% in 2010 and 41% in 2009. The changes in international sales were driven by an 18% aggregate increase in sales in the Company’s Asian and Latin American markets, countered by declining sales in the Company’s European markets of 4%. The current-year reduction in sales in the Company’s European markets was the result of a challenging economic environment and the impact of increased competition, partially offset by the favorable impact of foreign currency fluctuations which increased European sales by approximately 5% in 2011. The European market, however, continued to generate the majority of international sales. Without the impact of currency changes, international revenues would have decreased $0.9 million, or 3% in 2011 compared to 2010. In the aggregate, currency fluctuations affecting primarily the Company’s European and Japanese operations increased consolidated revenues by 1.7% in 2011 relative to 2010 and decreased consolidated revenues by 1.1% in 2010 relative to 2009.

Future revenues will be dependent upon many factors, including the continued growth of Qumu’s enterprise video communications product line, the timing of revenue recognition depending upon whether Qumu structures its license arrangements with customers as term or perpetual licenses, the Company’s ability to successfully commercialize its online publishing solution currently under development, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of total revenues was 50.2% for the year ended December 31, 2011, compared to 49.0% and 48.5% for the years ended December 31, 2010, and 2009, respectively. Gross profit as a percentage of sales for the Company’s disc publishing and enterprise video communications product lines was 50.4% and 52.8%, respectively. Additionally, gross profit for the year ended December 31, 2011 included the impact of $0.2 million of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition.

Contributing to the higher margins in the disc publishing product line were improvements in service-related margins stemming from an increase in maintenance contract revenues coupled with reductions in support costs as a result of changes initiated in 2010 in the Company’s global service model. The service cost reductions included lower compensation from a reduction in personnel, a reduced requirement for replacement parts under maintenance contracts, and the sale of lower cost on-site maintenance contracts. Also favorably impacting gross profit as a percentage of revenue in the current year was a shift in the mix of equipment sales to higher margin products, due primarily to the decrease in sales of Professional Series products relative to Producer Series products, driven primarily by decreased sales in the U.S. retail market segment. The improvement in equipment margins occurred as Professional Series products generally carry lower selling prices and gross margins than Producer Series products, and sales in the retail market generally carry lower selling prices than other markets. Gross profit as a percentage of revenues for the current year also benefitted from increased selling prices primarily for consumable products in the Company’s U.S. and major European markets, reflecting the impact of removing distributors from these markets effective April 1, 2010.

Gross profit as a percentage of total disc publishing revenues in the current year was unfavorably impacted by higher media prices and air freight costs in the second quarter to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 11, 2011 earthquake and tsunami in Japan, reducing gross margin by nearly 0.3 percentage points. The unfavorable impact of this event was primarily confined to the second quarter of 2011, as the Company’s suppliers had restored their operations and the transportation network had recovered by the end of the second quarter. Gross margins were also unfavorably impacted in the current year by an increased volume and concentration of sales of media and media kits, which have lower margins than sales of ribbons and ink cartridges, and comprised 22% of disc publishing product line sales in the current year compared to 18% in the prior-year.

Revenues from the enterprise video communications product line since the acquisition of Qumu in October generated aggregate gross margins of 52.8%, contributing 0.1% to total gross profit as a percentage of total revenues. Product revenues, consisting of software licenses and software on a server appliance, generated an aggregate gross margin of 63%, while service revenues, consisting of software maintenance contracts and professional services, generated an aggregate gross margin of 47%.

Gross profit as a percentage of total revenues in 2010 relative to 2009 benefitted from increased selling prices for consumables and certain equipment sales in the Company’s U.S. and major European channel markets, reflecting the impact of removing distributors from these markets effective April 1, 2010. Margins in 2010 were also favorably impacted by a higher concentration of Producer and Professional Series equipment sales, which generally carry higher gross margins than Desktop Series equipment or recurring revenues. Additionally, margins in 2010 were favorably impacted by sales of the Company’s new surveillance solutions which contain enhanced functionality and resulting higher margins.

Partially offsetting the favorable impact of the above on gross profit as a percentage of revenue in 2010 compared to 2009 was the impact of foreign currency fluctuations which reduced reported revenues for the Company’s European operations to a greater degree than associated costs of revenue. Additionally, the following factors combined to create an aggregate reduction in average selling prices in 2010 for Producer and Professional Series equipment, producing an unfavorable impact on equipment margins: (1) an increased volume and concentration of sales in the U.S. retail market segment, which generally carry lower selling prices than other market segments, (2) an increased volume and concentration of Professional Series equipment sales, which generally have lower margins relative to Producer Series equipment sales, (3) and a price reduction on sales of 8100N systems, the high-end of the Producer Series. Further, margins for 2010 were unfavorably impacted by a reduction in service-related revenues, driven by the timing and amount of maintenance contract renewals, while associated service support costs declined only slightly, sustained by continued investments to strengthen the service support infrastructure of the Company’s international subsidiaries.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the integration of Qumu’s enterprise video communications product line, which has historically generated higher gross margins than the Company’s disc publishing product line. This benefit will be partially offset in future years from the inclusion of amortization expense associated with intangibles acquired as a result of the Qumu acquisition, expected to approximate $0.9 million in 2012.

Operating Expenses. Total operating expenses amounted to $37.6 million in 2011, compared to $31.9 million in 2010 and $29.1 million in 2009. The $5.6 million rise in total operating expenses from 2010 to 2011 occurred as a result of $3.4 million of expenses incurred by Qumu subsequent to the acquisition in October 2011 and a $2.2 million increase in operating expenses from the Company’s remaining operations, of which $1.7 million pertained to nonrecurring transaction costs associated with the acquisition of Qumu.

Total research and development expenses were $7.3 million, $6.5 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, representing 8.7%, 7.3% and 8.6% of revenues, respectively. The $0.8 million increase in total research and development expenses from 2010 to 2011 reflects post-acquisition expenses of $1.1 million generated by Qumu, partially offset by a $0.3 million reduction in expenses from the Company’s other development activities. The $0.3 million decrease in research and development activities exclusive of Qumu was the result of a lower level of expenses incurred in 2011 to support new development projects, impacted by a higher level of outside services in 2010 to support initial development work on a new online publishing solution, which continued under development in 2011. Partially offsetting these declines was the impact of costs incurred to build an infrastructure and initial employee base for a development center in India established in early 2011. Additionally, compensation related costs increased in 2011, reflecting the impact of personnel additions during 2010 to support the development of an online publishing solution and other new products in the Company’s disc publishing product line.

Research and development expenses associated with Qumu’s video enterprise communications product line consisted primarily of software development to design new Intelligent Content Routing modules which are expected to provide significant add-on functionality and enhancements to Video Control Center (VCC Release 6.0) and Video Net Edge (VNE Release 2.0) software products.

Research and development expenses in 2010 decreased 9% from 2009, stemming from a lower level of expenses incurred to support new product development projects. This decrease was impacted largely by $2.3 million in expenses incurred in 2009 as part of a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010. Partially offsetting this decline were increased compensation costs of $1.1 million associated with late 2009 and 2010 personnel additions and $0.6 million of expenses incurred to begin development of a new online publishing solution and to develop other new products.

Rimage anticipates its expenditures for research and development in 2012 will increase significantly from the levels experienced during 2011 primarily as a result of a full year of support of its recently acquired enterprise communications product line. The Company also plans continued development of its new online publishing solution and development and improvement of products for the disc publishing product line.

Total selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 were $30.1 million, $25.4 million and $21.9 million, respectively, representing 36%, 28.7% and 26.4% of revenues, respectively. The $4.7 million increase in selling, general and administrative expenses from 2010 to 2011 was attributable to $2.1 million of expenses incurred by Qumu subsequent to the acquisition and a $2.6 million increase in expenses from the Company’s remaining operations.

The $2.6 million described increase in selling, general and administrative expenses in 2011 from 2010 includes $1.7 million of nonrecurring transaction costs associated with the acquisition of Qumu. Additionally, currency fluctuations primarily affecting the Company’s European operations increased expenses by $0.5 million in 2011 compared to the prior year. Other factors that increased expenses in the current year included the impact of investments made to strengthen the Company’s core business and implementation of its growth strategy. Such costs included investments in the Company’s sales and marketing organization to support solutions-based sales, increased compensation-related costs stemming from personnel additions, including costs to restructure the European sales organization, increased consulting costs, and expenses incurred by the Company’s majority-owned Chinese joint venture as it continued to establish its employee base and support infrastructure. Increased legal expenses associated with the acquisition of a minority equity interest in BriefCam and a patent infringement lawsuit further contributed to current year expense growth. Factors that decreased expenses in the current year included the impact of $0.3 million of one-time separation costs in the third quarter of 2010 associated with the departure of an executive officer and expenses to establish the Company’s majority-owned Chinese joint venture in the third quarter of 2010. Additionally, the Company incurred a lower level of expenses in the current year for recruiting activities and promotional programs.

The rise in expenses in 2010 relative to 2009 primarily reflects the impact of investments made to strengthen the Company’s core business and implement its growth strategy, including increased compensation-related costs of $2.4 million from personnel additions, stock-based compensation and new hire recruiting costs; increased expenses for travel and promotional programs approximating $0.6 million and increased legal expenses of $0.3 million associated with new business initiatives, including the formation of the Company’s majority-owned joint venture in China in the third quarter of 2010. Additionally, the Company incurred increased expenses in 2010 approximating $0.4 million to further develop its enterprise resource planning system, including implementation of an enhanced sales order processing system to support the changes made effective April 1, 2010 in its sales distribution model and development of expanded reporting capabilities. Partially offsetting the increases in expenses described above was a reduced level of one-time employee separation costs in 2010 of $0.2 million, primarily reflecting the impact of the retirement of an executive officer in late 2009 and the departure of another executive officer in third quarter 2010. Additionally, foreign currency fluctuations primarily impacting the Company’s European operations reduced selling, general and administrative expenses by $0.2 million in 2010 relative to 2009.

Rimage anticipates selling, general and administrative expenses will increase significantly in 2012 from the levels experienced during 2011 primarily as a result of a full year of support of Qumu’s enterprise communications operations.

Amortization of Purchased Intangibles. Operating expenses in 2011 include $0.2 million for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu in October 2011. Operating expenses in 2012 are expected to include approximately $1.1 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenue.

Other Income, Net. The Company recognized interest income on cash and marketable securities of $0.2 million, $0.5 million and $1.5 million in 2011, 2010 and 2009, respectively. The year-over-year decline in interest income was the result of a reduction in average effective yields stemming from the Company’s transition to investments in lower yield money market and U.S. treasury securities, as well as an environment of generally lower interest rates. Augmenting the impact of lower effective yields in 2011 was a reduction in average cash equivalent and marketable securities balances of approximately $3.7 million, largely impacted by the Company’s use of approximately $39 million in cash to acquire Qumu. Other income in 2009 included the Company’s recognition of a gain on sale of marketable securities of $0.3 million as a result of the sale of approximately $33 million of municipal securities and reinvestment in U.S. treasury securities. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.

Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income. For the years ended December 31, 2011, 2010 and 2009, income tax expense amounted to $2.0 million, $4.5 million and $4.6 million, respectively, representing 42.8%, 37.2% and 35.2% of income before income taxes, respectively. The increase in the effective tax rate in 2011 relative to 2010 was primarily the result of nondeductible transaction expenses associated with the acquisition of Qumu. Partially offsetting the unfavorable impact of the above was an increase in the federal research credit resulting from an increase in qualifying development projects, including those introduced as a result of the acquisition of Qumu. The increase in the effective tax rate from 2009 to 2010 was primarily impacted by a significantly reduced amount of tax-exempt interest income comprising a smaller percentage of pre-tax income relative to the prior year. Partially offsetting the unfavorable effect of lower tax-exempt interest income in 2010 was an increased benefit from the Section 199 deduction, impacted by an increase in the rate applied to excludable production activities income from 6% to 9% effective January 1, 2010, and a decline in state income tax expense due primarily to a reduction in apportionment factors in certain states.

Net Income / Net Income Per Share. Net income for the years ended December 31, 2011, 2010 and 2009 amounted to $2.8 million, $7.7 million and $8.5 million, representing 3.4%, 8.7% and 10.2% of revenues, respectively. Related net income per diluted share amounts were $0.29 in 2011, $0.80 in 2010 and $0.89 in 2009.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At December 31, 2011, the Company had working capital of $78.3 million, down $41.9 million from working capital reported at December 31, 2010. The primary contributor to the decrease in working capital was the net outlay of $39.4 million in cash to acquire Qumu in October 2011. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under Board authorizations originally providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock at an average purchase price of $15.56 per share during the fourth quarter 2010. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. The Company did not purchase any shares during the first half of 2011, but resumed repurchases under the program in July 2011, and purchased an additional 458,531 shares through December 31, 2011 at an average price of $13.15 per share. The repurchase program has been funded to date using cash on hand. As of December 31, 2011, 347,009 shares remained available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of dividend payments and authorized the first dividend of $0.10 per share payable April 15, 2011, followed by two additional dividends at $0.10 per share payable July 15, 2011 and September 15, 2011. On October 7, 2011, the Board declared a dividend of $0.17 per share to shareholders of record as of November 30, 2011, payable December 15, 2011, resulting in the payment of four dividends in 2011 aggregating $4.6 million. The Company expects quarterly dividend payments during 2012 of approximately $1.7 million.

Net cash provided by operating activities totaled $7.1 million, $11.6 million and $14.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The $4.5 million decrease in cash provided by operating activities in 2011 relative to 2010 resulted from a $5.9 million decrease in net income adjusted for non-cash and non-operating items, partially offset by changes in operating assets and liabilities producing a $1.4 million larger increase in cash. Primarily contributing to the change in operating assets and liabilities compared to the prior-year were favorable changes of $4.0 million in deferred income and $2.7 million in receivables, partially offset by unfavorable changes of $2.6 million in trade accounts payable, $1.5 million in prepaid income taxes and $1.1 million in inventories. The favorable change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the current year’s first quarter under a multi-system sales agreement obtained in the second quarter of 2010, followed by a significant volume of retail contract renewals in the second quarter and the sale of $0.4 million of new maintenance contracts associated with a large equipment sale to a federal law enforcement agency in the third quarter. The favorable change in receivables was primarily impacted by a decrease in sales in the last two months of the fourth quarter 2011 from the last two months in 2010 compared to an increase in the same prior-year periods. The unfavorable change in trade accounts payable in the current year occurred as a result of a $1.4 million reduction in trade payables in 2011 compared to a $1.2 million increase in 2010. This change was largely driven by $0.6 million in payments in the current-year period to reduce a $1.5 million liability initially established in 2009 for non-recurring engineering charges associated with a development arrangement with a third party supplier to develop the 5400N and 3400 Professional Series products launched by the Company in the first quarter of 2010. The unfavorable change in prepaid income taxes resulted from the timing of estimated tax payments. The unfavorable change in inventories occurred as a result of the Company’s decision to maintain higher levels of inventory to minimize potential future supply disruptions.

Investing activities consumed net cash of $34.5 million in 2011, and provided net cash of $24.1 million and $42.2 million for the years ended December 31, 2010 and 2009, respectively. The $34.5 million net use of cash in 2011 was driven primarily by the Company’s net outlay of $39.4 million in cash as part of its acquisition of Qumu in October 2011, and additionally, a $2 million equity investment in BriefCam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Included in the $39.4 million in cash paid for the acquisition of Qumu was approximately $0.6 million in working capital and other adjustments that increased the purchase price under the terms of the Merger Agreement. Investing activities for each year also reflect maturities and sales of marketable securities, net of purchases of marketable securities, partially offsetting the impact on cash and cash equivalents of the described cash investments in 2011. Maturities and sales of marketable securities, net of related purchases, increased cash and cash equivalents by $8.6 million, $28.6 million and $42.6 million in 2011, 2010 and 2009, respectively. Investing activities in each year also included purchases of property and equipment of $1.2 million in 2011, $4.2 million in 2010, and $0.4 million in 2009. Capital expenditures in 2011 consisted primarily of the first installment payment of $0.4 million for software source code, acquired and capitalized by the Company’s Chinese joint venture in late 2010, and office equipment. Capital expenditures in 2010 included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures during 2010 consisted primarily of costs to support the Company’s enhancement of its enterprise resource management system and office equipment. Capital expenditures in 2009 included purchases of office equipment, manufacturing tooling and information technology related infrastructure. Capital expenditures in 2012 are expected to approximate $2 million.

Financing activities used net cash of $10.4 million and $0.3 million in 2011 and 2010, respectively, and generated net cash of $1.3 million in 2009. The net use of cash in financing activities in 2011 and 2010 was largely attributable to the Company’s repurchase of shares of its common stock, requiring $6.0 million of cash to purchase 458,531 shares in 2011 and $1.8 million of cash to purchase 117,377 shares in 2010. Additionally, the Company paid dividends on outstanding shares of its common stock of $4.6 million in 2011. Financing activities in each year included proceeds from employee stock plans of $0.3 million, $0.9 million and $1.2 million, respectively. A $0.6 million equity investment from the noncontrolling interest in the Company’s majority-owned joint venture in China positively impacted financing activities in 2010.

A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and income tax liabilities under Accounting Standards Codification (“ASC”) Topic 740 at December 31, 2011 is as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016
Operating leases	$3,477	$937	$985	$651	$469	$435
Capital leases (1)	65	23	23	19	—	—
Income tax liabilities under ASC 740 (2)	—	—	—	—	—	—

Total contractual cash obligations	$3,542	$960	$1,008	$670	$469	$435

(1)	Amounts include principal and interest.

(2)

The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2011 to be paid to the applicable tax authorities in 2012. The full balance of unrecognized tax benefits under ASC 740 of $977,000 at December 31, 2011, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2011.

Revenue Recognition. Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a managed service. The Company also sells optional software maintenance support contracts and professional services as part of the new Qumu product offering.

Disc Publishing Revenue
Revenue for product sales (including equipment and consumables), which do not include any requirement for installation or training, is recognized on shipment or delivery, at which point the following criteria have been satisfied:

•

Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders, and sales invoices are sent upon delivery of the product.

•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time risk of loss transfers.

•	The sales price is fixed or determinable. All sales prices are fixed at the time of the sale.

•

Collectability is reasonably assured. All sales are made on the basis that collection is expected in line with the Company’s payment terms as outlined in the non-cancelable purchase order or contract, and such terms are consistent with industry practice in the geographies in which the Company markets its products.

Revenue for separately-priced maintenance contracts and installation services associated with the Company’s disc publishing products is deferred until earned. A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

In an arrangement including disc publishing equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.

Enterprise Video Communications Revenue
Revenue generated by the enterprise video communications product platform, acquired as part of the Company’s purchase of Qumu, includes the sale of software licenses, including software licensed on a server appliance, and are sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include optional professional services. The Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance support as well as other professional services. The Company has established VSOE for the fair value of the maintenance contracts based on the price charged when the element is sold separately. The fair value of the professional services is based on the rates charged for those services when sold independently. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

Revenue from maintenance contracts providing technical support and software update and upgrade rights is recognized ratably over the term of the maintenance contracts. Since the Company is able to determine VSOE for the professional service revenues and these services are not essential to the functionality of the software, revenue from such services is recognized as the services are performed.

When VSOE has been established for all undelivered elements, revenue from license fees sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require services that are essential to the functionality of the software.

In some cases, the Company also sells the software licenses and bundled maintenance under a subscription arrangement. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is recognized ratably over the contract term beginning on the commencement date of the contract.

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

Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2011, the Company carried a valuation allowance totaling $0.7 million to reduce the full tax benefit of loss carryforwards for a subsidiary in Japan established in May 2005 and a majority-owned joint venture established in August 2010.

Management recognizes a tax accrual for estimated exposures associated with uncertain tax positions and adjusts this accrual in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate settlement may result in payments that are significantly different from management’s current estimate of tax liabilities, resulting in the recognition of additional charges or benefits to income tax expense. At December 31, the Company recognized gross tax liabilities for new uncertainties of $736,000, before reduction for a valuation allowance on research credit carryforwards resulting from the acquisition of Qumu in October 2011, and $41,000 for other tax positions. Additionally, the Company reversed gross tax liabilities, exclusive of interest and penalties, amounting to $160,000 for prior-year tax positions.

Stock-Based Compensation. The Company accounts for stock-based awards using the modified prospective method. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognized stock-based compensation costs of approximately $2.0 million, $1.9 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of each stock option award on the date of grant. The Black-Scholes model requires the input of certain assumptions that involve management judgment. Key assumptions that affect the calculation of fair value include the expected life of stock-based awards, the Company’s historical stock price volatility and the expected dividend yield. Additionally, the Company is required to estimate the expected forfeiture rate of unvested awards and recognize expense for only those shares expected to vest. The assumptions used in calculating the fair value of stock-based awards and the forfeiture rate of such awards reflect management’s best estimates. However, circumstances may change and additional data may become available over time, which could result in changes to these assumptions that materially impact the fair value determination of future awards or their estimated rate of forfeiture. If assumptions change for future stock-based awards, the compensation expense recorded may differ significantly from the expense recorded in the current period.

See Note 3 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on stock-based compensation.

Valuation of Intangible Assets and Goodwill. When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. The fair value of intangible assets acquired in 2011, including trade names, developed technology, in-process research and development and customer relationships, was based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated economic lives, ranging from 1 to 16 years. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.

Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company’s annual assessment includes a comparison of the carrying amount of the net assets, including goodwill, to the fair value. If the carrying amount exceeds the fair value, goodwill may be impaired. Management plans to conduct its annual impairment analysis during the Company’s fourth quarter. The Company is not aware of any indicators that have occurred during the fourth quarter 2011 that would affect the value of the goodwill recorded at the acquisition date.

Impairment of Long-lived Assets. Long-lived assets at December 31, 2011 consisted of property and equipment, including capitalized internally developed software costs; acquired intangible assets; and software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the year ended December 31, 2011.

New Accounting Pronouncements
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

In September 2011, the FASB issued ASU No 2010-28, “Intangibles – Goodwill and Other – that introduces the use of qualitative factors when considering the need to perform a step 1 goodwill impairment test. If the Company concludes that qualitative factors indicate that it is more likely than not that the fair value exceeds the carrying value, then they do not need to perform a step 1 goodwill impairment test. This update to ASC 350 is effective for the first quarter of 2012. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Available Information
Rimage maintains a website at www.rimagecorp.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.rimagecorp.com and click on “Investors,” then click on “SEC Filings EDGAR).” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Rimage Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.

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

	Expected Maturity or Transaction Date
	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(US$ equivalent in thousands)
Anticipated Transactions and Related Derivatives

Forward Exchange Agreements (Receive $US/Pay €)
Contract Amount	$1,287	$—	$—	$—	$—	$1,287	$41
Average Contractual Achange Rate	1.327	—	—	—	—	1.327

A hypothetical 10% appreciation or depreciation in the value of the U.S. dollar relative to the Euro as of December 31, 2011, assuming all other variables are held constant, would result in a larger gain or loss in fair value of approximately $19,000, respectively, than that reflected above as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Rimage Corporation:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company acquired Qumu, Inc. (Qumu) in October 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Qumu’s internal control over financial reporting associated with approximately 3% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2011, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rimage Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited Rimage Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Qumu, Inc. (Qumu) in October 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Qumu’s internal control over financial reporting associated with approximately 3% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Qumu.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2012

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands, except share data)

Assets	December 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$70,161	$107,982
Marketable securities	—	8,790
Receivables, net of allowance	15,496	13,764
Inventories	6,198	4,502
Prepaid expenses and other current assets	3,051	1,069
Deferred income taxes - current	3,531	425
Total current assets	98,437	136,532

Property and equipment, net	6,177	7,528
Intangible assets, net of amortization	19,238	—
Goodwill	22,218	—
Deferred income taxes - non-current	8,589	2,509
Other assets - non-current	3,001	1,475
Total assets	$157,660	$148,044

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,469	$6,045
Accrued compensation	5,231	3,821
Other accrued expenses	916	663
Income taxes payable	—	139
Deferred income and customer deposits	8,492	5,615
Other current liabilities	48	20
Total current liabilities	20,156	16,303

Long-term liabilities:
Deferred income - non-current	4,769	2,225
Income taxes payable - non-current	96	215
Other non-current liabilities	339	664
Total long-term liabilities	5,204	3,104
Total liabilities	25,360	19,407

Commitments and contingencies (Notes 13 and 19)	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,203,734 and 9,479,272, respectively	102	95
Additional paid-in capital	54,835	43,062
Retained earnings	76,875	84,657
Accumulated other comprehensive income	128	317
Total Rimage stockholders’ equity	131,940	128,131
Noncontrolling interest	360	506
Total stockholders’ equity	132,300	128,637
Total liabilities and stockholders’ equity	$157,660	$148,044

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009
Revenues:
Product	$71,155	$78,746	$72,285
Service	12,479	9,985	10,942
Total revenues	83,634	88,731	83,227
Cost of revenues:
Product	34,767	37,981	35,491
Service	6,846	7,240	7,403
Total cost of revenues	41,613	45,221	42,894
Gross profit	42,021	43,510	40,333

Operating expenses:
Research and development	7,257	6,506	7,143
Selling, general and administrative	30,093	25,432	21,944
Amortization of purchased intangibles	223	—	—
Total operating expenses	37,573	31,938	29,087
Operating income	4,448	11,572	11,246

Other income (expense):
Interest, net	195	507	1,542
Realized gain on sale of marketable securities	—	—	278
Gain (loss) on currency exchange	17	14	48
Other, net	9	3	(2)
Total other income, net	221	524	1,866

Income before income taxes	4,669	12,096	13,112
Income tax expense	1,997	4,494	4,617
Net income	2,672	7,602	8,495
Net loss attributable to the noncontrolling interest	163	98	—
Net income attributable to Rimage	$2,835	$7,700	$8,495

Net income per basic share	$0.29	$0.81	$0.91

Net income per diluted share	$0.29	$0.80	$0.89

Basic weighted average shares outstanding	9,674	9,524	9,374

Diluted weighted average shares outstanding	9,699	9,596	9,507

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling Interest	Total

	Common stock
	Shares	Amount

Balance at December 31, 2008	9,335	$93	$37,484	$70,287	$1,184	$—	$109,048

Stock issued for employee stock plans	117	1	1,224	—	—	—	1,225
Issuance of restricted stock	20	—	—	—	—	—	—
Net tax benefit relating to exercise of stock options	—	—	46	—	—	—	46
Stock-based compensation	—	—	1,542	—	—	—	1,542
Comprehensive income:
Net income	—	—	—	8,495	—	—	8,495
Translation adjustment	—	—	—	—	(42)	—	(42)
Change in unrealized gain from available-for-sale securities, net of taxes of $258	—	—	—	—	(365)	—	(365)
Total comprehensive income						—	8,088
Balance at December 31, 2009	9,472	$94	$40,296	$78,782	$777	$—	$119,949

Stock issued for employee stock plans	105	1	944	—	—	—	945
Issuance of restricted stock	20	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	588	588
Net tax benefit relating to exercise of stock options	—	—	(114)	—	—	—	(114)
Stock-based compensation	—	—	1,936	—	—	—	1,936
Repurchase of common stock	(117)	—	—	(1,825)	—	—	(1,825)
Comprehensive income:
Net income	—	—	—	7,700	—	(98)	7,602
Translation adjustment	—	—	—	—	(294)	16	(278)
Change in unrealized gain from available-for-sale securities, net of taxes of $225	—	—	—	—	(166)	—	(166)
Total comprehensive income						(82)	7,158
Balance at December 31, 2010	9,480	$95	$43,062	$84,657	$317	$506	$128,637

Stock issued for employee stock plans	37	—	278	—	—	—	278
Issuance of restricted stock	146	1	(1)	—	—	—	—
Stock issued in acquistion	1,000	10	9,534	—	—	—	9,544
Net tax reductions relating to exercise and expiration of stock options	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	1,981	—	—	—	1,981
Cash Dividends				(4,595)		—	(4,595)
Repurchase of common stock	(459)	(4)	—	(6,022)	—	—	(6,026)
Comprehensive income:
Net income	—	—	—	2,835	—	(163)	2,672
Translation adjustment	—	—	—	—	(106)	17	(89)
Change in unrealized gain from available-for-sale securities, net of taxes of $51	—	—	—	—	(83)	—	(83)
Total comprehensive income						(146)	2,500
Balance at December 31, 2011	10,204	$102	$54,835	$76,875	$128	$360	$132,300

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$2,672	$7,602	$8,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,937	2,108	1,250
Deferred income tax benefit	(2,096)	(123)	(573)
Gain on sale of marketable securities	—	—	(278)
Loss on disposal of property and equipment	34	9	40
Stock-based compensation	1,980	1,937	1,542
Excess tax benefits from stock-based compensation	(13)	(58)	(64)
Changes in operating assets and liabilities:
Receivables	2,372	(302)	(2,572)
Inventories	(1,545)	(429)	1,486
Prepaid expenses and other current assets	(296)	(25)	930
Trade accounts payable	(1,414)	1,213	(194)
Income taxes payable / prepaid income taxes	(1,246)	276	623
Accrued compensation	114	44	1,948
Other accrued expenses and other current liabilities	(155)	(286)	(178)
Deferred income and customer deposits	3,720	(325)	1,707

Net cash provided by operating activities	7,064	11,641	14,162

Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	(39,379)	—	—
Purchase of cost method investment	(2,000)	—	—
Purchases of marketable securities	—	—	(70,479)
Maturities of marketable securities	8,585	28,555	106,231
Sales of marketable securities	—	—	6,835
Purchases of property and equipment	(1,177)	(4,178)	(424)
Issuance of note receivable	(500)	(290)	—

Net cash provided by (used in) investing activities	(34,471)	24,087	42,163

Cash flows from financing activities:
Repurchase of common stock	(6,028)	(1,826)	—
Payment of dividends	(4,595)	—	—
Contribution from noncontrolling interest	—	588	—
Principal payments on capital lease obligations	(20)	(19)	(35)
Excess tax benefits from stock-based compensation	13	58	64
Proceeds from employee stock plans	279	944	1,225

Net cash provided by (used in) financing activities	(10,351)	(255)	1,254

Effect of exchange rate changes on cash	(63)	2	43

Net increase (decrease) in cash and cash equivalents	(37,821)	35,475	57,622

Cash and cash equivalents, beginning of year	107,982	72,507	14,885

Cash and cash equivalents, end of year	$70,161	$107,982	$72,507

Supplemental disclosures of net cash paid during the period for:
Income taxes	$5,412	$4,346	$4,031
Non-cash investing and financing activities:
Stock issued for acquisition of business	$9,544	$—	$—
Capital lease obligations	$—	$—	$98

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

Rimage Corporation helps businesses deliver digital content directly and securely to their customers and employees. Rimage’s disc publishing business supplies more than 10,000 customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. With its acquisition of Qumu, Inc. (“Qumu”), Rimage entered the rapidly growing enterprise video communications market. The combination of Qumu with Rimage’s disc publishing business, and online publishing initiative under development, enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

Revenue Recognition

Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a managed service. The Company also sells optional software maintenance support contracts and professional services as part of the new Qumu product offering.

Disc Publishing Revenue

Revenue for product sales (including equipment and consumables), which do not include any requirement for installation or training, is recognized on shipment or delivery, at which point the following criteria have been satisfied:

•

Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders, and sales invoices are sent upon delivery of the product.

•	Delivery has occurred. Product has been transferred to the customer or the customer’s designated delivery agent, at which time risk of loss transfers.

•	The sales price is fixed or determinable. All sales prices are fixed at the time of the sale.

•

Collectability is reasonably assured. All sales are made on the basis that collection is expected in line with the Company’s payment terms as outlined in the non-cancelable purchase order or contract, and such terms are consistent with industry practice in the geographies in which the Company markets its products.

Revenue for separately-priced maintenance contracts and installation services associated with the Company’s disc publishing products is deferred until earned. A standard product sale by the Company does not require a commitment on the Company’s part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.

In an arrangement including disc publishing equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company’s stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.

Enterprise Video Communications Revenue

Revenue generated by the enterprise video communications product platform, acquired as part of the Company’s purchase of Qumu, includes the sale of software licenses, including software licensed on a server appliance, and are sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include optional professional services. The Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance support as well as other professional services. The Company has established VSOE for the fair value of the maintenance contracts based on the price charged when the element is sold separately. The fair value of the professional services is based on the rates charged for those services when sold independently. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.

Revenue from maintenance contracts providing technical support and software update and upgrade rights is recognized ratably over the term of the maintenance contracts. Since the Company is able to determine VSOE for the professional service revenues and these services are not essential to the functionality of the software, revenue from such services is recognized as the services are performed.

When VSOE has been established for all undelivered elements, revenue from license fees sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require services that are essential to the functionality of the software.

In some cases, the Company also sells the software licenses and bundled maintenance under a subscription arrangement. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is recognized ratably over the contract term beginning on the commencement date of the contract.

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

Marketable Securities

Marketable securities generally consist of U.S. treasury bills, money market securities, municipal securities, corporate securities, and U.S. government agency securities with long-term credit ratings of AAA and short-term credit ratings of A-1. Marketable securities are classified as short-term or long-term in the accompanying consolidated balance sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to twelve months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities. At December 31, 2011, the Company held no marketable securities.

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

Goodwill and Other Intangible Assets

Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include trade names, developed technology, in-process research and development, customer relationships and software with estimates of recoverability ranging from 1 to 16 years that are amortized generally on a straight-line basis. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.

At December 31, 2011, the Company recorded goodwill of $22.2 million. The goodwill is the result of the Qumu acquisition completed in the fourth quarter as described in Note 2. Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company’s annual assessment includes a comparison of the carrying amount of the net assets, including goodwill, to their fair value. If the carrying amount exceeds the fair value, goodwill may be impaired. Management plans to conduct its annual impairment analysis during the Company’s fourth quarter. The Company is not aware of any indicators that have occurred during the fourth quarter 2011 that would affect the value of the goodwill recorded at the acquisition date.

Impairment of Long-lived Assets

Long-lived assets at December 31, 2011 consisted of property and equipment, including capitalized internally developed software costs; acquired intangible assets; and software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. No impairment charges were recognized by the Company during the year ended December 31, 2011.

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

The warranty accrual rollforward, including provisions and claims, is as follows (in thousands):

Years Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance

December 31, 2011	$231	$630	$(565)	$—	$296

December 31, 2010	221	360	(350)	—	231

December 31, 2009	263	376	(419)	1	221

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

The Company calculates net income per share pursuant to the two-class method which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method.

Foreign Currency Translation / Transactions

The functional currency for each of the Company’s foreign subsidiaries and majority-owned foreign joint venture is the respective local currency. The assets and liabilities of the Company’s foreign entities are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded net gains (losses) on foreign currency translation in comprehensive income of $(89,000), ($278,000) and $(42,000) for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company enters into forward foreign exchange contracts to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are calculated at each period end and are recognized in net income in the period in which they arose. The fair value of forward foreign exchange contracts are recorded in other current assets or other current liabilities.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which requires new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 of the fair value hierarchy. The ASU also requires additional information in the roll-forward of Level 3 assets and liabilities including the presentation of purchases, sales, issuances and settlements on a gross basis. Further clarification for existing disclosure requirements provides for the disaggregation of assets and liabilities presented, and the enhancement of disclosures around inputs and valuation techniques. This ASU impacts disclosures only. The Company adopted the disclosure provisions of this ASU effective January 1, 2010, with the exception of the additional required information in the roll-forward of Level 3 assets and liabilities, which the Company adopted effective January 1, 2011. In May 2011, the FASB issued and update to guidance in ASC 820, which clarifies the application of fair value and enhances disclosure regarding valuation of financial instruments and level 3 fair value measurement inputs. No transfers of assets or liabilities into or out of Level 1 or 2 of the fair value hierarchy occurred or were required during the year ended December 31, 2011. The Company’s adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2010, the FASB issued ASU No 2010-29, “Business Combinations”, which clarifies the disclosure requirements for pro forma presentation of revenue and earnings related to a business combination. The Company adopted this guidance effective January 1, 2011. The Company’s adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

2) Acquisition of Qumu, Inc.

On October 10, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) to acquire 100% of the outstanding stock of Qumu, a leading supplier of enterprise video communication solutions and social enterprise applications for business. Based in San Bruno, California, Qumu’s products are expected to complement Rimage’s online publishing solution currently under development, and each company is expected to benefit from the other’s existing customer base. The acquisition was made to accelerate the Company’s growth potential in the global content delivery market.

After inclusion of working capital and other adjustments required under the Merger Agreement, the aggregate purchase price totaled approximately $53 million, consisting of a net cash outlay of approximately $39 million and approximately 1,000,000 shares of Rimage’s common stock. For the purposes of calculating the number of shares of common stock issuable in the merger, the parties agreed upon a value of $13.1865 per share. Pursuant to the terms of a lock-up agreement, the shares issued in the merger will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for one-third of the shares at each of 180 days, 270 days and 365 days following the effective date of the merger. Following the acquisition, Qumu’s liabilities consisted of trade payables, accrued operating expenses and deferred income related primarily to active software maintenance contracts. Of the cash amounts payable in the merger, $5.2 million is subject to escrow for a one-year period to secure a possible working capital adjustment and the indemnification obligations to Rimage. The acquisition was funded through the use of cash held by Rimage at the acquisition date and Rimage common stock.

The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The aggregate purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. Management engaged the services of an independent qualified third party appraiser to assist with establishing fair values. The fair values assigned to intangible assets were determined through the use of forecasted cash inflows and outflows and applying a relief-from royalty and a multi-period excess earnings method. These valuation methods were based on management’s estimates as of the acquisition date of October 10, 2011. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for tax purposes. Transaction costs of approximately $1.7 million were expensed as incurred and were included in the Company’s selling, general and administrative expenses.

The following table summarizes the preliminary purchase accounting allocation of the total purchase price to Qumu’s net tangible and intangible assets, with the residual allocated to goodwill (in thousands).

Aggregate purchase price	$51,275
Less: discount applied to Rimage stock for trade restrictions	(1,955)
Net transaction consideration	$49,320

Current assets	$5,213
Property and equipment	390
Intangible assets	18,900
Goodwill	22,218
Net deferred tax assets	7,229
Current liabilities	(4,630)
Total net assets acquired	$49,320

The aggregate purchase price for purchase accounting of $51,275,000 reflects the cash consideration plus the valuation of issued Rimage stock at the closing price per share of $11.50 on the date of the acquisition. The purchase price allocation is considered preliminary and is subject to change pending finalization primarily of the value of tax benefits of acquired loss and tax credit carryforwards. As such, amounts subject to potential change in the purchase accounting allocation include goodwill and net deferred tax assets.

The guidance under ASC 805 provides that intangible assets with finite lives be amortized over their estimated remaining useful lives, while goodwill and other intangible assets with indefinite lives will not be amortized, but rather tested for impairment on at least an annual basis. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

The Company is amortizing the acquired intangible assets on a straight-line basis over their expected economic lives. Amortization expense related to the intangibles is reflected in cost of revenues ($0.2 million) and operating expenses – amortization of purchased intangibles ($0.2 million) in the Consolidated Statements of Income. The Company established deferred tax assets amounting to approximately $14.2 million for the future benefit of utilization of acquired net operating losses and other tax credits, as well as the impact of cumulative temporary book to tax differences on Qumu’s opening balance sheet. A deferred tax liability was established for approximately $7.0 million, for the estimated future impact of the difference in the book vs. tax basis of the purchased intangible assets.

Included in the Company’s operating results for 2011 are Qumu-generated revenues of $1.8 million and an operating loss of approximately $2.6 million, inclusive of the impact of $0.4 million of amortization expense associated with purchased intangible assets.

The following table contains unaudited pro forma results for the years ended December 31, 2011 and 2010, as if the Qumu acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Years Ended December 31,
	2011		2010
	Reported	Pro Forma (Unaudited)	Reported	Pro Forma (unaudited)

Net sales	$83,634	$94,092	$88,731	$98,326
Net earnings	2,835	308	7,700	3,264
Net earnings er share:
Basic	0.29	0.03	0.81	0.31
Diluted	0.29	0.03	0.80	0.31

The above pro forma financial information is based on the historical financial results of Rimage and Qumu after giving effect to the acquisition and certain pro forma adjustments, summarized below.

Pro forma adjustments relate primarily to 1) amortization of identified intangible assets ($1.6 million and $2.0 million for pro forma 2011 and 2010, respectively), 2) a decrease in revenue recognized under deferred maintenance and subscription license agreements as a result of required fair value purchase accounting adjustments which valued the deferred income at estimated remaining fulfillment costs and profit associated with the fulfillment effort, excluding selling profit ($0.7 million for pro forma 2010), 3) reduced interest income resulting from Rimage’s use of cash to complete the acquisition ($0.2 million for pro forma 2010), 4) elimination of Qumu’s interest expense and bank fees associated with debt that was retired with acquisition proceeds ($0.9 million and $0.7 million for pro forma 2011 and 2010, respectively), and certain other adjustments together with related income tax effects ($1.9 million and $2.6 million for pro forma 2011 and 2010, respectively). The pro forma financial results do not include the impact of one-time transaction-related costs.

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they claim to be indicative of the results that will be obtained in the future. In addition, the pro forma results do not reflect the realization of any cost savings that may have been achieved from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

3) Stock-Based Compensation, Common Stock Repurchases and Dividends

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. In May 2009 and May 2011, the Company’s shareholders approved amendments to the 2007 Plan, including a combined increase in the number of shares authorized for issuance of 1,000,000 shares to a total of 1,730,320 shares. At December 31, 2011, a total of 395,003 shares were available for future grant under the 2007 Plan, as amended. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees through March 31, 2006 under the 1992 Plan generally become exercisable over a two-year period and terminate ten years from the date of grant. Options issued to employees after March 31, 2006 under both the 1992 Plan and the 2007 Plan generally become exercisable over a four-year period. Options issued to employees through May 13, 2008 under the 1992 Plan and the 2007 Plan terminate ten years from the date of grant, while options issued effective May 14, 2008 under the 2007 Plan terminate seven years from the date of grant. Stock options granted to non-employee directors vest six months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock units issued to employees and to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that generally lapse in varying time periods from the date of grant.

In addition to awards granted under the 2007 Plan and 1992 Plan, the Company granted non-qualified options to purchase 200,000 and 150,000 shares of its common stock to newly hired executive officers on April 1, 2009 and October 10, 2011, respectively. The options in both cases were granted outside of any shareholder-approved plan as inducements to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment, vest in four equal installments on each of the first four anniversaries of the date of grant and have terms of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the executive officers.

The Company determines stock-based compensation expense based on the grant-date fair value and recognizes it on a straight-line basis over the vesting period for each stock-based award granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not an option is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed.

The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Years Ended December 31,
	2011	2010	2009

Stock-based compensation cost charged against income, before income tax benefit Stock options	$1,447	$1,467	$1,174
Resticted stock and restricted stock units	534	470	368
	$1,981	$1,937	$1,542

Income tax benefit related to stock-based compensation included in net income	$(692)	$(668)	$(539)

Stock Options

The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Years Ended December 31,
	2011	2010	2009

Expected life of options in years	4.75	4.75	4.75

Risk-free interest rate	0.80% - 2.05%	1.55%- 2.65%	1.58% - 2.30%

Expected volatility	46.2%-48.4%	49.2% - 49.6%	48.5% - 49.9%

Expected dividend yield	2.7% - 6.1%	0.0%	0.0%

The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2011, 2010 and 2009, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. The expected dividend yield for 2010 grants was zero as the Company had not paid or declared any cash dividends to date on its common stock, and did not have plans at that time to pay dividends. With the approval by the Company’s Board of Directors effective February 23, 2011 of the initiation of dividend payments, the Company has computed an expected dividend rate for grants awarded in 2011 based on the relationship of the expected dividend to the stock price on the date of grant.

A summary of share option activity under the 2007 and 1992 Plans as of and for the year ended December 31, 2011 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**

Options outstanding at December 31, 2010	1,260	$17.59
Granted	587	12.03
Exercised	(44)	8.47
Canceled	(55)	17.28
Options outstanding at December 31, 2011	1,749	$15.96	5.20	$44

Options subject to exercise at December 31, 2011	768	$18.93	4.26	$38

*Weighted Average Exercise Price

**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).

A summary of the status of the Company’s nonvested option shares as of December 31, 2011 and changes during the year ended December 31, 2011 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant- Date Fair Value

Nonvested at December 31, 2010	607	$7.34
Granted	587	$3.13
Vested	(197)	$7.34
Canceled	(17)	$6.55
Nonvested at December 31, 2011	980	$4.83

As of December 31, 2011, $3,719,000 of total stock option compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested option awards, and is expected to be recognized over a weighted average period of 2.7 years.

Other information pertaining to options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009

Number of options granted	587	284	449
Fair value of options granted	$1,838	$2,138	$2,850
Per share weighted average fair value of options granted	$3.13	$7.52	$6.36
Total fair value of stock options vested	$1,446	$1,137	$958
Total intrinsic value of stock options exercised	$240	$758	$718

Cash received from the exercise of stock options was $279,000, $944,000 and $1,225,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $19,000 and $114,000 in 2011 and 2010 respectively, recorded as a reduction in additional paid-in capital, and a net tax benefit of $46,000 in 2009, recorded as an increase to additional paid-in capital.

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

A summary of the status of the Company’s nonvested shares and share units as of December 31, 2011 and changes during the year ended December 31, 2011 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	27.5	$16.98
Granted	157.3	$13.19
Vested	(23.8)	$17.27
Canceled	(2.0)	$14.68

Nonvested at December 31, 2011	159.0	$13.22

As of December 31, 2011, $1,732,000 of total compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested shares and share unit awards, which is expected to be recognized over a weighted average period of 0.6 years. The market value of restricted shares and share units at the vesting date was $349,000 and $632,000 for the years ended December 31, 2011 and 2010, respectively.

Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2019

Number of restricted stock and restricted stock units granted	157	28	38
Fair value of restricted stock and restricted stock units granted	$2,075	$467	$559
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$13.19	$16.98	$14.91
Total fair value of restricted stock and restricted stock units vested	$349	$632	$76
Compensation expense recognized for restricted stock and restricted stock units	$534	$470	$368

Common Stock Repurchases and Dividends

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under Board authorizations originally providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 117,377 shares of its common stock at an average purchase price of $15.56 per share during the fourth quarter 2010. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. The Company did not purchase any shares during the first half of 2011, but resumed repurchases under the program July 2011, and purchased an additional 458,531 shares through December 31, 2011 at an average price of $13.15 per share. The repurchase program has been funded to date using cash on hand. As of December 31, 2011, 347,009 shares remained available for repurchase under the authorizations.

On February 23, 2011, the Company’s Board of Directors approved the initiation of dividend payments and authorized the first dividend of $0.10 per share payable April 15, followed by two additional dividends at $0.10 per share payable July 15 and September 15. On October 7, 2011, the Board declared a dividend of $0.17 per share to shareholders of record as of November 30, 2011, payable December 15, 2011, resulting in the payment of four dividends in 2011 aggregating $4.6 million. The Company expects quarterly dividend payments during 2012 of approximately $1.7 million.

4) Marketable Securities

As of December 31, 2011, the Company held no marketable securities. The amortized cost, gross unrealized holding gains and fair value of available-for-sale marketable securities by major security type and class of security at December 31, 2010 are reflected in the following table (in thousands). Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) until realized.

	Amortized cost	Gross unrealized holding gains	Fair value
At December 31, 2010:

Government guaranteed - corporate securities	$3,996	$95	$4,091
Municipal securities	4,660	39	4,699
	$8,656	$134	$8,790

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward exchange contracts	$41	$—	$41	$—

Foreign currency forward exchange contracts are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date. As of December 31, 2011, the Company held no available-for-sale securities. In prior years, the Company held available-for-sale securities which were carried at fair value based on significant observable inputs other than quoted market prices. Such inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and other reference data.

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

As of December 31, 2011, the Company had nine outstanding foreign exchange contracts with a notional amount totaling approximately $1,287,000. These contracts mature during 2012 and bear exchange rates ranging from 1.2910 and 1.3553 U.S. Dollars per Euro. As of December 31, 2011, the fair value of foreign exchange contracts resulted in a net gain position of $41,000, which is recorded in other current assets.

As of December 31, 2010, the Company had five outstanding foreign exchange contracts with a notional amount totaling approximately $695,000, all maturing during 2011 at exchange rates ranging from 1.3025 to 1.3539 U.S. Dollars per Euro. As of December 31, 2010, the fair value of foreign exchange contracts resulted in a net loss position of $2,000, which is recorded in other current liabilities.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s Consolidated Balance Sheets is as follows as of December 31, 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2011	Location	December 31, 2011

Foreign Exchange Contracts	Other current assets	$41	Other current liabilities	$—

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s Consolidated Statements of Income are as follows (in thousands):

		Year Ended December 31,
Derivative Instrument	Location	2011	2010

Foreign Exchange Contracts	Loss on currency exchange	$(4)	$(61)

The net losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains arising from the foreign currency exposures for which these contracts relate.

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

7) Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2011	2010

Finished goods and demonstration equipment	$2,644	$1,521
Purchased parts and subassemblies	3,554	2,981
	$6,198	$4,502

8) Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010

Land and land improvements	$1,096	$1,096
Building and building improvements	2,816	2,816
Manufacturing equipment	5,497	5,469
Development fixtures and equipment	697	760
Data equipment and furniture	7,079	6,611
Leasehold improvements	1,213	1,247
	18,398	17,999
Less accumulated depreciation and amortization	(12,221)	(10,471)
	$6,177	$7,528

Depreciation and amortization expense associated with property and equipment was $2,313,000, $2,018,000 and $1,250,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Data equipment and furniture as of December 31, 2011 and 2010 includes approximately $1.0 million of internally developed software costs capitalized during 2010 in connection with projects to further develop the Company’s enterprise resource planning system, including implementation of an enhanced sales order processing system and development of expanded reporting capabilities. Accumulated depreciation and amortization as of December 31, 2011 includes approximately $0.5 million of amortization expense associated with such internally developed software costs, based on a three-year amortization period. Included in manufacturing equipment as of December 31, 2011 and 2010 is $2.4 million of production tooling capitalized by the Company in late 2009 in conjunction with a development and manufacturing arrangement. The Company began depreciation of the production tooling over a three-year period upon commencement of production in the first quarter of 2010.

9) Goodwill and Intangible Assets:

On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill. As of December 31, 2011, the Company is not aware of any indicators that have occurred during the fourth quarter that would impair the value of the goodwill recorded at the acquisition date. The Company did not have goodwill or accumulated goodwill impairments as of December 31, 2010.

Intangible assets consisted of the following (in thousands):

		December 31,		Statements of Income Category
	Useful Life	2011	2010

Customer relationships	11	$8,090	$—	Amortization of purchased intangibles
Developed technology	7	6,050	—	Cost of product revenues
In-process research and development	7	1,310	—	Amortization of purchased intangibles
Trademarks / trade names	16	3,420	—	Amortization of purchased intangibles
Favorable lease	1	30	—	Amortization of purchased intangibles
Software related to joint venture entity	5	1,043	—	Cost of product revenues
		19,943	—
Less accumulated amortization		(705)	—
		$19,238	$—

The Company’s software intangible was included in non-current other assets in the Consolidated Balance Sheets at December 31, 2010. Amortization expense approximated $624,000 and $75,000 for the years ended December 31, 2011 and 2010, respectively. The Company estimates that amortization expense associated with intangible assets will be approximately $2.2 million in 2012, 2013 and 2014, respectively, $2.1 million in 2015 and $2.0 million in 2016.

10) Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income before income taxes:
Domestic	$4,177	$11,593	$12,065
Foreign	492	503	1,047
	$4,669	$12,096	$13,112

The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009

Current:
U.S. Federal	$3,103	$3,667	$3,671
State	723	563	827
Foreign	259	223	348
Total current	4,085	4,453	4,846

Deferred:
U.S. Federal	(1,633)	(35)	(143)
State	(455)	76	(86)
Total deferred	(2,088)	41	(229)
	$1,997	$4,494	$4,617

Total income tax expense differs from the expected income tax expense, computed by applying the federal statutory rate of 34% in 2011 and 35% in 2010 and 2009 to earnings before income taxes as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Expected income tax expense	$1,587	$4,234	$4,589
State income taxes, net of federal tax effect	177	415	481
Change in deferred for lower federal rate	102	—	—
Manufacturer’s deduction	(155)	(149)	(120)
Federal R&D credit	(163)	(62)	(38)
Tax-exempt interest income	(18)	(80)	(367)
Change in valuation allowance	(97)	(69)	(22)
Benefit of lower federal tax bracket	—	(100)	(100)
Non-deductible acquisition costs	363	—	—
Other, net	201	305	194
	$1,997	$4,494	$4,617

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Inventory provisions and uniform capitalization	$338	$229
Accounts receivable allowances	59	91
Fixed assets	297	—
Non-qualified stock option and restricted stock expense	2,283	1,795
Deferred maintenance revenue	1,115	685
Unrecognized tax benefits	11	34
Loss and credit carryforwards of U.S. subsidiary	13,862	—
Loss carryforward of foreign subsidiary and joint venture	740	837
Other accruals and reserves	882	155
Other	75	—
Total deferred tax assets before valuation allowance	19,662	3,826
Less valuation allowance	(740)	(837)
Total deferred tax assets	$18,922	$2,989

Deferred tax liabilities:
Unrealized gain on marketable securities	$—	$(51)
Acquired intangibles	(6,802)	—
Other	—	(4)
Total deferred tax liabilities	$(6,802)	$(55)
Total net deferred tax assets	$12,120	$2,934

The Company generally believes that it is more likely than not that the future results of its operations will generate sufficient taxable income to realize the tax benefits related to the Company’s net deferred tax assets. However, the Company established full valuation allowances on the tax benefits of loss carryforwards for a subsidiary in Japan established in May 2005 and a majority-owned joint venture in China established in August 2010. The cumulative pre-tax loss amounts generated by the Japanese subsidiary from 2005 through 2011 approximated $2.0 million. The cumulative pre-tax loss generated from 2010 through 2011 by the majority-owned joint venture in China approximated $0.5 million. The valuation allowances were calculated in accordance with the requirement that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The available loss carryforwards at December 31, 2011 of the Company’s Japanese subsidiary and majority-owned joint venture in China are scheduled to expire between tax years 2012 and 2017 in Japan and between 2015 and 2016 in China.

As a result of Rimage’s acquisition of Qumu, the Company established a deferred tax asset of approximately $13.9 million related to the tax benefits of acquired loss and tax credit carryforwards. The net operating losses generated by Qumu approximated $33 million, and will expire between 2020 and 2030 if not utilized. As a result of prior changes in ownership, utilization of U.S. net operating losses and tax credits of Qumu are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively. During 2011, the Company initiated an IRC section 382 study with respect to the net operating losses and tax credits of Qumu. The Section 382 limitation and accompanying recognized built-in gain limitation is currently estimated to result in the expiration of $1.2 million of the Company’s gross federal net operating loss carryforward and $0.2 million of research and development credits, with such reductions reflected in the deferred tax asset balances. Except to the extent of carryovers limited by Sections 382 and 383, the Company believes that it is more likely than not that the future results of its operations will generate sufficient taxable income to realize the tax benefits related to the net deferred tax assets established as a result of the acquisition.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries that are considered to be reinvested indefinitely. These earnings relate to ongoing operations in Germany and were approximately $6.3 million as of December 31, 2011.

A recognition threshold and measurement criteria are in place for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31 is presented in the table below (in thousands):

	Years Ended December 31,
	2011	2010
Gross unrecognized tax benefits at beginning of year	$360	$364
Increases related to:
Prior year income tax positions	736	—
Current year income tax positions	41	25
Decreases related to:
Prior year income tax positions	(160)	(29)
Gross unrecognized tax benefits at end of year	$977	$360

Included in the balance of unrecognized tax benefits at December 31, 2011 are potential benefits of $971,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2011 will change significantly by December 31, 2012.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $17,000 and $43,000 on a gross basis at December 31, 2011 and 2010, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of income related to uncertain tax positions amounted to a net $26,000 benefit in 2011 and $7,000 of expense in 2010.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2011, the Company was no longer subject to income tax examinations for taxable years before 2010 and 2007 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2007 in the case of state taxing authorities, consisting primarily of Minnesota and California.

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

Each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $100.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2011.

12) Net Income Per Share

Basic net income per common share is determined by dividing net income by the basic weighted average number of shares of common stock outstanding. Diluted net income per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire 1,307,000, 1,126,000 and 735,000 weighted average common shares for the years ended December 31, 2011, 2010 and 2009 have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.

The Company calculates net income per share pursuant to the two-class method which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 60,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the year ended December 31, 2011. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	December 31,
	2011	2010	2009
Shares outstanding at end of period	10,204	9,479	9,472

Basic weighted average shares outstanding	9,674	9,524	9,374

Dilutive effect of stock options and restricted stock units	25	72	133
Total diluted weighted average shares outstanding	9,699	9,596	9,507

Net income	$2,835	$7,700	$8,495

Basic net income per common share	$0.29	$0.81	$0.91

Diluted net income per common share	$0.29	$0.80	$0.89

13) Lease Commitments

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Years Ending December 31,	Total Operating Leases
2012	$937
2013	985
2014	651
2015	469
2016	435
Minimum lease payments	$3,477

Rent expense under operating leases amounted to approximately $1,096,000, $855,000 and $903,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14) Profit Sharing and Savings Plan

Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $289,000, $279,000 and $260,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

15) Business Segment Information / Major Customers

Management’s historical assessments of reportable operating segments under ASC 280, “Segment Reporting,” involved a review of the Company’s digital disc publishing platform, consisting of high-performance disc publishing systems that are used by businesses to publish recordable customized digital content on physical optical discs on an on-demand basis. Given the inherent commonality of the economic characteristics associated with each of the product lines within the Company’s disc publishing product platform, e.g., similar design, functionality, production process, customer type and methods of distribution, Management identified one reportable operating segment.

Rimage continued to invest in the development of an online publishing solution to provide its customers secure, push-based delivery of digital content. Rimage’s online publishing solution makes content available globally through a cloud based SaaS platform. Products being developed moved into proof of concept testing during 2011 with several of the Company’s disc publishing customers. Rimage expects to launch its online publishing solution in the second quarter of 2012.

In October 2011, Rimage acquired Qumu, a leading provider of enterprise video communications solutions. Qumu products are deployed as an end-to-end solution with an intuitive and rich user-experience to author, manage and distribute live and on-demand video content while integrating video with other media over corporate networks behind and beyond the secure firewall. Qumu deployments are in the form of software, software on a server appliance or a managed service. Revenues generated from the Company’s new enterprise communications product line in 2011 after the date of the acquisition totaled $1.8 million, or 2% of consolidated annual revenues.

Management views the addition of its online publishing solution and Qumu’s enterprise video communications platform as complementary additions to its disc publishing product platform, with each of the three platforms utilizing different technologies to enable different methods of reliable, secure delivery of digital content to businesses worldwide.

Management continues to integrate Qumu’s operations as well as its online publishing solution with the rest of the Company, and is in the process of re-evaluating the manner in which it organizes its operations for the purposes of making operating decisions and the management reporting requirements necessary to assist in assessing performance of such operations. As part of this, Management expects to complete its assessment of reportable operating segments under ASC 280 during the first quarter of 2012.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

Revenues	Years ended December 31,
	2011	2010	2009

Customer A	$13,667	$15,577	$9,425
Customer B	*	*	$14,972
Customer C	*	*	$8,673

Accounts Receivable	December 31,
	2011	2010	2009

Customer A	$430	$2,045	$438
Customer B	*	*	$2,047
Customer C	*	*	$1,486

* Sales to customer did not represent more than 10% of consolidated revenues.

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
North America	$51,706	$57,301	$48,956
Europe	22,083	23,050	26,509
Other (Asia and Latin America)	9,845	8,380	7,762
Total	$83,634	$88,731	$83,227

Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2011	2010
North America	$5,664	$7,008
Germany	453	475
Asia	60	45
	$6,177	$7,528

The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Years ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$15,788	19%	$15,339	17%	$17,516	21%
Professional	11,939	14%	21,928	25%	10,352	12%
Desktop	2,697	3%	3,575	4%	5,089	6%
Total disc publishing equipment	30,424	36%	40,842	46%	32,957	40%
Recurring:
Consumables and parts	40,038	48%	37,904	43%	39,328	47%
Service	11,412	14%	9,985	11%	10,942	13%
Total recurring	51,450	62%	47,889	54%	50,270	60%
Total disc publishing	81,874	98%	88,731	100%	83,227	100%
Enterprise video communications
Software licenses and appliances	693	1%	—		—
Service	1,067	1%	—		—
Total enterprise video communication	1,760	2%	—		—
Total	$83,634	100%	$88,731	100%	$83,227	100%

16) Consolidation of Joint Venture Entity and Noncontrolling Interest

In mid August 2010, the Company received approval of its registration of a majority-owned joint venture in China, Rimage Information Technology (Shanghai) Co., Ltd. (“RIT”), and was issued a business license which allowed initiation of operations. RIT deploys a complete digital publishing solution for medical imaging in hospitals in China. The initial capitalization of RIT consisted of $1,200,000 in cash, of which Rimage invested $612,000 for a 51% interest, and Taiwan Electronic Data Processing (“TEDPC”), a Taiwanese software provider in the healthcare solutions market, invested $588,000 for the remaining 49% interest.

RIT purchases digital publishing systems from Rimage and utilizes medical disc system software source code purchased from TEDPC, and integrates the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 purchase price for the software source code in intangible assets in the accompanying consolidated balance sheets as of December 31, 2011. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the years ended December 31, 2011 and 2010 was approximately $206,000 and $75,000, respectively.

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

For the years ended December 31, 2011 and 2010, RIT generated revenue of approximately $583,000 and $67,000 and incurred a net loss of approximately $332,000 and $200,000, respectively, of which approximately $163,000 and $98,000 was attributed to the noncontrolling interest for each respective year. Consolidated stockholders’ equity included $360,000 and $506,000 attributable to the noncontrolling interest as of December 31, 2011 and 2010, respectively.

17) Investment in Software Company

At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. Rimage will utilize BriefCam’s video synopsis software to enhance its video surveillance solutions with analytical capabilities.

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.3 million at December 31, 2011 and is included in other noncurrent assets in the condensed consolidated balance sheets.

18) Notes Receivable

In mid 2010, the Company entered into a software license and development agreement with a third party software developer to develop to Rimage’s specifications certain elements of a new online publishing solution currently under development. The agreement required the Company to pay software development fees to the software company based on achievement of established development milestones and license fees based on 25% of fees collected by the Company from future sales of the online publishing solution. In May 2011, the Company and the software company executed an amendment to the software license and development agreement under which the software company agreed to release the Company from the requirement to pay a license fee based on future sales, and in exchange, the Company agreed to extend a $500,000 loan to the software company bearing interest at a rate of 4.75% per annum. Under the amended agreement, Rimage will forgive repayment of the loan and accrued interest upon successful commercialization of the online publishing solution. In the event that the Company does not commercialize the online publishing solution before March 30, 2013, the loan must be repaid by the software company in six installments payable every three months beginning March 30, 2013. This note is included in other noncurrent assets in the condensed consolidated balance sheets as of December 31, 2011. Upon successful commercialization of the online publishing solution, the loan will be forgiven and the balance will be reclassified to a prepaid license fee and amortized to cost of revenues over a period of future sales of the online publishing solution. As the Company currently expects to commercialize the online publishing solution and forgive the note balance and associated accrued interest prior to March 30, 2013, management is not accruing interest receivable on the note at this time.

During the second quarter of 2011, the Company accepted a $334,000 note receivable from a distributor as an extension of payment terms on an open trade accounts receivable balance with the distributor. The note calls for interest at an annual rate of 0.55% and monthly payments of $7,500 through March 2013, at which time all remaining principal and interest become due and payable. As a condition of the note agreement, the distributor must keep its trade receivable account current during the term of the note. The balance of the note at December 31, 2011, was $262,000, of which $89,000 was included in current receivables and $173,000 was included in other noncurrent assets in the condensed consolidated balance sheets.

19) Contingencies

On August 26, 2011, the Company brought a declaratory judgment action against Innovative Automation, LLC, seeking a declaration that the Company does not infringe a patent purportedly owned by Innovative Automation (“asserted patent”) and that the asserted patent is invalid. The asserted patent pertains to methods and a system for providing automated digital data duplication. This case was brought in California and has been combined with two other cases brought by Innovative Automation against two of the Company’s customers. On August 30, 2011, Innovative Automation filed a separate lawsuit in Texas against the Company, some of the Company’s customers, and other defendants, alleging infringement of the asserted patent. On February 6, 2012, a Petition for Reexamination was filed with the United States Patent and Trademark Office, seeking to invalidate each claim of the asserted patent. The Company’s request for reexamination of the asserted patent was granted in early March 2012. The Company believes that the allegations that it infringes any valid claim of the asserted patent are without merit and intends to defend against these claims vigorously. These cases are in the early stages of litigation, and while there can be no assurance as to the outcome of these matters, the Company believes they will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

20) Supplemental Quarterly Data – Unaudited (dollars in thousands, except per share data)

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$21,663	$20,321	$20,194	$21,456	$24,691	$23,367	$22,303	$18,370
Cost of revenues	10,721	9,905	10,315	10,672	12,160	11,675	11,668	9,718
Gross profit	10,942	10,416	9,879	10,784	12,531	11,692	10,635	8,652

Operating expenses:
Research and development	2,642	1,547	1,516	1,552	1,852	1,796	1,417	1,441
Selling, general and administrative	9,913	6,731	6,543	6,906	6,723	6,412	6,030	6,267
Amortization of intanglebles	223	—	—	—	—	—	—	—
Total operating expenses	12,778	8,278	8,059	8,458	8,575	8,208	7,447	7,708

Operating income	(1,836)	2,138	1,820	2,326	3,956	3,484	3,188	944

Other income (expense):
Interest, net	26	50	52	67	101	110	128	168
Gain (loss) on currency exchange	21	26	3	(33)	8	38	(5)	(27)
Other, net	10	(1)	—	—	(1)	—	—	4
Total other income, net	57	75	55	34	108	148	123	145

Income before income taxes	(1,779)	2,213	1,875	2,360	4,064	3,632	3,311	1,089
Income tax expense	(382)	774	728	877	1,507	1,335	1,258	394

Net income	(1,397)	1,439	1,147	1,483	2,557	2,297	2,053	695
Net loss attributable to the noncontrolling interest	46	43	59	15	68	30	—	—
Net income attributable to Rimage	$(1,351)	$1,482	$1,206	$1,498	$2,625	$2,327	$2,053	$695

Net income per basic share	$(0.13)	$0.16	$0.12	$0.16	$0.28	$0.24	$0.22	$0.07

Net income per diluted share	$(0.13)	$0.16	$0.12	$0.16	$0.27	$0.24	$0.22	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of December 31, 2011. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

b)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Company’s Independent Registered Accounting Firm. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting was not required to and did not include the internal controls of Qumu, Inc.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report.

(2) Financial Statement Schedules. See page 65 of this report.

(3) Exhibits. See Index to Exhibits on page 63 of this report.

(b)	See Index to Exhibits on page 63 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 15, 2012	RIMAGE CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
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

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer and President	March 15, 2012
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 15, 2012
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 15, 2012
James L. Reissner

/s/ Thomas F. Madison	Director	March 15, 2012
Thomas F. Madison

/s/ Steven M. Quist	Director	March 15, 2012
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 15, 2012
Lawrence M. Benveniste

/s/ Philip D. Hotchkiss	Director	March 15, 2012
Philip D. Hotchkiss

/s/ Robert F. Olson	Director	March 15, 2012
Robert F. Olson

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated October 10, 2011 by and among Rimage Corporation, Qumu, Inc., Quick Acquisition Corp., Shareholder Representative Services LLC and the Major Holders identified therein (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated October 10, 2011).

3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).

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

10.3

Rimage Corporation Second Amended and Restated 2007 Stock Incentive Plan * (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders held on May 11, 2011).

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

10.10	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010).

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

10.13

Form of Lock-Up Letter Agreement dated October 10, 2011 by each Recipient of Rimage Corporation Common Stock in the Merger (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2011).

10.14

Registration Rights Agreement dated October 10, 2011 by and among Rimage Corporation and the Investors (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 10, 2011).

10.15

Employment Agreement dated October 10, 2011 by and between Rimage Corporation and Raymond R. Hood * (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 10, 2011).

10.16

Stock Option Agreement dated October 10, 2011 by and between Rimage Corporation and Raymond R. Hood * (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated October 10, 2011).

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

* Indicates a management contract or compensatory plan or arrangement

Schedule II

RIMAGE CORPORATION
Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts Receivable:

	Years ended December 31,
	2011	2010	2009

Balance at beginning of year	$201	$206	$196

Write-offs and other adjustments	(45)	(85)	(132)
Recoveries	—	1	6
Change in provision	(13)	79	136

Balance at end of year	$143	$201	$206

See accompanying report of Independent Registered Public Accounting Firm.