Form 10-Q
period 2012-03-31
RIMAGE CORP
filed 2012-05-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock outstanding at April 30, 2012 – 10,135,119 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$66,786	$70,161
Receivables, net of allowance for doubtful accounts and sales returns of $226 and $219, respectively	12,018	15,496
Inventories	7,160	6,198
Prepaid expenses and other current assets	4,337	3,051
Deferred income taxes - current	3,517	3,531
Total current assets	93,818	98,437
Property and equipment, net of accumulated depreciation and amortization of $12,776 and $12,221, respectively	6,892	6,177
Intangible assets, net of amortization of $1,220 and $705, respectively	18,728	19,238
Goodwill	22,218	22,218
Deferred income taxes - non-current	8,783	8,589
Other assets - non-current	3,081	3,001
Total assets	$153,520	$157,660

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,151	$5,469
Accrued compensation	3,920	5,231
Other accrued expenses	1,100	916
Deferred income and customer deposits	7,547	8,492
Other current liabilities	63	48
Total current liabilities	17,781	20,156

Long-term liabilities:
Deferred income - non-current	5,213	4,769
Income taxes payable - non-current	97	96
Other non-current liabilities	887	339
Total long-term liabilities	6,197	5,204
Total liabilities	23,978	25,360

Commitments and contingencies	—	—
Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,203,426 and 10,203,734 respectively	102	102
Additional paid-in capital	55,442	54,835
Retained earnings	73,432	76,875
Accumulated other comprehensive income	268	128
Total Rimage stockholders’ equity	129,244	131,940
Noncontrolling interest	298	360
Total stockholders’ equity	129,542	132,300

Total liabilities and stockholders’ equity	$153,520	$157,660

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product	$15,399	$18,781
Service	4,062	2,675
Total revenues	19,461	21,456
Cost of revenues:
Product	7,588	9,209
Service	2,300	1,463
Total cost of revenues	9,888	10,672
Gross profit	9,573	10,784

Operating expenses:
Research and development	3,105	1,552
Selling, general and administrative	9,196	6,906
Amortization of purchased intangibles	247	—
Total operating expenses	12,548	8,458
Operating income (loss)	(2,975)	2,326

Other income (expense):
Interest, net	2	67
Loss on currency exchange	(72)	(33)
Other, net	2	—
Total other income (expense), net	(68)	34

Income (loss) before income taxes	(3,043)	2,360
Income tax expense (benefit)	(1,274)	877
Net income (loss)	(1,769)	1,483
Net loss attributable to the noncontrolling interest	64	15
Net income (loss) attributable to Rimage	$(1,705)	$1,498

Net income (loss) per basic share	$(0.17)	$0.16

Net income (loss) per diluted share	$(0.17)	$0.16

Basic weighted average shares outstanding	10,217	9,494

Diluted weighted average shares outstanding	10,217	9,543

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(1,769)	$1,483
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	140	375
Change in net unrealized gain on marketable securities, net of tax	—	(25)
Total other comprehensive income	140	350
Total comprehensive income (loss)	(1,629)	1,833
Net loss attributable to the noncontrolling interest	(64)	(15)
Foreign currency translation adjustments attributable to the noncontrolling interest	2	3
Comprehensive loss attributable to the noncontrolling interest	(62)	(12)
Comprehensive income (loss) attributable to Rimage	$(1,567)	$1,845

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,769)	$1,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,085	621
Deferred income tax benefit	(202)	(175)
Loss on disposal of property and equipment	23	1
Stock-based compensation	622	469
Excess tax benefits from stock-based compensation	—	(11)
Changes in operating assets and liabilities:
Receivables	3,713	679
Inventories	(938)	(1,639)
Prepaid income taxes / income taxes payable	(1,260)	(446)
Prepaid expenses and other current assets	(282)	(62)
Trade accounts payable	(407)	659
Accrued compensation	(1,335)	(1,031)
Other accrued expenses and other current liabilities	47	(59)
Deferred income and customer deposits	(514)	2,627
Other long-term liabilities	551	—

Net cash provided by (used in) operating activities	(666)	3,116

Cash flows from investing activities:
Purchase of cost method investment	—	(2,000)
Purchases of property and equipment	(1,030)	(485)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(1,028)	(2,485)

Cash flows from financing activities:
Payment of dividends	(1,738)	—
Principal payments on capital lease obligations	(4)	(5)
Excess tax benefits from stock-based compensation	—	11
Proceeds from employee stock plans	—	158

Net cash provided by (used in) financing activities	(1,742)	164

Effect of exchange rate changes on cash	61	156

Net increase (decrease) in cash and cash equivalents	(3,375)	951

Cash and cash equivalents, beginning of period	70,161	107,982

Cash and cash equivalents, end of period	$66,786	$108,933

Supplemental disclosures of net cash paid during the period for:
Income taxes	$180	$1,528

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

Rimage Corporation helps businesses deliver digital content directly and securely to their customers and employees. Rimage’s disc publishing business supplies more than 10,000 customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. With its acquisition of Qumu, Inc. (“Qumu”), Rimage entered the rapidly growing enterprise video communications market. The combination of Qumu with Rimage’s disc publishing business, and online publishing solution introduced in the second quarter of 2012, enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011.

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

(2)	Acquisition of Qumu, Inc.

On October 10, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) to acquire 100% of the outstanding stock of Qumu, a leading supplier of enterprise video communication solutions and social enterprise applications for business. Based in San Bruno, California, Qumu’s products are expected to complement Rimage’s Signal online publishing solution introduced in the second quarter of 2012, and each company is expected to benefit from the other’s existing customer base. The acquisition was made to accelerate the Company’s growth potential in the global content delivery market.

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

The Company is amortizing the acquired intangible assets on a straight-line basis over their expected economic lives. Amortization expense related to the intangibles is reflected in cost of revenues ($0.2 million) and operating expenses – amortization of purchased intangibles ($0.2 million) in the Consolidated Statements of Operations. The Company established deferred tax assets amounting to approximately $14.2 million for the future benefit of utilization of acquired net operating losses and other tax credits, as well as the impact of cumulative temporary book to tax differences on Qumu’s opening balance sheet. A deferred tax liability was established for approximately $7.0 million, for the estimated future impact of the difference in the book vs. tax basis of the purchased intangible assets.

Qumu operating results are included in the Company’s condensed consolidated statements of operations in the Company’s online publishing segment from the date of acquisition. The following table contains unaudited pro forma results for the three months ended March 31, 2012 and 2011, as if the Qumu acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011
	Reported	Reported	Pro Forma (unaudited)

Net sales	$19,461	$21,456	$24,854
Net income (loss)	(1,705)	1,498	771
Net earnings per share:
Basic	(0.17)	0.16	0.07
Diluted	(0.17)	0.16	0.07

The above pro forma financial information is based on the historical financial results of Rimage and Qumu after giving effect to the acquisition and certain pro forma adjustments, summarized below.

Pro forma adjustments for the three months ended March 31, 2011 relate primarily to 1) amortization of identified intangible assets ($0.5 million), 2) elimination of Qumu’s interest expense and bank fees associated with debt that was retired with acquisition proceeds ($0.2 million), and certain other adjustments together with related income tax effects ($0.4 million).

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

(3)	Stock-Based Compensation

The Company granted 8,000 and 15,000 stock options during the three months ended March 31, 2012 and 2011, respectively. The Company granted 10,000 restricted stock units during the three months ended March 31, 2012. No restricted stock awards were granted during the three months ended March 31, 2011. The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock-based compensation cost charged against income, before income tax benefit
Stock options	$423	$469
Resticted stock and restricted stock units	199	—
	$622	$469

	Three Months Ended March 31,
	2012	2011
Stock-based compensation cost included in:
Cost of revenues	$37	$28
Operating expenses	585	441
	$622	$469

(4)	Accounting for Uncertainty in Income Taxes

As of March 31, 2012 and December 31, 2011, the Company’s liability for gross unrecognized tax benefits totaled $1,032,000 and $977,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $15,000 and $17,000 on a gross basis at March 31, 2012 and December 31, 2011, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(5)	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Finished goods and demonstration equipment	$3,035	$2,644
Purchased parts and subassemblies	4,125	3,554
	$7,160	$6,198

(6)	Goodwill and Intangible Assets

On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill attributable to the Company’s online publishing segment. There was no change in the carrying amount of goodwill for the three months ended March 31, 2012.

Intangible assets consisted of the following (in thousands):

		March 31	December 31,	Statements of
	Useful Life	2012	2011	Income Category

Customer relationships	11	$8,090	$8,090	Amortization of purchased intangibles
Developed technology	7	6,050	6,050	Cost of product revenues
In-process research and development	7	1,310	1,310	Amortization of purchased intangibles
Trademarks / trade names	16	3,420	3,420	Amortization of purchased intangibles
Favorable lease	1	30	30	Amortization of purchased intangibles
Software related to joint venture entity	5	1,048	1,043	Cost of product revenues
		19,948	19,943
Less accumulated amortization		(1,220)	(705)
		$18,728	$19,238

Amortization expense included in cost of product revenues was $268,000 and $50,000 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense included in operating expenses as amortization of purchased intangibles was $247,000 for the three months ended March 31, 2012.

(7)	Derivatives

The Company enters into forward foreign exchange contracts principally to hedge intercompany receivables denominated in Euros arising from sales to its subsidiary in Germany. The Company’s foreign exchange contracts do not qualify for hedge accounting. As a result, gains or losses related to mark-to-market adjustments on forward foreign exchange contracts are recognized as other income or expense in the Consolidated Statements of Operations during the period in which the instruments are outstanding. The fair value of forward foreign exchange contracts represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date and is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.

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

As of March 31, 2012, the Company had ten outstanding foreign exchange contracts with a notional amount totaling approximately $1.1 million. These contracts mature during 2012 and bear exchange rates ranging from 1.2983 and 1.3263 U.S. Dollars per Euro. As of March 31, 2012, the fair value of foreign exchange contracts resulted in a net loss position of approximately $16,000, which is recorded in other current liabilities.

As of December 31, 2011, the Company had nine outstanding foreign exchange contracts with a notional amount totaling approximately $1.3 million. These contracts mature during 2012 and bear exchange rates ranging from 1.2910 and 1.3553 U.S. Dollars per Euro. As of December 31, 2011, the fair value of foreign exchange contracts resulted in a net gain position of $41,000, which is recorded in other current assets.

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location	2012	2011

Foreign Exchange Contracts	Loss on currency exchange	$(67)	$(26)

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of March 31, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	March 31, 2012	Location	March 31, 2012

Foreign Exchange Contracts	Other current assets	$—	Other current liabilities	$16

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Foreign currency forward exchange contracts	$16	$—	$16	$—

Foreign currency forward exchange contracts are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

(9)	Common Stock Repurchases and Dividends

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012 and 2011, respectively. The repurchase program has been funded to date using cash on hand. As of March 31, 2012, the Company had 347,009 shares available for repurchase under the authorizations.

The Company declared and paid dividends of $1.7 million during the three months ended March 31, 2012. The Company did not pay dividends during the three months ended March 31, 2011.

(10)	Recently Issued Accounting Standards

In June 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to the financial statement presentation of comprehensive income. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity, and require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. Upon adoption on January 1, 2012, the Company elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In September 2011, the FASB issued ASU No 2010-28, “Intangibles – Goodwill and Other – that introduces the use of qualitative factors when considering the need to perform a step 1 goodwill impairment test. If the Company concludes that qualitative factors indicate that it is more likely than not that the fair value exceeds the carrying value, then they do not need to perform a step 1 goodwill impairment test. This update to ASC 350 is effective for the first quarter of 2012 and will be applicable to the Company’s annual impairment analysis conducted during the Company’s fourth quarter of 2012. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

(11)	Computation of Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share is determined by dividing net income (loss) by the basic weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options to acquire weighted average common shares of 1,112,000 for the three months ended March 31, 2011, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. The following table identifies the components of net income (loss) per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2012	2011

Shares outstanding at end of period	10,203	9,499

Basic weighted average shares outstanding	10,217	9,494

Dilutive effect of stock options/restricted stock units	—	49
Total diluted weighted average shares outstanding	10,217	9,543

Net income (loss) attributable to Rimage	$(1,705)	$1,498

Basic net income (loss) per common share	$(0.17)	$0.16

Diluted net income (loss) per common share	$(0.17)	$0.16

(12)	Contingencies

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

RIT purchases digital publishing systems from Rimage and utilizes medical disc system software source code purchased from TEDPC, and integrates the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 cost for the software source code when purchased in 2010, and the associated balance is included in intangible assets in the accompanying consolidated balance sheets. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized was approximately $50,000 during the three months ended March 31, 2012 and 2011, respectively.

The key operating decisions of the entity are subject to simple majority approval of the Board of Directors of RIT, and Rimage has majority representation on the Board. Given Rimage’s control over the operations of RIT and its majority voting interest, the Company consolidates the financial statements of RIT with its consolidated financial statements, with the equity and earnings (loss) attributed to the noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.

For the three months ended March 31, 2012 and 2011, RIT generated revenue of approximately $108,000 and $199,000 and incurred a net loss of approximately $134,000 and $31,000, respectively, of which approximately $64,000 and $15,000 was attributed to the noncontrolling interest for each respective period. Consolidated stockholders’ equity included $298,000 and $360,000 attributable to the noncontrolling interest as of March 31, 2012 and December 31, 2011, respectively.

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

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.3 million at March 31, 2012 and December 31, 2011, respectively, and is included in other noncurrent assets in the condensed consolidated balance sheets. Rimage will utilize BriefCam’s video synopsis software to enhance its video surveillance solutions with analytical capabilities.

(15)	Software Development Costs for Signal Online Publishing Solution

The Company continued the development of Signal, its online publishing solution, through the first quarter of 2012. Signal is expected to be deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company accounted for the associated development costs under the guidance of ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.” This standard provides that research and development costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and should be charged to expense when incurred. All Signal development expenses incurred during the three months ended March 31, 2012 and 2011 were expensed to research and development in the accompanying condensed consolidated statements of operations.

(16)	Qumu Facility Lease

On January 25, 2012, the Company entered into an amendment to the Qumu facility lease. Under the original lease, the Company leased approximately 11,600 square feet in San Bruno, California, with a term expiring effective June 30, 2012. Under the amendment, the Company agreed to relocate from the existing premises to approximately 13,900 square feet within the same facility effective April 1, 2012 and expiring in June 2018. The amendment allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $898,000, were capitalized in property and equipment as of March 31, 2012 and will be depreciated over the term of the lease. As an incentive to enter into the amendment, the lessor provided the Company a one-time tenant improvement allowance of $675,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance of $675,000 is included in other accrued expenses ($105,000) and other non-current liabilities ($570,000) and will be amortized as a reduction of rent expense over the term of the lease. Expenditures for leasehold improvements are included in the investing section of the statements of cash flows and the one-time tenant improvement allowance is included in the operating activities section of the statements of cash flows. Leasehold improvement costs remaining unpaid and accrued by the Company as of March 31, 2012 of $185,000 are excluded from the investing and operating activities sections of the statements of cash flows for the three months ended March 31, 2012.

(17)	Segments

As part of its integration of Qumu’s enterprise video communications product line and preparation for the introduction in the second quarter of 2012 of Signal, its internally developed online publishing solution, the Company modified its reporting structure during the first quarter of 2012 to align with changes in how the business is managed. Reportable segments are defined primarily by the nature of the Company’s products and markets. The Company was previously organized under one reportable segment which consisted of its disc publishing business. As a result of the changes in the business described above, the Company has identified two reportable segments: disc publishing and online publishing. The Company’s disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. The Company’s online publishing business enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to personal computers, tablets and smart phones through its Signal online publishing solution. The combination of disc publishing and online publishing enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s online publishing and disc publishing segments include all the direct costs of each business. Additionally, the disc publishing segment includes all corporate and other unallocated amounts, a portion of which were incurred to support the online publishing segment. The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.

Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Online Publishing		Total

Three months ended March 31, 2012
Revenues	$18,084	$1,377		$19,461
Operating income (loss)	1,413	(4,388	)(1)	(2,975)

Three months ended March 31, 2011
Revenues	$21,456	$—		$21,456
Operating income (loss)	2,904	(578	)(2)	2,326

(1)

Operating loss for the online publishing segment for the three months ended March 31, 2012 includes amortization expense of $515,000 for amortization of intangible assets established as part of the Qumu acquisition. See Note 6, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

(2)	Operating loss for the online publishing segment for the three months ended March 31, 2011 consists of expenses incurred to develop and support the Company’s Signal online publishing solution.

(18)	Subsequent Event

On April 18, 2012, the Company issued a $500,000 convertible note receivable to BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The $500,000 note receivable bears annual interest at 10% and is either convertible into BriefCam’s preferred stock or may be repaid upon demand depending on the occurrence of certain future financing or other events. The $500,000 note receivable brings Rimage’s total investment in BriefCam to $2.8 million, as Rimage invested $2.3 million in BriefCam’s preferred stock in early 2011. The Company is currently evaluating the accounting treatment and impact of a beneficial conversion feature included in the note. See Note 14, “Investment in Software Company,” for additional information regarding the Company’s investment in BriefCam.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2011	2010	2011 vs. 2010
Revenues	100.0	100.0	(9.3)
Cost of revenues	(50.8)	(49.7)	(7.3)
Gross profit	49.2	50.3	(11.2)
Operating expenses:
Research and development	(16.0)	(7.2)	100.1
Selling, general and administrative	(47.2)	(32.3)	33.2
Amortization of intangibles	(1.3)	—	—
Operating income (loss)	(15.3)	10.8	(227.9)
Other income, net	(0.3)	0.2	(300.0)
Income (loss) before income taxes	(15.6)	11.0	(228.9)
Income tax benefit (expense)	6.5	(4.1)	(245.3)
Net income (loss)	(9.1)	6.9	(219.3)
Noncontrolling interest	0.3	0.1	326.7
Net income (loss) attributable to Rimage	(8.8)	7.0	(213.8)

Overview
Rimage helps businesses deliver digital content directly and securely to their customers and employees. As part of its acquisition of Qumu (described below) and integration of Qumu’s enterprise video communications product line and preparation for the introduction in the second quarter 2012 of its internally developed online publishing solution, the Company began organizing and managing its business effective in the first quarter of 2012 in two reportable segments based on the nature of its products and markets, consisting of disc publishing and online publishing. Rimage’s disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. The Company’s online publishing business enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to personal computers, tablets and smart phones through its Signal online publishing solution, introduced in the second quarter of 2012. The combination of disc publishing and online publishing enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

Rimage distributes its disc publishing systems from its operations in the United States, Germany, Japan and China. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and Rimage-branded blank CD-R, DVD-R and Blu-ray media. These systems allow customers to distribute digital content in markets and applications such as medical imaging; video workflows, manufacturing, business services, including banking and finance; and government law enforcement, including surveillance and evidence management. As Rimage’s sales within North America and Europe have averaged approximately 90% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.

Rimage introduced its Signal online publishing solution in the second quarter of 2012, and the Company expects to begin to generate revenues from Signal during the second half of 2012. Signal is designed to help companies push content directly to the personal computers, tablets and smart phones of their employees, partners, suppliers and customers while applying security and usage policies that effectively manage its distribution, even when it is resident on subscribers’ devices and disconnected from the internet. The initial sales focus will be on helping customers deliver pre-release content for media and entertainment and on securing business content to tablets for corporations.

On October 10, 2011, the Company acquired 100% of the capital stock of Qumu pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions and social enterprise applications for business. Qumu’s products are expected to complement Rimage’s recently introduced Signal online publishing solution, and each company is expected to benefit from the other’s existing customer base. As a result of the acquisition, Qumu is a wholly-owned subsidiary of the Company.

Through the acquisition of Qumu, the Company’s enterprise video communications solutions, included in the online publishing business, are deployed primarily through the sale of software licenses and software on a server appliance. Software maintenance contracts and professional services are also sold with these solutions. The recently introduced Signal solution, also included in the online publishing business, did not generate any revenues in the first quarter 2012. Signal is expected to be deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company’s disc publishing business earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying consolidated statements of operations include the Company’s sale of equipment and appliances, consumables, parts and software licenses. Service revenues on the consolidated statements of operations include revenues from maintenance contracts, repair, installation and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues.

The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended March 31,				Inc (Dec) Between Periods
	2012		2011
	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,779	14%	$2,813	13%	$(34)	-1%
Professional	3,208	16%	3,725	17%	(517)	-14%
Desktop	529	3%	635	3%	(106)	-17%
Total disc publishing equipment	6,516	33%	7,173	33%	(657)	-9%
Recurring:
Consumables and parts	8,551	44%	11,608	54%	(3,057)	-26%
Service	3,017	16%	2,675	12%	342	13%
Total recurring	11,568	59%	14,283	67%	(2,715)	-19%
Total disc publishing	18,084	93%	21,456	100%	(3,372)	-16%
Online publishing
Software licenses and appliances	332	2%	—	—	332	—
Service	1,045	5%	—	—	1,045	—
Total online publishing	1,377	7%	—	—	1,377	—
Total	$19,461	100%	$21,456	100%	$(1,995)	-9%

Total revenues decreased 9%, or $2.0 million, to $19.5 million for the three months ended March 31, 2012 from $21.5 million in the prior-year period. The decline in total revenues between periods reflects a $3.4 million reduction in disc publishing revenues, partially offset by $1.4 million in revenues generated by the enterprise video communications product line, included in the online publishing business. Consolidated product revenues decreased $3.4 million, partially offset by a $1.4 million increase in service-related revenues. The decline in product revenues resulted from a $3.7 million decrease in disc publishing product sales, partially offset by $0.3 million in revenues generated by the Company’s video communications online publishing product line. The increase in service-related revenues between periods resulted from $1.1 million in revenues generated by video communications products and a $0.3 million increase in disc publishing revenues. International sales comprised approximately 38% of total revenues for the three months ended March 31, 2012 and 2011, respectively. In the aggregate, currency fluctuations had a minimal impact, decreasing consolidated revenues for the three months ended March 31, 2012 by $0.2 million, or 1%.

The $3.7 million reduction in disc publishing product revenues for the three months ended March 31, 2012 compared to the same period in 2011 was primarily driven by a $3.0 million decline in consumable sales. The decline in consumable sales was due to the Company’s retail customers reducing their consumables inventories in the first quarter 2012, compared to strong retail consumable sales in the first quarter of 2011, which reflected the impact of a large multi-system retail order in 2010 that significantly expanded the Company’s retail customer base and usage of consumable products. Also impacting the current period decline in consumable sales was the impact of customers purchasing consumables inventory in the last half of March 2011 to minimize potential supply disruptions caused by the tsunami and earthquake that struck the northeast area of Japan in March 2011. Professional Series equipment sales were down $0.6 million from last year’s first quarter, primarily impacted by a decline in sales of these products in the U.S. retail market segment, due primarily to the completion in the first quarter 2011 of the multi-system sales agreement with a retail customer referred to above, and weaker sales performance in Europe.

The $1.4 million increase in service-related revenues in the current period was driven by $1.0 million in revenues generated by the video communications online publishing product line, consisting of revenues from software maintenance contracts and professional services, and a $0.3 million increase in disc publishing revenues. The increase in disc publishing service-related revenues was primarily the result of an increasing base of systems covered by a maintenance contract, driven largely by the multi-system sales to a U.S. retail customer starting in 2010 and continuing through 2011, and increased attachment of maintenance contracts to international product sales.

International disc publishing product line sales, inclusive of the impact of currency changes, decreased 9% in the first quarter of 2012 from the same prior-year period, and comprised 41% of total disc publishing sales compared to 38% in the first quarter of 2011. The reduction in international sales was driven by declining sales in the Company’s European markets of 15%, partially offset by a 12% increase in sales in the Company’s Asian markets. The current period reduction in sales in the Company’s European markets was the result of a challenging economic environment and the impact of increased competition, augmented by the unfavorable impact of foreign currency fluctuations which decreased European sales by approximately 4% in the first quarter of 2012. The European market, however, continued to generate the majority of international sales. Without the impact of currency changes, international revenues would have decreased 6% in the first quarter of 2012 compared to the same period in 2011.

Future revenues will be dependent upon many factors, including the continued growth of Qumu’s enterprise video communications online publishing product line, the timing of revenue recognition depending upon whether Qumu structures its license arrangements with customers as term or perpetual licenses, the Company’s ability to successfully commercialize its Signal online publishing solution, introduced in the second quarter of 2012, the success of the Company’s deployment of a complete digital publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 49.2% for the three months ended March 31, 2012, compared to 50.3% for the same period in 2011, which was comprised only of disc publishing revenues. In the current period, the disc publishing business generated an aggregate gross margin of 50.5% and the enterprise video communications online publishing product line generated a margin of 31.8%, inclusive of the impact of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition. Amortization expense of $0.2 million had a 15.9% unfavorable impact on the online publishing product line gross margin in the current period.

The current period decline of 1.1% in gross profit as a percentage of total revenues was primarily impacted by lower gross margins generated by the enterprise video communications product line. Inclusive of the impact of amortization expense, the online publishing business contributed 1.3% of the decline in gross profit as a percentage of total revenues. In addition to the impact of amortization expense, online publishing margins were unfavorably impacted by a low volume and concentration of higher margin software license revenues. Partially offsetting the unfavorable impact of the above was the favorable impact of a general shift in the mix of disc publishing sales from lower margin products, including media, media kits and retail equipment sales, to higher margin products, including Producer and non-retail Professional Series equipment.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the integration of Qumu’s enterprise video communications online publishing product line, which has historically generated higher gross margins than the Company’s disc publishing business. This benefit will be partially offset in future years from the inclusion of amortization expense associated with intangibles acquired as a result of the Qumu acquisition, expected to approximate $0.9 million in 2012.

Operating expenses. Total operating expenses amounted to $12.5 million in the second quarter of 2012, compared to $8.5 million in the same prior-year period. The $4.1 million rise in total operating expenses between periods occurred primarily as a result of expenses incurred to support the Company’s online publishing business, including $3.7 million of expenses to support Qumu’s enterprise video communications product line, $0.2 million of expenses associated with the amortization of intangible assets acquired as part of the acquisition of Qumu and a $0.3 million increase in expenses to support the Company’s internally developed online publishing solution, Signal.

Research and development expenses totaled $3.1 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively, representing 16% and 7% of revenues in the respective periods. The $1.5 million increase from 2011 reflects the inclusion of $1.3 million of research and development expenses generated by Qumu to support the enterprise video communications product line, included in the Company’s online publishing business. The remaining $0.2 million increase is driven by costs to support the development of the Signal online publishing solution and enhancements of disc publishing products. Rimage anticipates expenditures in research and development in the second quarter 2012 will be comparable to that of the first quarter.

Selling, general and administrative expenses for the three months ended March 31, 2012 totaled $9.2 million, or 47% of revenues, compared to expenses in the same prior-year period of $6.9 million, or 32% of revenues. The $2.3 million rise in expenses in the current-year period primarily reflects the impact of $2.4 million of expenses incurred to support the enterprise video communications product line, included in the Company’s online publishing business. The Company also continued to make investments to strengthen its core business and implement its growth strategy. Rimage anticipates expenditures for selling, general and administrative activities in the second quarter to increase moderately relative to the first quarter 2012 expense levels, primarily due to increased online publishing sales and marketing expenses.

Amortization of Purchased Intangibles. Operating expenses in 2012 include $0.2 million for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu in October 2011. Operating expenses in 2012 are expected to include approximately $1.1 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenues.

Other income, net. The Company recognized net interest income on cash and marketable securities of $2,000 and $67,000 for the three month periods ended March 31, 2012 and 2011, respectively. The reduction in interest income in the current-year period was primarily the result of a shift in investments to lower yield money market securities and the Company’s use of approximately $39 million in cash to acquire Qumu. Other income for the three months ended March 31, 2012 also included net losses on foreign currency transactions of $72,000, compared to net losses of $33,000 for the same period in the prior year.

Income taxes. The provision for income taxes represents federal, state and foreign income taxes on income. An income tax benefit of $1.3 million, or 41.9% of loss before income taxes, was recorded for the three month period ended March 31, 2012, compared to income tax expense of $0.9 million, or 37.2% of income before income taxes, for the three months ended March 31, 2011. The higher effective tax rate for the current-year period was primarily impacted by a reduction in the projected amount of annualized pre-tax income, resulting in all permanent differences, such as state income taxes and non-deductible meals and entertainment expenses, having a disproportionately larger impact on the effective tax rate. Also unfavorably impacting the effective tax rate for the current period was the impact of a reduced benefit from the Section 199 deduction and no benefit for the federal research credit, as this credit has not yet been reinstated for 2012. Favorable impacts to the effective tax rate in the current period included the impact of a benefit for the California state research credit associated with qualifying development expenses incurred by Qumu to develop the enterprise video communications product line.

Net income (loss) / net income (loss) per share. Resulting net loss attributable to Rimage for the three months ended March 31, 2012 was $1.7 million, or (9%) of revenues, compared to net income attributable to Rimage of $1.5 million, or 7% of revenues, for the same prior-year period. Related net income (loss) per diluted share was ($0.17) for the three months ended March 31, 2012, compared to $0.16 per diluted share for the respective prior-year period.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At March 31, 2012, the Company had working capital of $76.0 million, down $2.3 million from working capital reported at December 31, 2011. The decrease was primarily the result of $1.0 million in property and equipment purchases and $1.7 million in dividends paid. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. The repurchase program has been funded to date using cash on hand. As of March 31, 2012, the Company had 347,009 shares available for repurchase under the authorizations. On March 1, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.17 per share payable March 20, 2012, to shareholders of record as of March 5, 2012. Additionally, on April 24, 2012, the Company’s Board of Directors declared a dividend of $0.17 per share payable June 15, 2012 to holders of record on May 31, 2012. The Company expects quarterly dividend payments during 2012 of approximately $1.7 million. The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives or alliances.

Net cash used by operating activities totaled $0.7 million for the three months ended March 31, 2012, compared to net cash provided by operations of $3.1 million in the same prior-year period. The $3.8 million decrease in cash provided by operating activities resulted from a $2.6 million decrease in net income adjusted for non-cash items and a $1.2 million decrease in cash provided by changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were unfavorable changes of $3.1 million in deferred income and $1.1 million in trade accounts payable, partially offset by favorable changes of $3.0 million in accounts receivable and $0.7 million in inventories. The unfavorable change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the prior period under a multi-system sales agreement obtained in the second quarter of 2010. The unfavorable change in trade accounts payable occurred largely as a result of payments in the current period of previously accrued non-recurring engineering charges under a development agreement and the timing of other payments for trade payables. The favorable change in receivables was the result of decreased sales in February and March of 2012 compared to the same months in 2011. The favorable change in inventories in the current period occurred as the Company increased its inventory purchases from alternative supply sources in the first quarter of 2011 to minimize potential supply disruptions from its Japanese suppliers stemming from the earthquake and tsunami that struck the northeast area of Japan in March 2011.

Investing activities used net cash of $1.0 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively. Investing activities in the prior-year period included a $2.0 million equity investment in BriefCam. Purchases of property and equipment during the three months ended March 31, 2012 and 2011 amounted to $1.0 million and $0.5 million, respectively. Capital expenditures in the current-year period consisted primarily of leasehold improvements and office equipment associated with the Company’s facility in San Bruno, California. Capital expenditures in the prior-year period consisted primarily of the first installment payment of $0.4 million for software source code, acquired and capitalized by the Company’s Chinese joint venture in late 2010.

Financing activities used net cash of $1.7 million for the three months ended March 31, 2012, compared to net cash provided of $0.2 million for the same prior-year period. The current-year period includes $1.7 million of dividend payments. Activity in the prior-year period consisted primarily of proceeds from stock option exercises and did not include any dividend payments.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2012.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged 90% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the mature market for disc publishing products, with limited growth potential; the Company’s ability to successfully implement its growth strategy; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the return on the Company’s investment in strategic initiatives may be lower or develop more slowly than expected; the Company’s ability to effectively address risks or other problems encountered in connection with the Qumu integration; the Company’s ability to successfully commercialize its online publishing solution introduced in the second quarter of 2012; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into Qumu’s products; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the ability of the Qumu products to deliver fast, efficient and reliable service; the Company’s ability to maintain adequate inventory of products; the Company’s ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the compatibility of the Company’s disc publishing products with products designed by others; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; the negative effect on the Company’s common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Item 4.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of March 31, 2012. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

(a)  The following exhibits are included herein:

31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32	Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	May 8, 2012	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2012	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)