Form 10-Q/A
period 2012-03-31
RIMAGE CORP
filed 2012-05-11
CIK 892482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Description of Amendment No. 1 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012:

On May 8, 2012, Rimage Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Original Form 10-Q”). This Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2012 is being filed solely for the purpose of correcting the headings on the selected financial information from the Company’s condensed consolidated statements of operations included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-Q. As presented in the Original Form 10-Q, the headings erroneously referred to the three months ended March 31, 2011 and 2010 and 2011 v. 2010, rather than the three months ended March 31, 2012 and 2011 and 2012 v. 2011.

This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the Original Form 10-Q and, other than the correction noted above, does not modify or update the disclosure in the Original Form 10-Q in any way.

RIMAGE CORPORATION

FORM 10-Q/A

(AMENDMENT NO. 1)

FOR THE QUARTER ENDED MARCH 31, 2012

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2012	2011	2012 vs. 2011
Revenues	100.0	100.0	(9.3)
Cost of revenues	(50.8)	(49.7)	(7.3)
Gross profit	49.2	50.3	(11.2)
Operating expenses:
Research and development	(16.0)	(7.2)	100.1
Selling, general and administrative	(47.2)	(32.3)	33.2
Amortization of intangibles	(1.3)	—	—
Operating income (loss)	(15.3)	10.8	(227.9)
Other income, net	(0.3)	0.2	(300.0)
Income (loss) before income taxes	(15.6)	11.0	(228.9)
Income tax benefit (expense)	6.5	(4.1)	(245.3)
Net income (loss)	(9.1)	6.9	(219.3)
Noncontrolling interest	0.3	0.1	326.7
Net income (loss) attributable to Rimage	(8.8)	7.0	(213.8)

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

Results of Operations

Revenues.

The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended March 31,				Inc (Dec)
	2012		2011		Between Periods
	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,779	14%	$2,813	13%	$(34)	-1%
Professional	3,208	16%	3,725	17%	(517)	-14%
Desktop	529	3%	635	3%	(106)	-17%
Total disc publishing equipment	6,516	33%	7,173	33%	(657)	-9%
Recurring:
Consumables and parts	8,551	44%	11,608	54%	(3,057)	-26%
Service	3,017	16%	2,675	12%	342	13%
Total recurring	11,568	59%	14,283	67%	(2,715)	-19%
Total disc publishing	18,084	93%	21,456	100%	(3,372)	-16%
Online publishing
Software licenses and appliances	332	2%	—	—	332	—
Service	1,045	5%	—	—	1,045	—
Total online publishing	1,377	7%	—	—	1,377	—
Total	$19,461	100%	$21,456	100%	$(1,995)	-9%

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	May 11, 2012	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2012	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

