Form 10-Q
period 2012-06-30
RIMAGE CORP
filed 2012-08-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock outstanding at July 31, 2012 – 10,127,948 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
 (unaudited - in thousands, except share data)

Assets	June 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$49,099	$70,161
Marketable securities	13,243	—
Receivables, net of allowance for doubtful accounts and sales returns of $252 and $219, respectively	11,350	15,496
Inventories	5,727	6,198
Prepaid expenses and other current assets	2,752	3,051
Deferred income taxes - current	3,517	3,531
Total current assets	85,688	98,437
Property and equipment, net of accumulated depreciation and amortization of $13,336 and $12,221, respectively	6,464	6,177
Intangible assets, net of amortization of $1,752 and $705, respectively	18,195	19,238
Goodwill	22,218	22,218
Deferred income taxes - non-current	11,141	8,589
Other assets - non-current	3,593	3,001
Total assets	$147,299	$157,660

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,356	$5,469
Accrued compensation	4,209	5,231
Other accrued expenses	743	916
Deferred income and customer deposits	7,466	8,492
Other current liabilities	42	48
Total current liabilities	17,816	20,156

Long-term liabilities:
Deferred income - non-current	4,478	4,769
Income taxes payable - non-current	95	96
Other non-current liabilities	727	339
Total long-term liabilities	5,300	5,204
Total liabilities	23,116	25,360

Commitments and contingencies	—	—
Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,127,948 and 10,203,734, respectively	101	102
Additional paid-in capital	55,870	54,835
Retained earnings	68,053	76,875
Accumulated other comprehensive income (loss)	(68)	128
Total Rimage stockholders’ equity	123,956	131,940
Noncontrolling interest	227	360
Total stockholders’ equity	124,183	132,300

Total liabilities and stockholders’ equity	$147,299	$157,660

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
 (unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product	$14,181	$17,235	$29,580	$36,016
Service	4,103	2,959	8,165	5,634
Total revenues	18,284	20,194	37,745	41,650
Cost of revenues:
Product	7,738	8,709	15,326	17,918
Service	2,249	1,606	4,549	3,069
Total cost of revenues	9,987	10,315	19,875	20,987
Gross profit	8,297	9,879	17,870	20,663

Operating expenses:
Research and development	2,894	1,516	5,999	3,068
Selling, general and administrative	8,866	6,543	18,062	13,449
Amortization of purchased intangibles	264	—	511	—
Total operating expenses	12,024	8,059	24,572	16,517
Operating income (loss)	(3,727)	1,820	(6,702)	4,146

Other income (expense):
Interest, net	19	52	21	119
Loss on currency exchange	(13)	3	(85)	(30)
Other, net	(2)	—	—	—
Total other income (expense), net	4	55	(64)	89

Income (loss) before income taxes	(3,723)	1,875	(6,766)	4,235
Income tax expense (benefit)	(902)	728	(2,176)	1,605
Net income (loss)	(2,821)	1,147	(4,590)	2,630
Net loss attributable to the noncontrolling interest	71	59	135	74
Net income (loss) attributable to Rimage	$(2,750)	$1,206	$(4,455)	$2,704

Net income (loss) per basic share	$(0.27)	$0.12	$(0.44)	$0.28

Net income (loss) per diluted share	$(0.27)	$0.12	$(0.44)	$0.28

Basic weighted average shares outstanding	10,177	9,559	10,197	9,526

Diluted weighted average shares outstanding	10,177	9,589	10,197	9,565

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(2,821)	$1,147	$(4,590)	$2,630
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	(331)	177	(188)	552
Change in net unrealized loss (gain) on marketable securities, net of tax	(5)	(25)	(5)	(50)
Total other comprehensive income (loss)	(336)	152	(193)	502
Total comprehensive income (loss)	(3,157)	1,299	(4,783)	3,132
Net loss attributable to the noncontrolling interest	(71)	(59)	(135)	(74)
Foreign currency translation adjustments attributable to
the noncontrolling interest	—	7	3	10
Comprehensive (income) loss attributable to the noncontrolling interest	(71)	(52)	(132)	(64)
Comprehensive income (loss) attributable to Rimage	$(3,086)	$1,351	$(4,651)	$3,196

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,590)	$2,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,229	1,255
Deferred income tax benefit	(2,703)	(353)
Loss on disposal of property and equipment	29	30
Stock-based compensation	1,138	967
Excess tax benefits from stock-based compensation	—	(11)
Changes in operating assets and liabilities:
Receivables	4,232	131
Inventories	374	(1,145)
Prepaid income taxes / income taxes payable	296	(97)
Prepaid expenses and other current assets	(194)	3
Trade accounts payable	(468)	(576)
Accrued compensation	(994)	(778)
Other accrued expenses and other current liabilities	(170)	(3)
Deferred income and customer deposits	(1,275)	4,008
Other long-term liabilities	696	—

Net cash provided by (used in) operating activities	(1,400)	6,061

Cash flows from investing activities:
Purchase of cost method investment	—	(2,000)
Purchases of marketable securities	(13,253)	—
Sales and maturities of marketable securities	—	2,100
Issuances of notes receivable	(500)	(500)
Purchases of property and equipment	(1,399)	(639)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(15,150)	(1,039)

Cash flows from financing activities:
Repurchases of common stock	(900)	—
Common stock repurchases to settle employee withholding liability	(28)	—
Payments of dividends	(3,468)	(950)
Principal payments on capital lease obligations	(9)	(10)
Excess tax benefits from stock-based compensation	—	11
Proceeds from employee stock plans	—	204

Net cash used in financing activities	(4,405)	(745)

Effect of exchange rate changes on cash	(107)	232

Net increase (decrease) in cash and cash equivalents	(21,062)	4,509

Cash and cash equivalents, beginning of period	70,161	107,982

Cash and cash equivalents, end of period	$49,099	$112,491

Supplemental disclosures of net cash paid during the period for:
Income taxes	$226	$2,057

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

The Company is amortizing the acquired intangible assets on a straight-line basis over their expected economic lives. Amortization expense related to the intangibles is reflected in cost of revenues ($0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively) and operating expenses – amortization of purchased intangibles ($0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively) in the consolidated statements of operations. The Company established deferred tax assets amounting to approximately $14.2 million for the future benefit of utilization of acquired net operating losses and other tax credits, as well as the impact of cumulative temporary book to tax differences on Qumu’s opening balance sheet. A deferred tax liability was established for approximately $7.0 million, for the estimated future impact of the difference in the book vs. tax basis of the purchased intangible assets.

Qumu operating results are included in the Company’s condensed consolidated statements of operations in the Company’s online publishing segment from the date of acquisition. The following table contains unaudited pro forma results for the three and six months ended June 30, 2012 and 2011, as if the Qumu acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
	Reported	Reported	Pro Forma (unaudited)	Reported	Reported	Pro Forma (unaudited)

Net sales	$18,284	$20,194	$23,271	$37,745	$41,650	$48,125
Net income (loss)	(2,750)	1,206	448	(4,455)	2,704	1,219
Net earnings per share:
Basic	(0.27)	0.12	0.04	(0.44)	0.28	0.12
Diluted	(0.27)	0.12	0.04	(0.44)	0.28	0.12

The above pro forma financial information is based on the historical financial results of Rimage and Qumu after giving effect to the acquisition and certain pro forma adjustments, summarized below.

Pro forma adjustments for the three and six months ended June 30, 2011 relate primarily to 1) amortization of identified intangible assets ($0.5 million and $1.0 million, respectively), 2) elimination of Qumu’s interest expense and bank fees associated with debt that was retired with acquisition proceeds ($0.3 million and $0.5 million, respectively), and certain other adjustments together with related income tax effects ($0.5 million and $0.9 million, respectively).

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

The Company granted 61,740 and 69,740 stock option awards during the three and six months ended June 30, 2012, respectively, and granted 87,780 and 102,780 stock options during the three and six months ended June 30, 2011, respectively. The Company granted 54,124 and 64,124 restricted stock awards and restricted stock units during the three and six months ended June 30, 2012, respectively, compared to 91,518 during the three and six months ended June 30, 2011.

The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock-based compensation cost charged against income, before income tax benefit
Stock options	$335	$366	$758	$734
Resticted stock and restricted stock units	181	131	380	233
	$516	$497	$1,138	$967

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation cost included in:
Cost of revenues	$35	$34	$72	$62
Operating expenses	481	463	1,066	905
	$516	$497	$1,138	$967

(4)	Accounting for Uncertainty in Income Taxes

As of June 30, 2012 and December 31, 2011, the Company’s liability for gross unrecognized tax benefits totaled $1,030,000 and $977,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $15,000 and $17,000 on a gross basis at June 30, 2012 and December 31, 2011, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(5)	Marketable Securities

Marketable securities consist primarily of highly liquid certificates of deposit and U.S. treasury bills. Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of June 30, 2012, have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 9, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(6)	Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods and demonstration equipment	$2,383	$2,644
Purchased parts and subassemblies	3,344	3,554
	$5,727	$6,198

(7)	Goodwill and Intangible Assets

On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill attributable to the Company’s online publishing segment. There was no change in the carrying amount of goodwill for the three and six months ended June 30, 2012.

Intangible assets consisted of the following (in thousands):

	Useful Life	June 30, 2012	December 31, 2011	Statements of Income Category

Customer relationships	11	$8,090	$8,090	Amortization of purchased intangibles
Developed technology	7	6,050	6,050	Cost of product revenues
In-process research and development	7	1,310	1,310	Amortization of purchased intangibles
Trademarks / trade names	16	3,420	3,420	Amortization of purchased intangibles
Favorable lease	1	30	30	Amortization of purchased intangibles
Software related to joint venture entity	5	1,047	1,043	Cost of product revenues
		19,947	19,943
Less accumulated amortization		(1,752)	(705)
		$18,195	$19,238

Amortization expense included in cost of product revenues was $268,000 and $536,000 for the three and six months ended June 30, 2012, respectively, compared to $50,000 and $100,000 for the three and six months ended June 30, 2011, respectively. Amortization expense included in operating expenses as amortization of purchased intangibles was $264,000 and $511,000 for the three and six months ended June 30, 2012, respectively.

(8)	Derivatives

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

As the Company’s foreign exchange agreement is subject to a master netting arrangement, the Company’s policy is to record the fair value of outstanding foreign exchange contracts as other current assets or other current liabilities, based on whether outstanding contracts are in a net gain or loss position, respectively. See Note 9, “Fair Value Measurements,” for additional information regarding the fair value measurements of derivative instruments related to foreign currency exchange contracts.

As of June 30, 2012, the Company had seven outstanding foreign exchange contracts with a notional amount totaling approximately $0.6 million. These contracts mature during 2012 and bear exchange rates ranging from 1.2389 and 1.3072 U.S. Dollars per Euro. As of June 30, 2012, the fair value of foreign exchange contracts resulted in a net gain position of approximately $3,000, which is recorded in other current assets.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location	2012	2011	2012	2011

Foreign Exchange Contracts	Gain (loss) on currency exchange	$(23)	$13	$(90)	$(14)

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of June 30, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	June 30, 2012	Location	June 30, 2012

Foreign Exchange Contracts	Other current assets	$3	Other current liabilities	$—

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

(9)	Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities:
Certificates of deposit	$8,243	$8,243	$—	$—
Treasury bills	5,000	5,000	—	—

Foreign currency forward exchange contracts	3	—	3	—

Assets measured at fair value at June 30, 2012	$13,246	$13,243	$3	$—

Marketable securities are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as substantially all of the certificates of deposit and treasury bills have maturity dates within one year from the Company’s date of purchase and trade in active markets.

Foreign currency forward exchange contracts are classified as Level 2 in the above table and are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.

(10)	Common Stock Repurchases and Dividends

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 99,616 shares of its common stock during the three and six months ended June 30, 2012. The Company did not repurchase any shares during the three and six months ended June 30, 2011. The repurchase program has been funded to date using cash on hand. As of June 30, 2012, the Company had 247,393 shares available for repurchase under the authorizations.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. The Company purchased 3,296 shares to satisfy employee withholding liabilities during the three and six months ended June 30, 2012.

The Company declared and paid dividends of $1.7 million and $3.5 million during the three and six months ended June 30, 2012, respectively. The Company paid dividends of $1.0 million during the three and six months ended June 30, 2011.

(11)	Computation of Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share is determined by dividing net income (loss) by the basic weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,765,000 and 1,750,000 for the three and six months ended June 30, 2012, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. Stock options to acquire weighted average common shares of 1,191,000 and 1,138,000 for the three and six months ended June 30, 2011, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. The following table identifies the components of net income (loss) per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Shares outstanding at end of period	10,128	9,589	10,128	9,589

Basic weighted average shares outstanding	10,177	9,559	10,197	9,526

Dilutive effect of stock options/restricted stock units	—	30	—	39
Total diluted weighted average shares outstanding	10,177	9,589	10,197	9,565

Net income (loss) attributable to Rimage	$(2,750)	$1,206	$(4,455)	$2,704

Basic net income (loss) per common share	$(0.27)	$0.12	$(0.44)	$0.28

Diluted net income (loss) per common share	$(0.27)	$0.12	$(0.44)	$0.28

(12)	Contingencies

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

RIT purchases digital publishing systems from Rimage and utilizes medical disc system software source code purchased from TEDPC, and integrates the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 cost for the software source code when purchased in 2010, and the associated balance is included in intangible assets in the accompanying consolidated balance sheets. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized was approximately $50,000 and $100,000 during the three and six months ended June 30, 2012 and 2011, respectively.

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

The following table contains financial information for RIT:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$143	$93	$251	$292
Net loss	(143)	(120)	(278)	(151)
Net loss attributable to noncontrolling interest	(71)	(59)	(135)	(74)

	June 30, 2012	December 31, 2011
Stockholders’ equity attributable to noncontrolling interest	$227	$360

(14)	Investment in Software Company

At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. On April 18, 2012, the Company issued a $500,000 convertible note receivable to BriefCam. The $500,000 convertible note receivable bears annual interest at 10% and is either convertible into BriefCam’s preferred stock or may be repaid upon demand depending on the occurrence of certain future financing or other events. The $500,000 convertible note receivable brings Rimage’s total investment in BriefCam to $2.8 million as of June 30, 2012.

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment and note receivable, which amounted to $2.8 million and $2.3 million at June 30, 2012 and December 31, 2011, respectively, and is included in other noncurrent assets in the condensed consolidated balance sheets. Rimage will utilize BriefCam’s video synopsis software to enhance its video surveillance solutions with analytical capabilities.

(15)	Software Development Costs for Signal Online Publishing Solution

The Company continued the development of Signal, its online publishing solution, through the second quarter of 2012. Signal is expected to be deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company accounted for the associated development costs under the guidance of ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.” This standard provides that research and development costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and should be charged to expense when incurred. All Signal development expenses incurred during the three and six months ended June 30, 2012 and 2011 were expensed to research and development in the accompanying condensed consolidated statements of operations.

(16)	Qumu Facility Lease

On January 25, 2012, the Company entered into an amendment to the Qumu facility lease. Under the original lease, the Company leased approximately 11,600 square feet in San Bruno, California, with a term expiring effective June 30, 2012. Under the amendment, the Company agreed to relocate from the existing premises to approximately 13,900 square feet within the same facility effective April 1, 2012 and expiring in June 2018. The amendment allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $907,000, were capitalized in property and equipment as of June 30, 2012 and will be depreciated over the term of the lease. As an incentive to enter into the amendment, the lessor provided the Company a one-time tenant improvement allowance of $675,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance of $675,000 is included in other accrued expenses ($105,000) and other non-current liabilities ($570,000) and will be amortized as a reduction of rent expense over the term of the lease. Expenditures for leasehold improvements are included in the investing section of the statements of cash flows and the one-time tenant improvement allowance is included in the operating activities section of the statements of cash flows. Leasehold improvement costs remaining unpaid and accrued by the Company as of June 30, 2012 of $94,000 are excluded from the investing and operating activities sections of the statements of cash flows for the six months ended June 30, 2012.

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

Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Online Publishing		Total
Three months ended June 30, 2012
Revenues	$16,903	$1,381		$18,284
Operating income (loss)	660	(4,387	) (1)	(3,727)
Three months ended June 30, 2011
Revenues	$20,194	$—		$20,194
Operating income (loss)	2,438	(618	) (2)	1,820
Six months ended June 30, 2012
Revenues	$34,987	$2,758		$37,745
Operating income (loss)	2,073	(8,775	) (1)	(6,702)
Six months ended June 30, 2011
Revenues	$41,650	$—		$41,650
Operating income (loss)	5,342	(1,196	) (2)	4,146

(1)

Operating loss for the online publishing segment for the three and six months ended June 30, 2012 includes amortization expense of $480,000 and $943,000 for amortization of intangible assets established as part of the Qumu acquisition. See Note 7, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

(2) Operating loss for the online publishing segment for the three and six months ended June 30, 2011 consists of expenses incurred to develop and support the Company’s Signal online publishing solution.

Note: The Company’s contracted commitment backlog for the online publishing segment aggregated $6.6 million as of June 30, 2012. Associated revenues will be recognized over the next several quarters.

(18)	Recently Issued Accounting Standards

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Revenues	100.0	100.0	(9.5)	100.0	100.0	(9.4)
Cost of revenues	(54.6)	(51.1)	(3.2)	(52.7)	(50.4)	(5.3)
Gross profit	45.4	48.9	(16.0)	47.3	49.6	(13.5)
Operating expenses:
Research and development	(15.8)	(7.5)	90.9	(15.9)	(7.4)	95.5
Selling, general and administrative	(48.6)	(32.4)	35.5	(47.8)	(32.2)	34.3
Amortization of intangibles	(1.4)	—	—	(1.4)	—	—
Operating income (loss)	(20.4)	9.0	(304.8)	(17.8)	10.0	(261.6)
Other income, net	—	0.3	(92.7)	(0.1)	0.2	(171.9)
Income (loss) before income taxes	(20.4)	9.3	(298.6)	(17.9)	10.2	(259.8)
Income tax benefit (expense)	5.0	(3.6)	(223.9)	5.7	(3.9)	(235.6)
Net income (loss)	(15.4)	5.7	(345.9)	(12.2)	6.3	(274.5)
Noncontrolling interest	0.4	0.3	20.3	0.4	0.2	82.4
Net income (loss) attributable to Rimage	(15.0)	6.0	(328.0)	(11.8)	6.5	(264.8)

Overview
Rimage helps businesses deliver digital content directly and securely to their customers and employees. The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of disc publishing and online publishing. Rimage’s disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs™. The Company’s online publishing business enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to personal computers, tablets and smart phones through its Signal online publishing solution, introduced in the second quarter of 2012. The combination of disc publishing and online publishing enables businesses to securely deliver their videos, documents, audio files and images in today’s multi-platform, multi-device world.

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

Through the acquisition of Qumu, the Company’s enterprise video communications solutions, included in the online publishing business, are deployed primarily through the sale of software licenses and software on a server appliance. Software maintenance contracts and professional services are also sold with these solutions. The recently introduced Signal solution, also included in the online publishing business, did not generate any revenues in the first half of 2012. Signal is expected to be deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company’s disc publishing business earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying consolidated statements of operations include the Company’s sale of equipment and appliances, consumables, parts and software licenses. Service revenues on the consolidated statements of operations include revenues from maintenance contracts, repair, installation and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues.

The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended June 30,				Inc (Dec) Between Periods		Six Months Ended June 30,				Inc (Dec) Between Periods

	2012		2011				2012		2011
	$	%	$	%	$	%	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,383	13%	$4,188	21%	$(1,805)	-43%	$5,161	14%	$7,001	17%	$(1,840)	-26%
Professional	2,517	14%	2,600	13%	(83)	-3%	5,725	15%	6,325	15%	(600)	-9%
Desktop	475	3%	699	3%	(224)	-32%	1,004	3%	1,334	3%	(330)	-25%
Total disc publishing equipment	5,375	29%	7,487	37%	(2,112)	-28%	11,890	32%	14,660	35%	(2,770)	-19%
Recurring:
Consumables and parts	8,529	47%	9,748	48%	(1,219)	-13%	17,080	45%	21,356	51%	(4,276)	-20%
Service	3,000	16%	2,959	15%	41	1%	6,017	16%	5,634	14%	383	7%
Total recurring	11,529	63%	12,707	63%	(1,178)	-9%	23,097	61%	26,990	65%	(3,893)	-14%
Total disc publishing	16,904	92%	20,194	100%	(3,290)	-16%	34,987	93%	41,650	100%	(6,663)	-16%
Online publishing
Software licenses and appliances	277	2%	—	—	277	—	610	2%	—	—	610	—
Service	1,103	6%	—	—	1,103	—	2,148	6%	—	—	2,148	—
Total online publishing	1,380	8%	—	—	1,380	—	2,758	7%	—	—	2,758	—
Total	$18,284	100%	$20,194	100%	$(1,910)	-9%	$37,745	100%	$41,650	100%	$(3,905)	-9%

Total revenues decreased 9% for both the three and six months ended June 30, 2012 to $18.3 million and $37.7 million, respectively, from $20.2 million and $41.7 million in the respective prior-year periods. The decrease in total revenues in the second quarter and year-to-date periods reflects a $3.3 million and $6.7 million reduction in disc publishing revenues in each respective period, partially offset by $1.4 million and $2.8 million in revenues generated by the enterprise video communications product line, included in the online publishing business. Consolidated product revenues decreased $3.0 million and $6.4 million, partially offset by increases of $1.1 million and $2.5 million in service-related revenues for the three and six months ended June 30, 2012, respectively, compared to the prior-year comparative periods. International disc publishing product line sales, inclusive of the impact of currency changes, decreased 17% and 13% during the three and six months ended June 30, 2012, and comprised approximately 37% of total revenues for both the three and six months ended June 30, 2012, compared to approximately 40% and 39% of total revenues for the three and six months ended June 30, 2011, respectively. In the aggregate, currency fluctuations decreased consolidated revenues for the three and six months ended June 30, 2012 by $0.5 million, or 3%, and $0.7 million, or 2%, for each respective period.

The $3.3 million and $6.7 million reduction in disc publishing revenues for the three and six months ended June 30, 2012 compared to the same periods in 2011 was driven by worldwide declines in equipment sales combined with a decline in consumable sales primarily in the Company’s U.S. market. The decline in equipment sales was primarily due to lower sales to European and U.S. channel partners as well as reduced sales in the Company’s U.S. retail market, where sales can fluctuate significantly between periods. The decline in equipment sales to U.S. and European channel partners was impacted by delays in closing several expected customer orders. Additionally, sales in the Company’s European markets were negatively impacted by continued economic challenges, increased competition and the negative impact of foreign currency fluctuations. The decline in U.S. consumable sales in the current-year periods was due to decreased usage of consumable products by the Company’s retail customers as well as the impact of customers purchasing consumables inventory in late first quarter and early second quarter of 2011 to minimize potential supply disruptions caused by the tsunami and earthquake that struck the northeast area of Japan in March 2011.

Online publishing revenues totaled $1.4 million and $2.8 million for the three and six months ended June 30, 2012, respectively. A high concentration of online publishing revenues were generated from software maintenance contracts and professional services, with a lower volume of software licenses and appliance sales. The Company introduced its Signal online publishing solution in the second quarter of 2012 and expects it to begin generating revenues in the second half of 2012. During the second quarter of 2012, the Company announced that Qumu had partnered with one of its key managed service providers to close a multi-year, multi-million dollar contract with a Fortune 50 corporation. The Company will recognize revenue related to this transaction over the term of the agreement and expects to begin recognizing revenue in the third quarter of 2012. The Company’s contracted commitment backlog for Qumu’s enterprise video communications solution aggregated $6.6 million as of June 30, 2012. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.

Future consolidated revenues will be dependent upon many factors, including the continued growth of Qumu’s enterprise video communications and online publishing product line, whether Qumu structures its license arrangements with customers as term or perpetual licenses, which impacts the timing of revenue recognition, the Company’s ability to successfully commercialize its Signal online publishing solution, introduced in the second quarter of 2012, the success of the Company’s deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 45.4% and 47.3% for the three and six months ended June 30, 2012, respectively, compared to 48.9% and 49.6% for the same periods in 2011, which was comprised only of disc publishing revenues. The disc publishing business generated aggregate gross margins of 45.8% and 48.2% for the three and six months ended June 30, 2012, respectively, and the online publishing product line generated margins of 40.8% and 36.3% for each respective period. The online publishing margins are inclusive of the impact of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition. Amortization expense of $0.2 million and $0.4 million had a 15.7% unfavorable impact on online publishing gross margins for both the three and six month periods ended June 30, 2012.

The three and six month period declines in consolidated gross profit as a percentage of total revenues were primarily impacted by a lower volume and concentration of equipment sales in the disc publishing business, particularly in the Producer Series product line, which typically generates higher margins than other disc publishing products. Further, the reduced volume of Producer equipment sales led to lower production levels in the second quarter and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues for the three months ended June 30, 2012. Also contributing to the declines in consolidated gross margin for the three and six months ended June 30, 2012 were lower gross margins generated by the enterprise video communications product line. Inclusive of the impact of amortization expense, the online publishing business contributed 0.3% and 0.8% of the decline in gross profit as a percentage of total revenues in each respective period. In addition to the impact of amortization expense, online publishing margins were unfavorably impacted by a low volume and concentration of higher margin software license revenues. Partially offsetting the unfavorable impact in the current-year periods of a reduced volume of equipment sales in the disc publishing product line was the impact of the Company incurring higher media prices and air freight costs in the comparable periods in 2011 to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 2011 earthquake and tsunami in Japan.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the integration and growth of Qumu’s enterprise video communications online publishing product line, which has historically generated higher gross margins than the Company’s disc publishing business. This benefit will be partially offset in future years from the inclusion of amortization expense associated with intangibles acquired as a result of the Qumu acquisition, expected to approximate $0.9 million in 2012.

Operating expenses. Total operating expenses amounted to $12.0 million and $24.6 million for the three and six months ended June 30, 2012, respectively, compared to $8.1 million and $16.5 million in the respective prior-year periods. The $3.9 million and $8.1 million rise in total operating expenses between the second quarter and year-to-date periods, respectively, occurred primarily as a result of expenses incurred to support the Company’s online publishing business, including $3.8 million and $7.5 million of expenses to support Qumu’s enterprise video communications product line in each respective period, $0.3 million and $0.5 million of expenses in each respective period associated with the amortization of intangible assets acquired as part of the acquisition of Qumu and a $0.3 million and $0.6 million increase in expenses in each respective period to support the Company’s internally developed online publishing solution, Signal.

Research and development expenses totaled $2.9 million and $6.0 million for the three and six months ended June 30, 2012, respectively, each representing 16% of revenues. Research and development expenses totaled $1.5 million and $3.1 million for the comparative three and six months ended June 30, 2011, representing 8% and 7% of revenues, respectively. The $1.4 million second quarter and $2.9 million year-to-date increases from 2011 reflect the inclusion of $1.3 million and $2.6 million, respectively, of research and development expenses generated by Qumu to support the enterprise video communications product line, included in the Company’s online publishing business. The remaining increases over prior-year periods are primarily driven by costs to support the development of the Signal online publishing solution. The Company also continues to incur development expenses to enhance its disc publishing products. Rimage anticipates expenditures in research and development in the third quarter 2012 will be comparable to that of the second quarter.

Selling, general and administrative expenses for the three and six months ended June 30, 2012 totaled $8.9 million and $18.1 million, or 49% and 48% of revenues, respectively, compared to expenses in the same prior-year periods of $6.5 million and $13.4 million, or 32% of revenues for each respective period. The $2.4 million and $4.7 million increase in expenses in the respective current-year periods primarily reflects the impact of $2.5 million and $4.9 million of expenses incurred in each respective period to support the enterprise video communications product line, included in the Company’s online publishing business. The Company also incurred a higher level of expenses in the current-year periods to support the introduction in the second quarter of its internally developed Signal online publishing solution. The Company also continued to make investments to strengthen its disc publishing business. Partially offsetting the expense growth driven by the online publishing business was the impact of currency fluctuations primarily in the Company’s European operations, which reduced selling, general and administrative expenses in the disc publishing business in the current year’s second quarter and year-to-date periods by $0.2 million and $0.3 million, respectively. Rimage anticipates expenditures for selling, general and administrative activities in the third quarter to increase moderately relative to second quarter 2012 expense levels, primarily due to increased online publishing sales and marketing expenses.

Amortization of Purchased Intangibles. Operating expenses for the three and six months ended June 30, 2012 include $0.3 million and $0.5 million, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu in October 2011. Operating expenses in 2012 are expected to include approximately $1.1 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenues.

Other income, net. The Company recognized net interest income on cash, marketable securities and in the second quarter 2012, notes receivable, of $19,000 and $21,000 for the three and six month periods ended June 30, 2012, respectively, compared to $52,000 and $119,000 for the comparative prior-year periods. The reduction in interest income in the current-year periods was primarily the result of a shift in investments to lower yield securities and the Company’s use of approximately $39 million in cash to acquire Qumu. Other income for the three and six months ended June 30, 2012 also included net losses on foreign currency transactions of $13,000 and $85,000, respectively, compared to net income of $3,000 for the three months ended June 30, 2011 and net losses of $30,000 for the six months ended June 30, 2011.

Income taxes. The provision or benefit for income taxes represents federal, state and foreign income taxes on income. The income tax benefit for the three and six months ended June 30, 2012 amounted to $0.9 million and $2.2 million, respectively, or 24.2% and 32.2% of loss before income taxes for the respective periods. Income tax expense for the three and six months ended June 30, 2011 amounted to $0.7 million and $1.6 million, respectively, or 38.8% and 37.9% of income before taxes for each respective period. The tax benefit for the current-year periods was driven by a projected annualized pre-tax consolidated loss for 2012. The effective tax rate is lower than the comparable prior-year periods due to offsetting tax expense associated with non-deductible expenses.

Net income (loss) / net income (loss) per share. Resulting net loss attributable to Rimage for the three and six months ended June 30, 2012 was $2.8 million and $4.5 million, respectively, compared to net income attributable to Rimage of $1.2 million and $2.7 million, for the same prior-year periods. Related net income (loss) per diluted share was ($0.27) and ($0.44) for the three and six months ended June 30, 2012, respectively, compared to $0.12 and $0.28 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At June 30, 2012, the Company had working capital of $67.9 million, down $10.4 million from working capital reported at December 31, 2011. The decrease was primarily the result of generation of a net loss adjusted for non-cash items during the six months ended June 30, 2012 of $3.9 million, payment of $3.5 million in dividends, purchases of property and equipment of $1.4 million, repurchases of common stock of $0.9 million and issuance of a $0.5 million note receivable. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. Under the program, the Company repurchased 99,616 shares of its common stock during the three and six months ended June 30, 2012. The repurchase program has been funded to date using cash on hand. As of June 30, 2012, the Company had 247,393 shares available for repurchase under the authorizations. On April 24, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.17 per share payable June 15, 2012, to shareholders of record as of May 31, 2012. The Company expects quarterly dividend payments during 2012 of approximately $1.7 million. The Company also intends on utilizing its cash primarily for its continued organic growth and potential future strategic initiatives or alliances.

Net cash used by operating activities totaled $1.4 million for the six months ended June 30, 2012, compared to net cash provided by operations of $6.1 million in the same prior-year period. The $7.5 million decrease in cash provided by operating activities resulted from an $8.4 million unfavorable change in net income (net loss) adjusted for non-cash items, partially offset by a $0.9 million increase in cash provided by changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $4.1 million in accounts receivable, $1.5 million in inventories and $0.7 in other long-term liabilities, partially offset by unfavorable changes of $5.3 million in deferred income. The favorable change in receivables was the result of decreased sales in May and June of 2012 compared to the same periods in 2011. The favorable change in inventories occurred as the Company reduced inventory purchases in the current-year’s second quarter in response to lower product demand. The favorable change in inventories in the current period was also due to the Company’s increased inventory purchases from alternative supply sources in late first quarter and second quarter of 2011 to minimize potential supply disruptions from its Japanese suppliers stemming from the earthquake and tsunami that struck the northeast area of Japan in March 2011. The unfavorable change in deferred income was impacted primarily by a $3.5 million sale of new maintenance contracts to a retail customer in the prior period under a multi-system sales agreement obtained in the second quarter of 2010.

Investing activities used net cash of $15.2 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. The fluctuations in investing activities were primarily the result of $13.3 million in purchases of marketable securities during the six months ended June 30, 2012, compared to $2.1 million of maturities of marketable securities during the comparable prior-year period. Investing activities in the prior-year period also included a $2.0 million equity investment in BriefCam. Purchases of property and equipment during the six months ended June 30, 2012 and 2011 amounted to $1.4 million and $0.6 million, respectively. Capital expenditures in the current-year period consisted primarily of leasehold improvements and office equipment associated with the Company’s facility in San Bruno, California. Capital expenditures in the prior-year period consisted primarily of the first installment payment of $0.4 million for software source code acquired and capitalized by the Company’s Chinese joint venture in late 2010.

Financing activities used net cash of $4.4 million for the six months ended June 30, 2012, compared to net cash used of $0.7 million for the same prior-year period. The current-year period includes $3.5 million of dividend payments compared to $1.0 million in the prior-year period. The current-year period also includes $0.9 million of payments for the repurchase of common stock.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen, Chinese Yuan and Singapore dollar to the U.S. dollar as the financial position and operating results of the Company’s German subsidiary, Rimage Europe GmbH, its Japanese subsidiary, Rimage Japan Co., Ltd., its majority-owned Chinese joint venture, Rimage Information Technology (Shanghai) Co., Ltd. and its Singapore subsidiary, Rimage Holdings (Singapore) Pte., Ltd., are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

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

Information on the Company’s repurchases of its common stock during each month of the second quarter ended June 30, 2012 is as follows:

Monthly Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be purchased Under the Plans or Programs (at end of period)
April 2012	68,307		$9.39	68,307	278,702
May 2012	3,296	(1)	$8.58	—	278,702
June 2012	31,309		$8.26	31,309	247,393

(1) In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 8, 2012	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2012	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)