Form 10-Q
period 2012-09-30
RIMAGE CORP
filed 2012-11-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.

Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock outstanding at October 31, 2012 – 10,035,063 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	September 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$29,206	$70,161
Marketable securities	29,984	—
Receivables, net of allowance for doubtful accounts and sales returns of $254 and $219, respectively	15,944	15,496
Inventories	5,750	6,198
Prepaid income taxes	4,636	1,149
Prepaid expenses and other current assets	2,188	1,902
Deferred income taxes - current	13	3,531
Total current assets	87,721	98,437
Property and equipment, net of accumulated depreciation and amortization of $13,861 and $12,221, respectively	6,222	6,177
Intangible assets, net of amortization of $537 and $705, respectively	10,312	19,238
Goodwill	—	22,218
Deferred income taxes - non-current	—	8,589
Other assets - non-current	3,098	3,001
Total assets	$107,353	$157,660

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$6,022	$5,469
Accrued compensation	5,549	5,231
Other accrued expenses	734	916
Deferred income and customer deposits	10,073	8,492
Other current liabilities	61	48
Total current liabilities	22,439	20,156

Long-term liabilities:
Deferred income - non-current	4,460	4,769
Income taxes payable - non-current	95	96
Other non-current liabilities	695	339
Total long-term liabilities	5,250	5,204
Total liabilities	27,689	25,360

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Rimage stockholders’ equity:
Preferred stock, $.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized 29,750,000 shares, issued and outstanding 10,060,349 and 10,203,734, respectively	101	102
Additional paid-in capital	56,223	54,835
Retained earnings	23,124	76,875
Accumulated other comprehensive income	70	128
Total Rimage stockholders’ equity	79,518	131,940
Noncontrolling interest	146	360
Total stockholders’ equity	79,664	132,300

Total liabilities and stockholders’ equity	$107,353	$157,660

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Product	$16,647	$17,304	$46,227	$53,320
Service	4,302	3,017	12,467	8,651
Total revenues	20,949	20,321	58,694	61,971
Cost of revenues:
Product	8,685	8,217	24,011	26,135
Service	2,126	1,688	6,675	4,757
Total cost of revenues	10,811	9,905	30,686	30,892
Gross profit	10,138	10,416	28,008	31,079

Operating expenses:
Research and development	2,958	1,547	8,957	4,615
Selling, general and administrative	9,077	6,731	27,139	20,180
Goodwill and intangible asset impairment charge	29,548	—	29,548	—
Amortization of purchased intangibles	284	—	795	—
Total operating expenses	41,867	8,278	66,439	24,795
Operating income (loss)	(31,729)	2,138	(38,431)	6,284

Other income (expense):
Interest, net	27	50	48	169
Gain (loss) on currency exchange	23	26	(62)	(4)
Other, net	14	(1)	14	(1)
Total other income, net	64	75	—	164

Income (loss) before income taxes	(31,665)	2,213	(38,431)	6,448
Income tax expense	11,184	774	9,008	2,379
Net income (loss)	(42,849)	1,439	(47,439)	4,069
Net loss attributable to the noncontrolling interest	81	43	216	117
Net income (loss) attributable to Rimage	$(42,768)	$1,482	$(47,223)	$4,186

Net income (loss) per basic share	$(4.23)	$0.16	$(4.64)	$0.44

Net income (loss) per diluted share	$(4.23)	$0.16	$(4.64)	$0.44

Basic weighted average shares outstanding	10,112	9,432	10,168	9,495

Diluted weighted average shares outstanding	10,112	9,450	10,168	9,528

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(42,849)	$1,439	$(47,439)	$4,069
Other comprehensive income:
Net changes in:
Foreign currency translation adjustments	143	(313)	(45)	239
Change in net unrealized gain on marketable securities, net of tax	(4)	(24)	(10)	(74)
Total other comprehensive income (loss)	139	(337)	(55)	165
Total comprehensive income (loss)	(42,710)	1,102	(47,494)	4,234
Net loss attributable to the noncontrolling interest	(81)	(43)	(216)	(117)
Foreign currency translation adjustments attributable to the noncontrolling interest	—	5	2	15
Comprehensive loss attributable to the noncontrolling interest	(81)	(38)	(214)	(102)
Comprehensive income (loss) attributable to Rimage	$(42,629)	$1,140	$(47,280)	$4,336

See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(47,439)	$4,069
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible assets impairment charge	29,548	—
Depreciation and amortization	3,397	1,877
Deferred income tax expense (benefit)	9,039	(1,688)
Loss on disposal of property and equipment	46	28
Stock-based compensation	1,630	1,431
Excess tax benefits from stock-based compensation	—	(13)
Changes in operating assets and liabilities:
Receivables	(298)	273
Inventories	429	(1,053)
Prepaid income taxes / income taxes payable	(311)	1,263
Prepaid expenses and other current assets	(384)	(525)
Trade accounts payable	545	(1,314)
Accrued compensation	341	(221)
Other accrued expenses and other current liabilities	(171)	1
Deferred income and customer deposits	1,283	3,888
Other long-term liabilities	669	—

Net cash provided by (used in) operating activities	(1,676)	8,016

Cash flows from investing activities:
Purchase of cost method investment	—	(2,000)
Purchases of marketable securities	(39,502)	—
Sales and maturities of marketable securities	9,500	2,100
Issuances of notes receivable	(500)	(500)
Purchases of property and equipment	(2,187)	(738)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(32,687)	(1,138)

Cash flows from financing activities:
Repurchases of common stock	(1,350)	(4,161)
Common stock repurchases to settle employee withholding liability	(28)	—
Payments of dividends	(5,180)	(2,845)
Principal payments on capital lease obligations	(15)	(15)
Excess tax benefits from stock-based compensation	—	13
Proceeds from employee stock plans	—	215

Net cash used in financing activities	(6,573)	(6,793)

Effect of exchange rate changes on cash	(19)	127

Net increase (decrease) in cash and cash equivalents	(40,955)	212

Cash and cash equivalents, beginning of period	70,161	107,982

Cash and cash equivalents, end of period	$29,206	$108,194

Supplemental disclosures of net cash paid during the period for:
Income taxes	$256	$2,936

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

After inclusion of working capital and other adjustments required under the Merger Agreement, the aggregate purchase price totaled approximately $53 million, consisting of a net cash outlay of approximately $39 million and approximately 1,000,000 shares of Rimage’s common stock. For the purposes of calculating the number of shares of common stock issuable in the merger, the parties agreed upon a value of $13.1865 per share. Pursuant to the terms of a lock-up agreement, the shares issued in the merger were restricted from transfer, subject to certain exceptions. The restrictions lapsed for one-third of the shares at each of 180 days, 270 days and 365 days following the effective date of the merger. Following the acquisition, Qumu’s liabilities consisted of trade payables, accrued operating expenses and deferred income related primarily to active software maintenance contracts. Of the cash amounts payable in the merger, $5.2 million was subject to escrow for a one-year period to secure a possible working capital adjustment and the indemnification obligations to Rimage. The escrow period lapsed as of October 10, 2012, with no required working capital adjustments or indemnification claims. As such, the full escrow balance was released to the selling shareholders of Qumu and other entitled parties. The acquisition was funded through the use of cash held by Rimage at the acquisition date and Rimage common stock.

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

The following table summarizes the purchase accounting allocation of the total purchase price to Qumu’s net tangible and intangible assets, with the residual allocated to goodwill (in thousands).

Aggregate purchase price	$51,275
Less: discount applied to Rimage stock for trade restrictions	(1,955)
Net transaction consideration	$49,320

Current assets	$5,213
Property and equipment	390
Intangible assets	18,900
Goodwill	22,218
Net deferred tax assets	7,229
Current liabilities	(4,630)
Total net assets acquired	$49,320

The aggregate purchase price for purchase accounting of $51,275,000 reflects the cash consideration plus the valuation of issued Rimage stock at the closing price per share of $11.50 on the date of the acquisition. The purchase price allocation was finalized during the three months ended September 30, 2012 with no further changes required relative to the original allocation. See Note 7, “Goodwill and Intangible Assets,” for a roll forward of the carrying value of goodwill and intangible assets and a discussion of goodwill and intangible asset impairments recorded during the three months ended September 30, 2012.

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

The Company is amortizing the acquired intangible assets on a straight-line basis over their expected economic lives. Amortization expense related to the intangibles is reflected in cost of revenues ($0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively) and operating expenses – amortization of purchased intangibles ($0.3 million and $0.8 million for the three and nine months ended September 30, 2012, respectively) in the consolidated statements of operations. The Company established deferred tax assets amounting to approximately $14.2 million for the future benefit of utilization of acquired net operating losses and other tax credits, as well as the impact of cumulative temporary book to tax differences on Qumu’s opening balance sheet. A deferred tax liability was established for approximately $7.0 million, for the estimated future impact of the difference in the book vs. tax basis of the purchased intangible assets. During the three months ended September 30, 2012, the Company established a valuation allowance on its U.S. deferred tax assets. See Note 4, “Income Taxes,” for additional information.

Qumu operating results are included in the Company’s condensed consolidated statements of operations in the Company’s online publishing segment from the date of acquisition. The following table contains unaudited pro forma results for the three and nine months ended September 30, 2012 and 2011, as if the Qumu acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Three Months Ended September 30,			Nine Months Ended Septmeber 30,
	2012	2011		2012	2011
	Reported	Reported	Pro Forma (unaudited)	Reported	Reported	Pro Forma (unaudited)

Net sales	$20,949	$20,321	$24,077	$58,694	$61,971	$72,202
Net income (loss) attributable to Rimage	(42,768)	1,482	180	(47,223)	4,186	1,399
Net earnings per share:
Basic	(4.23)	0.16	0.02	(4.64)	0.44	0.13
Diluted	(4.23)	0.16	0.02	(4.64)	0.44	0.13

The above pro forma financial information is based on the historical financial results of Rimage and Qumu after giving effect to the acquisition and certain pro forma adjustments, summarized below.

Pro forma adjustments for the three and nine months ended September 30, 2011 relate primarily to 1) amortization of identified intangible assets ($0.5 million and $1.5 million, respectively), 2) elimination of Qumu’s interest expense and bank fees associated with debt that was retired with acquisition proceeds ($0.3 million and $0.8 million, respectively), and certain other adjustments together with related income tax effects ($0.7 million and $1.6 million, respectively).

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

The Company granted 3,000 and 72,740 stock option awards during the three and nine months ended September 30, 2012, respectively, and granted 1,485 and 104,265 stock options during the three and nine months ended September 30, 2011, respectively. The Company granted 2,800 and 66,924 restricted stock awards and restricted stock units during the three and nine months ended September 30, 2012, respectively, compared to 1,386 and 92,904 during the three and nine months ended September 30, 2011, respectively.

The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock-based compensation cost charged against income, before income tax benefit
Stock options	$310	$323	$1,068	$1,057
Resticted stock and restricted stock units	181	141	562	374
	$491	$464	$1,630	$1,431

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation cost included in:
Cost of revenues	$31	$29	$103	$91
Operating expenses	460	435	1,527	1,340
	$491	$464	$1,630	$1,431

(4)	Income Taxes

During the three months ended September 30, 2012, the Company recorded a non-cash charge of $11.2 million primarily associated with the establishment of a valuation allowance on its U.S. deferred tax assets. ASC 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook. Under that standard, the Company’s three-year cumulative loss, inclusive of impairment charges in the current period, was a significant negative factor. This loss, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on its projections of any future taxable income in determining whether a valuation allowance is appropriate. Accordingly, the Company concluded that a valuation allowance should be established. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance. In addition, until such time that the Company determines it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, income tax benefits associated with future period losses will be fully reversed.

As of September 30, 2012 and December 31, 2011, the Company’s liability for gross unrecognized tax benefits totaled $1,145,000 and $977,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $15,000 and $17,000 on a gross basis at September 30, 2012 and December 31, 2011, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(5)	Marketable Securities

Marketable securities consisted of the following (in thousands):

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$15,000	$—	$(5)	$14,995
Treasury bills	14,993		(4)	14,989
	$29,993	$—	$(9)	$29,984

Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of September 30, 2012, have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 9, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(6)	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods and demonstration equipment	$2,450	$2,644
Purchased parts and subassemblies	3,300	3,554
	$5,750	$6,198

(7)	Goodwill and Intangible Assets

On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill and $18.9 million of intangible assets attributable to the Company’s online publishing segment. Goodwill is tested for impairment annually, during the fourth quarter of each year, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company reviews the carrying amount of its long-lived assets, including acquired intangible assets, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable.

As of September 30, 2012, the Company concluded that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company’s stock price during the third quarter resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth to-date for its online publishing segment. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its online publishing segment. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company’s condensed consolidated statements of operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the online publishing reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangible assets requires management judgment for many of the assumptions including future revenue growth rates, taking into consideration market conditions, as well as terminal values and discount rates. The Company used a discount rate that is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

Changes in the Company’s goodwill and intangible assets consisted of the following (in thousands):

	December 31, 2011	Additions	Impairments	Other Net Adjustments	September 30, 2012
Goodwill	$22,218	$—	$(22,218)	$—	$—

	December 31, 2011	Additions/ Amortization	Impairments	Other Net Adjustments	September 30, 2012
Intangible Assets:
Customer relationships	$8,090	$—	$(5,108)	$—	$2,982
Develped technology	6,050	—	(2,693)	—	3,357
In-process research and development	1,310	—	—	—	1,310
Trademarks / trade names	3,420	—	(1,298)	—	2,122
Favorable lease	30	—	—	—	30
Software related to joint venture entity	1,043	—	—	5	1,048
	19,943	—	(9,099)	5	10,849
Less accumulated amortization	(705)	(1,600)	1,769	(1)	(537)
Total intangible assets, net	$19,238	$(1,600)	$(7,330)	$4	$10,312

During the three months ended September 30, 2012, the Company recorded a $7.3 million intangible asset impairment charge, net of accumulated amortization, consisting of $4.4 million for customer relationships, $1.8 million for developed technology and $1.1 million for trademarks/trade names. The intangible asset impairment charge is included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company’s condensed consolidated statements of operations. Amortization expense associated with the developed technology intangible asset and software related to joint venture entity included in cost of product revenues was $269,000 and $805,000 for the three and nine months ended September 30, 2012, respectively, compared to $50,000 and $150,000 for the three and nine months ended September 30, 2011, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles,” was $284,000 and $795,000 for the three and nine months ended September 30, 2012, respectively.

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

As of September 30, 2012, the Company had seven outstanding foreign exchange contracts with a notional amount totaling approximately $0.7 million. These contracts mature during 2012 and bear exchange rates ranging from 1.20910 and 1.3072 U.S. Dollars per Euro. As of September 30, 2012, the fair value of foreign exchange contracts resulted in a net loss position of approximately $20,000 which is recorded in other current liabilities.

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

Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated statements of operations are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location	2012	2011	2012	2011

Foreign exchange contracts	Gain (loss) on currency exchange	$(23)	$7	$(113)	$(7)

The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.

The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s condensed consolidated balance sheets are as follows as of September 30, 2012 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	September 30, 2012	Location	September 30, 2012

Foreign exchange contracts	Other current assets	$—	Other current liabilities	$20

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities:
Certificates of deposit	$14,995	$14,995	$—	$—
Treasury bills	14,989	14,989	—	—
Total assets	$29,984	$29,984	$—	$—
Liabilities
Foreign currency forward exchange contracts	$(20)	$—	$(20)	$—
Total liabilities	$(20)	$—	$(20)	$—

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

Assets and liabilities that are measured at fair value on a non-recurring basis

During the three months ended September 30, 2012, the Company measured non-financial long-lived assets and liabilities at fair value in conjunction with the goodwill and intangible assets impairment. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the online publishing reporting unit and associated amount of impairment charges. The inputs used in the impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine the fair value. See Note 7, “Goodwill and Intangible Assets,” for a discussion and fair value measurements related to the non-recurring fair value measurements.

(10)	Common Stock Repurchases and Dividends

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The Company repurchased 65,176 and 164,792 shares of its common stock during the three and nine months ended September 30, 2012, respectively. The Company repurchased 292,079 shares during the three and nine months ended September 30, 2011. The repurchase program has been funded to date using cash on hand. As of September 30, 2012, the Company had 182,217 shares available for repurchase under the authorizations.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. The Company purchased 113 shares and 3,296 shares to satisfy employee withholding liabilities during the three and nine months ended September 30, 2012.

The Company declared and paid dividends of $1.7 million and $5.2 million during the three and nine months ended September 30, 2012, respectively. The Company paid dividends of $1.9 million and $2.8 million during the three and nine months ended September 30, 2011, respectively.

(11)	Computation of Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share is determined by dividing net income (loss) by the basic weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,737,000 and 1,757,000 for the three and nine months ended September 30, 2012, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. Stock options to acquire weighted average common shares of 1,226,000 and 1,155,000 for the three and nine months ended September 30, 2011, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. The following table identifies the components of net income (loss) per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares outstanding at end of period	10,060	9,300	10,060	9,300

Basic weighted average shares outstanding	10,112	9,432	10,168	9,495

Dilutive effect of stock options/restricted stock units	—	18	—	33
Total diluted weighted average shares outstanding	10,112	9,450	10,168	9,528

Net income (loss) attributable to Rimage	$(42,768)	$1,482	$(47,223)	$4,186

Basic net income (loss) per common share	$(4.23)	$0.16	$(4.64)	$0.44

Diluted net income (loss) per common share	$(4.23)	$0.16	$(4.64)	$0.44

(12)	Contingencies

On August 26, 2011, the Company brought a declaratory judgment action against Innovative Automation, LLC, seeking a declaration that the Company does not infringe a patent purportedly owned by Innovative Automation (“asserted patent”) and that the asserted patent is invalid. The asserted patent pertains to methods and a system for providing automated digital data duplication. On August 30, 2011, Innovative Automation filed a lawsuit in Texas against the Company, some of the Company’s customers, and other defendants, alleging infringement of the asserted patent. On February 6, 2012, a Petition for Reexamination was filed with the United States Patent and Trademark Office, seeking to invalidate each claim of the asserted patent. The Company’s request for reexamination of the asserted patent was granted in early March 2012. On September 25, 2012, the Company entered into a settlement with Innovative Automation in which the parties agreed to dismiss all claims and counterclaims associated with this matter in exchange for, among other things, the Company’s agreement to pay Innovative Automation $375,000 on behalf of itself and the other Rimage customer defendants. The Company recognized expense for the full amount of the settlement during the third quarter of 2012, included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(13)	Investment in Software Company

At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. On April 18, 2012, the Company issued a $500,000 convertible note receivable to BriefCam. The $500,000 convertible note receivable bears annual interest at 10% and is either convertible into BriefCam’s preferred stock or may be repaid upon demand depending on the occurrence of certain future financing or other events. The $500,000 convertible note receivable brings Rimage’s total investment in BriefCam to $2.8 million as of September 30, 2012.

Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam’s business and low volume of BriefCam’s equity transactions. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment and note receivable, which amounted to $2.8 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively, and is included in other noncurrent assets in the condensed consolidated balance sheets.

(14)	Software Development Costs for Signal Online Publishing Solution

The Company continued the development of Signal, its online publishing solution, into the third quarter of 2012. Signal is deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company accounted for the associated development costs under the guidance of ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.” This standard provides that research and development costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and should be charged to expense when incurred. All Signal development expenses incurred during the three and nine months ended September 30, 2012 and 2011 were expensed to research and development in the accompanying condensed consolidated statements of operations.

(15)	Qumu Facility Lease

On January 25, 2012, the Company entered into an amendment to the Qumu facility lease. Under the original lease, the Company leased approximately 11,600 square feet in San Bruno, California, with a term expiring effective June 30, 2012. Under the amendment, the Company agreed to relocate from the existing premises to approximately 13,900 square feet within the same facility effective April 1, 2012 and expiring in June 2018. The amendment allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $926,000, were capitalized in property and equipment as of September 30, 2012 and will be depreciated over the term of the lease. As an incentive to enter into the amendment, the lessor provided the Company a one-time tenant improvement allowance of $675,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance is included in other accrued expenses and other non-current liabilities and will be amortized as a reduction of rent expense over the term of the lease.

(16)	Segments

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

Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Online Publishing		Total
Three months ended September 30, 2012
Revenues	$18,189	$2,760		$20,949
Operating income (loss)	1,742	(33,471	)(1)	(31,729)
Three months ended September 30, 2011
Revenues	$20,321	$—		$20,321
Operating income (loss)	2,802	(664	)(2)	2,138
Nine months ended September 30, 2012
Revenues	$53,176	$5,518		$58,694
Operating income (loss)	3,815	(42,246	)(1)	(38,431)
Nine months ended September 30, 2011
Revenues	$61,971	$—		$61,971
Operating income (loss)	8,144	(1,860	)(2)	6,284

(1)

Operating loss for the online publishing segment for the three and nine months ended September 30, 2012 includes amortization expense of $0.5 million and $1.4 million for amortization of intangible assets established as part of the Qumu acquisition. Operating loss also includes recognized asset impairment charges consisting of $22.2 million of goodwill and $7.3 million of other intangible assets. See Note 7, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

(2)

Operating loss for the online publishing segment for the three and nine months ended September 30, 2011 consists of expenses incurred to develop and support the Company’s Signal online publishing solution.

Note: The Company’s contracted commitment backlog for the online publishing segment aggregated $8.4 million as of September 30, 2012. Associated revenues will be recognized over the next several quarters.

(17)	Recently Issued Accounting Standards

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

In September 2011, the FASB issued ASU No 2010-28, “Intangibles – Goodwill and Other – that introduces the use of qualitative factors when considering the need to perform a step 1 goodwill impairment test. If the Company concludes that qualitative factors indicate that it is more likely than not that the fair value exceeds the carrying value, then they do not need to perform a step 1 goodwill impairment test. This update to ASC 350 is effective for the first quarter of 2012 and its adoption did not have a material impact on the Company’s consolidated financial statements.

(18)	Subsequent Events

On October 26, 2012, the Company’s Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company’s common stock under the Company’s stock repurchase program. With the 182,217 shares that remain under the previous authorization by the Board, there were 2,182,217 shares authorized for repurchase at October 26, 2012. Under the stock repurchase program, shares can be purchased at prevailing market prices in private transactions or in open market transactions including block trades. Repurchases are subject to market conditions, share price, trading volume and other factors. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.

The Company’s Board of Directors did not approve a fourth quarter 2012 dividend payment as Company management intends to focus its capital distribution efforts on the common stock repurchase plan described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Revenues	100.0	100.0	(3.1)	100.0	100.0	(5.3)
Cost of revenues	(51.6)	(48.7)	9.1	(52.3)	(49.8)	(0.7)
Gross profit	48.4	51.3	(2.7)	47.7	50.2	(9.9)
Operating expenses:
Research and development	(14.1)	(7.6)	91.2	(15.3)	(7.4)	94.1
Selling, general and administrative	(43.4)	(33.2)	34.9	(46.2)	(32.2)	34.5
Goodwill and intangible assets impairment charge	(141.0)	—	—	(50.3)	—	—
Amortization of intangibles	(1.4)	—	—	(1.4)	—	—
Operating income (loss)	(151.5)	10.5	(1,584.1)	(65.5)	10.1	(711.6)
Other income, net	0.3	0.4	(14.7)	—	0.3	(100.0)
Income (loss) before income taxes	(151.2)	10.9	(1,530.9)	(65.5)	10.4	(696.0)
Income tax expense	(53.4)	(3.8)	(1,392.6)	(15.4)	(3.8)	(612.0)
Net income (loss)	(204.6)	7.1	(1,605.2)	(80.9)	6.6	(745.1)
Noncontrolling interest	0.4	0.2	88.4	0.4	0.2	84.6
Net income (loss) attributable to Rimage	(204.2)	7.3	(1,556.1)	(80.5)	6.8	(721.9)

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

The Company introduced its Signal online publishing solution in the second quarter of 2012, and generated initial revenues in the third quarter of 2012. Signal is designed to help companies push content directly to the personal computers, tablets and smart phones of their employees, partners, suppliers and customers while applying security and usage policies that effectively manage its distribution, even when it is resident on subscribers’ devices and disconnected from the internet. The initial sales focus will be on helping customers deliver pre-release content for media and entertainment and on securing business content to tablets for corporations.

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

Through the acquisition of Qumu, the Company’s enterprise video communications solutions, included in the online publishing business, are deployed primarily through the sale of software licenses and software on a server appliance. Software maintenance contracts and professional services are also sold with these solutions. The recently introduced Signal solution, also included in the online publishing business, generated its first revenues in the third quarter of 2012. Signal is deployed through a cloud-based SaaS platform as well as the sale of software licenses and software on a server appliance, depending on customer preference. The Company’s disc publishing business earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying consolidated statements of operations include the Company’s sale of equipment and appliances, consumables, parts and software licenses. Service revenues on the consolidated statements of operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations

Revenues.

The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended September 30,				Inc (Dec) Between Periods		Nine Months Ended September 30,				Inc (Dec) Between Periods

	2012		2011				2012		2011
	$	%	$	%	$	%	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$4,529	22%	$4,603	23%	$(74)	-2%	$9,692	17%	$11,603	19%	$(1,911)	-16%
Professional	1,815	9%	2,713	13%	(898)	-33%	7,542	13%	9,038	15%	(1,496)	-17%
Desktop	507	2%	727	4%	(220)	-30%	1,499	3%	2,061	3%	(562)	-27%
Total disc publishing equipment	6,851	33%	8,043	40%	(1,192)	-15%	18,733	32%	22,702	37%	(3,969)	-17%
Recurring:
Consumables and parts	8,509	41%	9,261	46%	(752)	-8%	25,597	44%	30,618	49%	(5,021)	-16%
Service	2,829	14%	3,017	15%	(188)	-6%	8,846	15%	8,651	14%	195	2%
Total recurring	11,338	54%	12,278	60%	(940)	-8%	34,443	59%	39,269	63%	(4,826)	-12%
Total disc publishing	18,189	87%	20,321	100%	(2,132)	-10%	53,176	91%	61,971	100%	(8,795)	-14%
Online publishing
Software licenses and appliances	1,287	6%	—	—	1,287	—	1,897	3%	—	—	1,897	—
Service	1,473	7%	—	—	1,473	—	3,621	6%	—	—	3,621	—
Total online publishing	2,760	13%	—	—	2,760	—	5,518	9%	—	—	5,518	—
Total	$20,949	100%	$20,321	100%	$628	3%	$58,694	100%	$61,971	100%	$(3,277)	-5%

Total revenues increased 3% and decreased 5% for the three and nine months ended September 30, 2012, respectively, to $20.9 million and $58.7 million, respectively, from $20.3 million and $62.0 million in the same prior-year periods. The increase in total revenues in the third quarter of 2012 occurred as a result of $2.8 million in revenues generated by the enterprise video communications product line, included in the online publishing business, partially offset by a $2.1 million reduction in disc publishing revenue. The revenue decline in the year-to-date periods reflects an $8.8 million reduction in disc publishing revenues, partially offset by $5.5 million in revenues generated by the enterprise video communications product line. Consolidated product revenues decreased $0.7 million and $7.1 million for the three and nine months ended September 30, 2012 respectively, compared to the prior year comparative periods, while consolidated service revenues increased $1.3 million and $3.8 million for the same respective periods. International sales, inclusive of the impact of currency changes, decreased 4% and 10% during the three and nine months ended September 30, 2012, and comprised 32% and 35% of total revenues for the three and nine months ended September 30, 2012, respectively, compared to 34% and 37% of total revenues for the three and nine months ended September 30, 2011, respectively. In the aggregate, currency fluctuations decreased consolidated revenues for the three and nine months ended September 30, 2012 by $0.7 million, or 3%, and $1.4 million, or 2%, for each respective period.

The $2.1 million and $8.8 million reduction in disc publishing revenues for the respective three and nine months ended September 30, 2012 compared to the same periods in 2011 was driven by declines in equipment sales in Europe and the U.S. combined with a decline in consumable sales primarily in the Company’s U.S. market. The decline in equipment sales was primarily due to lower sales to European channel partners as sales in the Company’s European markets were negatively impacted by continued economic challenges, increased competition and the negative impact of foreign currency fluctuations. Additionally, equipment sales in the U.S. were negatively impacted by a significant sale to the government sector in last year’s third quarter that did not reoccur in the current period, as well as reduced sales in the Company’s U.S. retail market, where sales can fluctuate significantly between periods. The decline in U.S. consumable sales in the current-year periods was primarily due to decreased usage of consumable products by the Company’s retail customers and other segments of the Company’s customer base.

Online publishing revenues totaled $2.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively. Sales of software licenses and appliances increased in this year’s third quarter to 47% of online publishing sales, compared to 34% for the year-to-date period. Remaining revenues for each period were generated from services, including software maintenance contracts, subscription licenses and professional services. The Company introduced its Signal online publishing solution in the second quarter of 2012 and generated initial revenues during the third quarter of 2012. During the second quarter of 2012, the Company announced that Qumu had partnered with one of its key managed service providers to close a multi-year, multi-million dollar contract with a Fortune 50 corporation. The Company will recognize revenue related to this transaction over the term of the agreement and began recognizing revenue in the third quarter of 2012. The Company’s contracted commitment backlog for Qumu’s enterprise video communications solution aggregated $8.4 million as of September 30, 2012. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.

Future consolidated revenues will be dependent upon many factors, including the rate of growth of Qumu’s enterprise video communications product line, whether Qumu structures its license arrangements with customers as term or perpetual licenses, which impacts the timing of revenue recognition, the Company’s ability to successfully commercialize its Signal online publishing solution, introduced in the second quarter of 2012, the success of the Company’s deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of other new solutions-based products introduced by the Company. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company’s products in its targeted markets, the performance of the Company’s channel partners, the timing of customer orders and related product deliveries, the Company’s ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross profit. Gross profit as a percentage of total revenues was 48.4% and 47.7% for the three and nine months ended September 30, 2012, respectively, compared to 51.3% and 50.2% for the respective periods in 2011, which was comprised only of disc publishing revenues. The disc publishing business generated aggregate gross margins of 48.4% and 48.3% for the three and nine months ended September 30, 2012, respectively, and the online publishing product line generated margins of 48.0% and 42.2% for each respective period. The online publishing margins are inclusive of the impact of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition. Amortization expense related to the developed technology intangible asset of $0.2 million and $0.4 million had an 8% unfavorable impact on online publishing gross margins for both the three and nine month periods ended September 30, 2012. An impairment charge of $1.8 million related to developed technology is included within operating expenses in a separate line item, “Goodwill and intangible asset impairment charge.” Gross profit will be favorably impacted over the remaining life of the technology intangible asset by approximately $0.1 million per quarter due to reduced amortization related to this impairment.

The three and nine month period declines in consolidated gross profit as a percentage of total revenues were primarily impacted by a lower volume of equipment sales in the disc publishing business, which typically generate higher margins than other disc publishing products. Further, a reduced volume of Producer equipment sales in the second quarter led to lower production levels in that quarter and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues for the nine months ended September 30, 2012. Also contributing to the decline in consolidated gross margin for the nine months ended September 30, 2012 were lower gross margins generated by the enterprise video communications product line. Inclusive of the impact of amortization expense, the online publishing business contributed 0.6 percentage points to the decline in gross profit as a percentage of total revenues for the current year-to-date period. In addition to the impact of amortization expense, online publishing margins for the current year-to-date period were unfavorably impacted by a low volume and concentration of higher margin software license revenues. Partially offsetting the unfavorable impact in the current year-to-date period of a reduced volume of equipment sales in the disc publishing product line was the impact of the Company incurring higher media prices and air freight costs in the first half of 2011 to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 2011 earthquake and tsunami in Japan.

Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the integration and growth of Qumu’s enterprise video communications online publishing product line, which has historically generated higher gross margins than the Company’s disc publishing business. This benefit will be partially offset in future years from the inclusion of amortization expense associated with intangibles acquired as a result of the Qumu acquisition, expected to approximate $0.8 million in 2012.

Operating expenses. Total operating expenses amounted to $41.9 million and $66.4 million for the three and nine months ended September 30, 2012, respectively, compared to $8.3 million and $24.8 million in the respective prior-year periods. The $33.6 million and $41.6 million rise in total operating expenses between the third quarter and year-to-date periods, respectively, occurred primarily as a result of $29.5 million of non-cash charges incurred for the impairment of goodwill and intangible assets associated with the online publishing business and operating expenses incurred to support the Company’s online publishing business, including $4.4 million and $12.4 million of expenses to support Qumu’s enterprise video communications product line in each respective period.

Research and development expenses totaled $3.0 million and $9.0 million for the three and nine months ended September 30, 2012, respectively, representing 14% and 15% of revenues, respectively. Research and development expenses totaled $1.5 million and $4.6 million for the comparative three and nine months ended September 30, 2011, representing 8% and 7% of revenues, respectively. The $1.5 million third quarter and $4.4 million year-to-date increases from 2011 reflect the inclusion of $1.3 million and $3.8 million, respectively, of research and development expenses generated by Qumu to support the enterprise video communications product line, included in the Company’s online publishing business. The remaining increases over prior-year periods are primarily driven by costs to support the development of the Signal online publishing solution. The Company also continues to incur development expenses to enhance its disc publishing products. Rimage anticipates expenditures in research and development in the fourth quarter 2012 will be comparable to that of the third quarter.

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 totaled $9.1 million and $27.1 million, or 43% and 46% of revenues, respectively, compared to expenses in the same prior-year periods of $6.7 million and $20.2 million, or 33% of revenues for each respective period. The $2.4 million and $6.9 million increase in expenses in the respective current-year periods primarily reflects the impact of $2.9 million and $7.8 million of expenses incurred in each respective period to support the enterprise video communications product line, included in the Company’s online publishing business. The Company also incurred a higher level of expenses in the current-year periods to support the introduction in the second quarter of its internally developed Signal online publishing solution. Additionally, the Company incurred a charge of approximately $0.4 million in the third quarter for the settlement of a pending patent infringement lawsuit associated with its disc publishing products. Partially offsetting this charge and the expense growth driven by the online publishing business was the impact of currency fluctuations primarily in the Company’s European operations, which reduced selling, general and administrative expenses in the disc publishing business in the current year’s third quarter and year-to-date periods by $0.2 million and $0.5 million, respectively. Rimage anticipates expenditures for selling, general and administrative activities in the fourth quarter will be comparable to that of the third quarter 2012, primarily due to increased sales and marketing expenses, partially offset by lower legal related expenses.

During the three and nine months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its online publishing segment. The Company concluded that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company’s stock price during the third quarter resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth to-date for its online publishing segment. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company’s condensed consolidated statements of operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the online publishing reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangibles requires management judgment for many of the inputs.

Amortization of Purchased Intangibles. Operating expenses for the three and nine months ended September 30, 2012 include $0.3 million and $0.8 million, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu in October 2011. Operating expenses in 2012 are expected to include approximately $1.0 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenues. Operating expenses will be favorably impacted over the remaining life of the intangible assets by approximately $0.1 million per quarter due to reduced amortization related to the impairment described above.

Other income, net. The Company recognized net interest income on cash, marketable securities and notes receivable, of $27,000 and $48,000 for the three and nine month periods ended September 30, 2012, respectively, compared to $50,000 and $169,000 for the comparative prior-year periods. The reduction in interest income in the current-year periods was primarily the result of the Company’s use of approximately $39 million in cash to acquire Qumu and a slight reduction in average effective yields on the Company’s cash equivalents and marketable securities. Other income for the three and nine months ended September 30, 2012 also included net income on foreign currency transactions of $23,000 and a net loss of $62,000, respectively, compared to net income of $26,000 and net loss of $4,000 for the three months and nine months ended September 30, 2011, respectively.

Income taxes. The provision or benefit for income taxes represents federal, state and foreign income taxes on income. Income tax expense for the three and nine months ended September 30, 2012 amounted to $11.2 million and $9.0 million, respectively, or (35.3%) and (23.4%) of loss before income taxes, respectively. The effective tax rate in the current-year periods includes the impact of a discrete charge for the establishment in the third quarter of a valuation allowance against the Company’s U.S. deferred tax assets. The Company established a valuation allowance as a result of the generation of accumulated pre-tax losses over a three-year period, inclusive of impairment charges in the current period, and a determination that it was not “more likely than not” that the Company would realize all deductible temporary differences and loss and credit carryforwards in the near-term future. Income tax expense for the three and nine months ended September 30, 2011 amounted to $0.8 million and $2.3 million, respectively, or 35.0% and 36.9% of income before taxes for each respective period.

Net income (loss) / net income (loss) per share. Resulting net loss attributable to Rimage for the three and nine months ended September 30, 2012 was $42.8 million and $47.2 million, respectively, compared to net income attributable to Rimage of $1.5 million and $4.2 million, for the respective prior-year periods. Related net income (loss) per diluted share was $(4.23) and $(4.64) for the three and nine months ended September 30, 2012, respectively, compared to $0.16 and $0.44 per diluted share for the respective prior-year periods.

Liquidity and Capital Resources

The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At September 30, 2012, the Company had working capital of $65.3 million, down $13.0 million from working capital reported at December 31, 2011. The decrease was primarily the result of generation of a net loss adjusted for non-cash items during the nine months ended September 30, 2012 of $5.7 million, payment of $5.2 million in dividends, purchases of property and equipment of $2.2 million, repurchases of common stock of $1.4 million and issuance of a $0.5 million note receivable, partially offset by $2.1 million of favorable changes in operating assets and liabilities. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in private transactions or in open market transactions including block trades, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. Under the program, the Company repurchased 65,176 and 164,792 shares of its common stock during the three and nine months ended September 30, 2012, respectively. The repurchase program has been funded to date using cash on hand. As of September 30, 2012, the Company had 182,217 shares available for repurchase under the authorizations.

On October 26, 2012, the Company’s Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company’s common stock under the Company’s stock repurchase program. With the 182,217 shares that remain under the previous authorization by the Board, there were 2,182,217 shares authorized for repurchase at October 26, 2012. Repurchases associated with the additional authorization are subject to the same terms and conditions as the original authorization. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.

On July 24, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.17 per share payable September 14, 2012, to shareholders of record as of August 31, 2012. On October 26, 2012, the Company’s Board of Directors approved the termination of the Company’s quarterly dividend payment to focus its capital distribution efforts on the common stock repurchase plan described previously.

Net cash used by operating activities totaled $1.7 million for the nine months ended September 30, 2012, compared to net cash provided by operations of $8.0 million in the same prior-year period. The $9.7 million decrease in cash provided by operating activities resulted from a $9.5 million increase in net loss adjusted for non-cash and non-operating items and by a $0.2 million additional decrease in cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were unfavorable changes of $0.6 million in receivables and $2.6 million in deferred income, partially offset by favorable changes of $1.5 million in inventories and $1.9 million in trade accounts payable. The unfavorable change in deferred income compared to the prior-year period resulted from a smaller increase in the current period stemming primarily from a $3.5 million sale of new maintenance contracts to a retail customer in the prior year under a multi-system sales agreement, followed by a significant volume of retail contract renewals, partially offset by an increase in maintenance contract attachments for the Company’s disc publishing systems and an increase in software related revenue deferrals for the Company’s online publishing business. The favorable change in inventories compared to the prior-year period occurred as the Company reduced inventory purchases in the current-year in response to lower product demand as well as the prior year being impacted by the Company’s increased inventory purchases to mitigate potential supply disruptions from its Japanese suppliers after the earthquake and tsunami in Japan in March 2011. The favorable change in trade accounts payable compared to the prior-year period relates to the settlement of obligations near the end of the third quarter for which the associated payments were made subsequent to September 30, 2012.

Investing activities used net cash of $32.7 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The fluctuations in investing activities were primarily $30.0 million in purchases of marketable securities, net of related maturities, during the nine months ended September 30, 2012, compared to $2.1 million of maturities of marketable securities during the comparable prior-year period. The Company invests in highly liquid marketable securities with maturities ranging from three to 12 months. Investing activities in the prior-year period also included a $2.0 million equity investment in BriefCam. Purchases of property and equipment during the nine months ended September 30, 2012 and 2011 amounted to $2.2 million and $0.7 million, respectively. Capital expenditures in the current-year period consisted primarily of leasehold improvements and office equipment associated with the Company’s facility in San Bruno, California and the second installment payment of $0.3 million for software source code acquired and capitalized by the Company’s Chinese joint venture in late 2010. Capital expenditures in the prior-year period consisted primarily of the first installment payment of $0.4 million for the software source code acquired by the Company’s Chinese joint venture.

Financing activities used net cash of $6.6 million for the nine months ended September 30, 2012, compared to net cash used of $6.8 million for the same prior-year period. The current-year period includes $5.2 million of dividend payments compared to $2.8 million in the prior-year period. The current-year period also includes $1.4 million of payments for the repurchase of common stock compared to $4.2 million in the prior-year period.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2012.

In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of September 30, 2012. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the third quarter ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 26, 2011, the Company brought a declaratory judgment action against Innovative Automation, LLC, seeking a declaration that the Company does not infringe a patent purportedly owned by Innovative Automation (“asserted patent”) and that the asserted patent is invalid. The asserted patent pertains to methods and a system for providing automated digital data duplication. On August 30, 2011, Innovative Automation filed a lawsuit in Texas against the Company, some of the Company’s customers, and other defendants, alleging infringement of the asserted patent. On February 6, 2012, a Petition for Reexamination was filed with the United States Patent and Trademark Office, seeking to invalidate each claim of the asserted patent. The Company’s request for reexamination of the asserted patent was granted in early March 2012. On September 25, 2012, the Company entered into a settlement with Innovative Automation in which the parties agreed to dismiss all claims and counterclaims associated with this matter in exchange for the Company’s agreement to pay Innovative Automation $375,000 on behalf of itself and the other defendants. The Company recognized expense for the full amount of the settlement during the third quarter of 2012, included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Information on the Company’s repurchases of its common stock during each month of the third quarter ended September 30, 2012 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be purchased Under the Plans or Programs (at end of period)
July 2012	—	$—	—	247,393
August 2012	59,974	$6.92	59,974	187,419
September 2012	5,315	$6.72	5,202	182,217

On October 26, 2012, the Company’s Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company’s common stock under the Company’s stock repurchase program. With the 182,217 shares that remain under the previous authorization by the Board, there were 2,182,217 shares authorized for repurchase at October 26, 2012. Repurchases associated with the additional authorization are subject to the same terms and conditions as the original authorization. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. These shares are included in the table above.

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

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	November 9, 2012	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)