Form 10-K
period 2012-12-31
RIMAGE CORP
filed 2013-03-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2012
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
Large Accelerated Filer ☐ Accelerated Filer ☒
Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $65,900,000.
As of February 28, 2013, 8,658,932 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information
PART I
ITEM 1. BUSINESS
General
Rimage Corporation (“Rimage” or the “Company”) helps businesses deliver digital content directly and securely to their customers, employees and partners. Rimage's Qumu business provides enterprise content distribution software to the rapidly growing enterprise video communications market and is an innovator in the secure mobile delivery of rich content. Rimage's disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs.
Founded in 1978 and incorporated as IXI, Inc. in Minnesota in February 1987, Rimage has focused on digital content distribution since its inception. Since 1995, Rimage focused its business on development and sale of its CD recordable (“CD-R”) publishing systems, and since 2000, its DVD recordable (“DVD-R”) publishing systems. Blu-ray capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this technology. The disc publishing business is mature and has been declining in revenue since 2007 due to technology substitutions. Changes in the information technology landscape have resulted in an evolution of customer needs from physical distribution of content on CDs, DVDs and Blu-ray Discs to online distribution. In addition, enterprises are increasingly having to address the challenge of video and rich content distribution overwhelming their data networks. In response to these changes, in October 2011, the Company acquired Qumu, a leader in the fast-growing enterprise video communications market.
Rimage's comprehensive strategy is focused on helping businesses securely deliver video and other rich digital content to increase engagement and collaboration with their customers and other stakeholders.
To increase communication, engagement and collaboration between employees and stakeholders, enterprises have invested significantly in content and network infrastructure that connects these employees and stakeholders across offices, conference rooms, computers, tablets and smart phones. As part of this, enterprises are adopting video as a mainstream communication and collaboration tool. The Qumu solution allows organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices. Qumu's distribution technology is based on live or on-demand streaming, and in 2013, will also incorporate secure download capabilities. Qumu provides information technology administrators and corporate communication leaders a way to securely address the challenges of video and rich content distribution overwhelming their data networks, while still utilizing their existing information technology infrastructures, thereby maximizing their investment and enabling the rapid adoption of video in their content and collaboration infrastructures. While Qumu can provide a complete end-to-end solution, the Qumu solution also works with existing video capture and distribution assets including videoconference rooms, video routers and content distribution networks.
The disc publishing business is profitable, and Rimage's goal is to continue maximizing its future cash flow by optimizing costs in line with revenues. At the same time, Rimage is investing in the global expansion of the Qumu business. The Company's global corporate infrastructure and the positive cash flows generated by the disc publishing business are being leveraged to support this expansion. The Company expects that over time, the enterprise content distribution software business represented by Qumu will become an increasingly larger part of the overall Rimage business.

Products
Rimage helps businesses deliver digital content utilizing two primary product platforms: disc publishing and enterprise content distribution software (previously referred to as online publishing). The table below describes Rimage’s revenues by product category (in thousands):

	2012		2011		2010
Disc publishing
Disc publishing equipment:
Producer	$12,285	15%	$15,788	19%	$15,339	17%
Professional	9,517	12%	11,939	14%	21,928	25%
Desktop	1,977	2%	2,697	3%	3,575	4%
Total disc publishing equipment	23,779	30%	30,424	36%	40,842	46%
Recurring:
Consumables and parts	33,819	43%	40,038	48%	37,904	43%
Service	12,009	15%	11,412	14%	9,985	11%
Total recurring	45,828	58%	51,450	62%	47,889	54%
Total disc publishing	69,607	88%	81,874	98%	88,731	100%
Enterprise content distribution software
Software licenses and appliances	4,320	5%	693	1%	—	—%
Service	5,516	7%	1,067	1%	—	—%
Total enterprise content distribution software	9,836	12%	1,760	2%	—	—%
Total	$79,443	100%	$83,634	100%	$88,731	100%
Disc Publishing
Rimage's disc publishing systems, which include equipment to handle a full range of low-to-high production volumes, incorporate robotics, embedded software and custom printing technology for disc labeling. Rimage focuses its disc publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information, including medical imaging; business services, including banking and finance; entertainment content workflows; manufacturing and government law enforcement, including surveillance and evidence management.
Rimage's disc publishing products are designed to enable the publishing of customized content and automation of data distribution and archiving processes. In some cases, this results in reductions of labor, training and inventory costs for users of the products; in other cases, it enables totally new and innovative applications. Rimage's disc publishing products provide compelling solutions for content distribution and archiving of information on recordable CD, DVD and Blu-ray media for just-in-time, on-demand and mass customization of discs with unique content and labels.
The principal benefits to users of Rimage's disc publishing products include secure content delivery, unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of Rimage's marketing and development strategy is to retain customers over time. Rimage provides users with a path for future product upgrades to obtain improved products or products with additional capabilities, such as drives that will accommodate new media types, drives with faster recording speeds and opportunities to upgrade to improved printing technologies. Rimage also focuses on providing customers whose products have reached the end of their useful lives a migration path to a new Rimage solution. Rimage has made a long-term commitment to its disc publishing customers by providing maintenance service contracts, replacement parts and repair services for current as well as past products.
Rimage's traditional disc publishing systems are divided into three primary product lines: the Producer line of equipment for higher volume requirements for production of recordable CD, DVD or Blu-ray media; the Professional line of equipment for front office production of recordable CD, DVD or Blu-ray media; and the Desktop line of lower-cost products for office and other desktop applications. Rimage's other major sources of disc publishing revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and blank recordable CD, DVD and Blu-ray media), parts and maintenance contracts.
The Producer IV Series. The Producer IV Series of disc publishing systems, introduced in November 2012, represent the latest generation of the high-performance Producer line and consists of a family of products that cover a broad range of applications for the publishing and duplication of CD, DVD and Blu-ray discs with digital content. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or Blu-ray media, customized robotics, a thermal or thermal re-transfer printer for on-disc color printing, software and computer hardware components.
The Rimage Producer 8200N system, part of the Producer IV Series of publishing systems introduced in 2012, provides industry leading speed and throughput for on-demand production of CD, DVD or Blu-ray discs with digital content. The Rimage Producer 8200N system utilizes up to four simultaneous data streams and four recorders and provides for a capacity of 400 discs. The Rimage Producer 7200N system, also part of the Producer IV Series, has two recorders. The Rimage Producer 6200N system, also part of the Producer IV Series, has a single recorder. All Rimage Producer Series systems are network-attached, have a control center embedded inside the unit and are available with either Rimage's Everest or Prism printers. The Producer line also includes AutoPrinter systems, which incorporate either an Everest or Prism printer. List prices for the Producer line of publishing systems currently range from $15,550 to $39,750.
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
Rimage's Prism III printer was introduced in November 2012. The Prism III is the third generation of Prism printers produced by Rimage. The Prism III provides high-speed, low cost, laser quality monochrome and spot color printing on standard recordable CD and DVD media for in-house, customized printing.
The Professional Series. The Company augmented its Producer product line with the introduction of the Professional Series line of disc publishing systems in 2007. The current generation of Professional Series systems, introduced in September 2012, are compact, network-attached publishing systems that feature an Everest printer and a small footprint. The Rimage Professional Series systems offer mid-range solutions for on-demand disc publishing. Professional Series systems utilize two recorders, three input bins and an Everest printer. The Rimage Professional 5410N has a control center embedded inside the unit, while the Rimage Professional 3410 system does not contain an embedded control center. The Professional 5410N and 3410 systems replaced the 5400N and 3400 systems introduced starting in March 2010. List prices for the Professional Series systems currently range from $7,230 to $15,030.
The Desktop Series. Rimage's Desktop Series of CD-R/DVD-R products feature economical pricing, a compact “desktop” design, software, network compatibility and stand-alone, plug-and-play technology ideal for office environments. The Company introduced the two-recorder Rimage 2000i Series II desktop publishing system in November 2012. The Rimage 2000i Series II system replaced the Rimage 2000i system that was introduced in June 2004. The 2000i system utilizes the Rimage 480i thermal inkjet printer, which was co-developed by the Company and Hewlett-Packard in 2004. The Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD-R/DVD-R discs. The list price for the Rimage 2000i Series II desktop publishing system currently ranges from $3,590 to $4,590.
Rimage Vertical Market Solutions. The Producer and Professional Series products are sold as standalone systems for disc publishing, and are also sold in combination with application-specific hardware and software to provide an integrated solution to address specific needs in vertical markets, including but not limited to law enforcement, entertainment content workflows and medical imaging. The Company launched the following solutions-based systems over the course of 2010 through 2012 to address the needs of some of these applications:

•	Evidence Solutions target federal, state and local law enforcement organizations:

◦
The Rimage Evidence Disc System was launched in 2010. It automates the digital forensic analysis of optical disc evidence for criminal investigators. In December 2012, Rimage updated the Rimage Evidence System to leverage the hardware and software of the newly launched Rimage Professional 8200N and Rimage Professional 5410N systems.

◦	In 2011, Rimage launched its Digital Evidence Offload system, which streamlines the collection of digital evidence from a wide range of acquisition technologies.

◦	The Rimage Surveillance System was launched in 2010 to streamline digital video surveillance archiving and distribution using DVD and/or Blu-ray Discs.

◦	In 2011, Rimage launched its Video Synopsis solutions, which accelerate the review and analysis of evidence captured by digital video surveillance.

•
The Rimage Disc Copy Station was launched in 2010, and was updated in December 2012 to leverage the new Producer Series and Professional Series systems. It makes near-perfect copies of optical discs with a simple user process, similar in complexity to making paper copies with a paper printer.

•
A complete disc publishing solution for medical imaging in hospitals in China and Japan was launched in 2011 after the establishment in August 2010 of a majority-owned joint venture operation in China. This solution enables the transition from analog film to optical technology for distribution of patient imaging related information.

•
In 2011, Rimage launched its Disc Authoring solution, which is targeted at simple video authoring across a range of vertical markets. Rimage Disc Authoring enables businesses to deliver professional-quality DVDs produced on-demand at the point of creation, creating additional revenue streams and reducing costs for these businesses.

Enterprise Content Distribution Software
In October 2011, Rimage acquired Qumu, a leading provider of enterprise content distribution software. Qumu products are deployed as an end-to-end solution with an intuitive and rich user-experience to author, manage and distribute live and on-demand video content while integrating video with other media over corporate networks both behind and beyond the secure firewall. The Company's product suite includes Qumu Capture Studio, Qumu Video Control Center and Qumu VideoNet Edge. Additionally, Qumu has recently added applications to support delivery of video to tablets and smart phones. Qumu solutions also integrate extensively with customers' existing video infrastructures and broader IT infrastructures. Qumu deployments are in the form of software, software on a server appliance, software-enabled devices and cloud-based Software-as-a-Service (SaaS) solutions. Qumu also offers a managed service to customers interested in outsourcing the on-going operations and maintenance of the system.
Qumu Products. Qumu's solutions are deployed as a combination of several “building block” components comprised of software and hardware. Qumu deployments can range in size from less than $100,000 to millions of dollars. Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creation, management and distribution.

•
For creation: Qumu Capture Studio is a software-enabled device that quickly and easily records, edits, and publishes video and presentation content. Qumu Quick Capture is a browser-based applet for the simple creation of videos captured from a user's computer screen and/or webcam. Qumu also integrates with leading encoders and video conference equipment and providers.

•
For management: Qumu Video Control Center is the enterprise‐scalable solution that provides central control for all video applications, content and resources involved in the production and delivery of enterprise video; Video Control Center manages both live streamed video and video on-demand workflows. This comprehensive business video platform includes patent pending Qumu Pathfinder technology for automated routing to multiple device types, as well as Qumu Speech Search for searching the spoken dialogue within video programs.

•
For distribution: Qumu VideoNet Edge is a video-centric mass distribution appliance that provides caching of H.264/MPEG-4, Windows Media & Flash video, Video on Demand and live broadcast content reducing traffic from the centrally-located origin server. Qumu Mobility Application (QMA) is a set of native applications that include the ability to search, play back and upload video content to servers resident behind the firewall. Qumu Mobility Engine (QME) prepares content for adaptive HTTP streaming to tablets in both live and on-demand formats using Internet based content delivery networks. Additionally, the functionalities of Rimage's Signal product are being integrated into the Qumu solution, providing a secure mobile content distribution platform for video, documents, images and other content starting in 2013. Qumu also integrates with leading content distribution networks ("CDNs").

Qumu Integration Capabilities. Qumu integrates seamlessly into customers' existing enterprise infrastructure and software investment, with capabilities including:

•
Qumu solutions can federate existing CDNs into a single system for intranet and internet content distribution of video and related media assets. The federation capability includes Internet-based CDNs like Akamai and Amazon CloudFront; and intranet based devices like Riverbed Steelhead, Cisco ACNS/WaaS/CDS, and Blue Coat Director. This federation capability allows customers and partners to execute an “embrace and replace” strategy for upgrading their networks as opposed to “rip and replace” from other vendors.

•
Qumu Portal TIMs (technology integration modules) for Microsoft Sharepoint, IBM Connections, IBM WebSphere and other platforms allow end users to adopt video for communication and collaboration within the native interfaces of the portals they are currently using;

•	Qumu Video Teleconference TIMs access systems from Cisco/Tandberg and Polycom and allow for the use of existing conference systems as “studios” for the creation of live or on-demand video content;

•
Qumu Security TIMs for single-sign-on (SSO), Active Directory/LDAP integration, and SAML (Security Assertion Markup Language) make it easy to create a secure video application and network based on the enterprise's existing security standards;

•	Qumu's encoder control facilitates live encoding and can leverage popular encoders from vendors such as Digital Rapids, Cisco, Viewcast, VBrick and others;

•
Qumu provides Mobile Apps for iOS, Android and Windows phones and tablets. The apps are complete out-of-the-box native video applications built using the Qumu Mobile SDKs. Customers can also modify and create fully branded applications accessing Qumu's video infrastructure using the SDKs;

•	Qumu's Server API provides access to a vast range of capabilities of the Video Control Center so partners and customers can integrate its features into their own applications;

•	Q-Force, a program for certifying and supporting enterprise mobile application developers building solutions on top of the Qumu platform;

•
Qumu Video Cloud, a fully managed virtual platform delivered as a Software-as-a-Service (SaaS) platform, enabling Qumu solutions to deliver enterprise video independent of the enterprise's internal infrastructure limitations.

Signal Secure Content Delivery
The Company introduced Signal, a secure online content delivery solution, in the second quarter of 2012. Signal pushes content to tablets, smart phones and personal computers. Signal can be deployed through a software license, software on a server appliance or through a cloud based SaaS platform, depending on customer preference. Signal has been sold and delivered to initial customers in 2012. Signal is now part of the Qumu product family, and Qumu initiated development in 2012 to integrate Signal content distribution functionalities with the Qumu solution. The Company will also allocate sales resources to target stand-alone sales of Signal to selected vertical markets, including the media and entertainment sector.
Marketing and Distribution
Rimage's disc publishing channel partners, primarily consisting of value-added resellers, other strategic partners and distributors, currently generate the majority of the Company's sales. Sales to one of the Company’s disc publishing strategic partners represented 10%, 16% and 18% of consolidated revenues during 2012, 2011 and 2010, respectively. The agreement governing these sales is the Company’s standard form of purchase order.
Rimage has historically focused its disc publishing sales and marketing efforts on high-volume recordable CD, DVD and Blu-ray disc publishing solutions in such areas as banking and finance, wholesale photo processing labs, medical imaging, and retail photography. Rimage plans to maintain its position in some of these markets while also focusing on marketing solutions for applications with strong use cases in electronic medical records and law enforcement; including surveillance and evidence management. The Company's sales and marketing organization is focused on penetrating these targeted markets and strengthening marketing support for new products with focused web-based marketing, increased use of telesales and direct selling activities.
Rimage conducts foreign sales through its U.S. operation and its subsidiaries in Germany and Japan, and through its majority-owned joint venture in China. Foreign sales constituted approximately 35%, 38% and 35% of Rimage's consolidated revenues for 2012, 2011 and 2010, respectively.
Rimage's enterprise content distribution software product line acquired as part of the Qumu acquisition serves a customer base of over 100 enterprises ranging from teleconferencing vendors to service providers. In 2012, Qumu primarily targeted enterprises with 5,000+ employees and a history of video use for corporate communications. Qumu serves its customer base via direct sales and channel partners offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, software-enabled devices, SaaS and managed services.

Competition
Technology substitution is expected to be the primary competitive force impacting the disc publishing product line over the next several years. Rimage competes with online distribution, cloud file sharing and alternative technologies in the content distribution industry. In addition, Rimage competes in certain vertical market applications with products sold in the storage industry such as high capacity hard drives, tape drives and flash memory. Rimage believes that within its targeted markets its technology has advantages over certain other technologies in terms of usability, reliability, performance, security and cost.
Additionally, within the on-demand disc publishing market, Rimage competes with a number of manufacturers of CD-R/DVD-R/Blu-ray production equipment and related products. Primary competitors of the Company currently include Seiko Epson Corporation, Primera Technology, Inc., Teac and Microtech Systems, Inc. Rimage is able to compete effectively in the sale of disc publishing systems because of technological leadership in automated solutions and its early start within the CD-R/DVD-R digital content publishing industry. Rimage believes that its quality printing capabilities for recordable CD, DVD and Blu-ray media, its transporter mechanisms, its software, its serviceability and its integration tools differentiate its products from those of competitors.
Major competitors of Qumu's enterprise content distribution software product line include Kaltura, Cisco, Polycom, vBrick, Ignite and Kontiki. Due to Qumu's unique focus on a complete video infrastructure that includes support for mobile devices and existing IT infrastructure, Qumu is able to compete effectively with these alternatives. Also, the expected addition in 2013 of Signal secure multimedia content delivery capabilities to Qumu's product offering is expected to create a unique content management and distribution solution that the Company believes will enable it to continue to differentiate itself further in the market against these and other competitors.
Manufacturing
Rimage's manufacturing operations associated with its disc publishing product line consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to Rimage's specifications. Rimage's employees at its facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, Blu-ray recorders, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The Company depends upon a single-source supplier for its Everest printers and associated ribbons and, beginning in March 2010, for its Rimage Professional Series systems. The Company currently purchases these products pursuant to its standard form of purchase order, submitted to the supplier from time to time as the products are needed.
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
The deployment of Qumu's enterprise content distribution solutions is in the form of software, software on a server appliance, software-enabled devices or a managed service. Qumu outsources the assembly of certain of its VideoNet Edge server appliances to a third-party contract manufacturer. Under Qumu's direction, the contract manufacturer loads Qumu's software on the appliance and drop ships the appliance directly to Qumu's customers on Qumu's behalf. In the last half of 2012, Rimage began assembling another version of Qumu's VideoNet Edge server appliance in its manufacturing facility in Minnesota. Qumu software sales deployed without the appliance are available via secure electronic delivery. Additionally, Qumu outsources to a third-party supplier the design and manufacture of its Qumu Capture Studio, software-enabled device that quickly and easily records, edits, and publishes video and presentation content. Alternative supply sources are available for these products; however, a transition period would be required to secure such alternative sources.
Research and Development
As of December 31, 2012, the Company employed 66 employees in research and development supporting the disc publishing and enterprise content distribution software businesses. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products and enhancements to existing products. In addition, Rimage partners with third-parties to utilize their competencies in creating products to enhance its product offerings.
2012 development efforts for the disc publishing business primarily included enhancements to its Producer and Professional Series product lines, with follow-on versions of these products released late in the third quarter and fourth quarter of 2012.
In 2012, Qumu introduced important releases for its flagship products, Video Control Center (VCC 6.2) and VideoNet Edge (VNE 3.0). Enhancements to the Video Control Center included new software technology which provides for distribution of content to users based on rules such as device type, operating system, browser and network location. Qumu also introduced additional

Technical Integration Modules (TIMs) for encoders, transcoders and CDNs. A new version of VideoNet Edge based on the Linux operating system was added to Qumu's Microsoft Windows VNE offering. Additionally, several new reference apps for mobile devices were released to the Apple App Store, Google Play and Microsoft App store for phones and tablets.
The industries served by Rimage are subject to rapid technological changes. Other technologies, including online distribution, cloud file sharing and alternative data storage media, including high capacity hard drives, tape drives and flash memory, currently exist or are under development. All these forces are affecting the usage of recordable CD, DVD and Blu-ray media and how companies otherwise distribute content. Rimage believes that it must continue to innovate and anticipate advances in the content distribution industry in order to remain competitive. Additionally, Rimage must continue to support continuing engineering activities to maintain compatibility with changes made by third party vendors that impact software, media and DVD-R drives used in Rimage's disc publishing products.
Rimage’s expenditures for research and development were $11.9 million, $7.3 million and $6.5 million in 2012, 2011 and 2010, representing 14.9%, 8.7% and 7.3% of revenues, respectively. Research and development expenditures in 2012 reflect a full year of support for Qumu's enterprise content distribution software product line, acquired by the Company in October 2011. Rimage anticipates its expenditures in research and development in 2013 will increase relative to the levels experienced during 2012 to support additional investments in the Company's enterprise content distribution software product line and continued product development and continuation engineering initiatives to support the disc publishing product line.
Intellectual Property and Government Regulation
Rimage currently maintains 16 U.S. patents and 11 foreign patents, and has three provisional patent applications and four non-provisional utility patent applications pending in the U.S. In addition, Rimage has two pending international patent applications. Further, Rimage protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Rimage's policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Rimage will be able to obtain patent or other protection for its products. In addition, Rimage has registered and may in the future register trademarks and other marks used in its business.
As the number of Rimage's products increases and the functionality of those products expand, Rimage believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of Rimage patents. In addition, although Rimage does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Rimage's products infringe on their rights and these third parties may assert infringement claims against Rimage in the future. Rimage may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Rimage's proprietary rights and the rights of others. Any claim of infringement against Rimage could involve significant liabilities to third parties, could require Rimage to seek licenses from third parties and could prevent Rimage from manufacturing, selling or using its products.
The FCC requires some of Rimage's equipment to meet radio frequency emission standards. Rimage takes steps to ensure proper compliance of all products.

The Company is the owner of various trademarks and trade names referenced in this Annual Report on Form 10-K including: "Rimage," "Qumu," "Everest," "Evidence Disc System" and "Medical Disc System MDS."  Solely for convenience, the trademarks and trade names in this Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that the Company or the other respective owners will not assert, to the fullest extent under applicable law, its or their rights thereto.
Employees
As of December 31, 2012, the Company had 268 employees, of which 66 were involved in research and development, 78 in production, testing, repair and customer service, and 124 in sales, marketing, administration and management. None of Rimage's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
Rimage maintains a website at www.rimagecorp.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.rimagecorp.com and click on “Investors,” then click on “SEC Filings (EDGAR).” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Rimage Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.

Cautionary Note Regarding Forward-Looking Statements
We make statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements. Forward-looking statements may appear in documents, reports, filings with the Securities and Exchange Commission (SEC), news releases, written or oral presentations made by our authorized officers or other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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
Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing products and develop new products to sustain and grow our business.
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
Because the market for our disc publishing business is mature and our products face competition from other technologies, we expect this business to decline over time.
Disc publishing is a significant part of our business. However, the market for our disc publishing products is mature. Further, technology substitution is occurring within this market. Our disc publishing products compete with online distribution, cloud file sharing and alternative technologies in the storage media industry, such as high capacity hard drives, tape drives and flash memory. We expect technology substitution to be the primary competitive force impacting our disc publishing business over the next several years.
Due to the maturity of the market for our disc publishing products and competitive pressures, we expect that the demand for our disc publishing products will decline over time, that the prices for these products may decline in response to competitive pressures, and in general, that the opportunities for revenue growth from these products will be limited. Accordingly, we expect that these factors will cause our revenue growth from these products to stagnate or to decline over time. However, the rate and the extent to which these factors will cause changes in our disc publishing business cannot be predicted with certainty. A surge in the popularity of any of these alternative technologies, or our inability to successfully offset the decline in demand for our disc publishing products with other sources of revenue, could have an adverse effect on our business, results of operations and prospects.
The acquisition of Qumu could result in operating difficulties and other harmful consequences that may adversely impact our business and results of operations.
We acquired Qumu, Inc. by merger in October 2011. The process of integrating the Qumu business into the existing Rimage business may involve operating difficulties and expense. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to the integration challenges;

•	Retention of Qumu customers;

•
Cultural challenges associated with integrating Qumu sales employees into our organization and retention of these employees, as well as retention of our current sales and other employees during this period of change at our company;

•	Challenges associated with integrating and capitalizing on the Qumu technologies;

•	Managing larger and more widespread operations resulting from the Qumu acquisition;

•	Development of and expansion of the U.S. and international markets for the Qumu product; and

•	Integrating the content distribution functionalities of our secure online content delivery solution, Signal, with the Qumu solution.
Our failure to address these risks or other problems encountered in connection with the Qumu integration could cause us to fail to realize the anticipated benefits of this transaction, incur unanticipated liabilities, and harm our business generally.
We may not be successful at implementing our growth strategy.
In 2010, we began a multi-year process aimed at transforming Rimage into a higher-performing business. Our strategy includes strengthening and sustaining our disc publishing business; generating new revenue streams by leveraging our core capabilities and transitioning from a hardware supplier into a provider of total solutions; and identifying and investing in future opportunities in adjacent markets with strong growth potential. We are now focused on expanding our product offering beyond our disc publishing business with industry-leading solutions that allow us to distribute live, on-demand and downloaded content for a broad range of applications, on any mobile or desktop device. We believe that this strategy will allow us to mitigate the challenges faced by our mature disc publishing business and capitalize on emerging technologies that address the content distribution needs of our customers.
We have pursued this strategy by investing in development of new products, such as our secure online content delivery solution, Signal, and by making acquisitions of products and technologies that we believe further our strategy, such as our acquisition of the Qumu products for enterprise video communications. Signal is now part of the Qumu product family, which together form our enterprise content distribution software business. We expect to continue to pursue this strategy through internal growth and possible acquisitions.

We cannot ensure that this growth strategy will be successful either in the short-term or in the long-term, or that this strategy will generate a positive return on our investment.  Further, if customer preferences and the content distribution industry do not evolve as we believe they will, many of our strategic initiatives and investments may be of limited value.
Moreover, we may not execute successfully on our growth strategy because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Our growth strategy for our recently acquired Qumu enterprise video communications business includes expanding sales of these products internationally. We may not be successful in achieving significant sales of these products internationally due to sales distribution challenges or other factors. Our failure to successfully execute on our growth strategy, even if the strategy is sound, could result in competitors providing products before we do and loss of market share and sales. Additionally, if we do not effectively communicate our growth strategy to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.
Because of our change in strategic direction in 2010, our historical financial results may not be indicative of our future financial results. Further, because our operating history with respect to our enterprise content distribution software business is limited, our current financial results may provide only a limited basis for investors to assess our current or future business as a whole.
We may not be successful in developing new products that further our growth strategy.
Our growth strategy includes the development and commercialization of new products, features and functionalities designed to increase revenue and drive earnings growth. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers' changing needs and emerging technological trends, our business could be harmed. We must commit significant resources to developing new products and features before knowing whether our investments will result in products the market will accept.   We may not currently possess the proper skills to effectively develop and market new products or to achieve success in new markets. The success of new products depends on several factors, including proper new product definition, development costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.
We have been investing in initiatives that we believe further our strategy and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed.
We have been dedicating resources to our enterprise content distribution software business that we believe further our growth strategy to distribute live, on-demand and downloaded content for a broad range of applications, on any mobile or desktop device. However, the return on our investments in initiatives may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We face intense competition in all areas of our business and such competition may result in price reductions, lower gross profits and loss of market share.
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in foreign markets. In our Qumu enterprise content distribution software business, we compete with others such as Cisco, Polycom, vBrick, Ignite and Kontiki who deliver video content to businesses. We expect the intensity of competition we face to increase in the future from other established and emerging companies. In our disc publishing business, we compete with other providers of disc publishing systems and solutions, such as Seiko Epson Corporation, Primera Technology, Inc., Teac America, Inc., and Microtech Systems, Inc. Our disc publishing products also compete with online distribution, cloud file sharing and alternative technologies in the storage media industry, such as high capacity hard drives, tape drives and flash memory.
Some of our competitors, particularly competitors for our enterprise content distribution software products, may have greater resources than we do, including greater sales, product development, marketing, financial, technical or engineering resources.
To remain competitive, we believe that we must continue to provide:

•	Technologically advanced products and solutions that anticipate and satisfy the demands of end-users;

•
Continuing advancements or innovations in our product offerings, including products with price-performance advantages or value-added features in security, reliability or other key areas of customer interest;

•	Innovations in digital content distribution;

•	A responsive and effective sales force;

•	A dependable and efficient sales distribution network;

•	Superior customer service; and

•	High levels of quality and reliability.
We cannot assure you that we will be able to compete successfully against our current or future competitors. Competition may result in price reductions, lower gross profit margins, increased discounts to customers and loss of market share, and could require increased spending by us on research and development, sales and marketing and customer support.
We encounter long sales cycles with our enterprise content distribution software products, which could adversely affect our operating results in a given period.
Our ability to increase revenues and maintain profitability depends, in large part, on widespread acceptance of our enterprise content distribution software products by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer's decision to use our products may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. In addition, because our enterprise content distribution software business is relatively new with a limited operating history, our target customers may prefer to purchase software products that are critical to their business from one of our larger, more established competitors. Longer sales cycles could cause our operating and financial results to suffer in a given period.
The growth and functionality of our enterprise content distribution software products depend upon the solution's effective operation with mobile operating systems and computer networks.
Our enterprise content distribution software products are currently compatible with various mobile operating systems including the iOS, Windows Mobile and Android operating systems. The functionality of our content distribution software products depends upon the continued interoperability of these products with popular mobile operating systems. Any changes in these systems that degrade our products' functionality or give preferential treatment to competitive offerings could adversely affect the operability and usage of our content distribution software products on mobile devices. Additionally, in order to deliver a high quality user experience, it is important that our products work well with a range of mobile technologies, systems, and networks. We may not be successful in keeping pace with changes in mobile technologies, operating systems, or networks or in developing products that operate effectively within existing or future technologies, systems, and networks. Further, any significant changes to mobile operating systems by their respective developers may prevent our products from working properly or at all on these systems. In the event that it is more difficult for users to access content delivered by our solutions to their mobile devices, if our products do not operate effectively within the most popular operating systems or if popular mobile devices do not offer a high quality user experience, sales of and customer demand for our software products could be harmed.
Our enterprise content distribution software products must be successfully integrated into other workflows and changes to these workflows may harm our software products.
A significant portion of our sales are made into applications that require our enterprise content distribution software products to be integrated into other enterprise workflows or software functionalities. Any significant changes to enterprise workflows or software programs may limit the use or functionality of or demand for our products. As our customers advance technologically, we must be able to effectively integrate our products within their workflows to remain competitive. Further, current and potential customers may choose to use products offered by our competitors or may not purchase our products if our products would require changes in their existing enterprise workflows or software.
If the limited amount of open source software that is incorporated into our Qumu enterprise content distribution software products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.
Our Qumu enterprise content distribution software products incorporate a limited amount of “open source” software. Open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees that re-distribute or make derivative works of the open source software. We may not be able to replace the functionality provided by the open source software currently incorporated in our Qumu products if that software becomes unavailable, obsolete or incompatible with future versions of the Qumu products. In addition, we must carefully monitor our compliance with the licensing requirements applicable to that open source software.  If Qumu has failed or if in the future we fail to comply with the applicable license requirements, we might lose the right to use the subject open source software. The terms of some open source licenses would require us to give our customers significant rights to open source software that is subject to those licenses and is incorporated in Qumu products. This would include the right to obtain from us the source code form of that open source software, and the right to use, modify and distribute that open source software to others. We may be required to provide these rights to customers on a royalty-free basis. Those rights might also extend to modifications and additions we make to the subject open source software. That open source software, and those modifications and additions, also might be obtained by our competitors and used in competing products.
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
We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors.
Our quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control. This variability may lead to volatility in our stock price as research analysts and investors respond to quarterly fluctuations. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. It may be particularly difficult to make a comparison to our results of operations in periods prior to our acquisition of Qumu in October 2011. You should not rely on our past results as an indication of our future performance.
Factors that may affect our results of operations include:

•
structure of our software licensing contracts, including customers' decisions to procure our products through a paid-up perpetual license, for which revenue is recognized upon delivery, or a term license, for which revenue is recognized over the term of the contract;

•	timing of customer purchase commitments, including the impact of long sales cycles and seasonal buying patterns;

•	variability in the size of customer purchases and the impact of large customer orders on a particular period;

•	reductions in our customers' budgets for information technology purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	future accounting pronouncements or changes in our accounting policies; and

•
the impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially adversely affect our quarterly and annual results of operations. Failure to achieve our quarterly or annual forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.
We sell a significant portion of our products internationally, which exposes us to risks associated with foreign operations.
We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 35% of our consolidated revenues for the year ended December 31, 2012, 38% of our revenues for the year ended December 31, 2011, and 35% of our revenues for the year ended December 31, 2010. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

•	Foreign governments may impose tariffs, quotas and taxes;

•	The demand for our products will depend, in part, on local economic health;

•	Political and economic instability may reduce demand for our products;

•	Restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	Potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

•	Potential difficulties in managing our international operations;

•	The burden and cost of complying with a variety of foreign laws;

•	We may decide to price our products in foreign currency denominations;

•	Our contracts with foreign distributors and resellers cannot fully protect us against political and economic instability;

•	Potential challenges operating our majority-owned China joint venture in an emerging market characterized by strict government controls and working effectively with our joint venture partner;

•	Potential difficulties in collecting receivables; and

•	We may not be able to control our international distributors' efforts on our behalf.
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
Others may independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets.
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
Any failure of major elements of our enterprise content distribution software operations could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
Our enterprise content distribution software business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of required network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Our content distribution software solutions and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our solutions are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could harm our business.

Our content distribution software operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide our customers' end-users with access to websites, streaming and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our solutions. Any such outage, delay or difficulty could adversely affect our ability to effectively provide our content distribution software products and services, which would harm our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business.
The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours.
In addition, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by “viruses,” “worms” and similar malicious programs and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the Internet is adversely affected by these issues, demand for our applications could suffer.
Our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective.
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and functionality of our software requires significant time, expense and attention. It can take six months or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues.
For sales that are made to customers through value-added resellers, distributors or other strategic partners, we depend on these businesses to provide effective sales and marketing support to our products. Our resellers and distributors are independent businesses that we do not control. Our agreements with resellers and distributors do not contain requirements that a certain percentage of such parties' sales are of our products. Further, some of our channel partners are small organizations with limited capital, and our success in distributing our products to end-users will depend upon the continued viability and financial stability of these entities. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products, any of which could harm our business by reducing sales to customers.
We believe that our future growth and success will depend upon the success of our direct sales and marketing efforts as well as those of our value-added resellers, distributors or other strategic partners.
Competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively.
Our future success depends, in significant part, on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization, particularly in our enterprise content distribution software business. Competition in our industry for qualified employees, particularly in senior management, product development and sales, is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
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
We assemble our publishing systems using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including our Everest printers, other printing components, DVD-R drives, Blu-ray drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts from third parties. Some of our subcontractors and suppliers are the sole source of these components and these third parties may also own technology and manufacturing know-how required to manufacture critical components. If any of our suppliers is unable to ship critical components, we would be unable to assemble and ship products to our resellers or end-user customers. If the price of these components increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. We purchase these components pursuant to our standard form of purchase order, submitted to the supplier from time to time as the components are needed.
The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply products or components to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. For the majority of our critical components, we have identified alternative suppliers. We depend upon a single-source supplier for our Everest printers and associated ribbons, and beginning in March 2010, our Rimage Professional Series systems. This single-source supplier is located in Japan. A disruption in the supply of these products and systems from this supplier would adversely affect our results of operations.  Also, for these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although we own the rights to the technology, if we were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to our specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if we obtain a new supplier for a component or product or use an alternative component in our product, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our product to end-users, distributors or resellers could be extended, and our costs associated with the change in product manufacturing could increase.
The failure of our components suppliers to supply us with the components consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, loss of sales, increases in costs and lower gross profit margins.
Natural disasters that affect our suppliers could have a material adverse effect on our business.
The manufacturing facilities of many of our suppliers for our disc publishing products are concentrated in certain geographic locations in Asia. Some of these geographic locations are particularly prone to floods, earthquakes, tsunamis or other natural disasters. Any disaster, condition or event that adversely affects any of these facilities, or disrupts cargo operations or freight lanes, would significantly affect our supply of components and products, which could impact our operating results by impairing our ability to timely and efficiently deliver our products.
Our disc publishing products must be compatible with products designed and manufactured by others and, in the event of design changes or the introduction of new products by them or us, our products must continue to be compatible with products of others.
Our disc publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others, and we may incur additional expense designing for compatibility.

Our disc publishing systems may have manufacturing or design defects that we discover after shipment, which could negatively affect our revenues, increase our costs and harm our reputation.
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
If our products fail to comply with domestic and international government regulations, or if these regulations result in a barrier to our business, we could lose sales.
Our products must comply with various domestic and international laws, regulations and standards. In the event that we are unable or unwilling to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could result in lost sales.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our products and adversely affect our business.
Our customers can use our products to collect, use and store personal or identifying information regarding their employees, customers and suppliers. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our products and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. Furthermore, privacy concerns may cause our customers' workers to resist providing the personal data necessary to allow our customers to use our products effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our products in certain industries.
All of these domestic and international legislative and regulatory initiatives may adversely affect our customers' ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our products. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our software products would be less effective, which may reduce demand for our products and adversely affect our business.
Fluctuations in our future operating results may negatively affect the market price of our common stock.
We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

•	The number and mix of products sold in the quarter;

•	The structure of Qumu's license arrangements with its customers, particularly the mix of term and perpetual licenses;

•	The timing of major development projects and market launch of new business platforms;

•	The availability and cost of components and materials;

•	Timing, costs and benefits of new product introductions;

•	Customer order size and delivery timing;

•	Seasonal factors affecting timing of purchase orders;

•	Promotions by ourselves or competitors, and the timing of the promotion;

•	The impact to the marketplace of competitive products and pricing; and

•	The timing and level of operating expenses; and

•	General economic and market conditions including market uncertainty.
Because of these factors, our quarterly operating results are difficult to predict and are likely to vary in the future. If our operating results are below financial analysts' or investors' expectations, the market price of our common stock may fall abruptly and significantly.
Our stock price may be volatile, and a shareholder's investment could decline in value.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

		Approximate Monthly		Approximate Square Footage		Lease Expiration
Location of Property	Use of Property	Rent (USD)		Owned	Leased	Date
Edina, MN (Headquarters)	Manufacturing, engineering, service, sales, marketing and administration	—		58,500	—	—
Dietzenbach, Germany	Sales, service and light assembly	$13,000		—	13,000	June 2014
Tokyo, Japan	Sales and service	$22,000		—	2,689	April 2014
Shanghai, China	Sales, service and engineering	$5,700		—	3,500	June 2014
Hyderabad, India	Software development and testing	$3,700		—	4,781	October 2015
San Bruno, California	Sales, marketing, service and engineering	$33,700	*	—	13,900	June 2018
*The agreement has escalating lease payments with monthly payments ranging from approximately $33,700 to $37,800 during the course of the lease.
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

Quarterly Stock Data	Years Ended December 31,
	2012		2011
	Low	High	Low	High
First Quarter	$9.97	$13.30	$14.10	$16.18
Second Quarter	$7.43	$10.20	$13.17	$16.44
Third Quarter	$6.52	$8.24	$12.52	$15.73
Fourth Quarter	$5.59	$7.03	$10.30	$13.20
Shareholders
As of February 27, 2013, there were 70 shareholders of record of Rimage’s common stock.
Dividends
The following table sets forth the quarterly cash dividends declared and paid by Rimage for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2012
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180
2011
First Quarter	—	—	$—	$—
Second Quarter	2/23/11	4/15/11	0.10	950
Third Quarter	6/15/11	7/15/11	0.10	959
Accelerated Third Quarter Payment	7/26/11	9/15/11	0.10	937
Fourth Quarter	10/7/11	12/15/11	0.17	1,749
Total			$0.47	$4,595

On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment to focus its capital distribution efforts on the common stock repurchase plan described below. The Company does not expect to pay a dividend in 2013.
Issuer Purchases of Equity Securities
Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. On October 26, 2012, the Company's Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock under the Company's stock repurchase program. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2012, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2012	25,286	$6.34	25,286	2,156,931
November 2012	1,273,325	$5.91	1,271,382	885,549
December 2012	107,184	$6.86	107,184	778,365

There were 778,365 shares authorized for repurchase at December 31, 2012.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. These shares are included in the table above.
Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Rimage’s equity compensation plans in effect as of December 31, 2012. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,587,194	$14.28	143,189
Equity compensation plans not approved by shareholders(2)	337,500	$11.59	—
Total	1,924,694	$13.81	143,189
(1) Excludes shares of common stock listed in the first column.
(2) Consists of outstanding non-qualified stock option grants to three of the Company’s current or former senior management level employees, Sherman L. Black, Raymond R. Hood and Vern Hanzlik, on April 1, 2009, October 10, 2011 and November 26, 2012, the respective first days of employment with Rimage. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rule 4350(i)(1)(A)(iv). The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in four equal installments on each of the first four anniversaries of the date of grant, and have a term of seven years. In other respects, the options were structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and are subject to a stock option plan and agreement entered into by and between the Company and each employee.
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

The following graph shows changes during the period from December 31, 2007 to December 31, 2012 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the Nasdaq Computer Manufacturer Stocks Index; and (3) Rimage’s common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

Total Return Performance
Index Value
250
200
150
100
50
0
2007
2008
2009
2010
2011
2012
Period Ending
Nasdaq National Market Index
Nasdaq Computer Manufacturer Stocks Index
Rimage Corporation

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Nasdaq National Market Index	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85
Nasdaq Computer Manufacturer Stocks Index	$100.00	$42.01	$92.26	$131.68	$154.51	$196.43
Rimage Corporation	$100.00	$51.68	$66.82	$57.46	$43.35	$25.74

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).
Consolidated Statements of Income (Loss) Information:

	Years Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$79,443	$83,634	$88,731	$83,227	$91,394
Cost of revenues	$40,782	$41,613	$45,221	$42,894	$51,731
Gross profit	$38,661	$42,021	$43,510	$40,333	$39,663
Operating expenses	$78,405	$37,573	$31,938	$29,087	$27,915
Operating income (loss)	$(39,744)	$4,448	$11,572	$11,246	$11,748
Other income, net	$(44)	$221	$524	$1,866	$2,711
Income tax expense	$8,809	$1,997	$4,494	$4,617	$5,028
Net income (loss)	$(48,597)	$2,672	$7,602	$8,495	$9,431
Loss attributable to noncontrolling interest	$259	$163	$98	$—	$—
Net income (loss) attributable to Rimage	$(48,338)	$2,835	$7,700	$8,495	$9,431
Basic net income (loss) per share	$(4.85)	$0.29	$0.81	$0.91	$0.99
Diluted net income (loss) per share	$(4.85)	$0.29	$0.80	$0.89	$0.97
Weighted average shares outstanding:
Basic	9,971	9,674	9,524	9,374	9,559
Diluted	9,971	9,699	9,596	9,507	9,729
Consolidated Balance Sheet Information:

	Balances as of December 31,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$28,644	$70,161	$107,982	$72,507	$14,885
Marketable securities	$21,496	$—	$8,790	$28,581	$39,870
Receivables, net	$13,055	$15,496	$13,764	$13,732	$11,099
Inventories	$6,036	$6,198	$4,502	$4,123	$5,625
Current assets	$75,950	$98,437	$136,532	$120,760	$74,151
Property and equipment, net	$5,966	$6,177	$7,528	$7,855	$6,183
Marketable securities - non-current	$—	$—	$—	$9,037	$40,647
Total assets	$95,563	$157,660	$148,044	$140,282	$123,456
Current liabilities	$19,807	$20,156	$16,303	$17,589	$12,010
Long-term liabilities	$5,129	$5,204	$3,104	$2,744	$2,398
Stockholders’ equity	$70,627	$132,300	$128,637	$119,949	$109,048

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2012 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenues	100.0%	100.0%	100.0%	(5)%	(6)%
Cost of revenues	(51.3)	(49.8)	(51.0)	(2)	(8)
Gross profit	48.7	50.2	49.0	(8)	(3)
Operating expenses:
Research and development	14.9	8.7	7.3	64	12
Selling, general and administrative	45.4	36.0	28.7	20	18
Goodwill and intangible asset impairment charge	37.2	—	—	100	—
Amortization of purchased intangibles	1.2	0.3	—	327	100
Operating income (loss)	(50.0)	5.3	13.0	(994)	(62)
Other income, net	(0.1)	0.3	0.6	(120)	(58)
Income (loss) before income taxes	(50.1)	5.6	13.6	(952)	(61)
Income tax expense	11.1	2.4	5.1	341	(56)
Net income (loss)	(61.2)	3.2	8.6	(1,919)	(65)
Noncontrolling interest	0.3	0.2	0.1	59	66
Net income (loss) attributable to Rimage	(60.8)	3.4	8.7	(1,805)	(63)
Overview
Rimage helps businesses deliver digital content directly and securely to their customers, employees and partners. The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of disc publishing and enterprise content distribution software (previously referred to as online publishing). Rimage's disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company's enterprise content distribution software business enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to tablets, smart phones and personal computers through its Signal online content delivery solution, introduced in the second quarter of 2012.
Rimage distributes its disc publishing systems from its operations in the United States, Germany, Japan and China. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and blank CD-R, DVD-R and Blu-ray media. These systems allow customers to distribute digital content in markets and applications such as medical imaging; business services, including banking and finance; entertainment content workflows; manufacturing and government law enforcement, including surveillance and evidence management. As Rimage's sales within North America and Europe have averaged nearly 90% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.
On October 10, 2011, the Company acquired 100% of the capital stock of Qumu by merger. Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions and social enterprise applications for business. As a result of the acquisition, Qumu is a wholly-owned subsidiary of the Company.
The Company introduced its Signal secure online content delivery solution in the second quarter of 2012, and generated initial revenues in the third quarter of 2012. Signal pushes content directly to tablets, smart phones and personal computers. Signal is now part of the Qumu product family, and Qumu initiated development in 2012 to integrate Signal content distribution functionalities with the Qumu solution. The Company will also allocate sales resources to target stand-alone sales of Signal to selected vertical markets, including the media and entertainment sector.

Through the acquisition of Qumu, the Company's enterprise video communications solutions, included in the enterprise content distribution software business, are deployed primarily through the sale of software licenses, software on a server appliance and software-enabled devices. Software maintenance contracts and professional services are also sold with these solutions. The Signal solution, also included in the enterprise content distribution software business, is deployed through sale of a software license or software on a server appliance or through a cloud based Software-as-a-Service (SaaS) platform, depending on customer preference. The Company's disc publishing business earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying Consolidated Statements of Operations include the Company's sale of equipment, appliances, software-enabled devices, consumables, parts and software licenses. Service revenues on the Consolidated Statements of Operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.
Results of Operations
Revenues.
The table below describes Rimage's revenues by segment and product category (in thousands):

					Increase (Decrease)				Increase (Decrease)
	2012		2011		Between Periods		2010		Between Periods
Disc publishing
Disc publishing equipment:
Producer	$12,285	15%	$15,788	19%	$(3,503)	(22)%	$15,339	17%	$449	3%
Professional	9,517	12%	11,939	14%	(2,422)	(20)%	21,928	25%	(9,989)	(46)%
Desktop	1,977	2%	2,697	3%	(720)	(27)%	3,575	4%	(878)	(25)%
Total disc publishing equipment	23,779	30%	30,424	36%	(6,645)	(22)%	40,842	46%	(10,418)	(26)%
Recurring:
Consumables and parts	33,819	43%	40,038	48%	(6,219)	(16)%	37,904	43%	2,134	6%
Service	12,009	15%	11,412	14%	597	5%	9,985	11%	1,427	14%
Total recurring	45,828	58%	51,450	62%	(5,622)	(11)%	47,889	54%	3,561	7%
Total disc publishing	69,607	88%	81,874	98%	(12,267)	(15)%	88,731	100%	(6,857)	(8)%
Enterprise content distribution software
Software licenses and appliances	4,320	5%	693	1%	3,627	523%	—	—%	693
Service	5,516	7%	1,067	1%	4,449	417%	—	—%	1,067
Total enterprise content distribution software	9,836	12%	1,760	2%	8,076	459%	—	—%	1,760
Total	$79,443	100%	$83,634	100%	$(4,191)	(5)%	$88,731	100%	$(5,097)	(6)%
Total revenues were $79.4 million for 2012, reflecting a 5.0% reduction from total revenues of $83.6 million in 2011, which decreased 5.7% from total revenues of $88.7 million in 2010. The $4.2 million decline in total revenues from 2011 to 2012 reflects a $12.3 million reduction in disc publishing product line revenues, partially offset by an $8.1 million increase in revenues generated by the enterprise content distribution software business. Consolidated product revenues decreased $9.2 million from the prior year, while consolidated service revenues increased $5.0 million. In the aggregate, currency fluctuations decreased consolidated revenues for the year ended December 31, 2012 by $1.7 million, or 2%.
The $12.3 million decrease in disc publishing revenues from 2011 to 2012 consists of declines of $6.6 million and $6.2 million in equipment revenues and consumables and parts revenues, respectively, partially offset by a $0.6 million increase in service revenues. The decrease in disc publishing equipment revenues was driven by sales declines in both Europe and the U.S. Sales to the Company's European channel partners were negatively impacted by continued economic challenges impacting European markets, increased competition and the negative impact of foreign currency fluctuations. Equipment sales in the U.S. were negatively impacted by a significant sale to the government sector in last year's third quarter that did not reoccur in the current year, as well as reduced sales in the Company's U.S. retail market, where sales can fluctuate significantly between periods. The decline in U.S. consumable sales in the current year was primarily due to decreased usage of consumable products by the Company's retail customers and other segments of the Company's customer base.
The $8.1 million increase in revenues generated by the enterprise content distribution software business from 2011 to 2012 was driven by the inclusion of Qumu operations for a full year in 2012 compared to the post-acquisition period subsequent to October 10, 2011 for the prior year, and also the closing and fulfillment of several large enterprise sales contracts in the last half of 2012. The increase in revenues consisted of $3.6 million in software, software on server appliances and software-enabled devices and $4.4 million in services, comprised of software maintenance contracts, subscription licenses and professional services. During the second quarter of 2012, the Company announced that Qumu had partnered with one of its key managed service providers to close a multi-year, multi-million dollar contract with a Fortune 50 corporation. The Company will recognize revenue related to this transaction over the term of the agreement and began recognizing revenue in the third quarter of 2012. Qumu continued to build sales momentum in the last half of 2012 with several new enterprise customers, ending the year with a contracted commitment backlog of $12.7 million. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
The $5.1 million decline in total revenues from 2010 to 2011 reflects a $6.9 million reduction in disc publishing product line revenues, partially offset by $1.8 million in new revenues generated by the enterprise content distribution software business as a result of the Company’s acquisition of Qumu effective October 10, 2011. The $5.1 million decrease in total revenues consists of a $7.6 million decrease in product revenues and a $2.5 million increase in service revenues. The aggregate decline in product revenues reflects an $8.3 million reduction in sales of disc publishing products, partially offset by $0.7 million in new product revenues generated by the enterprise content distribution software product line. The increase in total service revenues resulted from an increase in disc publishing revenues of $1.4 million and new service revenues of $1.1 million generated from the enterprise content distribution software product line. Foreign currency fluctuations increased 2011 consolidated revenues by $1.4 million relative to 2010.
The $8.3 million reduction in product revenues in the disc publishing product line in 2011 as compared to the prior year reflects a $10.4 million reduction in equipment revenues, partially offset by a $2.1 million increase in consumables and parts sales. The decrease in equipment sales reflects declines in the volume of Professional Series and Desktop Series equipment sales of $10.0 million and $0.8 million, respectively, partially offset by an increase in sales of Producer Series equipment of $0.4 million. The reduction in sales of Professional Series equipment was largely driven by an $8.9 million decline in sales of these products in the U.S. retail market segment, due primarily to the completion in the first quarter of 2011 of a multi-system sales agreement with a retail customer obtained in the second quarter of 2010. A $1.4 million sale to a federal law enforcement agency in the third quarter of 2010 and a reduced volume of sales in Europe also contributed to the decline in Professional Series equipment revenues as compared to the prior year. The increase in sales of Producer Series products was primarily impacted by a $1.1 million sale in the third quarter to a federal law enforcement agency and also sales to a U.S. retail customer in the second quarter. The shift in the distribution of sales from Professional to Producer Series equipment resulted in an aggregate increase in average selling prices, which partially offset the impact of decreased sales volumes. The growth in sales of consumable products was driven by a $2.0 million increase in sales of media and media kits primarily to U.S. and Asian channel partners. The increase in channel partner sales was impacted by the Company’s sales model change in 2010, which caused key distributors in the U.S. to reduce purchases and sell through remaining media kit inventories in the first quarter of 2010, pending termination of the distributor agreements effective March 31, 2010.
The increase in disc publishing service related revenues in 2011 relative to 2010 of $1.4 million was primarily the result of a significant increase in the installed base of systems covered by a maintenance contract, driven largely by the multi-system sales to a U.S. retail customer starting in the second quarter of 2010 and continuing through 2011. Service revenues also rose internationally as the Company increased its attachment of maintenance contracts to new system sales.
International revenues, inclusive of the impact of currency changes, decreased 12% from 2011 to 2012 and comprised 35% of total revenues, compared to 38% in 2011 and 35% in 2010. The decline in international revenues in 2012 relative to 2011 was driven by a 12% aggregate decrease in revenues in the Company’s European markets and a 12% aggregate decrease in revenues in the Company’s Asian and Latin American markets. The current-year reduction in sales in the Company’s European markets was the result of a challenging economic environment, the impact of increased competition and the unfavorable impact of foreign currency fluctuations which decreased reported European sales by approximately 9% in 2012. The European market, however, continued to generate the majority of international sales.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise content distribution software business, whether Qumu structures its software license arrangements with customers as term or perpetual licenses, which impacts the timing of revenue recognition, the Company's ability to successfully commercialize its Signal online content delivery solution as an integrated enhancement to the distribution capabilities of the Qumu product line and as a stand-alone solution, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and Japan, the rate of adoption of the Company's solutions-based products in targeted vertical markets and the rate of technology substitution for disc publishing products. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company's products in its targeted markets, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 48.7% for the year ended December 31, 2012, compared to 50.2% and 49.0% for the years ended December 31, 2011, and 2010, respectively. Gross profit as a percentage of sales for the Company’s disc publishing and enterprise content distribution software businesses in 2012 was 47% and 60%, respectively. The content distribution software margins are inclusive of the impact of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition. Amortization expense related to the developed technology intangible asset of $0.8 million and $0.2 million for the years ended December 31, 2012 and 2011 had an 8% and 11% unfavorable impact on content distribution software gross margins for the respective years. An impairment charge of $1.8 million related to developed technology is included within operating expenses in a separate line item, “Goodwill and intangible asset impairment charge.” Gross profit will be favorably impacted over the remaining life of the technology intangible asset by approximately $0.1 million per quarter due to reduced amortization related to this impairment.
The decline in consolidated gross profit as a percentage of total revenues from 2011 to 2012 was primarily impacted by a lower volume of equipment sales in the disc publishing business, which typically generate higher margins than other disc publishing products. Further, a reduced volume of Producer equipment sales in 2012 led to lower production levels and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues. Partially offsetting the unfavorable impact in the current year of a reduced volume of equipment sales in the disc publishing product line was the impact of the Company incurring higher media prices and air freight costs in the first half of 2011 to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 2011 earthquake and tsunami in Japan. Additionally, inclusive of the impact of amortization expense, the enterprise content distribution software business contributed a 1.6 percentage point favorable impact to gross profit as a percentage of total revenues for 2012. Enterprise content distribution software margins in 2012 were favorably impacted by an increased volume and concentration of higher margin software license revenues relative to 2011.

Consolidated gross profit as a percentage of sales improved from 49.0% in 2010 to 50.2% in 2011. In 2011, the Company's disc publishing and enterprise content distribution software businesses generated gross margins of 50.4% and 52.8%, respectively. Gross profit for the enterprise content distribution software business included the impact of $0.2 million of amortization expense associated with intangible assets acquired as a result of the Qumu acquisition and contributed 0.1% to gross profit as a percentage of total revenues.
Contributing to higher margins in the disc publishing product line in 2011 relative to 2010 were improvements in service-related margins stemming from an increase in maintenance contract revenues coupled with reductions in support costs as a result of changes initiated in 2010 in the Company's global service model. The service cost reductions included lower compensation from a reduction in personnel, a reduced requirement for replacement parts under maintenance contracts, and the sale of lower cost on-site maintenance contracts. Also favorably impacting gross profit as a percentage of revenue in 2011 relative to 2010 was a shift in the mix of equipment sales to higher margin products, due primarily to a decrease in sales of Professional Series products relative to Producer Series products, driven primarily by decreased sales in the U.S. retail market segment. The improvement in equipment margins occurred as Professional Series products generally carry lower selling prices and gross margins than Producer Series products, and sales in the retail market generally carry lower selling prices than other markets. Gross profit as a percentage of revenues for 2011 compared to 2010 also benefited from increased selling prices primarily for consumable products in the Company's U.S. and major European markets, reflecting the impact of removing distributors from these markets effective April 1, 2010.
Gross profit as a percentage of total disc publishing revenues in 2011 was unfavorably impacted by higher media prices and air freight costs in the second quarter to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 11, 2011 earthquake and tsunami in Japan, reducing gross margin by nearly 0.3 percentage points. Relative to 2010, gross margins in 2011 were also unfavorably impacted by an increased volume and concentration of sales of media and media kits, which have lower margins than sales of ribbons and ink cartridges, and comprised 22% of disc publishing product line sales in 2011 compared to 18% in 2010.
Future gross profit margins will continue to be affected by many factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations. Future gross margins will also be impacted by the rate of growth of the Company's enterprise content distribution software business, which has historically generated higher gross margins than the Company's disc publishing business. This benefit will continue to be partially offset in future years from the inclusion of amortization expense associated with intangibles acquired as a result of the Qumu acquisition, expected to approximate $0.6 million in 2013.
Operating Expenses. Total operating expenses were $78.4 million in 2012, compared to $37.6 million in 2011 and $31.9 million in 2010. The $40.8 million increase in operating expenses from 2011 to 2012 occurred primarily as a result of $29.5 million of non-cash charges incurred for the impairment of goodwill and intangible assets associated with the enterprise content distribution software business and an approximate $13.6 million increase in operating expenses to support this business, partially offset by a decline in operating expenses associated with the disc publishing business of approximately $0.6 million and the absence of non-recurring expenses of $1.7 million associated with the acquisition of Qumu in the fourth quarter of 2011.
Total research and development expenses were $11.9 million, $7.3 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing 14.9%, 8.7% and 7.3% of revenues, respectively. The $4.6 million rise in expenses from 2011 to 2012 reflects an increase of $3.9 million to support a full year of software development associated with Qumu's video communications product line, included in the Company's enterprise content distribution software business. The Signal secure online content delivery solution, also included in the enterprise content distribution software business, contributed another $0.1 million to the increase. The remaining increase over the prior-year resulted primarily from engineering expenses incurred to support the release of the Company's follow-on Producer and Professional Series disc publishing products late in the third quarter and fourth quarter of 2012.
The $0.8 million increase in total research and development expenses from 2010 to 2011 reflects post-acquisition expenses of $1.1 million generated by Qumu, partially offset by a $0.3 million reduction in expenses from the Company's other development activities. The $0.3 million decrease in research and development activities exclusive of Qumu was the result of a lower level of expenses incurred in 2011 to support new development projects, impacted by a higher level of outside services in 2010 to support initial development work on the Signal secure online content delivery solution, which continued under development in 2011 and 2012. Partially offsetting these declines was the impact of costs incurred to build an infrastructure and initial employee base for a development center in India established in early 2011. Additionally, compensation related costs increased in 2011, reflecting the impact of personnel additions during 2010 to support the development of Signal and other new products in the Company's disc publishing product line.
Rimage anticipates its expenditures for research and development in 2013 will increase from the levels experienced during 2012 to support additional investments in the Company's enterprise content distribution software business and continued product development initiatives to support the disc publishing product line.
Total selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were $36.0 million, $30.1 million and $25.4 million, respectively, representing 45.4%, 36.0% and 28.7% of revenues, respectively.
The $5.9 million increase in selling, general and administrative expenses from 2011 to 2012 primarily reflects the impact of a full year of expenses to support Qumu's enterprise video communications product line and also a higher level of expenses to support the introduction in the second quarter of the Company's internally developed Signal secure online content delivery solution, contributing an additional $8.9 million to selling, general and administrative expenses. Additionally, the Company incurred a charge of approximately $0.4 million in the third quarter 2012 for the settlement of a patent infringement lawsuit associated with its disc publishing products. Partially offsetting this charge and the expense growth driven by the enterprise content distribution software business was the impact of incurring $1.7 million in expenses in 2011 for transaction costs associated with the acquisition of Qumu, expense reductions in disc publishing sales and marketing and the impact of currency fluctuations primarily in the Company's European operations, which reduced selling, general and administrative expenses in the disc publishing business by $0.6 million.
The $4.7 million increase in selling, general and administrative expenses from 2010 to 2011 was attributable to $2.1 million of expenses incurred by Qumu subsequent to the acquisition in October 2011 and a $2.6 million increase in expenses from the Company's remaining operations. The $2.6 million increase in selling, general and administrative expenses in 2011 from 2010 includes $1.7 million of nonrecurring transaction costs associated with the acquisition of Qumu. Additionally, currency fluctuations primarily affecting the Company's European operations increased expenses by $0.5 million in 2011 compared to the prior year. Other factors that increased expenses in 2011 relative to 2010 included the impact of investments made to strengthen the Company's core business and implementation of its growth strategy. Such costs included investments in the Company's sales and marketing organization to support solutions-based sales, increased compensation-related costs stemming from personnel additions, including costs to restructure the European sales organization, increased consulting costs, and expenses incurred by the Company's majority-owned Chinese joint venture as it continued to establish its employee base and support infrastructure. Increased legal expenses associated with a patent infringement lawsuit further contributed to expense growth in 2011. Factors that decreased expenses in 2011 relative to 2010 included the impact of $0.3 million of one-time separation costs in the third quarter of 2010 associated with the departure of an executive officer and expenses to establish the Company's majority-owned Chinese joint venture in the third quarter of 2010. Additionally, the Company incurred a lower level of expenses in 2011 for recruiting activities and promotional programs.
Rimage anticipates selling, general and administrative expenses in 2013 will be comparable to the levels experienced during 2012 as the Company continues to invest in sales and marketing to support growth in its enterprise content distribution software business and optimizes expenses in line with disc publishing revenues.
During the year ended December 31, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment. The Company concluded that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company's stock price during the third quarter resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth to-date and forecasted for its enterprise content distribution software segment. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company's Consolidated Statements of Operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise content distribution software reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangibles requires management judgment for many of the inputs.
Amortization of Purchased Intangibles. Operating expenses in 2012 and 2011 include $1.0 million and $0.2 million, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu in October 2011. Operating expenses in 2013 are expected to include approximately $0.6 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $0.1 million, $0.2 million and $0.5 million in 2012, 2011 and 2010, respectively. The year-over-year decline in interest income was the result of a reduction in average effective yields stemming from the Company’s transition to investments in lower yield money market and U.S. treasury securities, as well as an environment of generally lower interest rates. Augmenting the impact of lower effective yields in 2012 and 2011 was a reduction in cash equivalent and marketable securities balances, largely impacted by the Company’s use of approximately $39 million in cash to acquire Qumu in October 2011. Other income for the year ended December 31, 2012 also included a net loss on foreign currency transactions of $0.1 million. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes on income or loss. For the years ended December 31, 2012, 2011 and 2010, income tax expense amounted to $8.8 million, $2.0 million and $4.5 million, respectively, representing 22.1%, 42.8% and 37.2% of income or loss before income taxes, respectively.
The effective tax rate in 2012 includes the impact of a discrete charge for the establishment in the third quarter of 2012 of a valuation allowance against the Company's U.S. deferred tax assets. The Company established a valuation allowance as a result of a determination that it was not “more likely than not” that the Company would realize all deductible temporary differences and loss and credit carryforwards in the near-term future. The increase in the effective tax rate in 2011 relative to 2010 was primarily the result of nondeductible transaction expenses associated with the acquisition of Qumu. Partially offsetting the unfavorable impact of the above was an increase in the federal research credit resulting from an increase in qualifying development projects, including those introduced as a result of the acquisition of Qumu.
Net Income (Loss) / Net Income (Loss) Per Share. Net income (loss) for the years ended December 31, 2012, 2011 and 2010 amounted to ($48.3) million, $2.8 million and $7.7 million, representing (60.8)%, 3.4% and 8.7% of revenues, respectively. Related net income (loss) per diluted share amounts were ($4.85) in 2012, $0.29 in 2011 and $0.80 in 2010.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and meet anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At December 31, 2012, the Company had working capital of $56.1 million, down $22.1 million from working capital reported at December 31, 2011. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the year ended December 31, 2012 of $4.6 million, repurchases of common stock of $9.8 million, payment of $5.2 million in dividends, purchases of property and equipment of $2.5 million and issuance of a $0.5 million note receivable, partially offset by $2.7 million of favorable changes in operating assets and liabilities. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.

Since October 2010, the Company’s Board of Directors has approved cumulative common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. A summary of the Company's repurchase activity is presented in the table below (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Common stock shares repurchased under board authorized plan	1,569	459	117
Average purchase price per share	$6.22	$13.15	$15.56
Shares available under board authorizations at December 31, 2012	778
The following table sets forth the quarterly cash dividends authorized and paid by the Company in 2012 and 2011 (in thousands, except per share amounts):

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2012
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180
2011
First Quarter	—	—	$—	$—
Second Quarter	2/23/11	4/15/11	0.10	950
Third Quarter	6/15/11	7/15/11	0.10	959
Accelerated Third Quarter Payment	7/26/11	9/15/11	0.10	937
Fourth Quarter	10/7/11	12/15/11	0.17	1,749
Total			$0.47	$4,595

On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment to focus its capital distribution efforts on the common stock repurchase plan described previously. The Company does not currently expect to pay a dividend in 2013.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and purchases of inventory. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and inventory requirements as the Company continues to increase its investment in resources to support the growth of the enterprise content distribution software business and optimizes costs and reduces inventory purchases in line with revenues in the disc publishing business.
Net cash provided by or used in operating activities amounted to a net use of cash of $1.9 million, and a net generation of cash of $7.1 million and $11.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The $9.0 million decrease in cash from operating activities in 2012 relative to 2011 resulted from a $10.2 million decrease in net income adjusted for non-cash and non-operating items, partially offset by changes in operating assets and liabilities producing a $1.2 million larger increase in cash. Primarily contributing to the change in operating assets and liabilities compared to the prior year were favorable changes of $1.7 million in inventories, $1.7 million in prepaid income taxes and $1.2 million in trade accounts payable, partially offset by a $3.7 million unfavorable change in deferred income. The favorable change in inventories compared to the prior year occurred as the Company reduced inventory purchases in the current year in response to lower product demand. The favorable change in trade accounts payable compared to the prior year was impacted primarily by reduced inventory purchases and timing of related payments. The favorable change in prepaid income taxes was primarily due to a significant reduction in estimated tax payments stemming from the Company's pre-tax loss position in 2012 compared to generation of taxable income in 2011 and 2010. The unfavorable change in deferred income compared to the prior year primarily resulted from a smaller increase in the current period stemming primarily from a $3.5 million sale of new maintenance contracts to a retail customer in the prior year under a multi-system sales agreement, followed by a significant volume of retail contract renewals, partially offset by an increase in maintenance contract attachments for the Company's disc publishing systems and an increase in software related revenue deferrals for the Company's enterprise content distribution software business.
Investing activities consumed net cash of $24.5 million and $34.5 million in 2012 and 2011, respectively, and provided net cash of $24.1 million in 2010. The $24.5 million net use of cash in 2012 was driven primarily by $21.5 million in purchases of marketable securities, net of related maturities and sales. Comparatively, maturities of marketable securities increased cash and cash equivalents by $8.6 million in 2011 and $28.6 million in 2010. The $34.5 million net use of cash in 2011 was driven primarily by the Company's net outlay of $39.4 million in cash as part of its acquisition of Qumu in October 2011, and additionally, a $2.0 million equity investment in Briefcam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Investing activities in each year also included purchases of property and equipment of $2.5 million in 2012, $1.2 million in 2011, and $4.2 million in 2010. Capital expenditures in 2012 consisted primarily of leasehold improvements and office equipment associated with the Company's facility in San Bruno, California and the second installment payment of $0.3 million for software source code acquired and capitalized by the Company's joint venture in late 2010. Capital expenditures in 2011 consisted primarily of the first installment payment of $0.4 million for software source code, described above, and office equipment. Capital expenditures in 2010 included $2.4 million of production tooling capitalized by the Company in late 2009 associated with a new product line launched during the first quarter of 2010. Remaining capital expenditures during 2010 consisted primarily of costs to support the Company’s enhancement of its enterprise resource management system and office equipment. Capital expenditures in 2013 are currently expected to amount to less than $1 million.
Financing activities used net cash of $15.0 million, $10.4 million and $0.3 million in 2012, 2011 and 2010, respectively. The net use of cash in financing activities in each year was largely attributable to the Company’s repurchase of shares of its common stock, requiring $9.8 million, $6.0 million and $1.8 million in 2012, 2011 and 2010, respectively. Additionally, the Company paid dividends on outstanding shares of its common stock of $5.2 million and $4.6 million in 2012 and 2011, respectively. Financing activities in 2011 and 2010 included proceeds from employee stock plans of $0.3 million and $0.9 million, respectively. A $0.6 million equity investment from the noncontrolling interest in the Company’s majority-owned joint venture in China positively impacted financing activities in 2010.
A summary of Rimage’s contractual obligations for minimum lease payments under non-cancelable operating or capital leases and income tax liabilities under Accounting Standards Codification (“ASC”) Topic 740 at December 31, 2012 is as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Operating leases	$3,260	$991	$670	$489	$436	$447	$227
Capital leases (1)	43	22	21	—	—	—	—
Income tax liabilities under ASC 740 (2)	—	—	—	—	—	—	—
Total contractual cash obligations	$3,303	$1,013	$691	$489	$436	$447	$227

(1)	Amounts include principal and interest.

(2)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2012 to be paid to the applicable tax authorities in 2013. The full balance of unrecognized tax benefits under ASC 740 of $1.0 million at December 31, 2012, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2012.

Revenue Recognition. Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a managed service. The Company also sells software-enabled devices, other non-software elements, software maintenance support contracts and optional professional services as part of the Qumu product offering.
The following minimum criteria must be satisfied to enable revenue recognition for the Company's products and services:

•
Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders, and sales invoices are sent upon delivery of the product.

•
Delivery has occurred. Product has been transferred to the customer or the customer's designated delivery agent, at which time risk of loss transfers. In the case of licensed software, delivery occurs upon providing the customer access to the software by electronic download.

•	The sales price is fixed or determinable. All sales prices are fixed at the time of the sale.

•
Collectability is reasonably assured. All sales are made on the basis that collection is expected in line with the Company's payment terms as outlined in the non-cancelable purchase order or contract, and such terms are consistent with industry practice in the geographies in which the Company markets its products.

The following provides additional information regarding the Company's revenue recognition policies by business segment.
Enterprise Content Distribution Software Revenue
Revenue generated by the enterprise video communications product platform, included in the Company's enterprise content distribution software business acquired as part of the Company's purchase of Qumu, primarily includes the sale of software licenses, software licensed on a server appliance and software-enabled devices sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include optional professional services and other non-software elements.
For arrangements that include both software-related and non-software-related elements, the Company allocates revenue to the software deliverables and non-software deliverables based on relative selling price. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: a) vendor-specific objective evidence (VSOE) of selling price, b) third-party evidence of selling price and c) best estimate of selling price (estimated selling price). When the Company is unable to establish a selling price using VSOE or third party evidence, it uses the estimated selling price to allocate the arrangement fees to the deliverables. Revenue for non-software elements is generally determined based on third party evidence of selling price or estimated selling price and is recognized upon delivery, to the extent all other criteria required for revenue recognition have been met. Revenue for software-related elements is recognized as described below.
For software-related elements included in sales arrangements, the Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance support as well as its professional services. The Company has established VSOE for the fair value of the maintenance contracts based on the price charged when the element is sold separately. The fair value of the professional services can generally be established based on the rates charged for those services when sold separately. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
Revenue from maintenance contracts providing technical support and software update and upgrade rights is recognized ratably over the term of the maintenance contracts. Since the Company is generally able to determine VSOE for the professional service revenues and these services are not essential to the functionality of the software, revenue from such services is recognized as the services are performed.
When VSOE has been established for all undelivered elements, revenue from software sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require undelivered services that are essential to the functionality of the software.
The Company also sells the software licenses and bundled maintenance under a subscription arrangement. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.

Disc Publishing Revenue
Revenue for product sales (including equipment and consumables), which do not include any requirement for installation or training, is recognized on shipment or delivery, to the extent all other criteria required for revenue recognition have been met.
Revenue for separately-priced maintenance contracts and installation services associated with the Company's disc publishing products is deferred until earned. A standard product sale by the Company does not require a commitment on the Company's part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.
In an arrangement including disc publishing equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company's stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.
A limited number of multiple-element sales arrangements targeted for the law enforcement sector of the Company's disc publishing business include both software-related and non-software elements. For these transactions, arrangement consideration is allocated between the software-related and non-software elements based on relative selling price. As the Company has not established VSOE for the software maintenance element of such arrangements, revenue associated with the software-related elements, e.g., software and associated maintenance support, is deferred and recognized over the term of the maintenance agreement. Revenue for the non-software elements is determined based on estimated selling price and recognized upon delivery, to the extent all other criteria required for revenue recognition have been met.
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
Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2012, the Company carried a valuation allowance totaling $14.0 million against the Company's U.S. deferred tax assets and a valuation allowance aggregating $1.0 million to reduce the full tax benefit of loss carryforwards for a subsidiary in Japan, a majority-owned joint venture China and a subsidiary in Singapore.
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
Stock-Based Compensation. The Company recognizes compensation expense on a straight-line basis over the vesting period. The Company recognized stock-based compensation costs of approximately $2.1 million, $2.0 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Valuation of Intangible Assets and Goodwill. When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. The fair value of intangible assets acquired in 2011, including trade names, developed technology, in-process research and development and customer relationships, was based on management’s forecasted cash inflows and outflows using a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation of management’s assumptions. Intangible assets are being amortized over their estimated economic lives, ranging from 5 to 15 years. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.
Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company’s annual assessment includes a comparison of the carrying amount of the net assets, including goodwill, to the fair value. If the carrying amount exceeds the fair value, goodwill may be impaired. As of September 30, 2012, management concluded that certain indicators of impairment were present. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment. See Note 9, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded.
Impairment of Long-lived Assets. Long-lived assets at December 31, 2012, consisted of property and equipment, including capitalized internally developed software costs, acquired intangible assets, and software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. The Company recorded a $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment during the third quarter of 2012.
New Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen, Chinese Yuan and Singapore dollar to the U.S. dollar as the financial position and operating results of the

Company’s foreign subsidiaries and majority-owned joint venture are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
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

	Expected Maturity or Transaction Date
	2013	Thereafter	Total	Fair Value
	(US$ equivalent in thousands)
Anticipated Transactions and Related Derivatives
Forward Exchange Agreements (Receive $US/Pay €)
Contract Amount	$182	$—	$182	$(8)
Average Contractual Exchange Rate	1.262	—	1.262
A hypothetical 10% appreciation or depreciation in the value of the U.S. dollar relative to the Euro as of December 31, 2012, assuming all other variables are held constant, would result in a larger gain or loss in fair value of approximately $11,000 than that reflected above as of December 31, 2012.

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
Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rimage Corporation:

We have audited the accompanying consolidated balance sheets of Rimage Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2012, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rimage Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rimage Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of Rimage Corporation and subsidiaries' internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Rimage Corporation:

We have audited Rimage Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and its assessment of its effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rimage Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2013

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except share data)

Assets	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$28,644	$70,161
Marketable securities	21,496	—
Receivables, net of allowance	13,055	15,496
Inventories	6,036	6,198
Prepaid income taxes	3,851	1,149
Prepaid expenses and other current assets	2,628	1,902
Deferred income taxes - current	240	3,531
Total current assets	75,950	98,437
Property and equipment, net	5,966	6,177
Intangible assets, net of amortization	9,964	19,238
Goodwill	—	22,218
Deferred income taxes - non-current	606	8,589
Other assets - non-current	3,077	3,001
Total assets	$95,563	$157,660
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,192	$5,469
Accrued compensation	4,789	5,231
Other accrued expenses	838	916
Deferred income and customer deposits	8,941	8,492
Other current liabilities	47	48
Total current liabilities	19,807	20,156
Long-term liabilities:
Deferred income - non-current	4,374	4,769
Income taxes payable - non-current	95	96
Other non-current liabilities	660	339
Total long-term liabilities	5,129	5,204
Total liabilities	24,936	25,360
Commitments and contingencies (Notes 13 and 19)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,653,932 and 10,203,734, respectively	87	102
Additional paid-in capital	56,706	54,835
Retained earnings	13,615	76,875
Accumulated other comprehensive income	116	128
Total Rimage stockholders’ equity	70,524	131,940
Noncontrolling interest	103	360
Total stockholders’ equity	70,627	132,300
Total liabilities and stockholders’ equity	$95,563	$157,660
See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
Revenues:
Product	$61,918	$71,155	$78,746
Service	17,525	12,479	9,985
Total revenues	79,443	83,634	88,731
Cost of revenues:
Product	31,793	34,767	37,981
Service	8,989	6,846	7,240
Total cost of revenues	40,782	41,613	45,221
Gross profit	38,661	42,021	43,510
Operating expenses:
Research and development	11,866	7,257	6,506
Selling, general and administrative	36,039	30,093	25,432
Goodwill and intangible asset impairment charge	29,548	—	—
Amortization of purchased intangibles	952	223	—
Total operating expenses	78,405	37,573	31,938
Operating income (loss)	(39,744)	4,448	11,572
Other income (expense):
Interest, net	75	195	507
Gain (loss) on currency exchange	(145)	17	14
Other, net	26	9	3
Total other income, net	(44)	221	524
Income (loss) before income taxes	(39,788)	4,669	12,096
Income tax expense	8,809	1,997	4,494
Net income (loss)	(48,597)	2,672	7,602
Net loss attributable to the noncontrolling interest	259	163	98
Net income (loss) attributable to Rimage	$(48,338)	$2,835	$7,700
Net income (loss) per basic share	$(4.85)	$0.29	$0.81
Net income (loss) per diluted share	$(4.85)	$0.29	$0.80
Basic weighted average shares outstanding	9,971	9,674	9,524
Diluted weighted average shares outstanding	9,971	9,699	9,596
See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Net income (loss)	$(48,597)	$2,672	$7,602
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(12)	(106)	(294)
Change in net unrealized gain on marketable securities, net of tax	—	(83)	(166)
Total other comprehensive loss	(12)	(189)	(460)
Total comprehensive income (loss)	(48,609)	2,483	7,142
Net loss attributable to the noncontrolling interest	(259)	(163)	(98)
Foreign currency translation adjustments attributable to the noncontrolling interest	2	17	16
Comprehensive loss attributable to the noncontrolling interest	(257)	(146)	(82)
Comprehensive income (loss) attributable to Rimage	$(48,352)	$2,629	$7,224

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2009	9,472	$94	$40,296	$78,782	$777	$—	$119,949
Net income	—	—	—	7,700	—	(98)	7,602
Other comprehensive income (loss), net of taxes	—	—	—	—	(460)	16	(444)
Stock issued for employee stock plans	105	1	944	—	—	—	945
Issuance of restricted stock	20	—	—	—	—	—	—
Contribution from noncontrolling interest	—	—	—	—	—	588	588
Net tax benefit relating to exercise of stock options	—	—	(114)	—	—	—	(114)
Stock-based compensation	—	—	1,936	—	—	—	1,936
Repurchase of common stock	(117)	—	—	(1,825)	—	—	(1,825)
Balance at December 31, 2010	9,480	$95	$43,062	$84,657	$317	$506	$128,637
Net income	—	—	—	2,835	—	(163)	2,672
Other comprehensive income (loss), net of taxes	—	—	—	—	(189)	17	(172)
Stock issued for employee stock plans	37	—	278	—	—	—	278
Issuance of restricted stock	146	1	(1)	—	—	—	—
Stock issued in acquisition	1,000	10	9,534	—	—	—	9,544
Net tax reductions relating to exercise and expiration of stock options	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	1,981	—	—	—	1,981
Cash dividends	—	—	—	(4,595)	—	—	(4,595)
Repurchase of common stock	(459)	(4)	—	(6,022)	—	—	(6,026)
Balance at December 31, 2011	10,204	$102	$54,835	$76,875	$128	$360	$132,300
Net loss	—	—	—	(48,338)	—	(259)	(48,597)
Other comprehensive income (loss), net of taxes	—	—	—	—	(12)	2	(10)
Issuance of restricted stock	24	—	—	—	—	—	—
Redemption of stock to cover tax withholding on restricted stock	(5)	—	(39)	—	—	—	(39)
Net tax reductions relating to expiration of stock options	—	—	(214)	—	—	—	(214)
Stock-based compensation	—	—	2,124	—	—	—	2,124
Cash dividends	—	—	—	(5,180)	—	—	(5,180)
Repurchase of common stock	(1,569)	(15)	—	(9,742)	—	—	(9,757)
Balance at December 31, 2012	8,654	$87	$56,706	$13,615	$116	$103	$70,627

See accompanying notes to consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from (used in) operating activities:
Net income (loss)	$(48,597)	$2,672	$7,602
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Goodwill and intangible assets impairment charge	29,548	—	—
Depreciation and amortization	4,332	2,937	2,108
Deferred income tax expense (benefit)	7,899	(2,096)	(123)
Loss on disposal of property and equipment	47	34	9
Stock-based compensation	2,124	1,980	1,937
Excess tax benefits from stock-based compensation	—	(13)	(58)
Changes in operating assets and liabilities:
Receivables	2,631	2,372	(302)
Inventories	143	(1,545)	(429)
Prepaid income taxes / income taxes payable	475	(1,246)	276
Prepaid expenses and other current assets	(508)	(296)	(25)
Trade accounts payable	(214)	(1,414)	1,213
Accrued compensation	(276)	114	44
Other accrued expenses and other current liabilities	(238)	(155)	(286)
Deferred income and customer deposits	69	3,720	(325)
Other long-term liabilities	640	—	—
Net cash provided by (used in) operating activities	(1,925)	7,064	11,641
Cash flows from investing activities:
Cash paid for acquisition of business, net of cash acquired	—	(39,379)	—
Purchase of cost method investment	—	(2,000)	—
Purchases of marketable securities	(54,491)	—	—
Maturities of marketable securities	18,000	8,585	28,555
Sales of marketable securities	14,999	—	—
Issuances of notes receivable	(500)	(500)	(290)
Purchases of property and equipment	(2,521)	(1,177)	(4,178)
Net cash provided by (used in) investing activities	(24,513)	(34,471)	24,087
Cash flows from financing activities:
Repurchase of common stock	(9,758)	(6,028)	(1,826)
Common stock repurchases to settle employee withholding liability	(39)	—	—
Payment of dividends	(5,180)	(4,595)	—
Contribution from noncontrolling interest	—	—	588
Principal payments on capital lease obligations	(21)	(20)	(19)
Excess tax benefits from stock-based compensation	—	13	58
Proceeds from employee stock plans	—	279	944
Net cash used in financing activities	(14,998)	(10,351)	(255)
Effect of exchange rate changes on cash	(81)	(63)	2
Net increase (decrease) in cash and cash equivalents	(41,517)	(37,821)	35,475
Cash and cash equivalents, beginning of year	70,161	107,982	72,507
Cash and cash equivalents, end of year	$28,644	$70,161	$107,982
Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(218)	$5,412	$4,346
Non-cash investing and financing activities:
Stock issued for acquisition of business	$—	$9,544	$—

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
Rimage helps businesses deliver digital content directly and securely to their customers, employees and partners. Rimage's Qumu business provides enterprise content distribution software to the rapidly growing enterprise video communications market and is an innovator in the secure mobile delivery of rich content. Rimage's disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs.
Revenue Recognition
Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a managed service. The Company also sells software-enabled devices, other non-software elements, software maintenance support contracts and optional professional services as part of the Qumu product offering.
The following minimum criteria must be satisfied to enable revenue recognition for the Company's products and services:

•
Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders, and sales invoices are sent upon delivery of the product.

•
Delivery has occurred. Product has been transferred to the customer or the customer's designated delivery agent, at which time risk of loss transfers. In the case of licensed software, delivery occurs upon providing the customer access to the software by electronic download.

•	The sales price is fixed or determinable. All sales prices are fixed at the time of the sale.

•
Collectability is reasonably assured. All sales are made on the basis that collection is expected in line with the Company's payment terms as outlined in the non-cancelable purchase order or contract, and such terms are consistent with industry practice in the geographies in which the Company markets its products.

The following provides additional information regarding the Company's revenue recognition policies by business segment.
Enterprise Content Distribution Software Revenue
Revenue generated by the enterprise video communications product platform, included in the Company's enterprise content distribution software business acquired as part of the Company's purchase of Qumu, primarily includes the sale of software licenses, software licensed on a server appliance and software-enabled devices sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include optional professional services and other non-software elements.

For arrangements that include both software-related and non-software-related elements, the Company allocates revenue to the software deliverables and non-software deliverables based on relative selling price. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: a) vendor-specific objective evidence (VSOE) of selling price, b) third-party evidence of selling price and c) best estimate of selling price (estimated selling price). When the Company is unable to establish a selling price using VSOE or third party evidence, it uses the estimated selling price to allocate the arrangement fees to the deliverables. Revenue for non-software elements is generally determined based on third party evidence of selling price or estimated selling price and is recognized upon delivery, to the extent all other criteria required for revenue recognition have been met. Revenue for software-related elements is recognized as described below.
For software-related elements included in sales arrangements, the Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company has determined that it has VSOE for its maintenance support as well as its professional services. The Company has established VSOE for the fair value of the maintenance contracts based on the price charged when the element is sold separately. The fair value of the professional services can generally be established based on the rates charged for those services when sold separately. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
Revenue from maintenance contracts providing technical support and software update and upgrade rights is recognized ratably over the term of the maintenance contracts. Since the Company is generally able to determine VSOE for the professional service revenues and these services are not essential to the functionality of the software, revenue from such services is recognized as the services are performed.
When VSOE has been established for all undelivered elements, revenue from software sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require undelivered services that are essential to the functionality of the software.
The Company also sells the software licenses and bundled maintenance under a subscription arrangement. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.
Disc Publishing Revenue
Revenue for product sales (including equipment and consumables), which do not include any requirement for installation or training, is recognized on shipment or delivery, to the extent all other criteria required for revenue recognition have been met.
Revenue for separately-priced maintenance contracts and installation services associated with the Company's disc publishing products is deferred until earned. A standard product sale by the Company does not require a commitment on the Company's part to provide installation, set-up or training. When such services are requested, value-added resellers generally arrange and perform the service directly with the customer, with no financial interest or obligation on the part of the Company. In the situations in which the Company does provide installation or training services for customers, the Company charges separately for the service based upon its published list prices and recognizes the associated service revenue upon the successful completion of the service.
In an arrangement including disc publishing equipment, separately-priced maintenance and installation services, the amount deferred and recognized as revenue over the contract period for a separately-priced maintenance contract is the stated amount of the contract. The remaining consideration is allocated to the equipment and the installation service using the relative selling price method. The relative selling price is determined based on the Company's stand-alone selling prices, or in the absence of stand-alone selling prices, estimated selling price for the equipment and installation service.

A limited number of multiple-element sales arrangements targeted for the law enforcement sector of the Company's disc publishing business include both software-related and non-software elements. For these transactions, arrangement consideration is allocated between the software-related and non-software elements based on relative selling price. As the Company has not established VSOE for the software maintenance element of such arrangements, revenue associated with the software-related elements, e.g., software and associated maintenance support, is deferred and recognized over the term of the maintenance agreement. Revenue for the non-software elements is determined based on estimated selling price and recognized upon delivery, to the extent all other criteria required for revenue recognition have been met.
Sales Returns
The Company records an allowance for sales returns from its customers. The amount of the allowance is based upon historical trends, timing of new product introductions and other factors.
Allowance for Doubtful Accounts
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

Deferred Commissions
Sales commissions represent the direct incremental costs related to the acquisition of a sales contract that would not have been incurred but for the acquisition of that contract. The Company recognizes commissions as selling, general and administrative expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. In the case of a term license where revenue is recognized over the term of the contract, the associated deferred commission is amortized to expense over the non-cancelable term of the arrangement. The deferred commission amounts are recoverable through the related future revenue streams under non-cancelable customer contracts and also commission clawback provisions in the Company's sales compensation plans for its enterprise content distribution software business. The Company believes this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. The Company recorded deferred commission costs of $0.2 million at December 31, 2012.
Cash Equivalents
All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.
Marketable Securities
Marketable securities generally consist of U.S. treasury bills and certificates of deposit. Marketable securities are classified as short-term or long-term in the accompanying Consolidated Balance Sheet based on their effective maturity date. All marketable securities have original maturities ranging from three to twelve months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.
Sources of Supply
Many of the purchased components used to assemble the Company’s disc publishing products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. For the majority of the Company’s critical components, the Company has identified alternative suppliers. The Company depends upon a single-source supplier for its Everest printers and, beginning in March 2010, its Rimage Professional Series systems, which are a significant source of the Company’s sales. For these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although the Company owns the rights to the technology, if the Company were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to the Company’s specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if the Company obtains a new supplier for a component or product or uses an alternative component in its product, the Company may need to conduct additional testing of its products to ensure the product meets its quality and performance standards. Any delays in delivery of its product to end-users, resellers or distributors could be extended, and costs associated with the change in product manufacturing could increase.
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
Goodwill and Other Intangible Assets
Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include trade names, developed technology, in-process research and development, customer relationships and software with estimates of recoverability ranging from 5 to 16 years that are amortized generally on a straight-line basis. The

Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.
At December 31, 2011, the Company recorded goodwill of $22.2 million. The goodwill was the result of the Qumu acquisition completed in the fourth quarter as described in Note 2, "Acquisition of Qumu, Inc." Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of the net assets acquired.
On January 1, 2012, the Company adopted the principles prescribed in Financial Accounting Standards Board ("FASB") updated accounting standard which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test.
The Company's policy is to test goodwill for impairment annually during its fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. As of September 30, 2012, management concluded that certain indicators of impairment were present. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment. See Note 9, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded.
Impairment of Long-lived Assets
Long-lived assets at December 31, 2012 consisted of property and equipment, including capitalized internally developed software costs; acquired intangible assets; and software source code owned by the Company’s majority-owned joint venture established in China in August 2010. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. The Company recorded a $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment during the third quarter of 2012.
Product Warranty
The Company’s non-consumable hardware products are warranted to the end-user to ensure confidence in design, workmanship and overall quality for a period of 12 months. Warranty covers parts, labor and other associated expenses. The Company performs the majority of warranty work, while authorized distributors and dealers also perform some warranty work. Warranty expense is accrued during the warranty period based on an analysis of historical claims experience, which includes labor, freight and parts costs, with consideration of the proportion of parts that can be re-used.
The warranty accrual rollforward, including provisions and claims, is as follows (in thousands):

Years Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance
December 31, 2012	$296	$409	$(463)	$(3)	$239
December 31, 2011	231	630	(565)	—	296
December 31, 2010	221	360	(350)	—	231
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
The Company recognizes stock-based compensation on a straight-line basis over the vesting period and net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. See Note 3, "Stock-Based Compensation" for additional information on stock-based compensation.
Research and Development Costs
Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred.
Software Development Costs for Signal Secure Content Delivery Solution
During 2012, the Company continued the development of Signal, its secure online content delivery solution, and commercialization of the product occurred during August 2012. Signal will be deployed through a software license, software on a server appliance or a cloud-based SaaS platform, depending on customer preference. The Company accounted for the associated development costs under the guidance of ASC 985-20, “Costs of Software to be Sold, Leased or Marketed.” This standard provides that research and development costs incurred to establish the technological feasibility of a computer software product to be sold, leased or otherwise marketed are research and development costs and should be charged to expense when incurred. As technological feasibility for Signal was achieved coincident with the timing of its commercialization, all Signal development expenses incurred during the years ended December 31, 2012 and 2011 were expensed to research and development in the accompanying Consolidated Statements of Operations.
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
Net Income (Loss) Per Share
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
Foreign Currency Translation / Transactions
The functional currency for each of the Company’s foreign subsidiaries and majority-owned foreign joint venture is the respective local currency. The assets and liabilities of the Company’s foreign entities are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded losses on foreign currency translation in comprehensive income of $10,000, $89,000 and $278,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Comprehensive Income (Loss)
Comprehensive income consists of the Company’s net income, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale marketable securities and is presented separately in the Consolidated Statements of Comprehensive Income (loss).

Operating Leases
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease.
Taxes Collected From Customers
Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.
Shipping and Handling Charges and Related Costs
Shipping and handling charges collected from customers as part of the Company's sales transactions are included in revenues and the associated costs are included in cost of revenues in the accompanying Consolidated Statements of Operations.
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
New Accounting Pronouncements
In June 2011, the FASB issued amendments to the FASB Accounting Standards Codification relating to the financial statement presentation of comprehensive income. The amendments eliminate the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity, and require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. Upon adoption on January 1, 2012, the Company elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements.
In September 2011, the FASB issued ASU No 2010-28, “Intangibles – Goodwill and Other" that introduces the use of qualitative factors when considering the need to perform a step 1 goodwill impairment test. If the Company concludes that qualitative factors indicate that it is more likely than not that the fair value exceeds the carrying value, then they do not need to perform a step 1 goodwill impairment test. This update to ASC 350 is effective for the first quarter of 2012 and its adoption did not have a material impact on the Company’s consolidated financial statements.
2) Acquisition of Qumu, Inc.
On October 10, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) to acquire 100% of the outstanding stock of Qumu, a leading supplier of enterprise video communication solutions and social enterprise applications for business based in San Bruno, California. The acquisition was made to accelerate the Company’s growth potential in the global enterprise content distribution software market.
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
The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The aggregate purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. Management engaged the services of an independent qualified third-party appraiser to assist with establishing fair values. The fair values assigned to intangible assets were determined through the use of forecasted cash inflows and outflows and applying a relief-from royalty and a multi-period excess earnings method. These valuation methods were based on management’s estimates as of the acquisition date of October 10, 2011. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for tax purposes. Transaction costs of approximately $1.7 million were expensed as incurred and were included in the Company’s selling, general and administrative expenses.
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
The aggregate purchase price for purchase accounting of $51,275,000 reflects the cash consideration plus the valuation of issued Rimage stock at the closing price per share of $11.50 on the date of the acquisition. The purchase price allocation was finalized during the three months ended September 30, 2012 with no further changes required relative to the original allocation. See Note 9, "Goodwill and Intangible Assets" for a roll forward of the carrying value of goodwill and intangible assets and a discussion of goodwill and intangible asset impairments recorded during the year ended December 31, 2012.
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
The Company is amortizing the acquired intangible assets on a straight-line basis over their expected economic lives. Amortization expense of $0.8 million and $0.2 million related to the intangibles is reflected in cost of revenues for 2012 and 2011, respectively. Amortization expense of $1.0 million and $0.2 million is reflected in operating expenses – amortization of purchased intangibles for 2012 and 2011, respectively. The Company established deferred tax assets amounting to approximately $14.2 million for the future benefit of utilization of acquired net operating losses and other tax credits, as well as the impact of cumulative temporary book to tax differences on Qumu’s opening balance sheet. A deferred tax liability was established for approximately $7.0 million, for the estimated future impact of the difference in the book vs. tax basis of the purchased intangible assets. During the three months ended September 30, 2012, the Company established a valuation allowance on its U.S. deferred tax assets. See Note 10, "Income Taxes," for additional information.
Qumu operating results are included in the Company's Consolidated Statements of Operations in the Company's enterprise content distribution software segment from the date of acquisition. The following table contains unaudited pro forma results for the years ended December 31, 2011 and 2010, as if the Qumu acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Years Ended December 31,
	2011		2010
	Reported	Pro Forma (Unaudited)	Reported	Pro Forma (unaudited)
Net sales	$83,634	$94,092	$88,731	$98,326
Net earnings	2,835	308	7,700	3,264
Net earnings per share:
Basic	$0.29	$0.03	$0.81	$0.31
Diluted	$0.29	$0.03	$0.80	$0.31
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
3) Stock-Based Compensation, Common Stock Repurchases and Dividends
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan approved by shareholders provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). At December 31, 2012, a total of 143,189 shares were available for future grant under the 2007 Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees under the 2007 Plan generally become exercisable over a four-year period and terminate seven years from the date of grant. Stock options granted to non-employee directors vest 6 months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock units issued to employees and to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.
In addition to awards granted under the 2007 Plan and 1992 Plan, the Company granted non-qualified options to purchase 200,000, 150,000 and 100,000 shares of its common stock to newly hired senior management level employees on April 1, 2009, October 10, 2011, and November 26, 2012, respectively. The options in all cases were granted outside of any shareholder-approved plan as inducements to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment, vest in four equal installments on each of the first four anniversaries of the date of grant and have terms of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the employees.
The Company determines stock-based compensation expense based on the grant-date fair value and recognizes it on a straight-line basis over the vesting period. The Company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not an option is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed.

The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation cost charged against income, before income tax benefit
Stock options	$1,387	$1,447	$1,467
Restricted stock and restricted stock units	737	534	470
Total	$2,124	$1,981	$1,937
Stock-based compensation cost included in:
Cost of revenues	$137	$124	$128
Operating expenses	1,987	1,857	1,809
Total	$2,124	$1,981	$1,937
Income tax benefit related to stock-based compensation included in net income	$—	$(692)	$(668)
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Years Ended December 31,
	2012	2011	2010
Expected life of options in years	4.75	4.75	4.75
Risk-free interest rate	0.59% - 0.94%	0.80% - 2.05%	1.55%- 2.65%
Expected volatility	43.8%-46.9%	46.2%-48.4%	49.2% - 49.6%
Expected dividend yield	0.0% - 9.9%	2.7% - 6.1%	—%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2012, 2011 and 2010, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. The expected dividend yield for 2010 grants was zero as the Company had not paid or declared any cash dividends to date on its common stock, and did not have plans at that time to pay dividends. With the approval by the Company’s Board of Directors effective February 23, 2011 of the initiation of dividend payments, the Company computed an expected dividend rate for grants awarded in 2011 and through the third quarter of 2012 based on the relationship of the expected dividend to the stock price on the date of grant. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment to focus its capital distribution efforts on its common stock repurchase plan. Beginning in the fourth quarter of 2012, the expected dividend yield for new grants was zero as the Company did not declare a dividend in the fourth quarter and does not currently expect to pay a dividend in 2013.

A summary of share option activity under the 2007 and 1992 Plans as of and for the year ended December 31, 2012 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**
Options outstanding at December 31, 2011	1,749	$15.96
Granted	528	7.08
Exercised	—	—
Canceled	(352)	14.38
Options outstanding at December 31, 2012	1,925	$13.81	4.64	$6
Options subject to exercise at December 31, 2012	963	$17.43	3.27	$—
*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
A summary of the status of the Company’s nonvested option shares as of December 31, 2012 and changes during the year ended December 31, 2012 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2011	980	$4.83
Granted	528	$2.44
Vested	(295)	$5.17
Canceled	(251)	$4.22
Nonvested at December 31, 2012	962	$3.58
As of December 31, 2012, $2,727,000 of total stock option compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested option awards, and is expected to be recognized over a weighted average period of 2.8 years.
Other information pertaining to options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Number of options granted	528	587	284
Fair value of options granted	$1,288	$1,838	$2,138
Per share weighted average fair value of options granted	$2.44	$3.13	$7.52
Total fair value of stock options vested	$1,528	$1,446	$1,137
Total intrinsic value of stock options exercised	$—	$240	$758
Total cash received from the exercise of stock options	$—	$279	$944
The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $214,000, $19,000 and $114,000 in 2012, 2011 and 2010 respectively, recorded as a reduction in additional paid-in capital.
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
A summary of the status of the Company’s nonvested shares and share units as of December 31, 2012 and changes during the year ended December 31, 2012 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	159	$13.22
Granted	67	$8.63
Vested	(51)	$13.72
Canceled	(25)	$12.01
Nonvested at December 31, 2012	150	$11.21
As of December 31, 2012, $1,270,000 of total compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested shares and share unit awards, which is expected to be recognized over a weighted average period of 2.6 years.
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Number of restricted stock and restricted stock units granted	67	157	28
Fair value of restricted stock and restricted stock units granted	$578	$2,075	$467
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$8.63	$13.19	$16.98
Total fair value of restricted stock and restricted stock units vested	$394	$349	$632
Common Stock Repurchases
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. A summary of the Company's repurchase activity is presented in the table below (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Common stock shares repurchased under Board authorized plan	1,569	459	117
Average purchase price per share	$6.22	$13.15	$15.56
Shares available under Board authorizations at December 31, 2012	778
Dividends
The following table sets forth the quarterly cash dividends authorized and paid by the Company in 2012 and 2011 (in thousands, except per share amounts):

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2012
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180
2011
First Quarter	—	—	$—	$—
Second Quarter	2/23/11	4/15/11	0.10	950
Third Quarter	6/15/11	7/15/11	0.10	959
Accelerated Third Quarter Payment	7/26/11	9/15/11	0.10	937
Fourth Quarter	10/7/11	12/15/11	0.17	1,749
Total			$0.47	$4,595

On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment to focus its capital distribution efforts on the common stock repurchase plan described previously. The Company does not currently expect to pay a dividend in 2013.
4) Marketable Securities
Marketable securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
At December 31, 2012:
Certificates of deposit	$6,500	$—	$(1)	$6,499
Treasury bills	14,996	1	—	14,997
	$21,496	$1	$(1)	$21,496
As of December 31, 2011, the Company held no marketable securities.
Marketable securities are classified as either short-term or long-term in the Consolidated Balance Sheets based on their effective maturity date. All marketable securities as of December 31, 2012 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company's available-for-sale securities.
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$14,997	$14,997	$—	$—
Treasury bills	6,499	6,499	—	—
Total assets	$21,496	$21,496	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward exchange contracts	$41	$—	$41	$—
Total assets	$41	$—	$41	$—
The Company held no marketable securities as of December 31, 2011.
Marketable securities are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit and treasury bills have maturity dates within one year from the Company's date of purchase and trade in active markets.
Foreign currency forward exchange contracts are classified as Level 2 in the above table and are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date.
Assets and liabilities that are measured at fair value on a non-recurring basis
During the year ended December 31, 2012, the Company measured non-financial long-lived assets and liabilities at fair value in conjunction with the goodwill and intangible assets impairment. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise content distribution software reporting unit and associated amount of impairment charges. The inputs used in the impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine the fair value. See Note 9, “Goodwill and Intangible Assets,” for a discussion and fair value measurements related to the non-recurring fair value measurements.
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
As of December 31, 2012, the Company had one outstanding foreign exchange contract with a notional amount totaling approximately $144,000. This contract matures during 2013 and bears an exchange rate of 1.2617 U.S. Dollars per Euro. As of December 31, 2012, the fair value of foreign exchange contracts resulted in a net loss position of $8,300, which is recorded in other current liabilities.
As of December 31, 2011, the Company had nine outstanding foreign exchange contracts with a notional amount totaling approximately $1,287,000. These contracts matured during 2012 and bear exchange rates ranging from 1.2910 to 1.3553 U.S. Dollars per Euro. As of December 31, 2011, the fair value of foreign exchange contracts resulted in a net gain position of $41,000, which is recorded in other current assets.
The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company's Consolidated Balance Sheets are as follows as of December 31, 2012 and 2011 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2012	Location	December 31, 2012
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$8

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2011	Location	December 31, 2011
Foreign exchange contracts	Other current assets	$41	Other current liabilities	$—
Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company's Consolidated Statements of Operations are as follows (in thousands):

		Year Ended December 31,
Derivative Instrument	Location	2012	2011
Foreign Exchange Contracts	Loss on currency exchange	$(112)	$(4)
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
7) Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2012	2011
Finished goods and demonstration equipment	$2,677	$2,644
Purchased parts and subassemblies	3,359	3,554
Total inventories	$6,036	$6,198

8) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land and land improvements	$1,096	$1,096
Building and building improvements	2,955	2,816
Manufacturing equipment	5,610	5,497
Development fixtures and equipment	693	697
Data equipment and furniture	7,849	7,079
Leasehold improvements	2,162	1,213
	20,365	18,398
Less accumulated depreciation and amortization	(14,399)	(12,221)
Total property, plant & equipment, net	$5,966	$6,177
Depreciation and amortization expense associated with property and equipment was $2,382,000, $2,313,000 and $2,018,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Data equipment and furniture as of December 31, 2012 and 2011 includes approximately $1.0 million of internally developed software costs capitalized during 2010 in connection with projects to further develop the Company's enterprise resource planning system, including implementation of an enhanced sales order processing system and development of expanded reporting capabilities. Accumulated depreciation and amortization as of December 31, 2012 and 2011 includes approximately $0.9 million and $0.5 million, respectively, of amortization expense associated with such internally developed software costs, based on a three- year amortization period that commenced upon initiation of use in the first quarter of 2010.
The Company entered into an amendment to the Qumu facility lease on January 25, 2012. The amendment allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. The associated costs, amounting to approximately $931,000, were capitalized in property and equipment as of December 31, 2012 and will be depreciated over the term of the lease.
9) Goodwill and Intangible Assets

On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill and $18.9 million of intangible assets attributable to the Company's enterprise content distribution software segment. The Company's policy is to test for impairment of goodwill annually, during the fourth quarter of each year, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company reviews the carrying amount of its long-lived assets, including acquired intangible assets, when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable.

During the Company's third quarter ended September 30, 2012, the Company concluded and disclosed that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company's stock price during the third quarter resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth to-date and forecasted for its enterprise content distribution software segment. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company's Consolidated Statements of Operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise content distribution software reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangible assets requires management judgment for many of the assumptions including future revenue growth rates, taking into consideration market conditions, as well as terminal values and discount rates. The Company used a discount rate that is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

Changes in the Company's goodwill and intangible assets consisted of the following (in thousands):

		December 31,			Other Net	December 31,
		2011	Additions	Impairments	Adjustments	2012
Goodwill		$22,218	$—	$(22,218)	$—	$—

	Useful	December 31,	Additions/	Impairments /	Other Net	December 31,
	Life	2011	Amortization	Disposals	Adjustments	2012
Intangible Assets:
Customer relationships	10	$8,090	$—	$(5,108)	$—	$2,982
Developed technology	6	6,050	—	(2,693)	—	3,357
In-process research and development	6	1,310	—	—	—	1,310
Trademarks / trade names	15	3,420	—	(1,298)	—	2,122
Favorable lease	0	30	—	(30)	—	—
Software related to joint venture entity	5	1,043	—	—	8	1,051
		19,943	—	(9,129)	8	10,822
Less accumulated amortization		(705)	(1,950)	1,799	(2)	(858)
Total intangible assets, net		$19,238	$(1,950)	$(7,330)	$6	$9,964
During the three months ended September 30, 2012, the Company recorded a $7.3 million intangible asset impairment charge, net of accumulated amortization, consisting of $4.4 million for customer relationships, $1.8 million for developed technology and $1.1 million for trademarks/trade names. The intangible asset impairment charge is included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company's Consolidated Statements of Operations. Amortization expense associated with the developed technology intangible asset and software related to joint venture entity included in cost of product revenues was $998,000 and $400,000 for the years ended December 31, 2012 and 2011, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles,” was $952,000 and $223,000 for the years ended December 31, 2012 and 2011, respectively.
The Company estimates that amortization expense associated with intangible assets will be approximately $1.2 million for each of the next five years ending December 31, 2017.

10) Income Taxes
The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
Domestic	$(37,941)	$4,177	$11,593
Foreign	(1,847)	492	503
	$(39,788)	$4,669	$12,096
The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
U.S. Federal	$(2,461)	$3,103	$3,667
State	2	723	563
Foreign	(97)	259	223
Total current	(2,556)	4,085	4,453
Deferred:
U.S. Federal	9,885	(1,633)	(35)
State	1,537	(455)	76
Foreign	(57)	—	—
Total deferred	11,365	(2,088)	41
	$8,809	$1,997	$4,494
Total income tax expense differs from the expected income tax expense, computed by applying the federal statutory rate of 34% in 2012 and 2011 and 35% in 2010 to earnings before income taxes as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expected income tax expense (benefit)	$(13,528)	$1,587	$4,234
State income taxes, net of federal tax effect	(314)	177	415
Change in tax rate	170	102	—
Manufacturer’s deduction	—	(155)	(149)
Federal R&D credit	—	(163)	(62)
Tax-exempt interest income	—	(18)	(80)
Change in valuation allowance	13,967	(97)	(69)
Benefit of lower federal tax bracket	—	—	(100)
Goodwill impairment	7,554	—	—
Non-deductible acquisition costs	—	363	—
Foreign tax	431	—	—
Other, net	529	201	305
	$8,809	$1,997	$4,494

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Inventory provisions and uniform capitalization	$299	$338
Accounts receivable allowances	57	59
Fixed assets	414	297
Non-qualified stock option and restricted stock expense	2,455	2,283
Deferred maintenance revenue	1,354	1,115
Unrecognized tax benefits	9	11
Loss and credit carryforwards of U.S. subsidiary	13,124	13,862
Loss carryforward of foreign subsidiary and joint venture	1,103	740
Other accruals and reserves	374	882
Other	70	75
Total deferred tax assets before valuation allowance	19,259	19,662
Less valuation allowance	(14,988)	(740)
Total deferred tax assets	$4,271	$18,922
Deferred tax liabilities:
Acquired intangibles	(3,425)	(6,802)
Total deferred tax liabilities	$(3,425)	$(6,802)
Total net deferred tax assets	$846	$12,120
As a result of Rimage's acquisition of Qumu in October 2011, the Company established a deferred tax asset of approximately $13.9 million related to the tax benefits of acquired loss and tax credit carryforwards. The net operating losses generated by Qumu approximated $33 million, and will expire between 2020 and 2031 if not utilized. As a result of prior changes in ownership, utilization of U.S. net operating losses and tax credits of Qumu are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.
During the year ended December 31, 2012, the Company recorded a non-cash charge of approximately $14 million primarily associated with the establishment of a valuation allowance on its U.S. deferred tax assets, including the deferred tax assets established as part of the acquisition of Qumu, described above. ASC 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified, such that a company's current or previous losses are given more weight than its future outlook. Thus, given the near-term market and economic conditions, the Company will not rely on its projections of future taxable income. Accordingly, the Company determined a U.S. valuation allowance is appropriate, except to the extent of carryback potential. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

The Company generally believes that it is more likely than not that the future results of the operations of its subsidiary in Germany will generate sufficient taxable income to realize the tax benefits related to its net deferred tax assets. However, the Company continues to carry a full valuation allowance on the tax benefits of loss carryforwards for a subsidiary in Japan, a majority-owned joint venture in China and a subsidiary in Singapore. The cumulative foreign tax loss carryforwards amounted to approximately $3.6 million as of December 31, 2012, and if unutilized, will expire between tax years 2013 and 2019, except for the Singapore loss which can be carried forward indefinitely. The valuation allowances were calculated in accordance with the requirement that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries that are considered to be reinvested indefinitely. Accumulated undistributed foreign earnings relate primarily to ongoing operations of the Company's subsidiary in Germany, and amount to approximately $6 million as of December 31, 2012. The amount of cash, cash equivalent and marketable securities held by the Company's foreign subsidiaries that are not available to fund domestic operations unless repatriated was $3.8 million as of December 31, 2012. The Company currently does not intend to repatriate the cash and related balances held by its foreign subsidiaries. However, if circumstances change and these funds are needed to meet cash requirements in the U.S., the Company would be required to accrue and pay U.S. taxes, net of related foreign tax credits, to repatriate these funds. Based on current tax laws and structures, the Company does not believe this would have a material impact on its consolidated financial statements and cash flows.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31 is presented in the table below (in thousands):

	Years Ended December 31,
	2012	2011
Gross unrecognized tax benefits at beginning of year	$977	$360
Increases related to:
Prior year income tax positions	37	736
Current year income tax positions	3	41
Decreases related to:
Prior year income tax positions	—	(160)
Gross unrecognized tax benefits at end of year	$1,017	$977
Included in the balance of unrecognized tax benefits at December 31, 2012 are potential benefits of $79,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2012 will change significantly by December 31, 2013.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $16,000 and $17,000 on a gross basis at December 31, 2012 and 2011, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions amounted to a net benefit in 2012 and 2011 of $1,000 and $26,000, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2012, the Company was no longer subject to income tax examinations for taxable years before 2010 and 2011 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2008 in the case of state taxing authorities, consisting primarily of Minnesota and California.
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
Each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $100.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. The Rights will expire at the close of business on September 16, 2013, unless extended or earlier redeemed by the Company. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2012.

12) Net Income (Loss) Per Share
Basic net income per common share is determined by dividing net income (loss) by the basic weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,750,000, 1,307,000 and 1,126,000 for the years ended December 31, 2012, 2011 and 2010 have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.
The Company calculates net income per share pursuant to the two-class method which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 134,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the year ended December 31, 2012. The following table identifies the components of net income per basic and diluted share (in thousands, except for per share data):

	December 31,
	2012	2011	2010
Shares outstanding at end of period	8,654	10,204	9,479
Basic weighted average shares outstanding	9,971	9,674	9,524
Dilutive effect of stock options and restricted stock units	—	25	72
Total diluted weighted average shares outstanding	9,971	9,699	9,596
Net income	$(48,338)	$2,835	$7,700
Basic net income per common share	$(4.85)	$0.29	$0.81
Diluted net income per common share	$(4.85)	$0.29	$0.80
13) Lease Commitments
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. The following is a schedule of future minimum lease payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases (in thousands):

Years Ending December 31,	Total Operating Leases
2013	$991
2014	670
2015	489
2016	436
2017	447
Thereafter	227
Total minimum lease payments	$3,260
Rent expense under operating leases amounted to approximately $1.2 million, $1.1 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
14) Profit Sharing and Savings Plan
Rimage has a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $306,000, $289,000 and $279,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
15) Business Segment Information / Major Customers
As part of its integration of Qumu’s enterprise video communications product line and preparation for the introduction in the second quarter of 2012 of Signal, its internally developed secure online content delivery solution, the Company modified its reporting structure during the first quarter of 2012 to align with changes in how the business is managed. Reportable segments are defined primarily by the nature of the Company’s products and markets. The Company was previously organized under one reportable segment which consisted of its disc publishing business. As a result of the changes in the business described above, the Company has identified two reportable segments: disc publishing and enterprise content distribution software (previously referred to as online publishing). The Company’s disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company’s enterprise content distribution software business enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to tablets, smart phones and personal computers through its Signal secure online content delivery solution.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s enterprise content distribution software and disc publishing segments include all the direct costs of each business. Additionally, the disc publishing segment includes all corporate and other unallocated amounts, a portion of which were incurred to support the enterprise content distribution software segment. The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.
Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software	Total
2012
Revenues	$69,607	$9,836	$79,443
Operating income (loss) (1)	3,484	(43,228)	(39,744)
2011
Revenues	81,874	1,760	83,634
Operating income (loss) (1)	9,659	(5,211)	4,448
2010
Revenues	88,731	—	88,731
Operating income (loss) (2)	12,572	(1,000)	11,572

1.
Operating loss for the enterprise content distribution software segment in 2012 and 2011 includes amortization expense of $1.7 million and $0.4 million, respectively, for amortization of intangible assets established as part of the Qumu acquisition. Operating loss for this segment also includes recognized asset impairment charges consisting of $22.2 million of goodwill and $7.3 million of other intangible assets for 2012. Operating income for the disc publishing segment in 2011 includes $1.7 million of nonrecurring transaction costs associated with the acquisition of Qumu. See Note 9, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

2.	Operating loss for the enterprise content distribution software segment in 2010 consists of expenses incurred to develop and support the Company's Signal secure online content delivery solution.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

Revenues	Years Ended December 31,
	2012	2011	2010
Customer A	$8,044	$13,667	$15,577

Accounts Receivable	December 31,
	2012	2011	2010
Customer A	$369	$430	$2,045
The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

Revenues by geography	Years Ended December 31,
	2012	2011	2010
North America	$51,413	$51,706	$57,301
Europe	19,414	22,083	23,050
Other (Asia and Latin America)	8,616	9,845	8,380
Total	$79,443	$83,634	$88,731
Net property and equipment of the Company were located as follows (in thousands):

Net property by geography	December 31,
	2012	2011
North America	$5,553	$5,664
Germany	356	453
Asia	57	60
Total	$5,966	$6,177
The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Years Ended December 31,
	2012		2011		2010
Disc publishing
Disc publishing equipment:
Producer	$12,285	15%	$15,788	19%	$15,339	17%
Professional	9,517	12%	11,939	14%	21,928	25%
Desktop	1,977	2%	2,697	3%	3,575	4%
Total disc publishing equipment	23,779	30%	30,424	36%	40,842	46%
Recurring:
Consumables and parts	33,819	43%	40,038	48%	37,904	43%
Service	12,009	15%	11,412	14%	9,985	11%
Total recurring	45,828	58%	51,450	62%	47,889	54%
Total disc publishing	69,607	88%	81,874	98%	88,731	100%
Enterprise content distribution software
Software licenses and appliances	4,320	5%	693	1%	—	—%
Service	5,516	7%	1,067	1%	—	—%
Total enterprise content distribution software	9,836	12%	1,760	2%	—	—%
Total revenue	$79,443	100%	$83,634	100%	$88,731	100%

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
RIT purchases digital publishing systems from Rimage and utilizes medical disc system software source code purchased from TEDPC, and integrates the software with Rimage’s digital publishing systems to allow deployment of a complete digital publishing solution in the Chinese medical imaging market. RIT has a commitment to pay TEDPC a minimum of $1,000,000 over the first three years of operations for the purchase of the software source code and associated intellectual property, which was acquired by RIT from TEDPC in December 2010. To the extent RIT’s sales over the initial three-year period exceed established thresholds, RIT has agreed to pay TEDPC an incremental fee based on unit sales volumes. The Company capitalized the $1,000,000 purchase price for the software source code in intangible assets as reflected in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011. The software source code is being amortized over its expected useful life of five years. Amortization expense recognized during the years ended December 31, 2012 and 2011 was approximately $210,000 and $206,000, respectively.
The key operating decisions of the entity are subject to simple majority approval of the Board of Directors of RIT, and Rimage has majority representation on the Board. Given Rimage’s control over the operations of RIT and its majority voting interest, the Company consolidates the financial statements of RIT with its consolidated financial statements, with the equity and earnings (loss) attributed to the noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations.
The following table contains financial information for RIT:

	December 31,
	2012	2011
Revenue	$477,000	$583,000
Net loss	(537,000)	(332,000)
Net loss attributable to noncontrolling interest	(259,000)	(163,000)
Stockholders' equity attributable to noncontrolling interest	103,000	360,000
17) Investment in Software Company
At December 31, 2010, the Company held a $290,000 convertible note receivable with BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. In February 2011, the Company participated in the funding of BriefCam’s preferred stock issuance with a cash investment of $2.0 million, and concurrently converted its note receivable into the same series of convertible preferred stock, achieving a minority ownership interest of less than 20%. On April 18, 2012, the Company issued a $500,000 convertible note receivable to BriefCam. The $500,000 convertible note receivable bears annual interest at 10% and is either convertible into BriefCam's preferred stock or may be repaid upon demand depending on the occurrence of certain future financing or other events.
Because Rimage’s ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Through its seat on BriefCam’s board of directors, Rimage monitors BriefCam’s results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment, which amounted to $2.8 million and $2.3 million at December 31, 2012 and 2011, respectively and is included in other noncurrent assets in the Consolidated Balance Sheets.
Subsequent to year end, the Company participated in an additional round of funding of BriefCam’s preferred stock issuance with a cash investment of approximately $350,000 on January 16, 2013 and concurrently converted its $500,000 note receivable issued on April 18, 2012 into the same series of convertible preferred stock. This brings Rimage's total investment in BriefCam to $3.1 million, which continues to represent a minority ownership interest of less than 20%.
18) Prepaid Software License
In June 2010, the Company entered into a software license and development agreement with a third party software developer to develop to Rimage’s specifications certain elements of a new secure online content delivery solution (Signal). The agreement required the Company to pay software development fees to the software company based on achievement of established development milestones and license fees based on 25% of fees collected by the Company from future sales of Signal. In May 2011, the Company and the software company executed an amendment to the software license and development agreement under which the software company agreed to release the Company from the requirement to pay a license fee based on future sales, and in exchange, the Company agreed to extend a $500,000 loan to the software company bearing interest at a rate of 4.75% per annum. Under the amended agreement, Rimage will forgive repayment of the loan and accrued interest upon successful commercialization of the secure online content delivery solution. During August 2012, commercialization of the secure online content delivery solution occurred. As a result, the loan was forgiven and the balance was reclassified to a prepaid license fee and is being amortized to cost of revenues over a period of 36 months. The balance is included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
19) Contingencies
On September 25, 2012, the Company entered into a settlement with Innovative Automation, LLC, in which the parties agreed to dismiss all claims and counterclaims associated with a patent infringement matter in exchange for, among other things, the Company's agreement to pay Innovative Automation $375,000 on behalf of itself and the other Rimage customer defendants. The Company recognized expense for the full amount of the settlement during the third quarter of 2012, included in selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2012.
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
20) Supplemental Quarterly Data – Unaudited (In thousands, except per share data)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$20,749	$20,949	$18,284	$19,461	$21,663	$20,321	$20,194	$21,456
Cost of revenues	10,096	10,811	9,987	9,888	10,721	9,905	10,315	10,672
Gross profit	10,653	10,138	8,297	9,573	10,942	10,416	9,879	10,784
Operating expenses:
Research and development	2,909	2,958	2,894	3,105	2,642	1,547	1,516	1,552
Selling, general and administrative	8,900	9,077	8,866	9,196	9,913	6,731	6,543	6,906
Goodwill and intangible asset impairment charge	—	29,548	—	—	—	—	—	—
Amortization of intangibles	157	284	264	247	223	—	—	—
Total operating expenses	11,966	41,867	12,024	12,548	12,778	8,278	8,059	8,458
Operating income	(1,313)	(31,729)	(3,727)	(2,975)	(1,836)	2,138	1,820	2,326
Other income (expense):
Interest, net	27	27	19	2	26	50	52	67
Gain (loss) on currency exchange	(83)	23	(13)	(72)	21	26	3	(33)
Other, net	12	14	(2)	2	10	(1)	—	—
Total other income, net	(44)	64	4	(68)	57	75	55	34
Income (loss) before income taxes	(1,357)	(31,665)	(3,723)	(3,043)	(1,779)	2,213	1,875	2,360
Income tax expense	(199)	11,184	(902)	(1,274)	(382)	774	728	877
Net income (loss)	(1,158)	(42,849)	(2,821)	(1,769)	(1,397)	1,439	1,147	1,483
Net loss attributable to the noncontrolling interest	43	81	71	64	46	43	59	15
Net income (loss) attributable to Rimage	$(1,115)	$(42,768)	$(2,750)	$(1,705)	$(1,351)	$1,482	$1,206	$1,498
Net income (loss) per basic share	$(0.12)	$(4.23)	$(0.27)	$(0.17)	$0.13	$0.16	$0.12	$0.16
Net income (loss) per diluted share	$(0.12)	$(4.23)	$(0.27)	$(0.17)	$0.13	$0.16	$0.12	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of December 31, 2012. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

b)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.
See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Company’s Independent Registered Accounting Firm.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

▪	Ownership of Voting Securities by Principal Holders and Management;

▪	Proposal 1—Election of Directors;

▪	Executive Officers;

▪	Executive Compensation;

▪	Section 16(a) Beneficial Ownership Reporting Compliance;

▪	Corporate Governance; and

▪	Code of Ethics.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements .See Part II, Item 8 of this report

(2) Financial Statement Schedules. See Page 75 of this report

(3) Exhibits. See Index to Exhibits on page 74 of this report

(b)	See Index to Exhibits on page 74 of this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 15, 2013	RIMAGE CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
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

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer and President	March 15, 2013
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 15, 2013
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 15, 2013
James L. Reissner

/s/ Thomas F. Madison	Director	March 15, 2013
Thomas F. Madison

/s/ Steven M. Quist	Director	March 15, 2013
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 15, 2013
Lawrence M. Benveniste

/s/ Kimberly K. Nelson	Director	March 15, 2013
Kimberly K. Nelson

/s/ Robert F. Olson	Director	March 15, 2013
Robert F. Olson

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.5
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

10.7
Letter from Rimage Corporation to Samir Mittal regarding offer of employment, accepted on August 20, 2009 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 20, 2009).

10.8
Letter Agreement dated November 4, 2009 by and between Rimage Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 4, 2009).

10.9	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010).
10.10
Letter from Rimage Corporation to James R. Stewart regarding offer of employment, accepted on July 7, 2010 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2010).

10.11
Form of Lock-Up Letter Agreement dated October 10, 2011 by each Recipient of Rimage Corporation Common Stock in the Merger (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2011).

10.12
Registration Rights Agreement dated October 10, 2011 by and among Rimage Corporation and the Investors (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 10, 2011).

10.13
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

10.15
Long Term Incentive Bonus Agreement dated February 21, 2013 by and between Rimage Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 21, 2013).

10.16
Long Term Incentive Bonus Agreement dated February 21, 2013 by and between Rimage Corporation and James R. Stewart * (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 21, 2013).

10.17
Amended and Restated Form of Severance/Change in Control Letter Agreement dated February 21, 2013, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 21, 2013).

21.1	Subsidiaries of Rimage Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement

Schedule II
RIMAGE CORPORATION
Valuation and Qualifying Accounts
(In thousands)

Allowance for Doubtful Accounts Receivable:	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$143	$201	$206
Write-offs	(20)	(45)	(85)
Recoveries	—	—	1
Change in provision	80	(13)	79
Balance at end of year	$203	$143	$201
See accompanying report of Independent Registered Public Accounting Firm.