Form 10-Q
period 2013-03-31
RIMAGE CORP
filed 2013-05-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-683-7900
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at April 30, 2013 – 8,667,071 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited in thousands, except share data)

Assets	March 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$37,364	$28,644
Marketable securities	10,997	21,496
Receivables, net of allowance for doubtful accounts and sales returns of $207 and $241, respectively	12,659	13,055
Inventories	6,080	6,036
Prepaid income taxes	3,556	3,851
Prepaid expenses and other current assets	2,927	2,628
Deferred income taxes - current	119	240
Total current assets	73,702	75,950
Property and equipment, net of accumulated depreciation and amortization of $14,839 and $14,399, respectively	5,816	5,966
Intangible assets, net of amortization of $1,210 and $858, respectively	9,618	9,964
Deferred income taxes - non-current	88	606
Other assets - non-current	3,419	3,077
Total assets	$92,643	$95,563
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,956	$5,192
Accrued compensation	4,638	4,789
Other accrued expenses	581	838
Deferred revenue	11,167	8,941
Other current liabilities	35	47
Total current liabilities	21,377	19,807
Long-term liabilities:
Deferred revenue - non-current	3,671	4,374
Income taxes payable - non-current	98	95
Other non-current liabilities	626	660
Total long-term liabilities	4,395	5,129
Total liabilities	25,772	24,936
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,667,071 and 8,653,932, respectively	87	87
Additional paid-in capital	57,253	56,706
Retained earnings	9,638	13,615
Accumulated other comprehensive income (loss)	(149)	116
Total Rimage stockholders’ equity	66,829	70,524
Noncontrolling interest	42	103
Total stockholders’ equity	66,871	70,627
Total liabilities and stockholders’ equity	$92,643	$95,563
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$14,069	$15,399
Service	5,427	4,062
Total revenues	19,496	19,461
Cost of revenues:
Product	7,265	7,588
Service	2,997	2,300
Total cost of revenues	10,262	9,888
Gross profit	9,234	9,573
Operating expenses:
Research and development	3,357	3,105
Selling, general and administrative	9,716	9,196
Amortization of purchased intangibles	157	247
Total operating expenses	13,230	12,548
Operating loss	(3,996)	(2,975)
Other expense:
Interest, net	11	2
Loss on currency exchange	(107)	(72)
Other, net	(1)	2
Total other expense, net	(97)	(68)
Loss before income taxes	(4,093)	(3,043)
Income tax benefit	(54)	(1,274)
Net loss	(4,039)	(1,769)
Net loss attributable to the noncontrolling interest	62	64
Net loss attributable to Rimage	$(3,977)	$(1,705)
Net loss per basic share	$(0.46)	$(0.17)
Net loss per diluted share	$(0.46)	$(0.17)
Basic weighted average shares outstanding	8,679	10,217
Diluted weighted average shares outstanding	8,679	10,217
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net loss	$(4,039)	$(1,769)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(262)	140
Change in net unrealized loss on marketable securities, net of tax	(3)	—
Total other comprehensive income (loss)	(265)	140
Total comprehensive loss	(4,304)	(1,629)
Net loss attributable to the noncontrolling interest	(62)	(64)
Foreign currency translation adjustments attributable to the noncontrolling interest	—	2
Comprehensive loss attributable to the noncontrolling interest	(62)	(62)
Comprehensive loss attributable to Rimage	$(4,242)	$(1,567)
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,039)	$(1,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889	1,085
Deferred income tax expense (benefit)	637	(202)
Loss on disposal of property and equipment	2	23
Stock-based compensation	552	622
Changes in operating assets and liabilities:
Receivables	1,906	3,713
Inventories	(167)	(938)
Prepaid income taxes / income taxes payable	299	(1,260)
Prepaid expenses and other assets	(311)	(282)
Trade accounts payable	(277)	(407)
Accrued compensation	(310)	(1,335)
Other accrued expenses and other current liabilities	(67)	47
Deferred revenue	(59)	(514)
Other long-term liabilities	(29)	551
Net cash used in operating activities	(974)	(666)
Cash flows from investing activities:
Purchase of cost method investment	(350)	—
Purchases of marketable securities	(2,755)	—
Sales and maturities of marketable securities	13,250	—
Purchases of property and equipment	(231)	(1,030)
Proceeds from sale of property and equipment	—	2
Net cash provided by (used in) investing activities	9,914	(1,028)
Cash flows from financing activities:
Common stock repurchases to settle employee withholding liability	(3)	—
Payments of dividends	—	(1,738)
Principal payments on capital lease obligations	(6)	(4)
Net cash used in financing activities	(9)	(1,742)
Effect of exchange rate changes on cash	(211)	61
Net increase (decrease) in cash and cash equivalents	8,720	(3,375)
Cash and cash equivalents, beginning of period	28,644	70,161
Cash and cash equivalents, end of period	$37,364	$66,786
Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(995)	$180
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.
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
The Company granted 58,500 and 8,000 stock options during the three months ended March 31, 2013 and 2012, respectively. The stock options granted during the three months ended March 31, 2013 included 50,000 non-qualified options granted outside of any shareholder-approved plan to a newly hired senior management level employee as an inducement to accept employment with the Company. The non-qualified options were structured to mirror the terms of the options granted under the Company's shareholder-approved plan and are subject to a stock option agreement between the Company and the employee.
The Company granted 10,000 restricted stock units during the three months ended March 31, 2012. No restricted stock awards were granted during the three months ended March 31, 2013.

The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$376	$423
Restricted stock and restricted stock units	176	199
Total stock-based compensation	$552	$622
	Three Months Ended March 31,
	2013	2012
Stock-based compensation cost included in:
Cost of revenues	$42	$37
Operating expenses	510	585
Total stock-based compensation	$552	$622

(3)	Income Taxes
As of March 31, 2013 and December 31, 2012, the Company’s liability for gross unrecognized tax benefits totaled $1,021,000 and $1,017,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $18,000 and $16,000 on a gross basis at March 31, 2013 and December 31, 2012, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,500	$—	$(3)	$3,497
Treasury bills	7,500	—	—	7,500
Total marketable securities	$11,000	$—	$(3)	$10,997

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,500	$—	$(1)	$6,499
Treasury bills	14,996	1	—	14,997
Total marketable securities	$21,496	$1	$(1)	$21,496
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of March 31, 2013 and December 31, 2012 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(5)	Inventories
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods and demonstration equipment	$2,886	$2,677
Purchased parts and subassemblies	3,194	3,359
Total inventories	$6,080	$6,036

(6)	Goodwill and Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

	Useful Life	December 31, 2012	Additions/ Amortization	Other Net Adjustments	March 31, 2013
Customer relationships	10	$2,982	$—	$—	$2,982
Developed technology	6	3,357	—	—	3,357
In-process research and development	6	1,310	—	—	1,310
Trademarks / trade names	15	2,122	—	—	2,122
Software related to joint venture entity	5	1,051	—	6	1,057
		10,822	—	6	10,828
Less accumulated amortization		(858)	(349)	(3)	(1,210)
Total intangible assets, net		$9,964	$(349)	$3	$9,618
Amortization expense associated with the developed technology intangible asset and software related to joint venture entity included in cost of product revenues was $192,000 and $268,000 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles,” was $157,000 and $247,000 for the three months ended March 31, 2013 and 2012, respectively.
The Company's cumulative goodwill impairment losses are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Cumulative Impairment Losses	Gross Carrying Amount	Cumulative Impairment Losses
Goodwill	$22,218	$(22,218)	$22,218	$(22,218)
On October 10, 2011, Rimage completed the acquisition of Qumu and recognized $22.2 million of goodwill and $18.9 million of intangible assets attributable to the Company’s enterprise content distribution software segment. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment.

(7)	Derivatives
The Company enters into forward foreign exchange contracts principally to hedge intercompany receivables denominated in Euros and Japanese Yen arising from sales to its subsidiaries in Germany and Japan, respectively. The Company’s foreign exchange contracts do not qualify for hedge accounting. As a result, gains or losses related to mark-to-market adjustments on forward foreign exchange contracts are recognized as other income or expense in the Consolidated Statements of Operations during the period in which the instruments are outstanding. The fair value of forward foreign exchange contracts represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date and is recorded in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.
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
As of March 31, 2013, the Company had three outstanding foreign exchange contracts with a notional amount totaling approximately $0.6 million. These contracts mature during 2013 with two contracts bearing exchange rates ranging from 1.29510 and 1.2955 U.S. Dollars per Euro and one contract bearing an exchange rate of 94.13 Japanese Yen per U.S. Dollar. As of March 31, 2013, the fair value of foreign exchange contracts resulted in a gross and net gain position of approximately $5,700 which is recorded in other current assets.
As of December 31, 2012, the Company had one outstanding foreign exchange contract with a notional amount totaling approximately $144,000. This contract matures during 2013 and bears an exchange rate of 1.2617 U.S. Dollars per Euro. As of December 31, 2012, the fair value of foreign exchange contracts resulted in a gross and net loss position of $8,300, which is recorded in other current liabilities.
Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Location	2013	2012
Foreign exchange contracts	Loss on currency exchange	$(9)	$(67)
The net losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains arising from the foreign currency exposures to which these contracts relate.
The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Balance Sheets are as follows as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	March 31, 2013	Location	March 31, 2013
Foreign exchange contracts	Other current assets	$6	Other current liabilities	$—

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2012	Location	December 31, 2012
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$8
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2013 and December 31, 2012, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$3,497	$3,497	$—	$—
Treasury bills	7,500	7,500	—	—
Total marketable securities	10,997	10,997	—	—
Foreign currency forward exchange contracts	6	—	6	—
Total assets	$11,003	$10,997	$6	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$6,499	$6,499	$—	$—
Treasury bills	14,997	14,997	—	—
Total assets	$21,496	$21,496	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
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
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company had 778,365 shares available for repurchase under the authorizations.
The Company declared and paid dividends of $1.7 million during the three months ended March 31, 2012. The Company did not declare or pay any dividends during the three months ended March 31, 2013.

(10)	Computation of Net Loss Per Share of Common Stock
Basic net loss per common share is determined by dividing net loss by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,979,000 and 1,748,000 for the three months ended March 31, 2013 and 2012, respectively, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2013	2012
Shares outstanding at end of period	8,667	10,203
Basic weighted average shares outstanding	8,679	10,217
Dilutive effect of stock options and restricted stock units	—	—
Total diluted weighted average shares outstanding	8,679	10,217
Net loss	$(3,977)	$(1,705)
Basic net loss per common share	$(0.46)	$(0.17)
Diluted net loss per common share	$(0.46)	$(0.17)

(11)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(12)	Investment in Software Company
As of December 31, 2012, the Company's investment in BriefCam aggregated $2.8 million, consisting of $2.3 million in convertible preferred stock and a $500,000 convertible note receivable, resulting in a minority interest of less than 20%. BriefCam is a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On January 16, 2013, the Company converted the aforementioned $500,000 note receivable into BriefCam's convertible preferred stock and concurrently participated in an additional round of funding of BriefCam's preferred stock issuance with a cash investment of approximately $350,000. In connection with the conversion of the note receivable and additional investment in BriefCam, the Company received warrants to purchase additional preferred stock in the same series and at the same price as the investment made in January 2013. The Company does not currently expect to exercise the warrants. The increase in Rimage's total investment in BriefCam to $3.1 million as of March 31, 2013 continues to represent a minority ownership of less than 20%. Rimage's investment in BriefCam of $3.1 million and $2.8 million at March 31, 2013 and December 31, 2012, respectively, is included in other noncurrent assets in the Condensed Consolidated Balance Sheets.
Because Rimage's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Rimage accounts for this equity investment using the cost method. Management believes it is not practicable to estimate the fair value of its investment because of the early stage of BriefCam's business and low volume of BriefCam's equity transactions. Through its seat on BriefCam's board of directors, Rimage monitors BriefCam's results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

(13)	Segments
The Company has two reportable segments: disc publishing and enterprise content distribution software. The Company's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company’s enterprise content distribution software segment enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, and 2) secure push-based content delivery to tablets, smart phones and personal computers through its Signal secure online content delivery solution.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the

Company’s enterprise content distribution software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were included to support the enterprise content distribution segment. The Company revised the amounts previously reported as operating income (loss) by segment to align to the current period's presentation. This realignment resulted in $736,000 of corporate and other unallocated expenses being allocated from the disc publishing segment to the enterprise content distribution software segment for the three months ended March 31, 2012, and had no effect on previously reported consolidated net sales or consolidated operating income (loss). The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.
Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software		Total
Three months ended March 31, 2013
Revenues	$15,147	$4,349		$19,496
Operating income (loss)	691	(4,687)	(1)	(3,996)
Three months ended March 31, 2012
Revenues	$18,084	$1,377		$19,461
Operating income (loss)	2,149	(5,124)	(1)	(2,975)

(1)
Operating loss for the enterprise content distribution software segment for the three months ended March 31, 2013 and 2012 includes amortization expense of $0.3 million and $0.5 million, respectively, for amortization of intangible assets established as part of the Qumu acquisition.

(14)	Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 and its adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2013	2012	2013 vs. 2012
Revenues	100.0%	100.0%	0.2%
Cost of revenues	(52.6)	(50.8)	3.8
Gross profit	47.4	49.2	(3.5)
Operating expenses:
Research and development	17.2	16.0	8.1
Selling, general and administrative	49.8	47.3	5.7
Amortization of intangibles	0.8	1.3	(36.4)
Operating loss	(20.5)	(15.3)	34.3
Other expense, net	(0.5)	(0.3)	42.6
Loss before income taxes	(21.0)	(15.6)	34.5
Income tax benefit	(0.3)	(6.5)	(95.8)
Net loss	(20.7)	(9.1)	128.3
Noncontrolling interest	0.3	0.3	(3.1)
Net loss attributable to Rimage	(20.4)	(8.8)	133.3
Overview
Rimage helps businesses deliver digital content directly and securely to their customers, employees and partners. The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of disc publishing and enterprise content distribution software (previously referred to as online publishing). Rimage's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company's enterprise content distribution software segment enables online distribution of content through two delivery systems, 1) live and on-demand streaming video through its enterprise video communications product line, acquired as part of the acquisition of Qumu, and 2) secure push-based content delivery to tablets, smart phones and personal computers through its Signal online content delivery solution, introduced in the second quarter of 2012.
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
The Company introduced its Signal secure online content delivery solution in the second quarter of 2012, and generated initial revenues in the third quarter of 2012. Signal pushes content directly to tablets, smart phones and personal computers. Signal is now part of the Qumu product family. Qumu initiated development in 2012 to integrate Signal content distribution functionalities with the Qumu solution. The Company will also allocate sales resources to target stand-alone sales of Signal to selected vertical markets, including the media and entertainment sector.
Through the acquisition of Qumu, the Company's enterprise video communications solutions, included in the enterprise content distribution software segment, are deployed primarily through the sale of software licenses, software on a server appliance and software-enabled devices. Software maintenance contracts and professional services are also sold with these solutions. The Signal solution, also included in the enterprise content distribution software segment, is deployed through sale of a software license or software on a server appliance or through a cloud based Software-as-a-Service (SaaS) platform, depending on customer preference. The Company's disc publishing segment earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of equipment, appliances, software-enabled devices, consumables, parts and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.
Results of Operations
Revenues.
The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended March 31,				Inc (Dec) Between Periods

	2013		2012
	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,155	11%	$2,779	14%	$(624)	-22%
Professional	1,293	7%	3,208	16%	(1,915)	-60%
Desktop	404	2%	529	3%	(125)	-24%
Total disc publishing equipment	3,852	20%	6,516	33%	(2,664)	-41%
Recurring:
Consumables and parts	8,157	42%	8,551	44%	(394)	-5%
Service	3,138	16%	3,017	16%	121	4%
Total recurring	11,295	58%	11,568	59%	(273)	-2%
Total disc publishing	15,147	78%	18,084	93%	(2,937)	-16%
Enterprise content distribution software
Software licenses and appliances	2,060	11%	332	2%	1,728	520%
Service	2,289	12%	1,045	5%	1,244	119%
Total enterprise content distribution software	4,349	22%	1,377	7%	2,972	216%
Total revenues	$19,496	100%	$19,461	100%	$35	—%
Total revenues for the three months ended March 31, 2013 were $19.5 million, consistent with revenues in the same prior-year period. The enterprise content distribution software segment generated revenues of $4.3 million in the first quarter of 2013, an increase of approximately $3.0 million from the first quarter in 2012. Offsetting this increase was a 16%, or $2.9 million, decline in revenues from the disc publishing segment to $15.1 million. Consolidated product revenues decreased $1.3 million from the prior year's first quarter, while consolidated service revenues increased $1.4 million. The decline in product revenues was driven by a $3.0 million reduction in sales of disc publishing products, partially offset by growth of $1.7 million in enterprise content distribution software product sales. The rise in service revenues primarily reflects growth in subscription and maintenance revenues from the enterprise content distribution software segment. International sales, inclusive of the impact of currency changes, decreased 7% during the three months ended March 31, 2013, and comprised 35% of total revenues for the three months ended March 31, 2013, compared to 38% of total revenues for the same period in 2012. In the aggregate, currency fluctuations decreased consolidated revenues for the three months ended March 31, 2013 by $0.2 million, or less than 1% relative to the same period in 2012.
Disc Publishing. The reduction in disc publishing revenues reflects declines of $2.6 million and $0.4 million in equipment revenues and consumables and parts revenues, respectively, partially offset by a $0.1 million increase in service revenues. The decrease in disc publishing equipment revenues was impacted by a continuation of an expected transition of customers' purchases over time from physical distribution of content on discs to online forms of distribution. For the first quarter of 2013, the disc publishing segment experienced sales declines primarily in the U.S. and also internationally. Equipment sales in the U.S. were negatively impacted by a large refresh sale in the U.S. retail market in the first quarter of 2012 which did not reoccur in the current period. Additionally, some of the Company's government and commercial customers continued to face funding challenges, negatively impacting sales in the current period. Sales to the Company's European channel partners were negatively impacted by continued economic challenges affecting European markets and increased competition. The decline in consumable sales in the current period was primarily due to decreased usage of consumable products by the Company's retail customers and other segments of the Company's customer base.
Enterprise Content Distribution Software. The $3.0 million increase in revenues from the enterprise content distribution software segment reflects the continuation of positive sales momentum established in the second half of 2012. The increase in revenues consisted of growth of $1.7 million in software and appliance licenses and $1.2 million in services, comprised of software maintenance contracts, subscription licenses and professional services. The enterprise content distribution software segment ended the first quarter 2013 with a contracted commitment backlog aggregating $12.4 million. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise content distribution software segment, whether Qumu structures its software license arrangements with customers as term or perpetual licenses, which impacts the timing of revenue recognition, the rate of technology substitution for disc publishing products and the rate of associated decline in revenue as a result of technology substitution, the Company's ability to successfully commercialize its Signal online content delivery solution as an integrated enhancement to the distribution capabilities of the Qumu product line and as a stand-alone solution, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of the Company's solutions-based products in targeted vertical markets. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company's products in its targeted markets, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 47.4% for the three months ended March 31, 2013, compared to 49.2% for the same period in 2012. Gross profit as a percentage of revenues for the Company's disc publishing and enterprise content distribution software segments in the first quarter of 2013 was 43.7% and 60.1%, respectively, compared to 50.5% and 31.8% for the respective segments in the prior-year period. The enterprise content distribution software margins for the three months ended March 31, 2013 and 2012 are inclusive of the impact of approximately $0.1 million and $0.2 million, respectively, in amortization expense associated with intangible assets acquired as a result of the Qumu acquisition. Cost of revenues in 2013 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
The decline in consolidated gross profit as a percentage of total revenues for the current period was primarily impacted by a lower volume and concentration of disc publishing equipment sales, which generally carry higher margins than other disc publishing products and services. Further, a reduced volume of Producer equipment sales in the first quarter of 2013 led to lower production levels and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues. Inclusive of the impact of amortization expense, the enterprise content distribution software segment contributed a 3.7 percentage point favorable impact to gross profit as a percentage of total revenues in the current period. Enterprise content distribution software margins in the current quarter were favorably impacted by an increased volume and concentration of higher margin software license revenues relative to service revenues and increased sales volume to absorb fixed service costs compared to the prior-year's first quarter.
Future gross profit margins will be impacted by the rate of growth of the Company's enterprise content distribution software segment, which has historically generated higher gross margins than the Company's disc publishing segment. Future gross margins will also continue to be affected by many other factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $13.2 million in the first quarter of 2013, compared to $12.5 million in the same prior-year period. Direct operating expenses for the enterprise content distribution software segment grew $1.2 million between periods to $6.0 million, while direct operating expenses for the disc publishing segment decreased by $0.5 million to $7.2 million.
Research and development expenses totaled $3.4 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively, representing 17.2%, and 16.0% of revenues in the respective periods. The $0.3 million rise in expenses between periods primarily reflects an increase in headcount and project spending to support software development associated with the enterprise content distribution software segment.
Selling, general and administrative expenses for the three months ended March 31, 2013 totaled $9.7 million, or 49.8% of revenues, compared to expenses in the same prior-year period of $9.2 million, or 47.3% of revenues. The $0.5 million increase in expenses in the current-year period consists of a $0.9 million rise in direct expenses to support the enterprise content distribution software segment, partially offset by a $0.4 million reduction in direct expenses of the disc publishing segment. Primary contributors to the growth in expenses in the enterprise content distribution software segment in the first quarter of 2013 were increased sales commissions stemming from an increase in revenues relative to the prior year's first quarter and non-recurring severance costs. The decline in disc publishing segment expenses primarily reflects expense reductions in disc publishing sales and marketing.
Amortization of Purchased Intangibles. Operating expenses for the three months ended March 31, 2013 and 2012 include approximately $0.2 million in each quarter for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu in October 2011. Operating expenses in 2013 are expected to include approximately $0.6 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $11,000 and $2,000 for the three month periods ended March 31, 2013 and 2012, respectively. Other income in each period also included net losses on foreign currency transactions of $107,000 and $72,000, respectively.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the three months ended March 31, 2013 and 2012, the Company recorded an income tax benefit of $54,000 and $1.3 million, respectively.
The tax benefit amount recorded in the current-year period reflects a tax benefit recorded for the Company's subsidiary in Europe, partially offset by U.S. state income taxes. The smaller income tax benefit recorded in the first quarter of 2013 occurred as a result of the Company's establishment of a valuation allowance against its U.S. deferred tax assets in the third quarter of 2012.
Net Loss / Net Loss Per Share. Resulting net loss attributable to Rimage for the three months ended March 31, 2013 and 2012 amounted to $4.0 million and $1.7 million, respectively. Related net loss per diluted share amounts were $0.46 and $0.17, respectively.
Segment Operating Results
Management evaluates segment performance based on revenue and operating income (loss). The operating income (loss) for the Company’s enterprise content distribution software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were incurred to support the enterprise content distribution software segment. The Company revised the amounts previously reported as operating income (loss) by segment to align to the current period's presentation. This realignment had no effect on previously reported consolidated net sales or consolidated operating income (loss).
Operating income (loss) for each reportable segment was as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software	Total
Three months ended March 31, 2013
Operating income (loss)	$691	$(4,687)	$(3,996)
Three months ended March 31, 2012
Operating income (loss)	2,149	(5,124)	(2,975)
Disc Publishing. Operating income was $0.7 million in the first quarter of 2013, compared with $2.1 million in the first quarter of 2012. The $1.4 million reduction in operating income between periods was driven primarily by the gross margin impact of a $2.9 million decline in revenues coupled with a decrease in gross margin as a percentage of revenues to 43.7% from 50.5%. The revenue decline was comprised primarily of equipment sales, which generally carry higher margins than other disc publishing products and services. This, coupled with a resulting underabsorption of fixed manufacturing costs, drove the reduction in gross profit as a percentage of revenues in the first quarter of 2013. Partially offsetting the negative impact of these changes was a $0.5 million reduction in direct operating expenses and a $0.6 million reduction in allocated corporate costs compared to the first quarter of 2012. The reduction in allocated corporate costs was driven primarily by the redirection of a portion of existing corporate resources to support the increasing business requirements of the enterprise content distribution software segment.
Enterprise Content Distribution Software. Operating loss was $4.7 million in the first quarter of 2013, compared to an operating loss of $5.1 million in the first quarter of 2012. The $0.4 million reduction in operating loss was driven primarily by revenue growth of $3.0 million and a rise in gross margin as a percentage of revenues to 60.1% from 31.8% in the prior year's first quarter.

The gross margin in the current quarter was favorably impacted relative to the prior-year's first quarter by an increased volume and concentration of higher margin software license revenues and increased sales volume to absorb fixed service costs. Partially offsetting the favorable impact of the above was an increase in direct operating expenses of $1.2 million and a $0.6 million increase in allocated corporate costs compared to the first quarter of 2012. The primary contributors to the increase in direct operating costs were higher sales commissions resulting from the increase in revenues, non-recurring severance costs and increased costs to support software development projects. The increase in allocated corporate costs was driven primarily by increased consumption of existing corporate resources to support the growth initiatives of the enterprise content distribution software segment.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At March 31, 2013, the Company had working capital of $52.3 million, down $3.8 million from working capital reported at December 31, 2012. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the three months ended March 31, 2013 of 2.0 million, purchases of property and equipment of $0.2 million and an investment of $0.4 million in BriefCam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.
Since October 2010, the Company’s Board of Directors has approved cumulative common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2013. As of March 31, 2013, the Company had 778,365 shares available for repurchase under the authorizations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash generated by operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and purchases of inventory. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and inventory requirements as the Company continues to increase its investment in resources to support the growth of the enterprise content distribution software segment and optimizes costs and reduces inventory purchases in line with revenues in the disc publishing segment.
Net cash used by operating activities totaled $1.0 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The $0.3 million increase in cash used by operating activities resulted from a $1.7 million increase in net loss adjusted for non-cash and non-operating items, partially offset by a $1.4 million increase in cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $1.6 million in prepaid income taxes, $0.8 million in inventories and $0.5 million in deferred revenue, partially offset by a $1.8 million unfavorable change in accounts receivable. The favorable change in prepaid income taxes was primarily due to a federal tax refund received during the current period. The favorable change in inventories compared to the prior year was primarily due to reduced inventory purchases in the current period in response to lower product demand. The favorable change in deferred revenue compared to the prior-year period resulted from an increase in maintenance contract attachments for the Company’s disc publishing systems and an increase in software related revenue deferrals for the Company’s enterprise content distribution software segment. The unfavorable change in accounts receivable was primarily due to a larger reduction in receivables during the prior-year period due to the timing of sales and related collections.
Investing activities provided net cash of $9.9 million for the three months ended March 31, 2013 and consumed net cash of $1.0 million for the three months ended March 31, 2012. The fluctuations in investing activities were primarily due to $10.5 million in maturities of marketable securities, net of related purchases, during the three months ended March 31, 2013. The Company invests in highly liquid marketable securities with maturities ranging from three to 12 months. Investing activities in the current-year period also included a $0.4 million equity investment in BriefCam. Purchases of property and equipment during the three months ended March 31, 2013 and 2012 amounted to $0.2 million and $1.0 million, respectively. Capital expenditures in 2013 are currently expected to amount to less than $1 million.
Financing activities used net cash of $9,000 for the three months ended March 31, 2013, compared to net cash used of $1.7 million for the same prior-year period, consisting primarily of dividend payments. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company does not currently expect to pay a dividend in 2013.

Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2013.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2013.
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
Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged nearly 90% of total sales over the past three years; the Company’s ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company’s targeted markets; increasing competition and the ability of the Company’s products to successfully compete with products of competitors and newly developed media storage products; the mature market for disc publishing products, with limited growth potential; the Company’s ability to successfully implement its growth strategy; the ability of the Company’s newly developed products to gain acceptance and compete against products in their markets; the return on the Company’s investment in strategic initiatives may be lower or develop more slowly than expected; the Company’s ability to effectively address risks or other problems encountered in connection with the Qumu integration; the significance of the Company’s international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company’s ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into Qumu’s products; the Company’s ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the ability of the Qumu products to deliver fast, efficient and reliable service; the Company’s ability to maintain adequate inventory of products; the Company’s ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company’s products to operate effectively with the computer products developed and to be developed by other manufacturers; the compatibility of the Company’s disc publishing products with products designed by others; the negative effect upon the Company’s business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company’s operating results; the Company’s dependence upon its key personnel; the volatility of the price of the Company’s common stock; the negative effect on the Company’s common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company’s reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of March 31, 2013. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

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
Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. On October 26, 2012, the Company's Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock under the Company's stock repurchase program. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the quarter ended March 31, 2013, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended March 31, 2013 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the first quarter ended March 31, 2013, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
January 2013	—	$—	—	778,365
February 2013	486	$6.76	—	778,365
March 2013	—	$—	—	778,365
(1) Represents shares authorized for repurchase under the Board approved repurchase program discussed above.
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	May 9, 2013	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2013	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)