Form 10-Q
period 2013-06-30
RIMAGE CORP
filed 2013-08-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

RIMAGE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at July 31, 2013 – 8,674,209 shares of $.01 par value Common Stock.

RIMAGE CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited in thousands, except share data)

Assets	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$29,818	$28,644
Marketable securities	16,236	21,496
Receivables, net of allowance for doubtful accounts and sales returns of $213 and $241, respectively	13,673	13,055
Inventories	5,167	6,036
Prepaid income taxes	3,535	3,851
Prepaid expenses and other current assets	2,942	2,628
Deferred income taxes - current	85	240
Total current assets	71,456	75,950
Property and equipment, net of accumulated depreciation and amortization of $15,131 and $14,399, respectively	5,578	5,966
Intangible assets, net of amortization of $1,569 and $858, respectively	9,275	9,964
Deferred income taxes - non-current	88	606
Other assets - non-current	3,231	3,077
Total assets	$89,628	$95,563
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,431	$5,192
Accrued compensation	5,007	4,789
Other accrued expenses	644	838
Deferred revenue	9,902	8,941
Other current liabilities	51	47
Total current liabilities	20,035	19,807
Long-term liabilities:
Deferred revenue - non-current	3,620	4,374
Income taxes payable - non-current	98	95
Other non-current liabilities	592	660
Total long-term liabilities	4,310	5,129
Total liabilities	24,345	24,936
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,674,069 and 8,653,932, respectively	87	87
Additional paid-in capital	57,648	56,706
Retained earnings	7,687	13,615
Accumulated other comprehensive income (loss)	(118)	116
Total Rimage stockholders’ equity	65,304	70,524
Noncontrolling interest	(21)	103
Total stockholders’ equity	65,283	70,627
Total liabilities and stockholders’ equity	$89,628	$95,563
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$15,665	$14,181	$29,734	$29,580
Service	5,583	4,103	11,010	8,165
Total revenues	21,248	18,284	40,744	37,745
Cost of revenues:
Product	7,732	7,738	14,997	15,326
Service	3,066	2,249	6,063	4,549
Total cost of revenues	10,798	9,987	21,060	19,875
Gross profit	10,450	8,297	19,684	17,870
Operating expenses:
Research and development	3,225	2,894	6,582	5,999
Selling, general and administrative	8,927	8,866	18,643	18,062
Amortization of purchased intangibles	156	264	313	511
Total operating expenses	12,308	12,024	25,538	24,572
Operating loss	(1,858)	(3,727)	(5,854)	(6,702)
Other income (expense):
Interest, net	4	19	15	21
Loss on currency exchange	(108)	(13)	(215)	(85)
Other, net	1	(2)	—	—
Total other income (expense), net	(103)	4	(200)	(64)
Loss before income taxes	(1,961)	(3,723)	(6,054)	(6,766)
Income tax expense (benefit)	53	(902)	(1)	(2,176)
Net loss	(2,014)	(2,821)	(6,053)	(4,590)
Net loss attributable to the noncontrolling interest	63	71	125	135
Net loss attributable to Rimage	$(1,951)	$(2,750)	$(5,928)	$(4,455)
Net loss per basic share	$(0.22)	$(0.27)	$(0.68)	$(0.44)
Net loss per diluted share	$(0.22)	$(0.27)	$(0.68)	$(0.44)
Basic weighted average shares outstanding	8,687	10,177	8,685	10,197
Diluted weighted average shares outstanding	8,687	10,177	8,685	10,197
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,014)	$(2,821)	$(6,053)	$(4,590)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	43	(331)	(219)	(188)
Change in net unrealized loss on marketable securities, net of tax	(12)	(5)	(15)	(5)
Total other comprehensive income (loss)	31	(336)	(234)	(193)
Total comprehensive loss	(1,983)	(3,157)	(6,287)	(4,783)
Net loss attributable to the noncontrolling interest	(63)	(71)	(125)	(135)
Foreign currency translation adjustments attributable to the noncontrolling interest	1	—	1	3
Comprehensive loss attributable to the noncontrolling interest	(62)	(71)	(124)	(132)
Comprehensive loss attributable to Rimage	$(1,921)	$(3,086)	$(6,163)	$(4,651)
See accompanying notes to condensed consolidated financial statements.

RIMAGE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,053)	$(4,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	2,229
Deferred income tax expense (benefit)	672	(2,703)
Loss on disposal of property and equipment	20	29
Stock-based compensation	991	1,138
Changes in operating assets and liabilities:
Receivables	918	4,232
Inventories	758	374
Prepaid income taxes / income taxes payable	320	296
Prepaid expenses and other assets	(134)	(194)
Trade accounts payable	(602)	(468)
Accrued compensation	54	(994)
Other accrued expenses and other current liabilities	18	(170)
Deferred revenue	(1,395)	(1,275)
Other long-term liabilities	(57)	696
Net cash used in operating activities	(2,888)	(1,400)
Cash flows from investing activities:
Purchase of cost method investment	(350)	—
Purchases of marketable securities	(15,505)	(13,253)
Sales and maturities of marketable securities	20,750	—
Issuances of notes receivable	—	(500)
Purchases of property and equipment	(572)	(1,399)
Proceeds from sale of property and equipment	—	2
Net cash provided by (used in) investing activities	4,323	(15,150)
Cash flows from financing activities:
Repurchases of common stock	—	(900)
Common stock repurchases to settle employee withholding liability	(47)	(28)
Payments of dividends	—	(3,468)
Principal payments on capital lease obligations	(11)	(9)
Net cash used in financing activities	(58)	(4,405)
Effect of exchange rate changes on cash	(203)	(107)
Net increase (decrease) in cash and cash equivalents	1,174	(21,062)
Cash and cash equivalents, beginning of period	28,644	70,161
Cash and cash equivalents, end of period	$29,818	$49,099
Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(999)	$226
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
The Company granted 55,000 and 113,500 stock options during the three and six months ended June 30, 2013, respectively, and granted 61,740 and 69,740 stock options during the three and six months ended June 30, 2012, respectively. The stock options granted during the six months ended June 30, 2013 included 50,000 non-qualified options granted outside of any shareholder-approved plan to a newly hired senior management level employee as an inducement to accept employment with the Company. The non-qualified options granted outside a shareholder-approved plan were structured to mirror the terms of the options granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan, a shareholder-approved plan, and are subject to a stock option agreement between the Company and the employee.
The Company granted 35,000 restricted stock units during the three and six months ended June 30, 2013, respectively. The Company granted 54,124 and 64,124 restricted stock awards and restricted stock units during the three and six months ended June 30, 2012, respectively.

The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$272	$335	$648	$758
Restricted stock and restricted stock units	167	181	343	380
Total stock-based compensation	$439	$516	$991	$1,138
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation cost included in:
Cost of revenues	$35	$35	$77	$72
Operating expenses	404	481	914	1,066
Total stock-based compensation	$439	$516	$991	$1,138

(3)	Income Taxes
As of June 30, 2013 and December 31, 2012, the Company’s liability for gross unrecognized tax benefits totaled $1,021,000 and $1,017,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $18,000 and $16,000 on a gross basis at June 30, 2013 and December 31, 2012, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,750	$—	$(13)	$8,737
Treasury bills	7,499	—	—	7,499
Total marketable securities	$16,249	$—	$(13)	$16,236

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,500	$—	$(1)	$6,499
Treasury bills	14,996	1	—	14,997
Total marketable securities	$21,496	$1	$(1)	$21,496
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of June 30, 2013 and December 31, 2012 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(5)	Inventories
Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods and demonstration equipment	$2,276	$2,677
Purchased parts and subassemblies	2,891	3,359
Total inventories	$5,167	$6,036

(6)	Goodwill and Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

	Useful Life	December 31, 2012	Additions/ Amortization	Other Net Adjustments	June 30, 2013
Customer relationships	10	$2,982	$—	$—	$2,982
Developed technology	6	3,357	—	—	3,357
In-process research and development	6	1,310	—	—	1,310
Trademarks / trade names	15	2,122	—	—	2,122
Software related to joint venture entity	5	1,051	—	22	1,073
		10,822	—	22	10,844
Less accumulated amortization		(858)	(699)	(12)	(1,569)
Total intangible assets, net		$9,964	$(699)	$10	$9,275
Amortization expense associated with the developed technology intangible asset and software related to joint venture entity included in cost of product revenues was $194,000 and $386,000 for the three and six months ended June 30, 2013, respectively, compared to $268,000 and $536,000 for the three and six months ended June 30, 2012. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles,” was $156,000 and $313,000 for the three and six months ended June 30, 2013, respectively, compared to $264,000 and $511,000 for the three and six months ended June 30, 2012, respectively.
The Company's cumulative goodwill impairment losses are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Cumulative Impairment Losses	Gross Carrying Amount	Cumulative Impairment Losses
Goodwill	$22,218	$(22,218)	$22,218	$(22,218)
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
As of June 30, 2013, the Company had eleven outstanding foreign exchange contracts with a notional amount totaling approximately $1.6 million. These contracts mature during 2013 with eight contracts bearing exchange rates ranging from 1.2825 and 1.2964 U.S. Dollars per Euro and three contracts bearing exchange rates ranging from 97.9337 and 104.1707 Japanese Yen per U.S. Dollar. As of June 30, 2013, the fair value of foreign exchange contracts resulted in a gross and net loss position of approximately $18,000 , which is recorded in other current liabilities.
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
Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location	2013	2012	2013	2012
Foreign exchange contracts	Loss on currency exchange	$(65)	$(23)	$(74)	$(90)
The net losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains arising from the foreign currency exposures to which these contracts relate.
The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Balance Sheets are as follows as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	June 30, 2013	Location	June 30, 2013
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$18

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2012	Location	December 31, 2012
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$8
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2013 and December 31, 2012, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$8,737	$8,737	$—	$—
Treasury bills	7,499	7,499	—	—
Total assets	$16,236	$16,236	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$6,499	$6,499	$—	$—
Treasury bills	14,997	14,997	—	—
Total assets	$21,496	$21,496	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
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
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company repurchased 99,616 shares of its common stock during the three and six months ended June 30, 2012, respectively. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2013, respectively. As of June 30, 2013, the Company had 778,365 shares available for repurchase under the authorizations.

The Company declared and paid dividends of $1.7 million and $3.5 million during the three and six months ended June 30, 2012, respectively. The Company did not declare or pay any dividends during the three and six months ended June 30, 2013, respectively.

(10)	Computation of Net Loss Per Share of Common Stock
Basic net loss per common share is determined by dividing net loss by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,865,000 and 1,920,000 for the three and six months ended June 30, 2013, respectively, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. Stock options to acquire weighted average common shares of 1,765,000 and 1,750,000 for the three and six months ended June 30, 2012, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares outstanding at end of period	8,674	10,128	8,674	10,128
Basic weighted average shares outstanding	8,687	10,177	8,685	10,197
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	8,687	10,177	8,685	10,197
Net loss	$(1,951)	$(2,750)	$(5,928)	$(4,455)
Basic net loss per common share	$(0.22)	$(0.27)	$(0.68)	$(0.44)
Diluted net loss per common share	$(0.22)	$(0.27)	$(0.68)	$(0.44)

(11)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(12)	Investment in Software Company
As of December 31, 2012, the Company's investment in BriefCam aggregated $2.8 million, consisting of $2.3 million in convertible preferred stock and a $500,000 convertible note receivable, resulting in a minority interest of less than 20%. BriefCam is a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On January 16, 2013, the Company converted the aforementioned $500,000 note receivable into BriefCam's convertible preferred stock and concurrently participated in an additional round of funding of BriefCam's preferred stock issuance with a cash investment of approximately $350,000. In connection with the conversion of the note receivable and additional investment in BriefCam, the Company received warrants to purchase additional preferred stock in the same series and at the same price as the investment made in January 2013. Rimage's total investment in BriefCam of $3.1 million as of June 30, 2013 continues to represent a minority ownership of less than 20%. Rimage's investment in BriefCam of $3.1 million and $2.8 million at June 30, 2013 and December 31, 2012, respectively, is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
The Company has two reportable segments: disc publishing and enterprise content distribution software. The Company's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company’s enterprise content distribution software segment enables online distribution of content through live and on-demand streaming video as well as secure push-based content delivery to tablets, smart phones and personal computers through its enterprise video communications product line, acquired as part of the acquisition of Qumu.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s enterprise content distribution software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were included to support the enterprise content distribution segment. The Company revised the amounts previously reported as operating income (loss) by segment to align to the current period's presentation. This realignment resulted in $559,000 and $1,295,000 of corporate and other unallocated expenses being allocated from the disc publishing segment to the enterprise content distribution software segment for the three and six months ended June 30, 2012, respectively, and had no effect on previously reported consolidated net sales or consolidated operating income (loss). The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.
Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software		Total
Three months ended June 30, 2013
Revenues	$16,419	$4,829		$21,248
Operating income (loss)	1,398	(3,256)	(1)	(1,858)
Three months ended June 30, 2012
Revenues	$16,903	$1,381		$18,284
Operating income (loss)	1,219	(4,946)		(3,727)
Six months ended June 30, 2013
Revenues	$31,566	$9,178		$40,744
Operating income (loss)	2,089	(7,943)	(1)	(5,854)
Six months ended June 30, 2012
Revenues	$34,987	$2,758		$37,745
Operating income (loss)	3,368	(10,070)		(6,702)

(1)
Operating loss for the enterprise content distribution software segment for the three and six months ended June 30, 2013 includes amortization expense of $0.3 million and $0.6 million, respectively, for amortization of intangible assets established as part of the Qumu acquisition.

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

(15)	Subsequent Events
Effective July 3, 2013, the Company received approval from the Chinese government to increase its majority interest in Rimage Information Technology (Shanghai) Co., Ltd. ("RIT") from 51% to 100% by acquiring the remaining common stock from Taiwan Electronic Data Processing for $50,000. The acquisition of the additional shares in RIT will be accounted for as an equity transaction in accordance with the accounting standards on noncontrolling interests outlined in ASC 810. As a result of the shares acquired, RIT is now a 100% owned subsidiary of Rimage. As such, effective July 3, 2013, Rimage will fully consolidate the financial statements of RIT with its consolidated financial statements and no longer separately reflect the equity and earnings (loss) attributed to a noncontrolling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenues	100.0%	100.0%	16.2%	100.0%	100.0%	7.9%
Cost of revenues	(50.8)	(54.6)	8.1	(51.7)	(52.7)	6.0
Gross profit	49.2	45.4	25.9	48.3	47.3	10.2
Operating expenses:
Research and development	15.2	15.8	11.4	16.2	15.9	9.7
Selling, general and administrative	42.0	48.5	0.7	45.8	47.9	3.2
Amortization of intangibles	0.7	1.4	(40.9)	0.8	1.4	(38.7)
Operating loss	(8.7)	(20.4)	(50.1)	(14.4)	(17.8)	(12.7)
Other expense, net	(0.5)	—	(2,675.0)	(0.5)	(0.2)	212.5
Loss before income taxes	(9.2)	(20.4)	(47.3)	(14.9)	(17.9)	(10.5)
Income tax expense (benefit)	0.2	(4.9)	(105.9)	—	(5.8)	(100.0)
Net loss	(9.5)	(15.4)	(28.6)	(14.9)	(12.2)	31.9
Noncontrolling interest	0.3	0.4	(11.3)	0.3	0.4	(7.4)
Net loss attributable to Rimage	(9.2)	(15.0)	(29.1)	(14.5)	(11.8)	33.1
Overview
Rimage helps businesses deliver digital content directly and securely to their customers, employees and partners. The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of disc publishing and enterprise content distribution software (previously referred to as online publishing). Rimage's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company's enterprise content distribution software segment enables online distribution of content through live and on-demand streaming video as well as secure push-based content delivery to tablets, smart phones and personal computers through its enterprise video communications product line, acquired as part of the acquisition of Qumu.
Rimage distributes its disc publishing systems from its operations in the United States, Germany, Japan and China. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and blank CD-R, DVD-R and Blu-ray media. These systems allow customers to distribute digital content in markets and applications such as medical imaging and records; financial services; entertainment content workflows; manufacturing and government law enforcement, including surveillance and evidence management. As Rimage's sales within North America and Europe have averaged nearly 90% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Rimage.
On October 10, 2011, the Company acquired 100% of the capital stock of Qumu by merger. Based in San Bruno, California, Qumu is a leading supplier of enterprise video communication solutions and social enterprise applications for business. As a result of the acquisition, Qumu is a wholly-owned subsidiary of the Company.

Through the acquisition of Qumu, the Company's enterprise video communications solutions, included in the enterprise content distribution software segment, are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts and professional services are also sold with these solutions. The Company's disc publishing segment earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of equipment, appliances, software-enabled devices, consumables, parts and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements and professional services. Rimage has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.
Results of Operations
Revenues.
The table below describes Rimage’s revenues by segment and product category (in thousands):

	Three Months Ended June 30,				Inc (Dec) Between Periods		Six Months Ended June 30,				Inc (Dec) Between Periods

	2013		2012				2013		2012
	$	%	$	%	$	%	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,124	10%	$2,383	13%	$(259)	-11%	$4,279	11%	$5,161	14%	$(882)	-17%
Professional	1,860	9%	2,517	14%	(657)	-26%	3,153	8%	5,725	15%	(2,572)	-45%
Desktop	376	2%	475	3%	(99)	-21%	780	2%	1,004	3%	(224)	-22%
Total disc publishing equipment	4,360	21%	5,375	29%	(1,015)	-19%	8,212	20%	11,890	32%	(3,678)	-31%
Recurring:
Consumables and parts	9,097	43%	8,528	47%	569	7%	17,254	42%	17,080	45%	174	1%
Service	2,962	14%	3,000	16%	(38)	-1%	6,100	15%	6,017	16%	83	1%
Total recurring	12,059	57%	11,528	63%	531	5%	23,354	57%	23,097	61%	257	1%
Total disc publishing	16,419	77%	16,903	92%	(484)	-3%	31,566	77%	34,987	93%	(3,421)	-10%
Enterprise content distribution software
Software licenses and appliances	2,208	10%	278	2%	1,930	694%	4,268	10%	610	2%	3,658	600%
Service	2,621	12%	1,103	6%	1,518	138%	4,910	12%	2,148	6%	2,762	129%
Total enterprise content distribution software	4,829	23%	1,381	8%	3,448	250%	9,178	23%	2,758	7%	6,420	233%
Total revenues	$21,248	100%	$18,284	100%	$2,964	16%	$40,744	100%	$37,745	100%	$2,999	8%
Total revenues
Product	$15,665	74%	$14,181	78%	$1,484	10%	$29,734	73%	$29,580	78%	$154	1%
Service	5,583	26%	4,103	22%	1,480	36%	11,010	27%	8,165	22%	2,845	35%
Total revenues	$21,248	100%	$18,284	100%	$2,964	16%	$40,744	100%	$37,745	100%	$2,999	8%
Total revenues increased 16% and 8% for the three and six months ended June 30, 2013 to $21.2 million and $40.7 million, respectively, from $18.3 million and $37.7 million in the respective prior-year periods. The increase in total revenues in the second quarter and year-to-date periods reflects a $3.4 million and $6.4 million increase in enterprise content distribution software segment revenues in each respective period, partially offset by a $0.5 million and $3.4 million reduction in disc publishing revenues for the same periods. Consolidated product revenues increased $1.5 million and $0.2 million for the three and six months ended June 30, 2013, respectively, while consolidated service revenues increased $1.5 million and $2.8 million compared to the same prior-year periods. The increase in product revenues in the current year's second quarter and year-to-date periods was driven by growth of $1.9 million and $3.7 million in enterprise content distribution software product sales, partially offset by a reduction of $0.4 million and $3.5 million in sales of disc publishing products in each respective period. The rise in service revenues in each period primarily reflects growth in subscription and maintenance revenues from the enterprise content distribution software segment. International sales, inclusive of the impact of currency changes, increased 25% and 9% during the three and six months ended June 30, 2013, respectively, and comprised 40% and 38% of total revenues for each respective period, compared to 37% of total revenues for each of the same periods in 2012. In the aggregate, currency fluctuations decreased consolidated revenues for the three and six months ended June 30, 2013 by less than $0.1 million and $0.2 million, respectively, or less than 1% relative to the same periods in 2012.
Disc Publishing. The current-year reductions in disc publishing revenues primarily reflect declines of $1.0 million and $3.7 million in equipment revenues, partially offset by increases in consumables and parts revenues of $0.6 million and $0.2 for the three and six months ended June 30, 2013, respectively. The decrease in disc publishing equipment revenues for the current-year periods was impacted by a continuation of an expected transition of customers' purchases over time from physical distribution of content on discs to online forms of distribution. For the second quarter of 2013, the disc publishing segment experienced overall sales declines primarily in its Asia Pacific region, while the year-to-date period in 2013 was impacted by sales declines primarily in the U.S. and also internationally. Sales to the Company's Asian channel partners were negatively impacted by general market softness and the impact of foreign currency fluctuations. Equipment sales in the U.S. were negatively impacted in the current year-to-date period by a large refresh sale in the U.S. retail market in the first quarter of 2012 which did not reoccur in the current period. Additionally, some of the Company's government and commercial customers continued to face funding challenges, negatively impacting sales in the current-year periods. The increase in consumable sales in the second quarter of 2013 was primarily due to a large order for media kits from a U.S. retail customer. Retail product orders tend to be large and fluctuate from quarter to quarter due to timing of purchases. Sales of consumable products from other segments of the Company's customer base declined in the current-year periods as a result of decreased usage.
Enterprise Content Distribution Software. The increase in enterprise content distribution software revenues reflects the continuation of positive sales momentum established in the second half of 2012. The increase in revenues for the three and six months ended June 30, 2013 consisted of growth of $1.9 million and $3.7 million in software and appliance licenses and $1.5 million and $2.8 million in services for each respective period. Services are comprised of software maintenance contracts, subscription licenses and professional services. Contracted commitments for the enterprise content distribution software segment for the second quarter and year-to-date period in 2013 totaled $3.4 million and $7.8 million, respectively, and contracted commitment backlog aggregated $11.1 million as of June 30, 2013. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise content distribution software segment, whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition, the rate of technology substitution for disc publishing products and the rate of associated decline in revenue as a result of technology substitution, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of the Company's solutions-based products in targeted vertical markets. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company's products in its targeted markets, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 49.2% and 48.3% for the three and six months ended June 30, 2013, respectively, compared to 45.4% and 47.3% for the same periods in 2012. Gross profit as a percentage of revenues for the Company's disc publishing segment was 43.3% and 43.5% for the three and six months ended June 30, 2013, respectively, compared to 45.8% and 48.2% for the same periods in 2012. Gross profit as a percentage of revenues for the Company's enterprise content distribution software segment was 69.2% and 64.9% for the three and six months ended June 30, 2013, respectively, compared to 40.8% and 36.3% for the same periods in 2012. The enterprise content distribution software margins for the three and six months ended June 30, 2013 and 2012 are inclusive of the impact of approximately $0.1 million and $0.3 million, respectively, in amortization expense associated with intangible assets acquired as a result of the Qumu acquisition, compared to $0.2 million and $0.4 million for the respective prior-year periods. Cost of revenues in 2013 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
The increase in consolidated gross profit as a percentage of total revenues for the current-year periods was primarily impacted by the generation of improved margins from the enterprise content distribution software segment, reflecting an increased volume and concentration of higher margin software license revenues relative to service revenues and increased sales volume to absorb fixed service costs compared to the prior-year periods. Inclusive of the impact of amortization expense, the enterprise content distribution software segment contributed a 5.9% and 4.8% favorable impact to gross profit as a percentage of total revenues in the second quarter and year-to-date period of 2013, respectively. A shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kit sales, partially offset the favorable impact of improved margins from the enterprise content distribution software segment. Further, a reduced volume of Producer equipment sales in the first half of 2013 led to lower production levels and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues.
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
Operating Expenses. Total operating expenses were $12.3 million and $25.5 million for the three and six months ended June 30, 2013, respectively, compared to $12.0 million and $24.6 million in the respective prior-year periods. Direct operating expenses for the enterprise content distribution software segment were $5.4 million and $11.4 million for the three and six months ended June 30, 2013, respectively, representing an increase of $0.5 million and $1.6 million from the respective prior-year periods. Direct operating expenses for the disc publishing segment decreased by $0.2 million and $0.7 million to $6.9 million and $14.1 million for the three and six months ended June 30, 2013, respectively.
Research and development expenses totaled $3.2 million and $6.6 million for the three and six months ended June 30, 2013, respectively, representing 15.2% and 16.2% of revenues for each respective period. Research and development expenses totaled $2.9 million and $6.0 million for the three and six months ended June 30, 2012, respectively, representing 15.8% and 15.9% of revenues for each respective period. The $0.3 million and $0.6 million rise in expenses between respective periods primarily reflects an increase in headcount and project spending to support software development associated with the enterprise content distribution software segment.
Selling, general and administrative expenses totaled $8.9 million and $18.6 million for the three and six months ended June 30, 2013, or 42.0% and 45.8% of revenues, respectively, compared to expenses in the same prior-year periods of $8.9 million and $18.1 million, or 48.5% and 47.9% of revenues for each respective period. The $0.5 million increase in expenses in the current year-to-date period consists of a $1.1 million rise in direct expenses to support the enterprise content distribution software segment, partially offset by a $0.6 million reduction in direct expenses of the disc publishing segment. Primary contributors to the growth in expenses in the enterprise content distribution software segment in 2013 were increased sales commissions stemming from an increase in revenues relative to the prior year and non-recurring severance costs. The decline in disc publishing segment expenses primarily reflects expense reductions driven by reduced sales and marketing headcount and marketing programs as well as lower legal fees, partially offset by non-recurring severance costs.
Amortization of Purchased Intangibles. Operating expenses for the three and six months ended June 30, 2013 include approximately $0.2 million and $0.3 million for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu in October 2011, compared to $0.3 million and $0.5 million in the respective prior-year periods. Operating expenses in 2013 are expected to include approximately $0.6 million of amortization expense associated with the Qumu acquisition, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $4,000 and $15,000 for the three and six months ended June 30, 2013, respectively, compared to $19,000 and $21,000 for the respective prior-year periods. Other income also included net losses on foreign currency transactions of $108,000 and $215,000 for the three and six months ended June 30, 2013, respectively, compared to net losses of $13,000 and $85,000 for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded income tax expense of $53,000 and an income tax benefit of $1,000 for the three and six months ended June 30, 2013, respectively. The Company recorded an income tax benefit for the three and six months ended June 30, 2012 of $0.9 million and $2.2 million, respectively.
Amounts recorded in the current-year periods reflect a tax benefit recorded for the Company's subsidiary in Europe, offset by U.S. state income taxes. The smaller income tax benefit recorded in the 2013 periods occurred as a result of the Company's establishment of a valuation allowance against its U.S. deferred tax assets in the third quarter of 2012.
Net Loss / Net Loss Per Share. Resulting net loss attributable to Rimage for the three and six months ended June 30, 2013 was $2.0 million and $5.9 million, respectively, compared to $2.8 million and $4.5 million for the same prior-year periods. Related net loss per diluted share amounts were $0.22 and $0.68 for the three and six months ended June 30, 2013, respectively, compared to $0.27 and $0.44 for the respective prior-year periods.
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

Operating income (loss) for each reportable segment was as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software	Total
Three months ended June 30, 2013
Operating income (loss)	1,398	(3,256)	$(1,858)
Three months ended June 30, 2012
Operating income (loss)	1,219	(4,946)	(3,727)
Six months ended June 30, 2013
Operating income (loss)	2,089	(7,943)	(5,854)
Six months ended June 30, 2012
Operating income (loss)	3,368	(10,070)	(6,702)
Disc Publishing. Operating income increased $0.2 million during the second quarter of 2013 compared to the second quarter of 2012 and decreased $1.3 million during the six months ended June 30, 2013 compared to the same period in 2012. Operating income in the current-year's second quarter and year-to-date periods was reduced by the gross margin impact of a $0.5 million and $1.3 million decline in revenues in each respective period coupled with a decrease in gross margin as a percentage of revenues to 43.3% from 45.8% in the second quarter and a decrease to 43.5% from 48.2% for the current year-to-date period. A shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kits, negatively impacted gross margins for both 2013 periods. This, coupled with a resulting underabsorption of fixed manufacturing costs, drove the reduction in gross profit as a percentage of revenues in the current-year periods. A reduction compared to the prior-year periods in direct expenses and allocated corporate costs to support the disc publishing business offset the impact of the revenue and margin decline in the second quarter and partially offset the impact of the same in the year-to-date period. The reduction in allocated corporate costs for both current-year periods was driven primarily by the redirection of a portion of existing corporate resources to support the increasing business requirements of the enterprise content distribution software segment.
Enterprise Content Distribution Software. Operating loss decreased $1.7 million during the second quarter of 2013 compared to the second quarter of 2012 and decreased $2.1 million during the six months ended June 30, 2013 compared to the same period in 2012. The decrease in operating loss in the current year's second quarter and year-to-date periods was driven primarily by a $3.4 million and $6.4 million increase in revenues in each respective period, coupled with an increase in gross margin as a percentage of revenue to 69.2% from 40.8% in the second quarter and an increase to 64.9% from 36.3% in the current year-to-date period. Partially offsetting the favorable revenue and margin impact in each current-year period was an increase in direct operating expenses and allocated corporate expenses. The gross margin in the current quarter and year-to-date periods was favorably impacted relative to the prior-year by an increased volume and concentration of higher margin software license revenues and increased sales volume to absorb fixed service costs. The primary contributors to the increase in direct operating costs were higher sales commissions resulting from the increase in revenues, non-recurring severance costs and increased costs to support software development projects. The increase in allocated corporate costs was driven primarily by increased consumption of existing corporate resources to support the growth initiatives of the enterprise content distribution software segment.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At June 30, 2013, the Company had working capital of $51.4 million, down $4.7 million from working capital reported at December 31, 2012. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the six months ended June 30, 2013 of $2.8 million, purchases of property and equipment of $0.6 million and an investment of $0.4 million in BriefCam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Exclusive of a small amount of capital lease obligations, Rimage has no long-term debt and does not require significant capital investment for its ongoing operations as all fabrication of tooling-intensive parts is outsourced to vendors.
Since October 2010, the Company’s Board of Directors has approved cumulative common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2013. As of June 30, 2013, the Company had 778,365 shares available for repurchase under the authorizations.

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
Net cash used by operating activities totaled $2.9 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively. The $1.5 million increase in cash used by operating activities resulted from a $2.6 million decrease in cash from changes in operating assets and liabilities, partially offset by a $1.1 million decrease in net loss adjusted for non-cash and non-operating items. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period was an unfavorable change of $3.3 million in accounts receivable, partially offset by favorable changes of $1.0 million in accrued compensation and $0.4 million in inventories. The unfavorable change in accounts receivable was primarily due to a smaller reduction in receivables during the current-year period due to an increase in sales in the last two months of the current period relative to the same prior-year period and the timing of related collections. The favorable change in accrued compensation was driven primarily by an increase in incentive compensation plan accruals relative to the prior year. The favorable change in inventories compared to the prior year was primarily due to reduced inventory purchases in the current period in response to lower product demand in the disc publishing business and efforts to reduce inventory levels.
Investing activities provided net cash of $4.3 million for the six months ended June 30, 2013 and consumed net cash of $15.2 million for the six months ended June 30, 2012. The fluctuations in investing activities were primarily due to $5.2 million in maturities of marketable securities, net of related purchases, during the six months ended June 30, 2013 compared to $13.3 million in purchases of marketable securities during the same period in 2012. The Company invests in highly liquid marketable securities with maturities ranging from three to 12 months. Investing activities in the current-year period included a $0.4 million equity investment in BriefCam and the prior-year period also included a $0.5 million note receivable issued to BriefCam. Purchases of property and equipment during the six months ended June 30, 2013 and 2012 amounted to $0.6 million and $1.4 million, respectively. Capital expenditures in 2013 are currently expected to amount to less than $1 million.
Financing activities used net cash of $58,000 for the six months ended June 30, 2013, compared to net cash used of $4.4 million for the same prior-year period, consisting primarily of $3.5 million in dividend payments and $0.9 million in common stock repurchases. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company does not currently expect to pay a dividend in 2013.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2013.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2013.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Rimage derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged nearly 90% of total sales over the past three years; the Company's ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors and newly developed media storage products; the mature market for disc publishing products, with limited growth potential; the Company's ability to successfully implement its growth strategy; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the Company's ability to effectively address risks or other problems encountered in connection with the Qumu integration; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into Qumu's products; the Company's ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the ability of the Qumu products to deliver fast, efficient and reliable service; the Company's ability to maintain adequate inventory of products; the Company's ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company's products to operate effectively with the computer products developed and to be developed by other manufacturers; the compatibility of the Company's disc publishing products with products designed by others; the negative effect upon the Company's business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of June 30, 2013. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu into the Company’s control environment and continuing to improve Qumu’s control environment.

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
Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. On October 26, 2012, the Company's Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock under the Company's stock repurchase program. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2013, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended June 30, 2013 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the second quarter ended June 30, 2013, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
April 2013	—	$—	—	778,365
May 2013	5,490	$7.92	—	778,365
June 2013	—	$—	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

RIMAGE CORPORATION
Registrant

Date:	August 8, 2013	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)