Form 10-Q
period 2013-09-30
Qumu Corp
filed 2013-11-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Edina, MN 55439
(Address of principal executive offices)

952-683-7900
(Registrant’s telephone number, including area code)

Rimage Corporation
(Former name, former address and formal fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at October 31, 2013 – 8,681,314 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited in thousands, except share data)

Assets	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$32,108	$28,644
Marketable securities	16,242	21,496
Receivables, net of allowance for doubtful accounts and sales returns of $176 and $241, respectively	13,045	13,055
Inventories	4,550	6,036
Prepaid income taxes	3,589	3,851
Prepaid expenses and other current assets	3,116	2,628
Deferred income taxes - current	58	240
Total current assets	72,708	75,950
Property and equipment, net of accumulated depreciation and amortization of $15,496 and $14,399, respectively	5,524	5,966
Intangible assets, net of amortization of $1,923 and $858, respectively	8,927	9,964
Deferred income taxes - non-current	88	606
Other assets - non-current	3,287	3,077
Total assets	$90,534	$95,563
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,764	$5,192
Accrued compensation	5,851	4,789
Other accrued expenses	804	838
Deferred revenue	10,193	8,941
Other current liabilities	31	47
Total current liabilities	21,643	19,807
Long-term liabilities:
Deferred revenue - non-current	3,231	4,374
Income taxes payable - non-current	113	95
Other non-current liabilities	635	660
Total long-term liabilities	3,979	5,129
Total liabilities	25,622	24,936
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,661,314 and 8,653,932, respectively	87	87
Additional paid-in capital	58,033	56,706
Retained earnings	6,670	13,615
Accumulated other comprehensive income	122	116
Total Qumu stockholders’ equity	64,912	70,524
Noncontrolling interest	—	103
Total stockholders’ equity	64,912	70,627
Total liabilities and stockholders’ equity	$90,534	$95,563
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$15,302	$16,647	$45,036	$46,227
Service	5,771	4,302	16,781	12,467
Total revenues	21,073	20,949	61,817	58,694
Cost of revenues:
Product	8,195	8,685	23,192	24,011
Service	2,956	2,126	9,019	6,675
Total cost of revenues	11,151	10,811	32,211	30,686
Gross profit	9,922	10,138	29,606	28,008
Operating expenses:
Research and development	2,774	2,958	9,356	8,957
Selling, general and administrative	8,044	9,077	26,687	27,139
Goodwill and intangible asset impairment charge	—	29,548	—	29,548
Amortization of purchased intangibles	158	284	471	795
Total operating expenses	10,976	41,867	36,514	66,439
Operating loss	(1,054)	(31,729)	(6,908)	(38,431)
Other income (expense):
Interest, net	9	27	24	48
Gain (loss) on currency exchange	25	23	(190)	(62)
Other, net	2	14	2	14
Total other income (expense), net	36	64	(164)	—
Loss before income taxes	(1,018)	(31,665)	(7,072)	(38,431)
Income tax expense (benefit)	(1)	11,184	(2)	9,008
Net loss	(1,017)	(42,849)	(7,070)	(47,439)
Net loss attributable to the noncontrolling interest	—	81	125	216
Net loss attributable to Qumu	$(1,017)	$(42,768)	$(6,945)	$(47,223)
Net loss per basic share	$(0.12)	$(4.23)	$(0.80)	$(4.64)
Net loss per diluted share	$(0.12)	$(4.23)	$(0.80)	$(4.64)
Basic weighted average shares outstanding	8,697	10,112	8,689	10,168
Diluted weighted average shares outstanding	8,697	10,112	8,689	10,168
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,017)	$(42,849)	$(7,070)	$(47,439)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	234	143	14	(45)
Change in net unrealized gain (loss) on marketable securities, net of tax	6	(4)	(8)	(10)
Total other comprehensive income (loss)	240	139	6	(55)
Total comprehensive loss	(777)	(42,710)	(7,064)	(47,494)
Net loss attributable to the noncontrolling interest	—	(81)	(125)	(216)
Foreign currency translation adjustments attributable to the noncontrolling interest	—	—	1	2
Comprehensive loss attributable to the noncontrolling interest	—	(81)	(124)	(214)
Comprehensive loss attributable to Qumu	$(777)	$(42,629)	$(6,940)	$(47,280)
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,070)	$(47,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible assets impairment charge	—	29,548
Depreciation and amortization	2,320	3,397
Deferred income tax expense	703	9,039
Loss on disposal of property and equipment	27	46
Stock-based compensation	1,378	1,630
Changes in operating assets and liabilities:
Receivables	1,669	(298)
Inventories	1,463	429
Prepaid income taxes / income taxes payable	281	(311)
Prepaid expenses and other assets	(328)	(384)
Trade accounts payable	(164)	545
Accrued compensation	869	341
Other accrued expenses and other current liabilities	152	(171)
Deferred revenue	(1,579)	1,283
Other long-term liabilities	(89)	669
Net cash used in operating activities	(368)	(1,676)
Cash flows from investing activities:
Purchase of cost method investment	(350)	—
Purchases of marketable securities	(19,505)	(39,502)
Sales and maturities of marketable securities	24,750	9,500
Issuances of notes receivable	—	(500)
Purchases of property and equipment	(874)	(2,187)
Proceeds from sale of property and equipment	1	2
Net cash provided by (used in) investing activities	4,022	(32,687)
Cash flows from financing activities:
Repurchases of common stock	—	(1,350)
Common stock repurchases to settle employee withholding liability	(53)	(28)
Payments of dividends	—	(5,180)
Principal payments on capital lease obligations	(17)	(15)
Proceeds from employee stock plans	4	—
Purchase of noncontrolling interest	(50)	—
Net cash used in financing activities	(116)	(6,573)
Effect of exchange rate changes on cash	(74)	(19)
Net increase (decrease) in cash and cash equivalents	3,464	(40,955)
Cash and cash equivalents, beginning of period	28,644	70,161
Cash and cash equivalents, end of period	$32,108	$29,206
Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(992)	$256
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business
The consolidated financial statements include the accounts of Qumu Corporation, its subsidiaries, and prior to July 3, 2013, its majority-owned joint venture, collectively hereinafter referred to as “Qumu” or the “Company.” All references to Qumu, Inc. shall mean the Company's subsidiary located in San Bruno, California. All intercompany accounts and transactions have been eliminated in consolidation.
Qumu’s enterprise content distribution software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos and other rich content they create and publish. Qumu’s disc publishing business supplies customers in North America, Europe and Asia with industry-leading solutions that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs.
In September 2013, the Board of Directors of Rimage Corporation approved a change in its name from Rimage Corporation to Qumu Corporation (Nasdaq: QUMU). The name change became effective on September 16, 2013.
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
The Company granted 53,998 and 167,498 stock options during the three and nine months ended September 30, 2013, respectively, and granted 3,000 and 72,740 stock options during the comparable prior-year periods. The stock options granted during the nine months ended September 30, 2013 included 50,000 non-qualified options granted outside of any shareholder-approved plan to a newly hired senior management level employee as an inducement to accept employment with the Company. The non-qualified options granted outside a shareholder-approved plan were structured to mirror the terms of the options granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder-approved plan, and are subject to a stock option agreement between the Company and the employee.
In September 2013, the Company completed an offer to exchange certain outstanding options to active non-executive employees. Eligible outstanding options were those that were granted before September 4, 2012 and had an exercise price of $13.50 per share or higher. Eligible employees participating in the exchange offer received new options determined by applying exchange ratios set forth in the exchange offer. The exchange ratios were calculated on an approximate “value-for-value” basis, meaning that the exchange ratios were intended to result in the grant of new options with an aggregate fair value approximately equal to the aggregate fair value of the eligible options they replace. The new options, which were issued under and subject to the terms of the Company's

2007 Plan, will all expire on the later of (i) the expiration date of the surrendered options for which they were exchanged or (ii) the third anniversary of the exchange date, September 19, 2016, subject to earlier expiration upon termination of employee services. New options granted in the option exchange will not be vested on their date of grant regardless of whether the surrendered option was fully vested. The new options granted to employees under the offer will not vest at all until the first anniversary of the date of grant. At that time, each new option granted will then vest as to that portion of the underlying shares that would be vested under the original vesting schedule of the eligible options that had been exchanged. Approximately 182,000 outstanding options were exchanged for approximately 29,000 new option awards. Options granted pursuant to the exchange offer have an exercise price of $11.87 per share, the closing price of the Company's common stock on September 19, 2013. The exchange offer was considered a modification but did not result in a charge or other financial statement impact.
The Company granted 35,000 restricted stock units during the nine months ended September 30, 2013. The Company did not grant restricted stock awards or restricted stock units during the three months ended September 30, 2013. The Company granted 2,800 and 66,924 restricted stock awards and restricted stock units during the three and nine months ended September 30, 2012, respectively.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$247	$310	$895	$1,068
Restricted stock and restricted stock units	140	181	483	562
Total stock-based compensation	$387	$491	$1,378	$1,630
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation cost included in:
Cost of revenues	$31	$31	$108	$103
Operating expenses	356	460	1,270	1,527
Total stock-based compensation	$387	$491	$1,378	$1,630

(3)	Income Taxes
As of September 30, 2013 and December 31, 2012, the Company’s liability for gross unrecognized tax benefits totaled $1,036,000 and $1,017,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $18,000 and $16,000 on a gross basis at September 30, 2013 and December 31, 2012, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,750	$—	$(7)	$8,743
Treasury bills	7,500	—	(1)	7,499
Total marketable securities	$16,250	$—	$(8)	$16,242

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,500	$—	$(1)	$6,499
Treasury bills	14,996	1	—	14,997
Total marketable securities	$21,496	$1	$(1)	$21,496
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of September 30, 2013 and December 31, 2012 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(5)	Inventories
Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods and demonstration equipment	$1,743	$2,677
Purchased parts and subassemblies	2,807	3,359
Total inventories	$4,550	$6,036

(6)	Goodwill and Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

	Useful Life	December 31, 2012	Additions/ Amortization	Other Net Adjustments	September 30, 2013
Customer relationships	10	$2,982	$—	$—	$2,982
Developed technology	6	3,357	—	—	3,357
In-process research and development	6	1,310	—	—	1,310
Trademarks / trade names	15	2,122	—	—	2,122
Software	5	1,051	—	28	1,079
		10,822	—	28	10,850
Less accumulated amortization		(858)	(1,050)	(15)	(1,923)
Total intangible assets, net		$9,964	$(1,050)	$13	$8,927
Amortization expense associated with the developed technology and software intangible assets included in cost of product revenues was $194,000 and $580,000 for the three and nine months ended September 30, 2013, respectively, compared to $269,000 and $805,000 for the three and nine months ended September 30, 2012. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles,” was $158,000 and $471,000 for the three and nine months ended September 30, 2013, respectively, compared to $284,000 and $795,000 for the three and nine months ended September 30, 2012, respectively.
The Company's cumulative goodwill impairment losses are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Cumulative Impairment Losses	Gross Carrying Amount	Cumulative Impairment Losses
Goodwill	$22,218	$(22,218)	$22,218	$(22,218)

On October 10, 2011, Qumu Corporation completed the acquisition of Qumu, Inc. and recognized $22.2 million of goodwill and $18.9 million of intangible assets attributable to the Company’s enterprise content distribution software segment. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise content distribution software segment.

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
As of September 30, 2013, the Company had one outstanding foreign exchange contract with a notional amount totaling approximately $333,000. This contract matures during 2013 and bears an exchange rate of 1.3267 U.S. Dollars per Euro. As of September 30, 2013, the fair value of foreign exchange contracts resulted in a gross and net gain position of approximately $6,500, which is recorded in other current assets.
As of December 31, 2012, the Company had one outstanding foreign exchange contract with a notional amount totaling approximately $144,000. This contract matured during 2013 and bears an exchange rate of 1.2617 U.S. Dollars per Euro. As of December 31, 2012, the fair value of foreign exchange contracts resulted in a gross and net loss position of $8,300, which is recorded in other current liabilities.
Realized and unrealized gains or losses on derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Statements of Operations are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location	2013	2012	2013	2012
Foreign exchange contracts	Gain (loss) on currency exchange	$4	$(23)	$(70)	$(113)
The net gains or losses from foreign exchange contracts reflected above were largely offset by the underlying transaction net gains and losses arising from the foreign currency exposures to which these contracts relate.
The gross fair market value of derivative instruments related to foreign currency exchange contracts and their location on the Company’s Condensed Consolidated Balance Sheets are as follows as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	September 30, 2013	Location	September 30, 2013
Foreign exchange contracts	Other current assets	$6	Other current liabilities	$—

	Asset Derivatives		Liability Derivatives
Derivative Instrument	Location	December 31, 2012	Location	December 31, 2012
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$8
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2013 and December 31, 2012, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$8,743	$8,743	$—	$—
Treasury bills	7,499	7,499	—	—
Total marketable securities	16,242	16,242	—	—
Foreign currency forward exchange contracts	6	—	6	—
Total assets	$16,248	$16,242	$6	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities:
Certificates of deposit	$6,499	$6,499	$—	$—
Treasury bills	14,997	14,997	—	—
Total assets	$21,496	$21,496	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
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
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company repurchased 65,176 and 164,792 shares of its common stock during the three and nine months ended September 30, 2012, respectively. The Company did not repurchase any shares of its common stock during the three or nine months ended September 30, 2013. As of September 30, 2013, the Company had 778,365 shares available for repurchase under the authorizations.
The Company declared and paid dividends of $1.7 million and $5.2 million during the three and nine months ended September 30, 2012, respectively. The Company did not declare or pay any dividends during the three or nine months ended September 30, 2013.

(10)	Computation of Net Loss Per Share of Common Stock
Basic net loss per common share is determined by dividing net loss by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,838,000 and 1,894,000 for the three and nine months ended September 30, 2013, respectively, have been excluded from the computation of diluted weighted average shares outstanding as their effect is anti-dilutive. Stock options to acquire weighted average common shares of 1,737,000 and 1,757,000 for the three and nine months ended September 30, 2012, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares outstanding at end of period	8,661	10,060	8,661	10,060
Basic weighted average shares outstanding	8,697	10,112	8,689	10,168
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	8,697	10,112	8,689	10,168
Net loss attributable to Qumu	$(1,017)	$(42,768)	$(6,945)	$(47,223)
Basic net loss per common share	$(0.12)	$(4.23)	$(0.80)	$(4.64)
Diluted net loss per common share	$(0.12)	$(4.23)	$(0.80)	$(4.64)

(11)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(12)	Investment in Software Company
As of December 31, 2012, Qumu Corporation's investment in BriefCam aggregated $2.8 million, consisting of $2.3 million in convertible preferred stock and a $500,000 convertible note receivable, resulting in a minority interest of less than 20%. BriefCam is a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On January 16, 2013, the Company converted the aforementioned $500,000 note receivable into BriefCam's convertible preferred stock and concurrently participated in an additional round of funding of BriefCam's preferred stock issuance with a cash investment of approximately $350,000. In connection with the conversion of the note receivable and additional investment in BriefCam, the Company received warrants to purchase additional preferred stock in the same series and at the same price as the investment made in January 2013. Qumu's total investment in BriefCam of $3.1 million as of September 30, 2013 continues to represent a minority ownership of less than 20%. Qumu's investment in BriefCam of $3.1 million and $2.8 million at September 30, 2013 and December 31, 2012, respectively, is included in other non-current assets in the Condensed Consolidated Balance Sheets.

Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Through its seat on BriefCam's board of directors, Qumu monitors BriefCam's results of operations and business plan, and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

(13)	Segments
The Company has two reportable segments: disc publishing and enterprise content distribution software. The Company's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company’s enterprise content distribution software segment enables online distribution of content through live and on-demand streaming video as well as secure push-based content delivery to tablets, smart phones and personal computers through its enterprise video communications product line, acquired as part of the acquisition of Qumu, Inc.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s enterprise content distribution software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were incurred to support the enterprise content distribution segment. The Company revised the amounts previously reported as operating income (loss) by segment to align to the current period's presentation. This realignment resulted in $689,000 and $1,984,000 of corporate and other unallocated expenses being allocated from the disc publishing segment to the enterprise content distribution software segment for the three and nine months ended September 30, 2012, respectively, and had no effect on previously reported consolidated net sales or consolidated operating income (loss). The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.
Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software		Total
Three months ended September 30, 2013
Revenues	$16,690	$4,383		$21,073
Operating income (loss)	2,552	(3,606)	(1)	(1,054)
Three months ended September 30, 2012
Revenues	$18,189	$2,760		$20,949
Operating income (loss)	2,431	(34,160)	(2)	(31,729)
Nine months ended September 30, 2013
Revenues	$48,256	$13,561		$61,817
Operating income (loss)	4,641	(11,549)	(1)	(6,908)
Nine months ended September 30, 2012
Revenues	$53,176	$5,518		$58,694
Operating income (loss)	5,799	(44,230)	(2)	(38,431)

(1)
Operating loss for the enterprise content distribution software segment for the three and nine months ended September 30, 2013 includes amortization expense of $0.3 million and $0.9 million, respectively, for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

(2)
Operating loss for the enterprise content distribution software segment for the three and nine months ended September 30, 2012 includes recognized asset impairment charges of $22.2 million of goodwill and $7.3 million of other intangible assets.

(14)	Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013 and its adoption did not have a material impact on the Company’s financial position or results of operations.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of the reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

(15)	Noncontrolling Interest
Effective July 3, 2013, the Company received approval from the Chinese government to increase its majority interest in Rimage Information Technology (Shanghai) Co., Ltd. ("RIT") from 51% to 100% by acquiring the remaining common stock from Taiwan Electronic Data Processing for $50,000. The acquisition of the additional shares in RIT was accounted for as an equity transaction in accordance with the accounting standards on noncontrolling interests outlined in ASC 810. As a result of the shares acquired, RIT is now a 100% owned subsidiary of Qumu. The Company continues to consolidate the financial statements of RIT with its consolidated financial statements; however, commencing on July 3, 2013, there is no noncontrolling interest.
The following table sets forth the changes in noncontrolling interest (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$(21)	$227	$103	$360
Net loss attributable to noncontrolling interest	—	(81)	(125)	(216)
Foreign currency translation attributable to noncontrolling interest	—	—	1	2
Purchase of noncontrolling interest in consolidated subsidiary	21	—	21	—
Balance at end of period	$—	$146	$—	$146

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Revenues	100.0%	100.0%	0.6%	100.0%	100.0%	5.3%
Cost of revenues	(52.9)	(51.6)	3.1	(52.1)	(52.3)	5.0
Gross profit	47.1	48.4	(2.1)	47.9	47.7	5.7
Operating expenses:
Research and development	13.2	14.1	(6.2)	15.1	15.3	4.5
Selling, general and administrative	38.2	43.4	(11.4)	43.2	46.2	(1.7)
Goodwill and intangible assets impairment charge	—	141.0	(100.0)	—	50.3	(100.0)
Amortization of intangibles	0.7	1.4	(44.4)	0.8	1.4	(40.8)
Operating loss	(5.0)	(151.5)	(96.7)	(11.2)	(65.5)	(82.0)
Other income (expense), net	0.2	0.3	(43.8)	(0.3)	—	—
Loss before income taxes	(4.8)	(151.2)	(96.8)	(11.4)	(65.5)	(81.6)
Income tax expense	—	53.4	(100.0)	—	15.4	(100.0)
Net loss	(4.8)	(204.6)	(97.6)	(11.4)	(80.9)	(85.1)
Noncontrolling interest	—	0.4	(100.0)	0.2	0.4	(42.1)
Net loss attributable to Qumu	(4.8)	(204.2)	(97.6)	(11.2)	(80.5)	(85.3)
Overview
The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of disc publishing and enterprise content distribution software (previously referred to as online publishing). Qumu's disc publishing segment supplies customers in North America, Europe and Asia with industry-leading solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company's enterprise content distribution software segment enables online distribution of content through live and on-demand streaming video as well as secure push-based content delivery to tablets, smart phones and personal computers through its enterprise video communications product line, acquired as part of the acquisition of Qumu, Inc.
Qumu distributes its disc publishing systems from its operations in the United States, Germany, Japan and China. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and blank CD-R, DVD-R and Blu-ray media. These systems allow customers to distribute digital content in markets and applications such as medical imaging and records; financial services; entertainment content workflows; manufacturing and government law enforcement, including surveillance and evidence management. As Qumu's sales within North America and Europe have averaged nearly 90% of total sales over the past three years, the strength of the economies in these regions plays an important role in determining the success of Qumu.

The Company's enterprise video communications solutions, included in the enterprise content distribution software segment, are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts and professional services are also sold with these solutions. The Company's disc publishing segment earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of equipment, appliances, software-enabled devices, consumables, parts and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements and professional services. Qumu has no long-term debt and does not require significant capital investment as all fabrication of its products is outsourced to vendors.

Results of Operations
Revenues.
The table below describes Qumu’s revenues by segment and product category (in thousands):

	Three Months Ended September 30,				Inc (Dec) Between Periods		Nine Months Ended September 30,				Inc (Dec) Between Periods

	2013		2012				2013		2012
	$	%	$	%	$	%	$	%	$	%	$	%
Disc publishing
Disc publishing equipment:
Producer	$2,009	10%	$4,529	22%	$(2,520)	(56%)	$6,288	10%	$9,692	17%	$(3,404)	(35%)
Professional	1,560	7%	1,815	9%	(255)	(14%)	4,713	8%	7,542	13%	(2,829)	(38%)
Desktop	379	2%	507	2%	(128)	(25%)	1,159	2%	1,499	3%	(340)	(23%)
Total disc publishing equipment	3,948	19%	6,851	33%	(2,903)	(42%)	12,160	20%	18,733	32%	(6,573)	(35%)
Recurring:
Consumables and parts	9,729	46%	8,509	41%	1,220	14%	26,983	44%	25,597	44%	1,386	5%
Service	3,013	14%	2,829	14%	184	7%	9,113	15%	8,846	15%	267	3%
Total recurring	12,742	60%	11,338	54%	1,404	12%	36,096	58%	34,443	59%	1,653	5%
Total disc publishing	16,690	79%	18,189	87%	(1,499)	(8%)	48,256	78%	53,176	91%	(4,920)	(9%)
Enterprise content distribution software
Software licenses and appliances	1,625	8%	1,287	6%	338	26%	5,893	10%	1,897	3%	3,996	211%
Recurring software services	2,758	13%	1,473	7%	1,285	87%	7,668	12%	3,621	6%	4,047	112%
Total enterprise content distribution software	4,383	21%	2,760	13%	1,623	59%	13,561	22%	5,518	9%	8,043	146%
Total revenues	$21,073	100%	$20,949	100%	$124	1%	$61,817	100%	$58,694	100%	$3,123	5%
Total revenues
Product	$15,302	73%	$16,647	79%	$(1,345)	(8%)	$45,036	73%	$46,227	79%	$(1,191)	(3%)
Service	5,771	27%	4,302	21%	1,469	34%	16,781	27%	12,467	21%	4,314	35%
Total revenues	$21,073	100%	$20,949	100%	$124	1%	$61,817	100%	$58,694	100%	$3,123	5%
Total revenues increased 1% and 5% for the three and nine months ended September 30, 2013 to $21.1 million and $61.8 million, respectively, from $20.9 million and $58.7 million in the respective prior-year periods. The increase in total revenues in the third quarter and year-to-date periods reflects a $1.6 million and $8.0 million increase in enterprise content distribution software segment revenues in each respective period, partially offset by a $1.5 million and $4.9 million reduction in disc publishing revenues for the same periods. Consolidated product revenues decreased $1.3 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, while consolidated service revenues increased $1.5 million and $4.3 million compared to the same prior-year periods. The decrease in product revenues in the current year's third quarter and year-to-date periods was driven by declines of $1.7 million and $5.2 million in sales of disc publishing products, partially offset by growth of $0.3 million and $4.0 million in enterprise content distribution software product sales in each respective period. The rise in service revenues in each period primarily reflects growth in subscription and maintenance revenues from the enterprise content distribution software segment. International sales, inclusive of the impact of currency changes, increased 6% and 8% during the three and nine months ended September 30, 2013, respectively, and comprised 30% and 35% of total revenues for each respective period, compared to 32% and 35% of total revenues for each of the same periods in 2012. In the aggregate, currency fluctuations decreased consolidated revenues for the three and nine months ended September 30, 2013 by less than $0.1 million and $0.2 million, respectively, or less than 1% relative to the same respective periods in 2012.
Disc Publishing. The current-year reductions in disc publishing revenues primarily reflect declines of $2.9 million and $6.6 million in equipment revenues, partially offset by increases in consumables and parts revenues of $1.2 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. The decrease in disc publishing equipment revenues for the current-year periods was impacted by a continuation of an expected transition of customers' purchases over time from physical distribution of content on discs to online forms of distribution. The reduction in equipment revenues in the current-year periods was most significant in the Company's U.S. region and was impacted by large product refresh orders in the first and third quarters of 2012 that did not reoccur in the current-year periods. Additionally, some of the Company's government and commercial customers continued to face funding challenges, negatively impacting sales in the current-year periods. The increase in consumable sales in the third quarter and year-to-date periods of 2013 was primarily due to large orders in the second and third quarters for media kits from a U.S. retail customer. Retail product orders tend to be large and fluctuate from quarter to quarter due to timing of purchases. Sales of consumable products from other segments of the Company's customer base declined in the current-year periods as a result of decreased usage.
Enterprise Content Distribution Software. The increase in enterprise content distribution software revenues reflects the continuation of positive sales momentum. The increase in revenues for the three and nine months ended September 30, 2013 consisted of $0.3 million and $4.0 million in software and appliance licenses and $1.3 million and $4.0 million in recurring software revenues (defined as subscription/term/managed service arrangements, maintenance support agreements and professional services) for each respective period. Contracted commitments for the enterprise content distribution software segment for the third quarter and year-to-date period in 2013 totaled $3.8 million and $11.6 million, respectively, and contracted commitment backlog aggregated $10.7 million as of September 30, 2013. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise content distribution software segment, whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition, the rate of technology substitution and the associated decline in revenue for disc publishing products, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of the Company's solutions-based products in targeted vertical markets. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company's products in its targeted markets, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 47.1% and 47.9% for the three and nine months ended September 30, 2013, respectively, compared to 48.4% and 47.7% for the same periods in 2012. Gross profit as a percentage of revenues for the Company's disc publishing segment was 45.4% and 44.2% for the three and nine months ended September 30, 2013, respectively, compared to 48.4% and 48.3% for the same periods in 2012. Gross profit as a percentage of revenues for the Company's enterprise content distribution software segment was 53.4% and 61.2% for the three and nine months ended September 30, 2013, respectively, compared to 48.0% and 42.2% for the same periods in 2012. The enterprise content distribution software margins for the three and nine months ended September 30, 2013 are inclusive of the impact of approximately $0.1 million and $0.4 million, respectively, in amortization expense associated with intangible assets acquired as a result of the Qumu, Inc. acquisition, compared to $0.2 million and $0.6 million for the respective prior-year periods. Cost of revenues in 2013 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
The consolidated gross profit as a percentage of total revenues was negatively impacted in both current-year periods by a shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kit sales. In addition, a reduction in the volume of Producer equipment sales resulted in an underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues. The generation in the current-year periods of improved margins from the enterprise content distribution software segment partially offset the impact of the decline in disc publishing margins in the third quarter and resulted in a slight improvement in the consolidated gross margin in the current year-to-date period. The improvement in software segment margins compared to the prior-year periods reflects an increased volume and concentration of higher margin software license revenues relative to service revenues and an increased installed base of solutions generating higher service revenues to absorb fixed service costs.
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
Operating Expenses. Total operating expenses were $11.0 million and $36.5 million for the three and nine months ended September 30, 2013, respectively, compared to $41.9 million and $66.4 million in the respective prior-year periods. Operating expenses for the three and nine months ended September 30, 2013 declined $30.9 million and $29.9 million, respectively, compared to the prior-year periods, primarily due to a $29.5 million non-cash charge incurred in the third quarter of 2012 for the impairment of goodwill and intangible assets associated with the enterprise content distribution software business. The direct operating expenses for the enterprise content distribution software segment were $4.8 million and $16.2 million for the three and nine months ended September 30, 2013, respectively, representing a decrease of $0.4 million and an increase of $1.2 million from the respective prior-year periods, exclusive of the impact of impairment charges. Direct operating expenses for the disc publishing segment decreased by $1.0 million and $1.6 million to $6.2 million and $20.3 million for the three and nine months ended September 30, 2013, respectively.
Research and development expenses totaled $2.8 million and $9.4 million for the three and nine months ended September 30, 2013, respectively, representing 13.2% and 15.1% of revenues for each respective period. For the respective prior-year periods, research and development expenses totaled $3.0 million and $9.0 million, representing 14.1% and 15.3% of revenues for each respective prior-year period. Expenses in both current-year periods were impacted by headcount reductions and reduced project spending in the disc publishing segment. These expense reductions were offset in the current year-to-date period by the impact of an increase in headcount and project spending to support software development for the enterprise content distribution software segment.
Selling, general and administrative expenses totaled $8.0 million and $26.7 million for the three and nine months ended September 30, 2013, or 38.2% and 43.2% of revenues, respectively, compared to expenses in the same prior-year periods of $9.1 million and $27.1 million, or 43.4% and 46.2% of revenues for each respective period. The $1.1 million and $0.4 million decreases in expenses in the current-year periods primarily reflect reduced sales and marketing headcount and marketing programs as well as lower legal fees in the disc publishing segment, partially offset by an increase in expenses to support growth in the enterprise content distribution software segment, including increased sales commissions stemming from an increase in revenues relative to the prior year and non-recurring severance costs.
Amortization of Purchased Intangibles. Operating expenses for the three and nine months ended September 30, 2013 include approximately $0.2 million and $0.5 million for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu, Inc. in October 2011, compared to $0.3 million and $0.8 million in the respective prior-year periods. Operating expenses in 2013 are expected to include approximately $0.6 million of amortization expense associated with the Qumu, Inc. acquisition, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $9,000 and $24,000 for the three and nine months ended September 30, 2013, respectively, compared to $27,000 and $48,000 for the respective prior-year periods. Other income also included net gains (losses) on foreign currency transactions of $25,000 and $(190,000) for the three and nine months ended September 30, 2013, respectively, compared to $23,000 and $(62,000) for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded an income tax benefit of $1,000 and $2,000 for the three and nine months ended September 30, 2013, respectively. The Company recorded income tax expense for the three and nine months ended September 30, 2012 of $11.2 million and $9.0 million, respectively.
Amounts recorded in the current-year periods reflect the impact of U.S. state income taxes, offset by state tax refunds pertaining to prior-year periods. Income tax expense recorded in the prior-year periods primarily reflects the impact of a discrete charge for the establishment in the third quarter 2012 of a valuation allowance against the Company’s U.S. deferred tax assets.
Net Loss / Net Loss Per Share. Resulting net loss attributable to Qumu for the three and nine months ended September 30, 2013 was $1.0 million and $6.9 million, respectively, compared to $42.8 million and $47.2 million for the same prior-year periods. Related net loss per diluted share amounts were $0.12 and $0.80 for the three and nine months ended September 30, 2013, respectively, compared to $4.23 and $4.64 for the respective prior-year periods.
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

Operating income (loss) for each reportable segment was as follows (in thousands):

Reportable Segments	Disc Publishing	Enterprise Content Distribution Software		Total
Three months ended September 30, 2013
Operating income (loss)	$2,552	$(3,606)	(1)	$(1,054)
Three months ended September 30, 2012
Operating income (loss)	2,431	(34,160)	(2)	(31,729)
Nine months ended September 30, 2013
Operating income (loss)	4,641	(11,549)	(1)	(6,908)
Nine months ended September 30, 2012
Operating income (loss)	5,799	(44,230)	(2)	(38,431)

(1)
Operating loss for the enterprise content distribution software segment for the three and nine months ended September 30, 2013 includes amortization expense of $0.3 million and $0.9 million, respectively, for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

(2)
Operating loss for the enterprise content distribution software segment for the three and nine months ended September 30, 2012 includes recognized asset impairment charges of $22.2 million of goodwill and $7.3 million of other intangible assets.

Disc Publishing. Operating income increased $0.1 million during the third quarter of 2013 compared to the third quarter of 2012 and decreased $1.2 million during the nine months ended September 30, 2013 compared to the same period in 2012. Operating income in the current-year's third quarter and year-to-date periods was reduced by the gross margin impact of a $1.5 million and a $4.9 million decline in revenues in each respective period, combined with a decrease in gross margin as a percentage of revenues to 45.4% from 48.4% in the third quarter and a decrease to 44.2% from 48.3% for the current year-to-date period. The decline in margins was primarily due to a shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kit sales. A reduction compared to the prior-year periods in direct expenses and allocated corporate costs to support the disc publishing business offset the impact of the revenue and margin decline in the third quarter of 2013 and partially offset the impact of the same in the current year-to-date period. The reduction in direct expenses occurred as cost optimization efforts over the past several months lowered employee costs and reduced spending for research and development projects and marketing programs. Additionally, legal expenses declined in the current-year periods as a result of the impact of the settlement in the prior-year’s third quarter of a patent infringement lawsuit. The reduction in allocated corporate costs for both current-year periods was driven primarily by the redirection of a portion of existing corporate resources to support the increasing business requirements of the enterprise content distribution software segment.
Enterprise Content Distribution Software. Operating loss decreased $30.6 million during the third quarter of 2013 compared to the third quarter of 2012 and decreased $32.7 million during the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in operating loss in the current year's third quarter and year-to-date periods was driven primarily by a $29.5 million non-cash charge incurred in the third quarter of 2012 for the impairment of goodwill and intangible assets associated with the enterprise content distribution software business. The decrease in operating loss in the third quarter and year-to-date periods of 2013 was further impacted by a $1.6 million and $8.0 million increase in revenue for each respective period, coupled with an increase in gross margin as a percentage of revenue to 53.4% from 48.0% in the third quarter of 2013 and an increase to 61.2% from 42.2% in the current year-to-date period. Partially offsetting the favorable revenue and margin impact in each current-year period was an increase in direct operating expenses and allocated corporate expenses. The primary contributors to the increase in direct operating costs in both current-year periods were higher sales commissions resulting from the increase in revenues and increased costs to support software development projects. Additionally, nonrecurring severance costs contributed to the increased expenses in the current year-to-date period. The increase in allocated corporate costs was driven primarily by increased consumption of existing corporate resources to support the growth initiatives of the enterprise content distribution software segment.

Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At September 30, 2013, the Company had working capital of $51.1 million, down $5.1 million from working capital reported at December 31, 2012. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the nine months ended September 30, 2013 of $2.6 million, purchases of property and equipment of $0.9 million and an investment of $0.4 million in BriefCam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Exclusive of a small amount of capital lease obligations, Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
Since October 2010, the Company’s Board of Directors has approved cumulative common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2013. As of September 30, 2013, the Company had 778,365 shares available for repurchase under the authorizations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash generated by operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and purchases of inventory. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and inventory requirements as the Company continues to increase its investment in resources to support the growth of the enterprise content distribution software segment and optimize costs and reduce inventory purchases in line with anticipated revenues for the disc publishing segment.
Net cash used in operating activities totaled $0.4 million and $1.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The $1.3 million improvement in cash used in operating activities resulted from a $1.1 million decrease in net loss adjusted for non-cash and non-operating items and a $0.2 million increase in cash from changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior-year period were favorable changes of $2.0 million in receivables and $1.0 million in inventories, partially offset by an unfavorable change of $2.8 million in deferred revenue. The favorable change in accounts receivable was primarily due to a higher percentage of sales in the prior year’s third quarter occurring in September compared to the third quarter of 2013. This impacted the associated timing of collection of receivables. The favorable change in inventories compared to the prior year was primarily due to reduced inventory purchases in the current period in response to lower product demand in the disc publishing business and efforts to reduce inventory levels. The unfavorable change in deferred revenue was primarily due to a reduced volume of new maintenance contracts in the nine months ended September 30, 2013 for the disc publishing business stemming from lower equipment sales.
Investing activities provided net cash of $4.0 million for the nine months ended September 30, 2013 and consumed net cash of $32.7 million for the nine months ended September 30, 2012. The $36.7 million fluctuation in investing activities was primarily due to $5.2 million in maturities of marketable securities, net of related purchases, during the nine months ended September 30, 2013 compared to $30.0 million in purchases of marketable securities, net of maturities, during the same period in 2012. The Company invests in highly liquid marketable securities with maturities ranging from three to 12 months. Investing activities in the nine months ended September 30, 2013 included a $0.4 million equity investment in BriefCam and the prior-year period also included a $0.5 million note receivable issued to BriefCam. Purchases of property and equipment during the nine months ended September 30, 2013 and September 30, 2012 amounted to $0.9 million and $2.2 million, respectively. Capital expenditures in 2013 are currently expected to approximate $1 million.
Financing activities used net cash of $0.1 million for the nine months ended September 30, 2013, compared to net cash used of $6.6 million for the same prior-year period, consisting primarily of $5.2 million in dividend payments and $1.4 million in common stock repurchases. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company does not currently expect to pay a dividend in 2013.

Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation and impairment of long-lived assets. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2013.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2013.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the economic health of the markets from which Qumu derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged nearly 90% of total sales over the past three years; the Company's ability to keep pace with changes in technology in the computer and storage media industries as well as technology changes in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors and newly developed media storage products; the mature market for disc publishing products, with limited growth potential; the Company's ability to successfully implement its growth strategy; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the Company's ability to effectively address risks or other problems encountered in connection with the Qumu integration; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into Qumu's products; the Company's ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the ability of the Qumu products to deliver fast, efficient and reliable service; the Company's ability to maintain adequate inventory of products; the Company's ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company's products to operate effectively with the computer products developed and to be developed by other manufacturers; the compatibility of the Company's disc publishing products with products designed by others; the negative effect upon the Company's business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen, Chinese Yuan, British Pound and Singapore dollar to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries and majority-owned joint venture are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

The Company enters into forward exchange contracts principally to hedge inter-company receivables denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward exchange contracts are calculated at each period end and are recognized in net income (loss) in the period in which they arose. The Company records the fair value of its open forward foreign exchange contracts in other current assets or other current liabilities depending on whether the net amount is a gain or a loss. The Company does not utilize financial instruments for trading or other speculative purposes.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of September 30, 2013. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting. As part of the Company’s ongoing integration activities following the acquisition of Qumu, Inc. in October 2011, the Company is continuing to incorporate the operations of Qumu, Inc. into the Company’s control environment and continuing to improve its control environment.

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
Effective October 2010, the Company’s Board of Directors approved the continuation of common stock repurchases under original Board authorizations providing for the repurchase of up to 1,000,000 shares of the Company’s common stock. On July 26, 2011, the Board authorized the repurchase of an additional 500,000 shares under the program. On October 26, 2012, the Company's Board of Directors approved the repurchase of an additional 2,000,000 shares of the Company's common stock under the Company's stock repurchase program. On November 5, 2012, the Company also implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2013, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended September 30, 2013 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the third quarter ended September 30, 2013, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
July 2013	—	$—	—	778,365
August 2013	294	$11.00	—	778,365
September 2013	260	$10.59	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 8, 2013	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2013	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)