Form 10-K
period 2013-12-31
Qumu Corp
filed 2014-03-14
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NO. 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
7725 Washington Avenue South, Minneapolis, Minnesota	55439
(Address of principal executive offices)	(Zip Code)
Rimage Corporation	(952) 683 - 7900
Former name, former address and formal fiscal year, if changed since last report:	Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:	None

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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $70,490,000.
As of February 28, 2014, 8,675,472 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information
PART I
ITEM 1. BUSINESS
General
In September 2013, the Board of Directors of Rimage Corporation approved a change in the Company's name from Rimage Corporation to Qumu Corporation (Nasdaq: QUMU). The name change became effective on September 16, 2013.
Qumu Corporation (“Qumu” or the “Company”) conducts its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its Rimage disc publishing business. Qumu’s growing enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu helps thousands of organizations around the world realize the greatest possible value from video and other rich content they create and publish. Qumu’s Rimage disc publishing business provides customers with industry-leading solutions that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company markets its products to customers in North America, Europe and Asia.
Qumu is investing in the global expansion of its software business to maximize the Company’s opportunity in this growing market. The Company's global corporate infrastructure and the positive cash flows generated by the disc publishing business are being leveraged to support this expansion. The Company expects that over time, the enterprise video content management software business will become an increasingly larger part of the overall Qumu business.

	Years Ended December 31,
(In thousands)	2013		2012		2011
Enterprise video content management software
Software licenses and appliances	$7,269	9%	$4,320	5%	$693	1%
Service	10,467	13%	5,516	7%	1,067	1%
Total enterprise video content management software	17,736	22%	9,836	12%	1,760	2%
Disc publishing
Disc publishing equipment:
Producer	9,119	11%	12,285	15%	15,788	19%
Professional	6,609	8%	9,517	12%	11,939	14%
Desktop	1,575	2%	1,977	2%	2,697	3%
Total disc publishing equipment	17,303	21%	23,779	30%	30,424	36%
Recurring:
Consumables and parts	34,962	42%	33,819	43%	40,038	48%
Service	12,471	15%	12,009	15%	11,412	14%
Total recurring	47,433	58%	45,828	58%	51,450	62%
Total disc publishing	64,736	78%	69,607	88%	81,874	98%
Total revenue	$82,472	100%	$79,443	100%	$83,634	100%
History
The Company was founded in 1978 and incorporated as IXI, Inc. in Minnesota in February 1987. Starting in 1995, the Company focused its business on development and sale of its CD recordable (“CD-R”) publishing systems, and added DVD recordable (“DVD-R”) publishing systems in 2000. Blu-ray capabilities were integrated into key products in late 2006 to address the needs of customers desiring the substantial increase in storage capacity provided by this technology. The disc publishing business is mature and has been declining in revenue since 2007 due to technology substitutions. Changes in the information technology landscape have resulted in an evolution of customer needs from physical distribution of content on CDs, DVDs and Blu-ray Discs to online distribution. In addition, video has grown dramatically as a content type used within enterprises. Effectively implementing video as a communication and collaboration tool has become a major challenge for enterprises. In response to these market changes, in October 2011, the Company acquired Qumu, Inc., a leader in the fast-growing enterprise video content management software market.

In response to strong growth and significant market opportunity for the Company’s software business and a continued decline in revenues generated by its disc publishing business, the Company embarked on a rebranding effort, repositioning itself as an enterprise video content management software company and changing its name from Rimage Corporation to Qumu Corporation in September 2013.
Enterprise Video Content Management Software
To increase communication, engagement and collaboration between employees and stakeholders, enterprises have invested significantly in content and network infrastructure that connects these employees and stakeholders across offices, conference rooms, computers, tablets and smart phones. As part of this, enterprises are adopting video as a mainstream communication and collaboration tool.
Qumu enterprise video content management software solutions allow organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. Qumu provides information technology administrators and corporate communication leaders a way to securely address the challenges of video overwhelming their data networks, while still utilizing their existing information technology infrastructures, thereby maximizing their investment and enabling the rapid adoption of video in their content and collaboration infrastructures.
Qumu software products are deployed as an end-to-end solution with an intuitive and rich user-experience to author, manage and distribute live and on-demand video content over corporate networks both behind and beyond the secure firewall. The Company's product suite includes Qumu Capture Studio, Qumu Video Control Center and Qumu VideoNet Edge. Qumu solutions also integrate extensively with customers' existing video infrastructures, business applications and broader IT infrastructures using Qumu's Server API. Qumu solutions are deployed on premise, in the Cloud or in Hybrid Cloud/on premise configurations. Qumu also offers managed services to customers interested in outsourcing the planning, on-going operations and maintenance of the system.
Products
Qumu enterprise video content management solutions are deployed on premise, in the Cloud, or as a hybrid solution combining on premise installation and Cloud deployment, or as a managed service. Qumu deployments can range in size from less than $100,000 to millions of dollars. Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of capturing, managing, delivering and experiencing video content.
Video Capture

•	Qumu Capture Studio is a portable software-enabled device that quickly and easily records, edits, and publishes video and presentation content.

•	Qumu Quick Capture is a browser-based applet for the simple creation of videos captured from a user's computer screen and/or webcam.

•	Qumu's encoder control facilitates live encoding and can leverage popular encoders from vendors such as Digital Rapids, Cisco, Viewcast and others.

•
Qumu Video TIMs (technology integration modules) access systems from Cisco/Tandberg and Polycom and allow for the use of existing conference systems as “studios” for the creation of live or on-demand video content.

Video Management
Qumu Video Control Center is the enterprise scalable solution that provides central control for all video applications, content and resources involved in the production and delivery of enterprise video. Video Control Center manages both live streamed video and video on-demand workflows. This comprehensive business video platform includes features that provide additional capabilities:

•	Patent pending Qumu Pathfinder technology for automated routing to multiple device types with different bitrates, enabling more efficient use of the network and improved user experience.

•	Qumu Speech Search for searching and indexing the spoken dialogue within video programs, greatly reducing time-to-knowledge.

•	Live Broadcast Console for managing and deploying live streamed videos across an organization.

•
Qumu Security TIMs for single-sign-on (SSO), Active Directory/LDAP integration, and SAML (Security Assertion Markup Language) that make it easy to create a secure video application and network based on the enterprise's existing security standards.

Video Delivery

•
Qumu VideoNet Edge creates a highly secure, fault tolerant video delivery network with advanced streaming and caching features to provide outstanding streaming performance for an unlimited number of users. By ensuring that only one stream crosses the WAN on its way to viewers in remote locations, VideoNet Edge minimizes the strain placed on the network by live webcasting or video on demand. VideoNet Edge can work as the sole distribution platform for video, on in conjunction with other enterprise or internet-based content distribution networks (“CDNs”). Qumu VideoNet Edge provides caching of H.264/MPEG-4, Windows Media & Flash video, Video on Demand and live broadcast content, reducing traffic from the centrally-located origin server.

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

•	Qumu Secure Download allows video to be securely delivered to mobile devices and viewed offline based on prescribed usage policies.
User Experience

•
Qumu provides Mobile Apps for iOS, Android and Windows phones and tablets. The apps are complete out-of-the-box native video applications built using the Qumu Mobile SDKs. Customers can also modify and create fully branded applications accessing Qumu's video infrastructure using Qumu SDKs.

•	Qumu native support for iOS, Android and Windows-based browsers with HTML5 responsive design.

•
Qumu Portal TIMs (technology integration modules) for Microsoft Sharepoint, IBM Connections, IBM WebSphere and other platforms allow end users to adopt video for communication and collaboration within the native interfaces of the portals they are currently using.

Qumu Cloud
Qumu offers Qumu Cloud, a fully managed virtual solution delivered as a Software-as-a-Service (SaaS) platform, enabling customers to deploy video across their organization independent of the enterprise's internal infrastructure limitations. Qumu Cloud deployments can be fully independent of the enterprise’s infrastructure, or may be augmented with Qumu VideoNet Edge devices or other edge devices as a hybrid Cloud/On Premise solution.
Qumu Cloud has varying delivery levels, including options for video on demand, live streaming, video collaboration and conferencing. The solutions are designed to meet varying enterprise video needs and requirements. All solutions support audiences on the desktop as well as mobile smartphones and tablets.
Secure Content Delivery
The Company introduced Signal, a secure online content delivery solution, in the second quarter of 2012. Qumu Signal pushes content to tablets, smart phones and personal computers. Qumu Signal can be deployed through a software license, software on a server appliance or through a cloud based SaaS platform, depending on customer preference. Signal was sold and delivered to initial customers starting in 2012. The Signal technology has also been integrated within the Qumu enterprise video content management software solution for secure video download capability.
Qumu Managed Services
Qumu Managed Services enable enterprises to offload video-related technology management, event support and other aspects of their video infrastructure. Services available include live event support, real-time infrastructure monitoring, service management, platform upgrades, reporting and application management.
Marketing and Distribution
Qumu’s enterprise video content management software solutions serve a growing customer base of large enterprises across a wide range of vertical and horizontal markets. Qumu has primarily targeted enterprises with 10,000+ employees and a history of video use for corporate communications. In 2013, Qumu increased its efforts in targeting mid-size businesses with less than 10,000 employees by promoting its Qumu Cloud and managed services offerings.
Qumu serves its customer base via direct sales and channel partners offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, software-enabled devices, SaaS and managed services. In 2013, Qumu increased its focus and investment on channel and technology partners to expand the reach of the Company’s solutions.
In 2013, Qumu was selected as a leader in the industry by two leading industry analysts:

•	Gartner selected Qumu as a leader in their Magic Quadrant for Enterprise Video Content Management.

•	Forrester selected Qumu as a leader in their Forrester Wave report for Enterprise Video Platforms.
These selections are visible proof points in the market that had a positive impact on Qumu’s market awareness and lead generation activities.
Qumu’s enterprise video content management software business sells products and services internationally through its U.S. operation and its subsidiaries in Germany and Japan. International sales comprised approximately 25% and 12% of revenues generated by the enterprise video content management software business for the years ended December 31, 2013 and 2012, respectively. The enterprise video content management software business did not have any international sales for the year ended December 31, 2011.
Competition
Major competitors of Qumu's enterprise video content management solutions include Kaltura, Cisco, Polycom, vBrick, Brightcove and MediaPlatform. Due to Qumu's unique focus on a complete video infrastructure that includes support for mobile devices and existing IT infrastructure, Qumu is able to compete effectively with these competitors. Qumu also differentiates itself from its competitors through its video delivery technology and flexibility as to solution deployment and service options.
Manufacturing and Product Development
Qumu outsources the assembly of certain of its VideoNet Edge server appliances to a third-party contract manufacturer. Under Qumu's direction, the contract manufacturer loads Qumu's software on the appliance and drop ships the appliance directly to Qumu's customers on Qumu's behalf. Qumu also assembles another version of its VideoNet Edge server appliance in its manufacturing facility in Minnesota. Qumu software sales deployed without the appliance are available via secure electronic delivery. Additionally, Qumu outsources to a third-party supplier the design and manufacture of its Qumu Capture Studio, a software-enabled device that quickly and easily records, edits, and publishes video and presentation content. Alternative supply sources are available for these products; however, a transition period would be required to secure such alternative sources.

Qumu develops its software internally and also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.
Research and Development
As of December 31, 2013, the Company employed 45 employees in research and development supporting the enterprise video content management software business. This staff, with software and electrical engineering capabilities, engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third-parties to utilize their competencies in creating products to enhance its product offerings.
In 2013, Qumu introduced important releases for its flagship products, Video Control Center (VCC 7.0) and VideoNet Edge (VNE 4.0). Enhancements to the Video Control Center included an HTML5 video portal with enhanced user experience, simplified customization and responsive design for better viewing on mobile devices, phonetic search of video content, improved webcast management and re-skinning of user interfaces to match the new Qumu brand identity. Qumu also expanded and enhanced its Technology Integration Modules (TIMs) for encoders, transcoders, CDNs and enterprise portals, including support for the newest versions of IBM Connections, IBM WebSphere and SharePoint 2013. Additionally, several new reference apps for mobile devices were released to the Apple App Store, Google Play and Microsoft App store for phones and tablets.
Backlog of Contracted Commitments
The Company's contracted commitment backlog associated with its enterprise video content management software business was $16.7 million at December 31, 2013 compared to $12.7 million at December 31, 2012. The Company defines contracted commitments as the dollar value of signed customer purchase commitments. Of the $16.7 million in backlog at December 31, 2013, the Company expects to recognize between $9 million and $10 million as revenue during the year ended December 31, 2014. Actual amounts could differ depending on timing of customer deployments and other factors.

Disc Publishing Business
Products
Qumu’s Rimage disc publishing systems provide for a full range of low-to-high volume production of optical discs by incorporating robotics, embedded software and custom printing technology for disc labeling and burning. The Company focuses its disc publishing solutions on a set of vertical markets with special needs for customized, on-demand digital information including medical imaging, financial services, photo retail, media and entertainment and government law enforcement, which includes surveillance and evidence management.
Qumu’s Rimage disc publishing products are designed to automate the publishing of customized content, data distribution and archiving processes. In some cases, this results in reductions of labor, training and inventory costs for users of the products; in other cases, it enables totally new and innovative applications. Rimage's disc publishing products provide compelling solutions for content distribution and archiving of information on recordable CD, DVD and Blu-ray DiscTM media for just-in-time, on-demand and mass customization of discs with unique content and labels.
The principal benefits to users of Rimage's disc publishing products include secure content delivery, unattended operation, reduced labor costs and higher throughput and quality than alternative systems. One of the essential elements of the marketing and development strategy of the disc publishing business is to retain customers over time. Qumu provides users with a path for future product upgrades to obtain improved products or products with additional capabilities, such as drives that will accommodate new media types, drives with faster recording speeds and opportunities to upgrade to improved printing technologies. Qumu also focuses on providing disc publishing customers whose products have reached the end of their useful lives a migration path to a new Rimage disc publishing solution. Qumu has made a long-term commitment to its Rimage disc publishing customers by providing maintenance service contracts, replacement parts and repair services for current as well as legacy products.
Rimage disc publishing systems are divided into three primary product lines: the Producer line of equipment for high-volume environments for production of recordable CD, DVD or Blu-ray Disc media; the Professional line of equipment for front office environments producing recordable CD, DVD or Blu-ray Disc media; and the Desktop line of lower-cost products for office and other desktop applications. Other major sources of disc publishing revenue are recurring in nature and consist of consumables (ribbons, ink cartridges and blank recordable CD, DVD and Blu-ray Disc media), parts and maintenance contracts.
The Producer IV Series
The Producer IV Series of disc publishing systems, introduced in November 2012, represent the latest generation of the high-performance Producer line and consist of a family of products covering a broad range of applications for publishing and duplication of CD, DVD and Blu-ray Discs. Each product in the Producer line incorporates recorders capable of recording on CD, DVD or Blu-ray Disc media, customized robotics, a thermal or thermal re-transfer printer for direct-to-disc monochrome or full color printing, software and computer hardware components.
The top of the line Rimage Producer 8200N system, part of the Producer IV Series of publishing systems introduced in 2012, provides industry leading throughput for on-demand production of CD, DVD or Blu-ray Discs with digital content. The Rimage Producer 8200N system utilizes up to four simultaneous data streams, four recorders and has a capacity of 400 discs. The Rimage Producer 7200N system, also part of the Producer IV Series, has two recorders. The Rimage Producer 6200N system, also part of the Producer IV Series, has a single recorder. All Rimage Producer Series systems are network-attached, have a control center embedded inside the unit and are available with either Rimage's Everest 600TM or Prism III printers. The Producer line also includes AutoPrinter systems, which incorporate either an Everest 600 or Prism III printer. List prices for the Producer line of disc publishing systems currently range from $15,550 to $39,750.
The Everest 600 printer was developed to meet customer needs for an on-demand, direct-to-disc printer that prints color and monochrome disc labels with quality similar to credit card printing systems. The Everest 600 printer produces images on recordable CD, DVD and Blu-ray Disc media that are indelible and cover the full surface of the disc. The Everest 600 printer sold with the Producer product line enables users to print on discs with 600 dpi print resolution, while the Everest 400TM printer sold with the Professional Series line of systems (discussed below) provides 400 dpi print resolution. Both models print photo quality images and clear, crisp text.
Rimage's Prism III printer was introduced in November 2012. The Prism III is the third generation of Prism printers produced by Rimage. The Prism III provides high-speed, low cost, laser quality monochrome and spot color printing on standard recordable CD, DVD and Blu-ray Disc media for in-house, customized printing.

The Professional Series
The current generation of Professional Series systems, introduced in September 2012, are compact, network-attached publishing systems that feature an Everest 400 printer with a small footprint. The Rimage Professional Series systems offer mid-range solutions for on-demand disc publishing. Professional Series systems utilize two recorders, three input bins and an Everest 400 printer. The Rimage Professional 5410N has a control center (PC) embedded inside the unit, while the Rimage Professional 3410 system utilizes an external control center (PC) end-users can select themselves and connect with a USB cable. The Professional 5410N and 3410 systems replaced the 5400N and 3400 systems. List prices for the Professional Series systems currently range from $7,230 to $15,030.
The Desktop Series
Rimage's Desktop Series of CD, DVD and Blu-ray Disc products feature economical pricing, a compact “desktop” design, software, networked or stand-alone operation and plug-and-play technology ideal for office environments. The Company introduced the two-recorder Rimage 2000i Series II desktop publishing system in November 2012. The Rimage 2000i Series II system replaced the Rimage 2000i system. The 2000i system utilizes the Rimage 480i thermal inkjet printer, which was co-developed with Hewlett-Packard in 2004. The Rimage 480i inkjet printer features 4800 dpi resolution for high clarity color printing on CD, DVD and Blu-ray Discs. The list price for the Rimage 2000i Series II desktop publishing system currently ranges from $3,590 to $4,590.
Marketing and Distribution
Rimage's disc publishing channel partners, primarily consisting of value-added resellers, other strategic partners and distributors, currently generate the majority of sales for the disc publishing business. Sales to one of the strategic partners of the disc publishing business represented 12%, 10% and 16% of consolidated revenues during 2013, 2012 and 2011, respectively. The agreement governing these sales is Qumu's standard form of purchase order.
Qumu has historically focused its Rimage disc publishing sales and marketing efforts on high-volume recordable CD, DVD and Blu-ray Disc solutions in areas such as medical imaging, financial services, photo retail, media and entertainment and government. Qumu plans to maintain its position in these markets while also focusing on marketing Rimage disc publishing solutions for applications with strong use cases in electronic medical records and law enforcement; including surveillance and evidence management. Rimage disc publishing's sales and marketing organization is focused on penetrating these targeted markets and strengthening marketing support for disc publishing products with focused web-based marketing, increased use of telesales and direct selling activities.
Qumu’s Rimage disc publishing business conducts international sales through its U.S. operation and its subsidiaries in Germany, Japan and China. International sales constituted approximately 39% of revenues generated by the disc publishing business for each of the years 2013, 2012 and 2011.
Competition
Technology substitution is expected to be the primary competitive force impacting the disc publishing product line over the next several years. Qumu’s Rimage disc publishing products compete with online distribution, cloud file sharing and alternative technologies in the content distribution industry. In addition, the disc publishing business competes in certain vertical market applications with products sold in the storage industry such as high capacity hard drives and flash memory. Qumu believes that within its disc publishing targeted markets, its technology has advantages over certain other technologies in terms of usability, reliability, performance, security and cost.
Additionally, within the on-demand disc publishing market, the disc publishing business competes with a number of manufacturers of CD-R/DVD-R/Blu-ray production equipment and related products. Primary competitors of the disc publishing business include Seiko Epson Corporation and Primera Technology, Inc. The Company is able to compete effectively in the sale of disc publishing systems because of technological leadership in automated solutions and its early start within the CD-R/DVD-R digital content publishing industry. The Company believes that its quality printing capabilities for recordable CD, DVD and Blu-ray media, its transporter mechanisms, its software, its serviceability and its integration tools differentiate its products from those of competitors.
Manufacturing
Manufacturing operations associated with the disc publishing product line consist primarily of the assembly of products from components purchased from third parties. Some parts are standard components and others are manufactured to the specifications of the disc publishing business. Employees at the Company’s facility in Edina, Minnesota conduct assembly and testing operations. Components include DVD-R drives, Blu-ray recorders, printers, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies, computer components and other mechanical parts. The disc publishing business depends upon a single-source supplier for its Everest printers and associated ribbons and also for its Rimage Professional Series systems. The

Company purchases these products pursuant to its standard form of purchase order, submitted to the supplier from time to time as the products are needed.
Although the Company believes it has identified alternative assembly contractors for most of its subassemblies and products, an actual change in such contractors would likely require a period of training and testing. Accordingly, a sudden interruption in a supply relationship or the production capacity of one or more of such contractors could result in increased costs, delivery delays, loss of sales and quality control issues as the Company seeks to secure alternative sources of supply.
Research and Development
As of December 31, 2013, the Company employed 16 employees in research and development supporting the disc publishing business. This staff, with software, electrical, mechanical and drafting capabilities, engages in research and development of new products and enhancements to existing products. Development efforts in 2013 for the disc publishing business primarily included consolidation of operating system software to standardize customer use case environments across all product lines.  Resources were also engaged in the continuation engineering refinement of new products launched in 2012.
The industries served by the disc publishing business are subject to rapid technological changes. Other technologies, including online distribution, cloud file sharing and alternative data storage media, including high capacity hard drives and flash memory, currently exist or are under development. All these forces are affecting the usage of recordable CD, DVD and Blu-ray media and how companies otherwise distribute content. The Company believes that it must continue to support engineering activities to maintain compatibility with changes made by third party vendors that impact software, media and DVD-R drives used in Rimage disc publishing products.
Intellectual Property and Government Regulation
Qumu currently maintains 16 U.S. patents, 11 international patents and has six non-provisional utility patent applications pending in the U.S. Further, Qumu protects the proprietary nature of its software primarily through copyright and license agreements and through close integration with its hardware offerings. It is Qumu's policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Qumu will be able to obtain patent or other protection for its products. In addition, Qumu has registered and may in the future register trademarks and other marks used in its business.
As the number of Qumu's products increases and the functionality of those products expand, Qumu believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of its patents. In addition, although Qumu does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Qumu's products infringe on their rights and these third parties may assert infringement claims against Qumu in the future. Qumu may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Qumu's proprietary rights and the rights of others. Any claim of infringement against Qumu could involve significant liabilities to third parties, could require Qumu to seek licenses from third parties and could prevent Qumu from manufacturing, selling or using its products.
The FCC requires some of Qumu's equipment to meet radio frequency emission standards. Qumu takes steps to ensure proper compliance of all products.

The Company is the owner of various trademarks and trade names referenced in this Annual Report on Form 10-K including: "Qumu," “Rimage,” "Everest," "Evidence Disc System" and "Medical Disc System MDS."  Solely for convenience, the trademarks and trade names in this Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that the Company or the other respective owners will not assert, to the fullest extent under applicable law, its or their rights thereto.
Employees
As of December 31, 2013, the Company had 259 employees, of which 61 were involved in research and development, 76 in production, testing, repair and customer service, and 122 in sales, marketing, administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
Qumu maintains a website at www.qumu.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “Investors,” then click on “SEC Filings (EDGAR).” A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Qumu Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.
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
Any forecast regarding our future performance, including, but not limited to, forecasts regarding estimated revenue, earnings per share or cash flow from our operating activities, reflects various assumptions and is subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forecast, including the risks reflected in the risk factors set forth below. Consequently, no forecast or other forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse.
Risks Affecting Qumu Corporation and Our Businesses
We may not be successful at implementing our growth strategy.
Our growth strategy includes the global expansion of our enterprise video content management software business and optimization of our opportunity in this growing market. We expect to continue to pursue this strategy through internal growth and possible acquisitions.
We cannot ensure that this growth strategy will be successful either in the short-term or in the long-term, or that this strategy will generate a positive return on our investment.  Further, if the pace and success of video adoption by enterprises does not progress as rapidly as we believe it will, many of our strategic initiatives and investments may be of limited value.
Moreover, we may not execute successfully on our growth strategy because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Our growth strategy for our enterprise video content management business includes expanding sales and deployment of these products internationally. We may not be successful in achieving significant sales of these products internationally due to sales distribution challenges, an inability to recruit and retain qualified personnel, or other factors. Our failure to successfully execute on our growth strategy, even if the strategy is sound, could result in competitors providing products before we do and loss of market share and sales. Additionally, if we do not effectively communicate our growth strategy to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.

Because of our change in strategic direction, our historical financial results may not be indicative of our future financial results. Further, because our operating history with respect to our enterprise video content management software business is limited, our current financial results may provide only a limited basis for investors to assess our current or future business as a whole.
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
We have been dedicating resources to our enterprise video content management software business that we believe further our growth strategy to distribute live, on-demand and downloaded content for a broad range of applications, on any mobile or desktop device. However, the return on our investments in initiatives may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We face intense competition in all areas of our business and such competition may result in price reductions, lower gross profits and loss of market share.
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. In our enterprise video content management software business, we compete with others such as Kaltura, Cisco, Polycom, vBrick, Brightcove and MediaPlatform who deliver video content to businesses. We expect the intensity of competition we face to increase in the future from other established and emerging companies. In our disc publishing business, we compete with other providers of disc publishing systems and solutions, such as Seiko Epson Corporation and Primera Technology, Inc. Our disc publishing products also compete with online distribution, cloud file sharing and alternative technologies in the storage media industry, such as high capacity hard drives and flash memory.
Some of our competitors, particularly competitors for our enterprise video content management software products, may have greater resources than we do, including greater sales, product development, marketing, financial, technical or engineering resources. In addition, because our enterprise video content management software business is relatively new with a limited operating history, our target customers may prefer to purchase software products that are critical to their business from one of our larger, more established competitors.
To remain competitive, we believe that we must continue to provide:

•	Technologically advanced products and solutions that anticipate and satisfy the demands of end-users;

•
Continuing advancements or innovations in our product offerings, including products with price-performance advantages or value-added features in security, reliability or other key areas of customer interest;

•	Innovations in video content creation, management, delivery and user experience;

•	A responsive and effective sales force;

•	A dependable and efficient sales distribution network;

•	Superior customer service; and

•	High levels of quality and reliability.
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
Rapid technological advances, rapidly changing customer requirements and fluctuations in demand characterize the current market for our products. Further, technology substitution is negatively impacting our revenues from our disc publishing products. Our existing and development-stage products may become obsolete if our competitors introduce newer or more appealing technologies. If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. We believe that we must continue to innovate and anticipate advances in the content management industry in order to remain competitive. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our revenues will decline.
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
Further, we sell our products throughout the United States, as well as in several international countries to commercial and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in further decreases in spending among customers and softening demand for our products.
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
Our future success depends, in significant part, on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization, particularly in our enterprise video content management software business. Competition in our industry for qualified employees, particularly in senior management, product development and sales, is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We sell a significant portion of our products internationally, which exposes us to risks associated with international operations.
We sell a significant amount of our products to customers outside the United States, particularly in Europe, Asia and Latin America. International sales accounted for 36% of our consolidated revenues for the year ended December 31, 2013, 35% of our revenues for the year ended December 31, 2012, and 38% of our revenues for the year ended December 31, 2011. We expect that shipments to international customers, including customers in Europe, Asia and Latin America, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

•	International governments may impose tariffs, quotas and taxes;

•	The demand for our products will depend, in part, on local economic health;

•	Political and economic instability may reduce demand for our products;

•	Restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	Potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

•	Potential difficulties in managing our international operations;

•	The burden and cost of complying with a variety of international laws, including those relating to data security and privacy;

•	We may decide to price our products in foreign currency denominations;

•	Our contracts with international distributors and resellers cannot fully protect us against political and economic instability;

•	Potential challenges operating our China subsidiary in an emerging market characterized by strict government controls;

•	Potential difficulties in collecting receivables; and

•	We may not be able to control our international distributors' efforts on our behalf.
The financial results of our German, Japanese, Chinese and United Kingdom subsidiaries are translated into U.S. dollars for consolidation with our overall financial results. Additionally, we hedge against currency fluctuations associated with foreign currency denominated transactions (principally the Euro) with Qumu Europe. Despite our hedging activity, currency translations and fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations may also increase the relative price of our product in international markets and thereby could also cause our products to become less affordable or less price competitive than those of international manufacturers. These risks associated with international operations may have a material adverse effect on our revenue from or costs associated with international sales.
If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share.
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
Our quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control. This variability may lead to volatility in our stock price as research analysts and investors respond to quarterly fluctuations. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. It may be particularly difficult to make a comparison to our results of operations in periods prior to our acquisition of Qumu, Inc. in October 2011. You should not rely on our past results as an indication of our future performance.
Factors that may affect our results of operations include:

•
The timing and amount of our recorded revenue, which will depend upon the mix of products and solutions selected by our customers with revenue from paid-up perpetual software licenses being recognized upon delivery, revenue from term software licenses recognized over the term of the contract, and revenue from cloud-hosted services recognized over the term of the subscription agreement;

•	Timing of customer purchase commitments, including the impact of long sales cycles and seasonal buying patterns;

•	Variability in the size of customer purchases and the impact of large customer orders on a particular period;

•	Reductions in our customers' budgets for information technology purchases and delays in their purchasing cycles, due to changing global economic or market conditions;

•	Future accounting pronouncements or changes in our accounting policies; and

•
The impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements.

The foregoing factors are difficult to forecast, and these, as well as other factors, could adversely affect our quarterly and annual results of operations. Failure to achieve our quarterly or annual forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.
Fluctuations in our future operating results may negatively affect the market price of our common stock.
We have experienced fluctuations in our quarterly operating results, and we expect those fluctuations to continue due to a variety of factors. Some of the factors that influence our quarterly operating results include:

•	The number and mix of products sold in the quarter;

•
The structure of our licenses, sales to our enterprise video content management software customers, particularly the mix of our software products and solutions involving term licenses, perpetual licenses or subscription arrangements;

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
Our stock price has fluctuated in the past and may continue to fluctuate significantly, making it difficult for an investor to resell shares or to resell shares at an attractive price. The market prices for securities of technology companies, like Qumu, have historically been highly volatile. Future events concerning us or our competitors could cause such volatility, including:

•	Actual or anticipated variations in our operating results including fluctuations in our recorded revenue, even during periods of significant software contracted commitments and backlog;

•	Investments required in infrastructure and/or personnel to meet long-term strategic objectives;

•	Technological innovations or new commercial products introduced by us or our competitors;

•	Developments concerning proprietary rights;

•	Changes in senior management;

•	Potential acquisition or strategic alliance activities;

•	Investor perception of us and our industry;

•	General economic and market conditions including market uncertainty;

•	National or global political events; and

•	Public confidence in the securities markets and regulation by or of the securities markets.
In addition, the stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high-technology companies in particular, which are often unrelated to the operating performance of these companies. Any failure by us to meet or exceed estimates of financial analysts is likely to cause a decline in our common stock price. Further, recent economic conditions have resulted in significant fluctuations and significant declines in stock prices for many companies, including Qumu.
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
Certain provisions of Minnesota law, our bylaws and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of our company, including:

•	The provisions of Minnesota law relating to business combinations and control share acquisitions;

•	The provisions of our bylaws regarding the business properly brought before shareholders;

•	The right of our Board of Directors to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;

•	The provisions of our stock option plans allowing for the acceleration of vesting or payments of awards granted under the plans in the event of specified events that result in a “change in control”;

•	The provisions of our long-term incentive (LTI) program and agreements that require payment of LTI bonus amounts in the event of a “change in control”; and

•	The provisions of our agreements provide for severance payments to our executive officers in the event of certain terminations following a “change in control.”
These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public company disclosure requirements, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that Act relating to management certification of internal controls, new disclosures relating to “conflict minerals”, the regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Risks Affecting Our Enterprise Video Content Management Software Business
If enterprise video as a communication medium develops more slowly than we expect it to, our future revenue and profitability will be harmed.
Our enterprise video content management software solutions allow organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices.  The demand for our software solutions will depend upon the continued adoption of video as a communication and collaboration tool for the enterprise. Accordingly, our future revenue growth from our software solutions and financial performance depends on the willingness of enterprise customers to use video to communicate with employees and stakeholders. Additionally, many enterprises have internal resources and processes to manage corporate communications, so they may not perceive the benefit of our external solutions. Privacy concerns and transition costs are also factors that may affect a potential customer’s decision to subscribe to an external solution. If customers do not value the benefit of enterprise video or an external solution to allow them to author, manage and distribute video content over corporate networks, the market for our software solutions will not develop at the rate that we anticipate.

Our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products.
A significant portion of our sales are made into applications that require our enterprise video content management software products to be integrated into other enterprise workflows, enterprise information technology environments or software functionalities. Any significant changes to enterprise workflows, IT environments or software programs may limit the use or functionality of or demand for our products. As our customers advance technologically, we must be able to effectively integrate our products to remain competitive. Further, current and potential customers may choose to use products offered by our competitors or may not purchase our products if our products would require changes in their existing enterprise workflows, IT environments or software.
The growth and functionality of our enterprise video content management software products depend upon the solution's effective operation with mobile operating systems and computer networks.
Our enterprise video content management software products are currently compatible with various mobile operating systems including the iOS, Windows Mobile and Android operating systems. The functionality of our enterprise video content management software products depends upon the continued interoperability of these products with popular mobile operating systems. Any changes in these systems that degrade our products' functionality or give preferential treatment to competitive offerings could adversely affect the operability and usage of our video management software products on mobile devices. Additionally, in order to deliver a high quality user experience, it is important that our products work well with a range of mobile technologies, systems, and networks. We may not be successful in keeping pace with changes in mobile technologies, operating systems, or networks or in developing products that operate effectively within existing or future technologies, systems, and networks. Further, any significant changes to mobile operating systems by their respective developers may prevent our products from working properly or at all on these systems. In the event that it is more difficult for users to access content delivered by our solutions to their mobile devices, if our products do not operate effectively within the most popular operating systems or if popular mobile devices do not offer a high quality user experience, sales of and customer demand for our software products could be harmed.
If we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development.
Some of our enterprise video content management software solutions contain software licensed from third parties. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	Undetected errors or unauthorized use of another person’s code in the third party’s software;

•	Disagreement over the scope of the license and other key terms, such as royalties payable;

•	Infringement actions brought by third-party licensees;

•	That third parties will create solutions that directly compete with our products; and

•	Termination or expiration of the license.
Because of these risks, some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or impair the functionality or enhancement of existing products, leading to increased expense associated with licenses of third-party software or development of alternative software to provide comparable functionality for our existing products and modification of our existing products. Further, if we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of new products, delay enhancements to our existing products or delay sales of our existing products. Any delays could result in loss of competitive position, loss of sales and loss of customer confidence in our enterprise video content management software solutions, which could have a material adverse effect on our business, results of operations and financial condition.
If the limited amount of open source software that is incorporated into our enterprise video content management software products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.
Our enterprise video content management software products incorporate a limited amount of “open source” software. Open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees that re-distribute or make derivative works of the open source software. We may not be able to replace the functionality provided by the open source software currently incorporated in our products if that software becomes unavailable, obsolete or incompatible with future versions of our enterprise video content management software products. In addition, we must carefully monitor our compliance with the licensing requirements applicable to that open source software.  If we have failed or if in the future we fail to comply with the applicable license requirements, we might lose the right to use the subject open source software. The terms of some open source licenses would require us to give our customers significant rights to open source software that is subject to those licenses and is incorporated in our products. This would include the right to obtain from us the source code form of that open source software, and the right to use, modify and distribute that open source software to others. We may be required to provide these rights to customers on a royalty-free basis. Those rights might also extend to modifications and additions we make to the subject open source software. That open source software, and those modifications and additions, also might be obtained by our competitors and used in competing products.
The enforceability and interpretation of open source licenses remains uncertain under applicable law. Unfavorable court decisions could require us to replace open source software incorporated in our products. In some cases this might require us to obtain licenses to commercial software under terms that restrict our use of that commercial software and require us to pay royalties. In some cases we might need to redesign our software products, or to discontinue the sale of our software products if a redesign could not be accomplished on a timely basis. These same consequences result if our use of any open source software or commercial software is found to infringe any intellectual property right of another party. Any of these occurrences would harm our business, operating results and financial condition.
We encounter long sales cycles with our enterprise video content management software products, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve profitability depends, in large part, on widespread acceptance of our enterprise video content management software products by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. In the large enterprise market, the customer's decision to use our products may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. Longer sales cycles could cause our operating and financial results to suffer in a given period.
Any failure of major elements of our enterprise video content management software operations could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
Our enterprise video content management software business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of required network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Our content management software solutions and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our solutions are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could harm our business.
Our enterprise video content management software operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide our customers' end-users with access to websites, streaming and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our solutions. Any such outage, delay or difficulty could adversely affect our ability to effectively provide our enterprise video content management software products and services, which would harm our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business.
The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or international government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours.
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

Expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs.
Our customers can use our products to collect, use and store personal or identifying information regarding their employees, customers and suppliers. Federal, state and international government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding data security, privacy and the collection, use, storage and disclosure of personal information obtained from consumers and individuals. These laws and regulations could reduce the demand for our software products if we fail to design or enhance our products to enable our customers to comply with the privacy and security measures required by the legislation.
We also must comply with the policies, procedures and business requirements of our customers relating to data privacy and security, which can vary based upon the customer, the customer’s industry or location, and the product the customer selects, and which may be more restrictive than the privacy and security measures required by law or regulation. In particular, the European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries or to offer products that meet the needs of customers subject to European Union privacy laws and regulations.
The costs of compliance with, and other burdens imposed by, our customers’ own requirements and the privacy and security laws and regulations that are applicable to our customers’ businesses may limit the use and adoption of our products and reduce overall demand. Non-compliance with our customers’ specific requirements may lead to termination of contracts with these customers or liabilities to the customers; non-compliance with applicable laws and regulations may lead to significant fines, penalties or liabilities.
Furthermore, privacy concerns may cause our customers’ workers to resist providing the personal data necessary to allow our customers to use our products effectively. If a customer experiences a significant data security breach involving our software products, our customers could lose confidence in our software’s ability to protect the personal information of their employees, customers and suppliers, which could cause our customers to discontinue use of our products. The loss of confidence from a significant data security breach involving our software products could hurt our reputation, cause sales and marketing challenges to existing and new customers, cause loss of market share or exacerbate competitive pressures, result in an increase in our development costs to address any potential vulnerabilities in our software products, and may result in reduced demand for our software products and reduced revenue from our enterprise video content management software business. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our products in certain industries.
Domestic and international legislative and regulatory initiatives and our customers’ privacy policies and practices may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their employees, customers and suppliers, which could reduce demand for our products.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on our software products. If the processing of personal information were to be curtailed in this manner, our software products would be less effective, which may reduce demand for our products and adversely affect our business.
Risks Affecting Our Rimage Disc Publishing Business
Because the market for our disc publishing business is mature and our disc publishing products face competition from other technologies, we expect this business to decline over time.
The market for our disc publishing products is mature. Further, technology substitution is occurring within this market. Our disc publishing products compete with online distribution, cloud file sharing and alternative technologies in the storage media industry, such as high capacity hard drives and flash memory. We expect technology substitution to be the primary competitive force impacting our disc publishing business over the next several years.
Due to the maturity of the market for our disc publishing products and competitive pressures, we expect that the demand for our disc publishing products will decline over time, that the prices for these products may decline in response to competitive pressures, and in general, that the opportunities for revenue growth from these products will be limited. Accordingly, we expect that these factors will cause our revenue from these products to decline over time. However, the rate and the extent to which these factors will cause changes in our disc publishing business cannot be predicted with certainty. A surge in the popularity of any of these alternative technologies, or our inability to successfully offset the decline in demand for our disc publishing products with other sources of revenue, could have an adverse effect on our business, results of operations and prospects.

We rely on single-source suppliers for our disc publishing systems, which could cause delays, increases in costs or prevent us from completing customer orders, all of which could materially harm our business.
We assemble our disc publishing systems using materials and components supplied by various subcontractors and suppliers. We purchase critical components for our systems, including our Everest printers, other printing components, DVD-R drives, Blu-ray drives, circuit boards, electric motors, machined and molded parts, precision sheet metal assemblies and mechanical parts from third parties. We also purchase consumables (ribbons, ink cartridges and blank recordable CD, DVD and Blu-ray media) used in our disc publishing systems from third parties. Some of our subcontractors and suppliers are the sole source of these components or products. These third parties may also own technology and manufacturing know-how required to manufacture critical components or products. If any of our suppliers is unable to ship critical components, we would be unable to assemble and ship products to our resellers or end-user customers. Similarly, if any of the suppliers of our consumable products is unable to ship these products, we would be unable to fulfill customer orders for those consumable products. If the price of these components or consumables increases for any reason, or if these suppliers are unable or unwilling to deliver, we may have to find another source, which could result in interruptions, increased costs, delays, loss of sales and quality control problems. We purchase these components and consumables pursuant to our standard form of purchase order, submitted to the supplier from time to time based upon our estimated needs.
The termination or interruption of any of these relationships, or the failure of these manufacturers or suppliers to supply components or products to us on a timely basis or in sufficient quantities, likely would cause us to be unable to meet orders for our products and harm our reputation and our business. For the majority of our critical components and consumables, we have identified alternative suppliers. We depend upon a single-source supplier for our Everest printers and associated ribbons as well as our Rimage Professional Series systems. This single-source supplier is located in Japan. A disruption in the supply of these products and systems from this supplier would adversely affect our results of operations.  Also, for these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although we own the rights to the technology, if we were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to our specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if we obtain a new supplier for a component or product or use an alternative component in our product or alternative product to fulfill our consumable orders, we may need to conduct additional testing of our products to ensure the product meets our quality and performance standards. Any delays in delivery of our products to end-users, distributors or resellers could be extended, and our costs associated with the change in product manufacturing could increase.
The failure of our components and consumables suppliers to supply us with these products consistent with our requirements as to quality, quantity and timeliness could materially harm our business by causing delays, loss of sales, increases in costs and lower gross profit margins.
Our disc publishing products must be compatible with products designed and manufactured by others and, in the event of design changes or the introduction of new products by them or us, our products must continue to be compatible with products of others.
Our disc publishing systems incorporate computer and related computer equipment, hardware and software manufactured by others. Our products are designed to provide end users with a fully-integrated publishing system and therefore, our products must operate with the computer and related equipment of others to function properly for end users. Problems with the products of others may adversely affect the performance and reliability of our disc publishing system products and damage our reputation with end users. Further, if there are changes in our products, changes in the computer or computer related equipment integrated into our products or if we offer new products, we must maintain compatibility and interoperability of our products with the products of others. We cannot assure you that we will be able to adapt our products to be compatible with any newly designed product of another party. We would likely incur substantial costs to test and “de-bug” any newly designed product that we integrate into our products. Further, our new product development efforts may be hampered by our need to maintain compatibility with the products of others, and we may incur additional expense designing for compatibility.
If we do not maintain adequate inventories of component parts, finished goods or consumables for our disc publishing systems, or if we fail to adequately forecast demand, the likely resulting delays in producing our publishing systems or fulfilling customer orders for consumables would damage our business.
We forecast production of our disc publishing systems based on past sales and our estimates of future demand. Similarly, we forecast our purchases of consumables (ribbons, ink cartridges and blank recordable CD, DVD and Blu-ray media) for our disc publishing systems based upon past sales of disc publishing systems, past sales of consumables and our estimates of future demand. In the event that we significantly underestimate our needs or encounter an unexpectedly high level of demand for our systems or consumables or our suppliers are unable to deliver our orders of components or consumables in a timely manner, we may be unable to fill orders on time which could harm our reputation and result in reduced sales.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

				Approximate Square Footage
Location of Property	Use of Property/Segment - Enterprise Video Content Management Software (SW) or Disc Publishing (DP)	Approximate Monthly Rent (USD)		Owned	Leased	Lease Expiration Date
Edina, MN (Headquarters)	Manufacturing, engineering, service, sales, marketing and administration - SW, DP	—		58,500	—	—
Dietzenbach, Germany	Sales, service and light assembly - SW, DP	$13,000		—	13,000	June 2015
Tokyo, Japan	Sales and service - DP	$18,000		—	2,689	April 2014
Shanghai, China	Sales, service and engineering - DP	$8,000		—	3,500	June 2015
Hyderabad, India	Software development and testing - SW	$3,700		—	4,781	October 2015
San Bruno, California	Sales, marketing, service and engineering - SW	$33,700	*	—	13,900	June 2018
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

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Qumu's common stock is traded on the Nasdaq Global Market under the symbol “QUMU”. The following table sets forth, for the periods indicated, the range of low and high sales prices for Qumu's common stock as reported on The Nasdaq Stock Market.

Quarterly Stock Data	Years Ended December 31,
	2013		2012
	Low	High	Low	High
First Quarter	$6.57	$9.16	$9.97	$13.30
Second Quarter	$7.20	$9.23	$7.43	$10.20
Third Quarter	$8.05	$12.49	$6.52	$8.24
Fourth Quarter	$10.75	$16.39	$5.59	$7.03
Shareholders
As of February 26, 2014, there were 69 shareholders of record of Qumu's common stock.
Dividends
On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company did not pay a dividend in 2013 and does not expect to pay a dividend in 2014.
The following table sets forth the quarterly cash dividends declared and paid by Qumu for the year ended December 31, 2012 (in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2013, no repurchases were made under the repurchase program.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2013 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.

Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2013, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2013	—	$—	—	778,365
November 2013	915	$14.69	—	778,365
December 2013	—	$—	—	778,365
Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2013. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,398,357	$13.46	204,109
Equity compensation plans not approved by shareholders(2)	350,000	$10.91	—
Total	1,748,357	$12.95	204,109
(1) Excludes shares of common stock listed in the first column.
(2) Consists of outstanding non-qualified stock option grants to three of the Company’s current senior management level employees, Sherman L. Black, Vern Hanzlik, and Peter Shutte on April 1, 2009, November 26, 2012, and January 7, 2013, the respective first days of employment with Qumu. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rule 4350(i)(1)(A)(iv). The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in four equal installments on each of the first four anniversaries of the date of grant, and have a term of seven years. In other respects, the options were structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and are subject to a stock option plan and agreement entered into by and between the Company and each employee.

Performance Graph
The Company’s common stock is quoted on The Nasdaq Global Market. The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years with a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by the Company. Qumu has historically chosen to use the Nasdaq National Market Index (U.S.) as its broad market index and the Nasdaq Computer Manufacturer Stocks Index as its index of peer companies. As a result of a change in total return data made available to Qumu by the Company's vendor provider, the Company's performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Information for the Nasdaq National Market Index (U.S.) and the Nasdaq Computer Manufacturer Stocks Index is provided only from December 31, 2008 through December 31, 2013, the last day this data was available by the Company's third-party index provider.
The following graph shows changes during the period from December 31, 2008 to December 31, 2013 in the value of $100 invested in: (1) the Nasdaq National Market Index (U.S.); (2) the NASDAQ US Benchmark TR Index (replacement index for (1); (3) the Nasdaq Computer Manufacturer Stocks Index; (4) the NASDAQ Computer Hardware Index (replacement index for (3) and (5) Qumu's common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Nasdaq National Market Index	$100.00	$143.74	$170.17	$171.08	$202.40	$281.91
Nasdaq US Benchmark TR Index (replacement)	$100.00	$129.26	$151.94	$152.42	$177.46	$236.88
Nasdaq Computer Manufacturer Stocks Index	$100.00	$219.64	$313.47	$367.84	$467.63	$538.59
Nasdaq Computer Hardware Index (replacement)	$100.00	$187.94	$232.17	$243.40	$291.79	$343.28
Qumu Corporation	$100.00	$129.31	$111.19	$83.89	$49.81	$95.45

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. (In thousands, except per share data).
Consolidated Statements of Operations Information:

	Years Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$82,472	$79,443	$83,634	$88,731	$83,227
Cost of revenues	$42,912	$40,782	$41,613	$45,221	$42,894
Gross profit	$39,560	$38,661	$42,021	$43,510	$40,333
Operating expenses	$49,245	$78,405	$37,573	$31,938	$29,087
Operating income (loss)	$(9,685)	$(39,744)	$4,448	$11,572	$11,246
Other income (loss), net	$(193)	$(44)	$221	$524	$1,866
Income tax expense (benefit)	$(59)	$8,809	$1,997	$4,494	$4,617
Net income (loss)	$(9,819)	$(48,597)	$2,672	$7,602	$8,495
Loss attributable to noncontrolling interest	$125	$259	$163	$98	$—
Net income (loss) attributable to Qumu	$(9,694)	$(48,338)	$2,835	$7,700	$8,495
Basic net income (loss) per share	$(1.12)	$(4.85)	$0.29	$0.81	$0.91
Diluted net income (loss) per share	$(1.12)	$(4.85)	$0.29	$0.80	$0.89
Weighted average shares outstanding:
Basic	8,691	9,971	9,674	9,524	9,374
Diluted	8,691	9,971	9,699	9,596	9,507
Consolidated Balance Sheets Information:

	Balances as of December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$37,725	$28,644	$70,161	$107,982	$72,507
Marketable securities	$13,233	$21,496	$—	$8,790	$28,581
Receivables, net	$12,236	$13,055	$15,496	$13,764	$13,732
Inventories	$4,102	$6,036	$6,198	$4,502	$4,123
Current assets	$71,749	$75,950	$98,437	$136,532	$120,760
Property and equipment, net	$5,419	$5,966	$6,177	$7,528	$7,855
Marketable securities - non-current	$—	$—	$—	$—	$9,037
Total assets	$89,146	$95,563	$157,660	$148,044	$140,282
Current liabilities	$23,028	$19,807	$20,156	$16,303	$17,589
Long-term liabilities	$3,537	$5,129	$5,204	$3,104	$2,744
Stockholders’ equity	$62,581	$70,627	$132,300	$128,637	$119,949

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2013 and the percentage changes in these income and expense items between years are contained in the following table:

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenues	100.0%	100.0%	100.0%	4%	(5)%
Cost of revenues	(52.0)	(51.3)	(49.8)	5	(2)
Gross profit	48.0	48.7	50.2	2	(8)
Operating expenses:
Research and development	14.8	14.9	8.7	3	64
Selling, general and administrative	44.2	45.4	36.0	1	20
Goodwill and intangible asset impairment charge	—	37.2	—	(100)	100
Amortization of purchased intangibles	0.8	1.2	0.3	(34)	327
Operating income (loss)	(11.7)	(50.0)	5.3	(76)	(994)
Other income, net	(0.2)	(0.1)	0.3	339	(120)
Income (loss) before income taxes	(12.0)	(50.1)	5.6	(75)	(952)
Income tax expense (benefit)	(0.1)	11.2	2.4	(101)	341
Net income (loss)	(11.9)	(61.3)	3.2	(80)	(1,919)
Noncontrolling interest	0.2	0.3	0.2	(52)	59
Net income (loss) attributable to Qumu	(11.8)	(60.8)	3.4	(80)	(1,805)
Overview
The Company organizes and manages its business in two reportable segments based on the nature of its products and markets, consisting of enterprise video content management software (previously referred to as enterprise content distribution software or online publishing) and disc publishing. The Company's enterprise video content management software segment allow organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. Qumu's disc publishing segment provides customers with industry-leading systems that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and blank CD-R, DVD-R and Blu-ray media. The Company markets its products to customers in North America, Europe and Asia.
The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. The Company's disc publishing segment earns revenues through the sale of equipment, consumables and parts as well as maintenance contracts, repair and installation services. Product revenues on the accompanying Consolidated Statements of Operations include the Company's sale of equipment, appliances, software-enabled devices, consumables, parts and software licenses. Service revenues on the Consolidated Statements of Operations include revenues from maintenance contracts, repair, installation, software and maintenance subscription arrangements, managed services and professional services. Qumu has no long-term debt and does not require significant capital investment as it outsources to third-party vendors the required fabrication of most of its hardware-related products.

Results of Operations
Revenues.
The table below describes Qumu's revenues by segment and product category (in thousands):

					Increase (Decrease)				Increase (Decrease)
	2013		2012		Between Periods		2011		Between Periods
Enterprise video content management software
Software licenses and appliances	$7,269	9%	$4,320	5%	$2,949	68%	$693	1%	$3,627	523%
Service	10,467	13%	5,516	7%	4,951	90%	1,067	1%	4,449	417%
Total enterprise video content management software	17,736	22%	9,836	12%	7,900	80%	1,760	2%	8,076	459%
Disc publishing
Disc publishing equipment:
Producer	9,119	11%	12,285	15%	(3,166)	(26)%	15,788	19%	(3,503)	(22)%
Professional	6,609	8%	9,517	12%	(2,908)	(31)%	11,939	14%	(2,422)	(20)%
Desktop	1,575	2%	1,977	2%	(402)	(20)%	2,697	3%	(720)	(27)%
Total disc publishing equipment	17,303	21%	23,779	30%	(6,476)	(27)%	30,424	36%	(6,645)	(22)%
Recurring:
Consumables and parts	34,962	42%	33,819	43%	1,143	3%	40,038	48%	(6,219)	(16)%
Service	12,471	15%	12,009	15%	462	4%	11,412	14%	597	5%
Total recurring	47,433	58%	45,828	58%	1,605	4%	51,450	62%	(5,622)	(11)%
Total disc publishing	64,736	78%	69,607	88%	(4,871)	(7)%	81,874	98%	(12,267)	(15)%
Total revenues	$82,472	100%	$79,443	100%	$3,029	4%	$83,634	100%	$(4,191)	(5)%
Total revenues
Product	$59,534	72%	$61,918	78%	$(2,384)	(4)%	$71,155	85%	$(9,237)	(13)%
Service	22,938	28%	17,525	22%	5,413	31%	12,479	15%	5,046	40%
Total revenues	$82,472	100%	$79,443	100%	$3,029	4%	$83,634	100%	$(4,191)	(5)%
Total revenues were $82.5 million for 2013, reflecting a 4% increase from total revenues of $79.4 million in 2012, which decreased 5% from total revenues of $83.6 million in 2011. The $3.0 million increase in total revenues from 2012 to 2013 reflects a $7.9 million increase in revenues generated by the enterprise video content management software business, partially offset by a $4.9 million reduction in disc publishing product line revenues. Consolidated product revenues decreased $2.4 million from the prior year, while consolidated service revenues increased $5.4 million. In the aggregate, currency fluctuations decreased consolidated revenues for the year ended December 31, 2013 by $0.1 million, or less than 1% relative to 2012.
International revenues, inclusive of the impact of currency changes, increased 6% from 2012 to 2013 and comprised 36% of total revenues, compared to 35% in 2012 and 38% in 2011. The increase in international revenues in 2013 relative to 2012 was driven by a 13% aggregate increase in revenues in the Company’s European markets, partially offset by a 12% aggregate decrease in revenues in the Company’s Asian and Latin American markets. The current-year rise in international revenues in Europe was impacted by growth in sales from the enterprise video content management software business.
Enterprise Video Content Management Software. The $7.9 million increase in revenues generated by the enterprise video content management software business from 2012 to 2013 was driven by growth across all product lines. Software license and appliance revenues increased by $2.9 million, or 68%, reflecting expansion of the Company's customer base in both the U.S. and Europe. Software service revenue growth was highlighted by increased maintenance revenues on a growing base of installations and increased managed services and professional services revenues to support the growth in software license purchases from global customers. Contracted commitments for the enterprise video content management software segment totaled $21.4 million and $19.7 million for 2013 and 2012, respectively. The Company's contracted commitment backlog was $16.7 million at December 31, 2013. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.

The $8.1 million increase in revenues generated by the enterprise video content management software business from 2011 to 2012 was driven by the inclusion of operations for the software business for a full year in 2012 compared to the post-acquisition period subsequent to October 10, 2011 for the prior year, and also the closing and fulfillment of several large enterprise sales contracts in the last half of 2012. The increase in revenues consisted of $3.6 million in software licenses and appliances and $4.4 million in services, comprised of software maintenance contracts, subscription licenses and professional services.
Disc Publishing. The $4.9 million decrease in disc publishing revenues from 2012 to 2013 consisted of a $6.5 million decline in equipment revenues, partially offset by a $1.6 million increase in recurring revenues. The decrease in disc publishing equipment revenues was driven by declines in sales volumes as well as a reduction in average selling prices on a global basis. The increase in recurring revenues was primarily driven by an increase in both the volume and average selling prices of consumables sales. The reduction in equipment revenues in 2013 was most significant in the Company's U.S. region and was impacted by large product refresh orders in 2012 that did not reoccur in 2013. Additionally, some of the Company's government and commercial customers continued to face funding challenges, negatively impacting sales in 2013. The increase in consumable sales was primarily due to large orders for media kits from a U.S. retail customer. Retail product orders tend to be large and fluctuate from period to period due to timing of purchases.
The $12.3 million decrease in disc publishing revenues from 2011 to 2012 consisted of declines of $6.6 million and $6.2 million in equipment revenues and consumables and parts revenues, respectively, partially offset by a $0.6 million increase in service revenues. The decrease in disc publishing equipment revenues was driven by sales declines in both Europe and the U.S. Sales to the Company's European channel partners were negatively impacted by continued economic challenges impacting European markets, increased competition and the negative impact of foreign currency fluctuations. Equipment sales in the U.S. were negatively impacted by a significant sale to the government sector in the third quarter of 2011 that did not reoccur in 2012, as well as reduced sales in the Company's U.S. retail market, where sales can fluctuate significantly between periods. The decline in U.S. consumable sales in 2012 was primarily due to decreased usage of consumable products by the Company's retail customers and other segments of the Company's customer base.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise video content management software business, whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition, the rate of technology substitution and associated decline in revenue for disc publishing products, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of the Company's solutions-based products in targeted vertical markets. Other factors that will influence future consolidated revenues include the timing of new product introductions, the rate of adoption of other new applications for the Company's products in its targeted markets, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 48.0% for the year ended December 31, 2013, compared to 48.7% and 50.2% for the years ended December 31, 2012 and 2011, respectively. Gross profit as a percentage of sales for the Company’s enterprise video content management software segment was 58.5%, 60.1% and 52.8% for the years ended December 31, 2013, 2012 and 2011, respectively. The software segment margins are inclusive of the impact of amortization expense associated with intangible assets acquired as a result of the Qumu, Inc. acquisition. Amortization expense related to the developed technology intangible asset of $0.6 million, $0.8 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011 had a 3%, 8% and 11% unfavorable impact on enterprise video content management software gross margins for the respective years. Cost of revenues in 2014 are expected to include approximately $0.6 million of amortization expense for purchased intangibles. Gross profit as a percentage of sales for the Company’s disc publishing segment was 45.1%, 47.1% and 50.4% for the years ended December 31, 2013, 2012 and 2011, respectively.
The decline in consolidated gross profit as a percentage of total revenues from 2012 to 2013 was primarily impacted by a shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kit sales. Lower average selling prices for disc publishing equipment further impacted the decline in gross margin. Favorably impacting gross profit as a percentage of total revenues in 2013 was an increased concentration of revenues generated by the enterprise video content management software segment, which generally carries higher margins than the disc publishing segment. The enterprise video content management software segment contributed a 2.9 percentage point favorable impact to the consolidated gross margin for 2013. Partially offsetting this favorable gross margin impact were increased investments in service related resources to support growth in the customer base and expansion of service offerings for the enterprise video content management software segment.
The decline in consolidated gross profit as a percentage of total revenues from 2011 to 2012 was primarily impacted by a lower volume of equipment sales in the disc publishing business, which typically generate higher margins than other disc publishing products. Further, a reduced volume of Producer equipment sales in 2012 led to lower production levels and a resulting underabsorption of fixed manufacturing costs, negatively impacting gross profit as a percentage of revenues. Partially offsetting the unfavorable impact in 2012 of a reduced volume of equipment sales in the disc publishing product line was the impact of the Company incurring higher media prices and air freight costs in the first half of 2011 to secure alternative supply sources and to expedite shipments stemming from supply disruptions caused by the March 2011 earthquake and tsunami in Japan. Additionally, inclusive of the impact of amortization expense, the enterprise video content management software business contributed a 1.6 percentage point favorable impact to gross profit as a percentage of total revenues for 2012. Enterprise video content management software margins in 2012 were favorably impacted by an increased volume and concentration of higher margin software license revenues relative to 2011.
Future gross profit margins will be impacted by the rate of growth of the Company's enterprise video content management software segment, which has historically generated higher gross margins than the Company's disc publishing segment. Future gross margins will also continue to be affected by many other factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $49.2 million in 2013, compared to $78.4 million in 2012 and $37.6 million in 2011. The $29.2 million decrease in operating expenses from 2012 to 2013 occurred primarily as a result of $29.5 million of non-cash charges incurred for the impairment of goodwill and intangible assets associated with the enterprise video content management software business in 2012.
Total research and development expenses were $12.2 million, $11.9 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing 14.8%, 14.9% and 8.7% of revenues, respectively. The $0.3 million increase in expenses from 2012 to 2013 reflects an increase in headcount and project spending to support software development for the enterprise video content management software business, partially offset by the impact of headcount reductions and reduced project spending in the disc publishing business.
The $4.6 million rise in research and development expenses from 2011 to 2012 reflects an increase of $3.9 million to support a full year of software development associated with the enterprise video content management software business. The remaining increase over 2011 resulted primarily from engineering expenses incurred to support the release of the Company's follow-on Producer and Professional Series disc publishing products late in the third quarter and fourth quarter of 2012.
Total selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were $36.4 million, $36.0 million and $30.1 million, respectively, representing 44.2%, 45.4% and 36.0% of revenues, respectively. The $0.4 million increase in expenses from 2012 to 2013 reflects continued investment to support the Company's enterprise video content management software business, including increased sales headcount and sales commissions stemming from an increase in revenues relative to the prior year and non-recurring severance costs. Also contributing to the increase in expenses in 2013 relative to 2012 were higher incentive compensation expenses resulting from above target performance under employee short-term and long-term incentive plans. Reduced sales and marketing headcount and marketing programs in the disc publishing business partially offset the impact of growth in other selling, general and administrative expenses.
The $5.9 million increase in selling, general and administrative expenses from 2011 to 2012 primarily reflects the impact of a full year of expenses to support Qumu's enterprise video content management software business and also a higher level of expenses to support the introduction in the second quarter of the Company's internally developed secure online content delivery solution, contributing an additional $8.9 million to selling, general and administrative expenses. Additionally, the Company incurred a charge of approximately $0.4 million in the third quarter 2012 for the settlement of a patent infringement lawsuit associated with its disc publishing business. Partially offsetting this charge and the expense growth driven by the enterprise video content management software business was the impact of incurring $1.7 million in expenses in 2011 for transaction costs associated with the acquisition of Qumu Inc., expense reductions in disc publishing sales and marketing and the impact of currency fluctuations primarily in the Company's European operations, which reduced selling, general and administrative expenses in the disc publishing business by $0.6 million.
During the year ended December 31, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise video content management software segment. The Company concluded that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company's stock price during the third quarter resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth through the third quarter of 2012 and forecasted for its enterprise video content management software segment. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company's Consolidated Statements of Operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise video content management software reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangibles requires management judgment for many of the inputs.
Amortization of Purchased Intangibles. Operating expenses include $0.6 million, $1.0 million and $0.2 million in 2013, 2012 and 2011, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011. Operating expenses in 2014 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $0.03 million, $0.08 million and $0.20 million in 2013, 2012 and 2011, respectively. The year-over-year decline in interest income was the result of a reduction in average effective yields stemming from the Company’s transition to lower yield investments, as well as an environment of generally lower interest rates. Augmenting the impact of lower effective yields was a reduction in cash equivalent and marketable securities balances, largely impacted by the Company’s use of approximately $39 million in cash to acquire Qumu, Inc. in October 2011. Other income also included a net loss on foreign currency transactions of $0.2 million and $0.1 million in 2013 and 2012, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the years ended December 31, 2013, 2012 and 2011, income tax expense amounted to ($0.1) million, $8.8 million and $2.0 million, respectively, representing (0.6)%, 22.1% and 42.8% of income or loss before income taxes, respectively.

Due to the valuation allowance on the Company’s U.S. deferred tax assets, the net tax benefit in 2013 primarily reflects the impact of recording a tax benefit on losses incurred by the Company’s subsidiary in Europe. The effective tax rate in 2012 includes the impact of a discrete charge for the establishment in the third quarter of 2012 of a valuation allowance against the Company's U.S. deferred tax assets. The effective tax rate in 2011 reflects the impact of incurring nondeductible transaction expenses associated with the acquisition of Qumu, Inc., partially offset by an increase in the federal research credit resulting from an increase in qualifying development projects, including those introduced as a result of the acquisition of Qumu, Inc.
Net Income (Loss) / Net Income (Loss) Per Share. Net income (loss) for the years ended December 31, 2013, 2012 and 2011 amounted to ($9.7) million, ($48.3) million and $2.8 million, representing (11.8)%, (60.8)% and 3.4% of revenues, respectively. Related net income (loss) per diluted share amounts were ($1.12) in 2013, ($4.85) in 2012 and $0.29 in 2011.
Segment Operating Results
Management evaluates segment performance based on revenue and operating income (loss). The operating income (loss) for the Company’s enterprise video content management software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were incurred to support the enterprise video content management software segment. The Company revised the amounts previously reported in 2012 as operating income (loss) by segment to align to the current period's presentation. This realignment had no effect on previously reported consolidated net sales or consolidated operating income (loss). Given the timing of the Company's acquisition of Qumu, Inc. in October 2011, and resulting inclusion of a partial year of financial results for that business, the Company did not revise the amounts previously reported in 2011 to reflect an allocation of corporate expenses from the disc publishing to the enterprise video content management software segment.
Operating income (loss) for each reportable segment was as follows (in thousands):

Reportable Segments	Enterprise Video Content Management Software	Disc Publishing	Total
2013
Operating income (loss) (1)	$(16,090)	$6,405	$(9,685)
2012
Operating income (loss) (1) (2)	(46,295)	6,551	(39,744)
2011
Operating income (loss) (1) (3)	(5,211)	9,659	4,448

1.
Operating loss for the enterprise video content management software segment in 2013, 2012 and 2011 includes amortization expense of $1.2 million, $1.7 million, and $0.4 million respectively, for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

2.
Operating loss in 2012 for the enterprise video content management software segment includes recognized asset impairment charges consisting of $22.2 million for goodwill and $7.3 million for other intangible assets. See Note 8, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

3.	Operating income for the disc publishing segment in 2011 includes $1.7 million of nonrecurring transaction costs associated with the acquisition of Qumu, Inc.
Enterprise Video Content Management Software. Operating loss decreased $30.2 million during 2013 compared to 2012. The decrease in operating loss in 2013 was driven primarily by a $29.5 million non-cash charge incurred in the third quarter of 2012 for the impairment of goodwill and intangible assets associated with the enterprise video content management software business. The decrease in operating loss was further impacted by a $7.9 million increase in revenue in 2013, partially offset by a decrease in gross margin as a percentage of revenue to 58.5% from 60.1%. The favorable revenue impact was also partially offset by a $4.1 million increase in direct operating expenses and allocated corporate expenses, bringing total expenses to $26.4 million. The primary contributors to the increase in direct operating costs in 2013 were higher sales commissions resulting from the increase in revenues, growth in engineering and sales headcount and increased costs to support software development projects. Additionally, nonrecurring severance costs contributed to the increased expenses in 2013. The increase in allocated corporate costs was driven primarily by increased consumption of existing corporate resources to support the growth initiatives of the enterprise video content management software segment.
Disc Publishing. Operating income decreased $0.1 million during 2013 compared 2012. Operating income in 2013 was reduced by the gross margin impact of a $4.9 million decline in revenues, combined with a decrease in gross margin as a percentage of revenues to 45.1% from 47.1%. The decline in margins was impacted by a shift in the concentration of disc publishing sales to lower margin products, consisting primarily of a lower volume and concentration of equipment sales and a higher volume and concentration of media kit sales. Partially offsetting the impact of the revenue and margin decline in 2013 was a $3.4 million reduction compared to the prior year in direct expenses and allocated corporate costs to support the disc publishing business, bringing total expenses to $22.8 million. The reduction in direct expenses occurred as cost optimization efforts during 2013 lowered employee costs and reduced spending for research and development projects and sales and marketing programs. Partially offsetting the impact of these expense reductions were increased incentive compensation expenses stemming from above target performance under employee short-term and long-term incentive plans. The reduction in allocated corporate costs for 2013 was driven primarily by the redirection of a portion of existing corporate resources to support the increasing business requirements of the enterprise video content management software segment.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and meet anticipated capital expenditure requirements for the foreseeable future through its internally generated funds and cash reserves. At December 31, 2013, the Company had working capital of $48.7 million, down $7.4 million from working capital reported at December 31, 2012. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the year ended December 31, 2013 of $4.4 million, purchases of property and equipment of $1.0 million and an investment of $0.4 million in BriefCam, a privately-held Israeli company that develops video synopsis software for surveillance applications. Exclusive of a small amount of capital lease obligations, Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and purchases of inventory. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and inventory requirements as the Company continues to increase its investment in resources to support the growth of the enterprise video content management software segment and optimizes costs and reduces inventory purchases in line with revenues in the disc publishing segment.
Net cash provided by (used in) operating activities totaled $2.4 million, $(1.9) million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $4.3 million increase in cash from operating activities in 2013 relative to 2012 resulted from a $0.2 million increase in net income adjusted for non-cash and non-operating items and changes in operating assets and liabilities producing a $4.1 million larger increase in cash. Primarily contributing to the change in operating assets and liabilities compared to the prior year were favorable changes of $1.8 million in inventories, $2.0 million in prepaid income taxes and $2.8 million in accrued compensation, partially offset by a $2.6 million unfavorable change in deferred revenue. The favorable change in inventories compared to the prior year occurred as the Company reduced inventory purchases in the current year in response to lower product demand in the disc publishing business and efforts to reduce inventory levels. The favorable change in prepaid income taxes resulted from the receipt in 2013 of significant refunds for prior estimated tax payments and the carryback of 2012 losses to offset prior-year taxes paid. The favorable change in accrued compensation was primarily due to an increase in liabilities associated with the establishment in 2013 of a long-term incentive plan and the achievement of above-target performance under the Company's short-term incentive plan, with associated payments under both plans occurring subsequent to December 31, 2013. The unfavorable change in deferred revenue compared to the prior year was primarily due to a reduced volume of new maintenance contracts for the Company's disc publishing business stemming from lower equipment sales and timing of renewals, partially offset by an increase in software related revenue deferrals for the Company's enterprise video content management software business.
Net cash provided by (used in) investing activities totaled $6.9 million, $(24.5) million and $(34.5) million for the years ended December 31, 2013, 2012 and 2011, respectively. The net cash of $6.9 million provided in 2013 was driven primarily by $8.2 million in maturities of marketable securities, net of related purchases, partially offset by $1.0 million in purchases of property and equipment and a $0.4 million investment in BriefCam. The $24.5 million net use of cash in 2012 was driven primarily by $21.5 million of purchases of marketable securities, net of related sales and maturities, and $2.5 million in purchases of property and equipment. The $34.5 million net use of cash in 2011 occurred as a result of the Company's net outlay of $39.4 million in cash as part of its acquisition of Qumu, Inc. in October 2011, and additionally, a $2.0 million equity investment in Briefcam, partially offset by $8.6 million in maturities of marketable securities. Capital expenditures in 2013 consisted primarily of office equipment to support information technology infrastructure, while capital expenditures in 2012 consisted primarily of leasehold improvements and office equipment associated with the Company's facility in San Bruno, California and the second installment payment of $0.3 million for software source code acquired and capitalized by the Company's China joint venture in late 2010. Capital expenditures in 2011 consisted primarily of the first installment payment of $0.4 million for software source code, described above, and office equipment.
Financing activities used net cash of $0.1 million, $15.0 million and $10.4 million in 2013, 2012 and 2011, respectively. The net cash used in 2013 was primarily due to repurchases of common stock to settle employee withholding liabilities under employee stock plans and the purchase of the non-controlling interest in the Company's joint venture in China. The net use of cash in financing activities in 2012 and 2011 was largely attributable to the Company’s repurchase of shares of its common stock, requiring $9.8 million and $6.0 million in 2012 and 2011, respectively. Additionally, the Company paid dividends on outstanding shares of its common stock of $5.2 million and $4.6 million in 2012 and 2011, respectively.
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

	Years Ended December 31,
	2013	2012	2011
Common stock shares repurchased under board authorized plan	—	1,569	459
Average purchase price per share	$—	$6.22	$13.15
Shares available under board authorizations at December 31, 2013	778
On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company did not pay a dividend in 2013 and does not currently expect to pay a dividend in 2014. The following table sets forth the quarterly cash dividends authorized and paid by the Company in 2012 (in thousands, except per share amounts):

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2012
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180

The following table summarizes the Company's contractual cash obligations at December 31, 2013, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$2,842	$972	$715	$481	$447	$227	$—
Capital leases (1)	21	21	—	—	—	—	—
Purchase obligations (2)	1,900	450	650	800
Income tax liabilities under ASC 740 (3)	—	—	—	—	—	—	—
Total contractual cash obligations	$4,763	$1,443	$1,365	$1,281	$447	$227	$—

(1)	Amounts include principal and interest.

(2)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancelable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table.

(3)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2013 to be paid to the applicable tax authorities in 2014. The full balance of unrecognized tax benefits under ASC 740 of $1.0 million at December 31, 2013, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2013.
Revenue Recognition. Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu, Inc. in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a cloud-hosted software service. The Company also sells software-enabled devices, software maintenance support contracts and professional and managed services as part of the enterprise video content management software product offering.
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

Enterprise Video Content Management Software Revenue
Revenue generated by the enterprise video content management software business includes the sale of software licenses, software licensed on a server appliance and software-enabled devices sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include professional services or managed services. The enterprise video content management software business also generates revenues through the sale of cloud-hosted software services, delivered as a Software-as-a-Service (SaaS) platform.
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
The Company also sells the software licenses and bundled maintenance under a subscription arrangement. In these arrangements, the software is installed on an appliance that is housed on the customer's premises. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is generally recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.
In 2013, the Company began selling its software licenses and bundled maintenance as part of cloud-hosted or hybrid-cloud environments under subscription arrangements, which typically have non-cancelable contractual terms of one-year or more. Due to timing of introduction, revenues in 2013 from cloud-hosted arrangements were limited. Cloud-hosted arrangements are delivered as a SaaS platform, offering a fully managed virtual solution which consists of a cloud-based instance of the Qumu Video Control Center and other software. Hybrid-cloud arrangements augment the cloud instance of the software with Qumu VideoNet Edge devices installed on the customer's premises, which enables quality streaming to audiences inside and outside corporate firewalls from the Cloud. The Company’s cloud-hosted arrangements provide customers the right to access its hosted software applications; however, customers do not have the contractual right or ability to take possession of the Company’s software during the hosted arrangement. Revenues in 2013 from cloud-hosted arrangements were derived primarily from two sources: (1) the subscription for the SaaS technology and (2) optional professional services, which provide follow-on best practices consulting and training services after the cloud-hosted solution is deployed.
The Company generally recognizes revenue for cloud-hosted and hybrid-cloud arrangements ratably over the noncancelable term of the agreement, commencing upon the later of when the application is placed into a production environment or when all revenue recognition criteria have been met. Professional services revenue associated with cloud-hosted arrangements is recognized as the services are performed. Fees for the set-up of the cloud-hosted environment, if applicable, are recognized over the contractual term of the arrangement as it is not practical at this early stage of the product offering to estimate the life of the customer relationship.
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
Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2013, the Company carried a valuation allowance totaling $17.0 million against the Company's U.S. deferred tax assets and a valuation allowance aggregating $1.1 million to reduce the full tax benefit of loss carryforwards for subsidiaries in Japan, China and Singapore.
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

Stock-Based Compensation. The Company recognizes compensation expense on a straight-line basis over the vesting period. The Company recognized stock-based compensation costs of approximately $1.8 million, $2.1 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Goodwill recognized in connection with a business acquisition represents the excess of the aggregate purchase price over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company’s annual assessment includes a comparison of the carrying amount of the net assets, including goodwill, to the fair value. If the carrying amount exceeds the fair value, goodwill may be impaired. As of September 30, 2012, management concluded that certain indicators of impairment were present. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise video content management software segment. The goodwill impairment charge resulted in a full retirement of the value of this asset as of September 30, 2012. See Note 8, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded.
Impairment of Long-lived Assets. Long-lived assets at December 31, 2013, consisted of property and equipment, including capitalized internally developed software costs, acquired intangible assets, and software source code owned by the Company’s subsidiary in China. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. The Company recorded a $7.3 million intangible asset impairment charge associated with its enterprise video content management software segment during the third quarter of 2012.
Investment in Nonconsolidated Company. The Company holds a long-term, strategic investment in BriefCam, a software company. The Company accounts for this investment under the cost method of accounting. This investment is included in other non-current assets in the Consolidated Balance Sheets. See Note 16 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on the Company's investment in BriefCam. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the European Euro, Japanese Yen, Chinese Yuan, British Pound and Singapore dollar to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Qumu Corporation:

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
Under the supervision of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting which is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qumu Corporation:

We have audited the accompanying consolidated balance sheets of Qumu Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2013. We also have audited Qumu Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qumu Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qumu Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Qumu Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP

Minneapolis, Minnesota
March 14, 2014

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except share data)

Assets	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$37,725	$28,644
Marketable securities	13,233	21,496
Receivables, net of allowance	12,236	13,055
Inventories	4,102	6,036
Prepaid income taxes	1,346	3,851
Prepaid expenses and other current assets	2,907	2,628
Deferred income taxes - current	200	240
Total current assets	71,749	75,950
Property and equipment, net	5,419	5,966
Intangible assets, net of amortization	8,578	9,964
Deferred income taxes - non-current	85	606
Other assets - non-current	3,315	3,077
Total assets	$89,146	$95,563
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,282	$5,192
Accrued compensation	7,567	4,789
Other accrued expenses	603	838
Deferred revenue	9,550	8,941
Other current liabilities	26	47
Total current liabilities	23,028	19,807
Long-term liabilities:
Deferred revenue - non-current	2,902	4,374
Income taxes payable - non-current	116	95
Other non-current liabilities	519	660
Total long-term liabilities	3,537	5,129
Total liabilities	26,565	24,936
Commitments and contingencies (Notes 12 and 17)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,674,029 and 8,653,932, respectively	87	87
Additional paid-in capital	58,411	56,706
Retained earnings	3,921	13,615
Accumulated other comprehensive income	162	116
Total Qumu stockholders’ equity	62,581	70,524
Noncontrolling interest	—	103
Total stockholders’ equity	62,581	70,627
Total liabilities and stockholders’ equity	$89,146	$95,563
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Revenues:
Product	$59,534	$61,918	$71,155
Service	22,938	17,525	12,479
Total revenues	82,472	79,443	83,634
Cost of revenues:
Product	30,421	31,793	34,767
Service	12,491	8,989	6,846
Total cost of revenues	42,912	40,782	41,613
Gross profit	39,560	38,661	42,021
Operating expenses:
Research and development	12,203	11,866	7,257
Selling, general and administrative	36,414	36,039	30,093
Goodwill and intangible asset impairment charge	—	29,548	—
Amortization of purchased intangibles	628	952	223
Total operating expenses	49,245	78,405	37,573
Operating income (loss)	(9,685)	(39,744)	4,448
Other income (expense):
Interest, net	28	75	195
Gain (loss) on currency exchange	(225)	(145)	17
Other, net	4	26	9
Total other income (expense), net	(193)	(44)	221
Income (loss) before income taxes	(9,878)	(39,788)	4,669
Income tax expense (benefit)	(59)	8,809	1,997
Net income (loss)	(9,819)	(48,597)	2,672
Net loss attributable to the noncontrolling interest	125	259	163
Net income (loss) attributable to Qumu	$(9,694)	$(48,338)	$2,835
Net income (loss) per basic share	$(1.12)	$(4.85)	$0.29
Net income (loss) per diluted share	$(1.12)	$(4.85)	$0.29
Basic weighted average shares outstanding	8,691	9,971	9,674
Diluted weighted average shares outstanding	8,691	9,971	9,699
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net income (loss)	$(9,819)	$(48,597)	$2,672
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	66	(12)	(106)
Change in net unrealized loss on marketable securities, net of tax	(19)	—	(83)
Total other comprehensive income (loss)	47	(12)	(189)
Total comprehensive income (loss)	(9,772)	(48,609)	2,483
Net loss attributable to the noncontrolling interest	(125)	(259)	(163)
Foreign currency translation adjustments attributable to the noncontrolling interest	1	2	17
Comprehensive loss attributable to the noncontrolling interest	(124)	(257)	(146)
Comprehensive income (loss) attributable to Qumu	$(9,648)	$(48,352)	$2,629

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2010	9,480	$95	$43,062	$84,657	$317	$506	$128,637
Net income	—	—	—	2,835	—	(163)	2,672
Other comprehensive income (loss), net of taxes	—	—	—	—	(189)	17	(172)
Stock issued for employee stock plans	37	—	278	—	—	—	278
Issuance of restricted stock	146	1	(1)	—	—	—	—
Stock issued in acquisition	1,000	10	9,534	—	—	—	9,544
Net tax reductions relating to exercise and expiration of stock options	—	—	(19)	—	—	—	(19)
Stock-based compensation	—	—	1,981	—	—	—	1,981
Cash dividends	—	—	—	(4,595)	—	—	(4,595)
Repurchase of common stock	(459)	(4)	—	(6,022)	—	—	(6,026)
Balance at December 31, 2011	10,204	$102	$54,835	$76,875	$128	$360	$132,300
Net loss	—	—	—	(48,338)	—	(259)	(48,597)
Other comprehensive income (loss), net of taxes	—	—	—	—	(12)	2	(10)
Issuance of restricted stock	24	—	—	—	—	—	—
Redemption of stock to cover tax withholding on restricted stock	(5)	—	(39)	—	—	—	(39)
Net tax reductions relating to expiration of stock options	—	—	(214)	—	—	—	(214)
Stock-based compensation	—	—	2,124	—	—	—	2,124
Cash dividends	—	—	—	(5,180)	—	—	(5,180)
Repurchase of common stock	(1,569)	(15)	—	(9,742)	—	—	(9,757)
Balance at December 31, 2012	8,654	$87	$56,706	$13,615	$116	$103	$70,627
Net loss	—	—	—	(9,694)	—	(125)	(9,819)
Other comprehensive income, net of taxes	—	—	—	—	46	1	47
Issuance of restricted stock	26	—	—	—	—	—	—
Stock issued in stock option exercise	1	—	7	—	—	—	7
Redemption of stock to cover tax withholding for employee stock plans	(7)	—	(66)	—	—	—	(66)
Net tax reductions relating to exercise and expiration of stock options	—	—	(13)	—	—	—	(13)
Stock-based compensation	—	—	1,778	—	—	—	1,778
Cash dividends	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Purchase of noncontrolling interest in consolidated subsidiary	—	—	(1)	—	—	21	20
Balance at December 31, 2013	8,674	$87	$58,411	$3,921	$162	$—	$62,581

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from (used in) operating activities:
Net income (loss)	$(9,819)	$(48,597)	$2,672
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Goodwill and intangible assets impairment charge	—	29,548	—
Depreciation and amortization	3,028	4,332	2,937
Deferred income tax expense (benefit)	570	7,899	(2,096)
Loss on disposal of property and equipment	35	47	34
Stock-based compensation	1,778	2,124	1,980
Excess tax benefits from stock-based compensation	—	—	(13)
Changes in operating assets and liabilities:
Receivables	2,510	2,631	2,372
Inventories	1,906	143	(1,545)
Prepaid income taxes / income taxes payable	2,513	475	(1,246)
Prepaid expenses and other current assets	(157)	(508)	(296)
Trade accounts payable	131	(214)	(1,414)
Accrued compensation	2,572	(276)	114
Other accrued expenses and other current liabilities	(34)	(238)	(155)
Deferred revenue	(2,545)	69	3,720
Other non-current liabilities	(121)	640	—
Net cash provided by (used in) operating activities	2,367	(1,925)	7,064
Cash flows from (used in) investing activities:
Cash paid for acquisition of business, net of cash acquired	—	—	(39,379)
Purchase of cost method investment	(350)	—	(2,000)
Purchases of marketable securities	(28,755)	(54,491)	—
Maturities of marketable securities	37,000	18,000	8,585
Sales of marketable securities	—	14,999	—
Issuances of notes receivable	—	(500)	(500)
Purchases of property and equipment	(970)	(2,521)	(1,177)
Proceeds from sale of property and equipment	1	—	—
Net cash provided by (used in) investing activities	6,926	(24,513)	(34,471)
Cash flows from (used in) financing activities:
Repurchase of common stock	—	(9,758)	(6,028)
Common stock repurchases to settle employee withholding liability	(66)	(39)	—
Payment of dividends	—	(5,180)	(4,595)
Principal payments on capital lease obligations	(20)	(21)	(20)
Excess tax benefits from stock-based compensation	—	—	13
Proceeds from employee stock plans	7	—	279
Purchase of noncontrolling interest in consolidated subsidiary	(50)	—	—
Net cash used in financing activities	(129)	(14,998)	(10,351)
Effect of exchange rate changes on cash	(83)	(81)	(63)
Net increase (decrease) in cash and cash equivalents	9,081	(41,517)	(37,821)
Cash and cash equivalents, beginning of year	28,644	70,161	107,982
Cash and cash equivalents, end of year	$37,725	$28,644	$70,161
Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(3,243)	$(218)	$5,412
Non-cash investing and financing activities:
Stock issued for acquisition of business	$—	$—	$9,544
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Business and Summary of Significant Accounting Policies
Basis of Presentation and Nature of Business
In September 2013, the Board of Directors of Rimage Corporation approved a change in the Company's name from Rimage Corporation to Qumu Corporation (Nasdaq: QUMU). The name change became effective on September 16, 2013.
The consolidated financial statements include the accounts of Qumu Corporation, its subsidiaries, and prior to July 2013, its majority-owned joint venture, collectively hereinafter referred to as “Qumu” or the “Company.” All references to Qumu, Inc. shall mean the Company's subsidiary located in San Bruno, California. All intercompany accounts and transactions have been eliminated in consolidation.
Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos and other rich content they create and publish. Qumu’s disc publishing business provides customers with industry-leading solutions that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company markets its products to customers in North America, Europe and Asia.
Revenue Recognition
Through the third quarter of 2011, the Company earned revenues through the sale of tangible products, consisting primarily of equipment and consumables. As part of its product offering, the Company also sells optional services, consisting primarily of separately-priced maintenance contracts and installation services. Beginning with the acquisition of Qumu, Inc. in October 2011, the Company also earns revenues through the sale of software and software-based solutions. Software sales may take the form of a software license, a software license on a server appliance or a cloud-hosted software service. The Company also sells software-enabled devices, software maintenance support contracts and professional and managed services as part of the enterprise video content management software product offering.
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
Enterprise Video Content Management Software Revenue
Revenue generated by the enterprise video content management software business includes the sale of software licenses, software licensed on a server appliance and software-enabled devices sold through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements most often include maintenance support and may also include professional services or managed services. The enterprise video content management software business also generates revenues through the sale of cloud-hosted software services, delivered as a Software-as-a-Service (SaaS) platform.
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
The Company also sells the software licenses and bundled maintenance under a subscription arrangement. In these arrangements, the software is installed on an appliance that is housed on the customer's premises. Subscription arrangements typically have contractual terms of one year or longer and associated revenue is generally recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.
In 2013, the Company began selling its software licenses and bundled maintenance as part of cloud-hosted or hybrid-cloud environments under subscription arrangements, which typically have non-cancelable contractual terms of one-year or more. Due to timing of introduction, revenues in 2013 from cloud-hosted arrangements were limited. Cloud-hosted arrangements are delivered as a SaaS platform, offering a fully managed virtual solution which consists of a cloud-based instance of the Qumu Video Control Center and other software. Hybrid-cloud arrangements augment the cloud instance of the software with Qumu VideoNet Edge devices installed on the customer's premises, which enables quality streaming to audiences inside and outside corporate firewalls from the Cloud. The Company’s cloud-hosted arrangements provide customers the right to access its hosted software applications; however, customers do not have the contractual right or ability to take possession of the Company’s software during the hosted arrangement. Revenues in 2013 from cloud-hosted arrangements were derived primarily from two sources: (1) the subscription for the SaaS technology and (2) optional professional services, which provide follow-on best practices consulting and training services after the cloud-hosted solution is deployed.
The Company generally recognizes revenue for cloud-hosted and hybrid-cloud arrangements ratably over the noncancelable term of the agreement, commencing upon the later of when the application is placed into a production environment or when all revenue recognition criteria have been met. Professional services revenue associated with cloud-hosted arrangements is recognized as the services are performed. Fees for the set-up of the cloud-hosted environment, if applicable, are recognized over the contractual term of the arrangement as it is not practical at this early stage of the product offering to estimate the life of the customer relationship.
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
Sales Returns
The Company records an allowance for sales returns of its disc publishing products. The amount of the allowance is based upon historical trends, timing of new product introductions and other factors. The Company does not generally accept returns of its enterprise video content management software products.
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
Deferred Commissions
Sales commissions represent the direct incremental costs related to the acquisition of a sales contract that would not have been incurred but for the acquisition of that contract. The Company recognizes commissions as selling, general and administrative expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. In the case of a term, cloud-hosted or subscription arrangement where revenue is recognized over the term of the contract, the associated deferred commission is amortized to expense over the non-cancelable term of the arrangement. The deferred commission amounts are recoverable through the related future revenue streams under non-cancelable customer contracts and also commission clawback provisions in the Company's sales compensation plans for its enterprise video content management software business. The Company believes this is the preferable method of accounting as the commission costs are so closely related to the revenue from the customer contracts that they should be expensed over the same period that the related revenue is recognized. The Company recorded deferred commission costs of $0.3 million and $0.2 million at December 31, 2013 and 2012, respectively.
Cash Equivalents
All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.
Marketable Securities
Marketable securities generally consist of U.S. treasury bills and certificates of deposit. Marketable securities are classified as short-term in the accompanying Consolidated Balance Sheets based on their effective maturity date. All marketable securities have original maturities ranging from three to twelve months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.
Sources of Supply
The Company outsources to third parties the assembly and design of certain appliances for its enterprise video content management software business, including its VideoNet Edge server and Qumu Capture Studio. Alternative supply sources are available for these products; however, a transition period would be required to secure such alternative sources.
Many of the purchased components used to assemble the Company’s disc publishing products are standard parts and are readily available. Other components and subassemblies are manufactured to the Company’s specifications. For the majority of the Company’s critical disc publishing components, the Company has identified alternative suppliers. The Company depends upon a single-source supplier for its Everest printers and Rimage Disc Publishing Professional Series systems, which are a significant source of the Company’s sales. For these products, it is more difficult to identify an alternative supplier because of the proprietary information and technology currently held by this supplier. Although the Company owns the rights to the technology, if the Company were unable to effectively transition the technology and proprietary information used by this supplier to alternative suppliers, the design and manufacture of these products to the Company’s specifications may be significantly delayed, resulting in potential production delays and significant expense. Further, if the Company obtains a new supplier for a component or product or uses an alternative component in its product, the Company may need to conduct additional testing of its products to ensure the product meets its quality and performance standards. Any delays in delivery of its product to end-users, resellers or distributors could be extended, and costs associated with the change in product manufacturing could increase.
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
Goodwill and Other Intangible Assets
Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include trade names, developed technology, in-process research and development, customer relationships and software with estimates of recoverability ranging from 5 to 15 years that are amortized on a straight-line basis. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.
The Company's policy is to test goodwill for impairment annually during its fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. See Note 8, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded during the three months ended September 30, 2012. The goodwill impairment charge resulted in a full retirement of the value of this asset as of September 30, 2012.
Impairment of Long-lived Assets
Long-lived assets at December 31, 2013 consisted of property and equipment, including capitalized internally developed software costs; acquired intangible assets; and software source code. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Considerable judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.
Investment in Nonconsolidated Company
The Company holds a long-term, strategic investment in BriefCam, a software company. The Company accounts for this investment under the cost method of accounting. This investment is included in other non-current assets in the Consolidated Balance Sheets. See Note 16 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on the Company's investment in BriefCam. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made.

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
The warranty accrual rollforward, including provisions and claims, is as follows (in thousands):

Years Ended:	Beginning Balance	Warranty Provisions	Warranty Claims	Foreign Exchange Impact	Ending Balance
December 31, 2013	$239	$237	$(283)	$(4)	$189
December 31, 2012	296	409	(463)	(3)	239
December 31, 2011	231	630	(565)	—	296
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
Research and Development Costs
Research and development costs relate to hardware and software development and enhancements to existing products. The Company expenses research and development costs, including costs to develop software products to be marketed to external users, before technological feasibility of such products is reached. The Company believes its software development process is essentially completed concurrent with the establishment of technological feasibility; accordingly, development costs are expensed as incurred.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive effect of restricted stock units.
The Company calculates net income (loss) per share pursuant to the two-class method which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method.

Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The assets and liabilities of the Company’s international entities are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded gains (losses) on foreign currency translation in comprehensive income (loss) of $67,000, ($10,000) and ($89,000) for the years ended December 31, 2013, 2012 and 2011, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale marketable securities and is presented separately in the Consolidated Statements of Comprehensive Income (Loss).
Operating Leases
The Company leases certain facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease.
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
2) Acquisition of Qumu, Inc.
On October 10, 2011, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) to acquire 100% of the outstanding stock of Qumu, Inc., a leading supplier of enterprise video communication solutions and social enterprise applications for business based in San Bruno, California. The acquisition was made to accelerate the Company’s growth potential in the global enterprise video content management software market.
After inclusion of working capital and other adjustments required under the Merger Agreement, the aggregate purchase price totaled approximately $53 million, consisting of a net cash outlay of approximately $39 million and approximately 1,000,000 shares of Qumu Corporation's common stock. For the purposes of calculating the number of shares of common stock issuable in the merger, the parties agreed upon a value of $13.1865 per share. Pursuant to the terms of a lock-up agreement, the shares issued in the merger were restricted from transfer, subject to certain exceptions. The restrictions lapsed for one-third of the shares at each of 180 days, 270 days and 365 days following the effective date of the merger. Following the acquisition, Qumu, Inc.'s liabilities consisted of trade payables, accrued operating expenses and deferred income related primarily to active software maintenance contracts. Of the cash amounts payable in the merger, $5.2 million was subject to escrow for a one-year period to secure a possible working capital adjustment and the indemnification obligations to the Company. The escrow period lapsed as of October 10, 2012, with no required working capital adjustments or indemnification claims. As such, the full escrow balance was released to the selling shareholders of Qumu, Inc. and other entitled parties. The acquisition was funded through the use of cash held by the Company at the acquisition date and the Company's common stock.
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
The following table summarizes the purchase accounting allocation of the total purchase price to Qumu, Inc.'s net tangible and intangible assets, with the residual allocated to goodwill (in thousands).

Aggregate purchase price	$51,275
Less: discount applied to Qumu Corporation stock for trade restrictions	(1,955)
Net transaction consideration	$49,320
Current assets	$5,213
Property and equipment	390
Intangible assets	18,900
Goodwill	22,218
Net deferred tax assets	7,229
Current liabilities	(4,630)
Total net assets acquired	$49,320
The aggregate purchase price for purchase accounting of $51,275,000 reflects the cash consideration plus the valuation of issued Qumu Corporation stock at the closing price per share of $11.50 on the date of the acquisition. The purchase price allocation was finalized during the three months ended September 30, 2012 with no further changes required relative to the original allocation. See Note 8, "Goodwill and Intangible Assets" for a roll forward of the carrying value of goodwill and intangible assets and a discussion of goodwill and intangible asset impairments recorded during the year ended December 31, 2012.
Qumu, Inc. operating results are included in the Company's Consolidated Statements of Operations in the Company's enterprise video content management software segment from the date of acquisition. The following table contains unaudited pro forma consolidated results for the year ended December 31, 2011 as if the Qumu, Inc. acquisition had occurred on January 1, 2010 (in thousands, except per share data).

	Year Ended December 31, 2011
	Reported	Pro Forma (Unaudited)
Net sales	$83,634	$94,092
Net earnings	2,835	308
Net earnings per share:
Basic and Diluted	$0.29	$0.03
The above pro forma financial information is based on the historical financial results of Qumu Corporation and Qumu, Inc. after giving effect to the acquisition and certain pro forma adjustments, summarized below.
Pro forma adjustments relate primarily to 1) amortization of identified intangible assets of $1.6 million and 2) elimination of $0.9 million of Qumu, Inc.'s interest expense and bank fees associated with debt that was retired with acquisition proceeds and certain other adjustments together with related income tax effects of $1.9 million. The pro forma financial results do not include the impact of one-time transaction-related costs.
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
3) Stock-Based Compensation, Common Stock Repurchases and Dividends
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan approved by shareholders provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). At December 31, 2013, a total of 204,109 shares were available for future grant under the 2007 Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees under the 2007 Plan generally become exercisable over a four-year period and terminate seven years from the date of grant. Stock options granted to non-employee directors vest 6 months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock units issued to employees and to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.
In addition to awards granted under the 2007 Plan and 1992 Plan, the Company granted non-qualified options to purchase 200,000, 100,000 and 50,000 shares of its common stock to newly hired senior management level employees on April 1, 2009, November 26, 2012, and January 7, 2013, respectively. The options in all cases were granted outside of any shareholder-approved plan as inducements to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment, vest in four equal installments on each of the first four anniversaries of the date of grant and have terms of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the employees.
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
The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock-based compensation cost charged against income, before income tax benefit
Stock options	$1,145	$1,387	$1,447
Restricted stock and restricted stock units	633	737	534
Total	$1,778	$2,124	$1,981
Stock-based compensation cost included in:
Cost of revenues	$141	$137	$124
Operating expenses	1,637	1,987	1,857
Total	$1,778	$2,124	$1,981
Income tax benefit related to stock-based compensation included in net income	$—	$—	$(692)
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Years Ended December 31,
	2013	2012	2011
Expected life of options in years	2.0 - 4.75	4.75	4.75
Risk-free interest rate	0.34% - 1.34%	0.59% - 0.94%	0.80% - 2.05%
Expected volatility	31.5% - 43.7%	43.8% - 46.9%	46.2% - 48.4%
Expected dividend yield	0.0%	0.0% - 9.9%	2.7% - 6.1%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2013, 2012 and 2011, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. With the approval by the Company’s Board of Directors effective February 23, 2011 of the initiation of dividend payments, the Company computed an expected dividend rate for grants awarded in 2011 and through the third quarter of 2012 based on the relationship of the expected dividend to the stock price on the date of grant. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment.

A summary of share option activity for the year ended December 31, 2013 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**
Options outstanding at December 31, 2012	1,925	$13.81
Granted	389	11.78
Exercised	(1)	9.26
Canceled	(565)	15.10
Options outstanding at December 31, 2013	1,748	$12.95	4.45	$3,415
Options subject to exercise at December 31, 2013	881	$15.55	3.13	$756
*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
As of December 31, 2013, $2,474,000 of total stock option compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested option awards, and is expected to be recognized over a weighted average period of 3.0 years.
Other information pertaining to options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Fair value of options granted	$1,382	$1,288	$1,838
Per share weighted average fair value of options granted	$3.55	$2.44	$3.13
Total intrinsic value of stock options exercised	$2	$—	$240
The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $13,000, $214,000 and $19,000 in 2013, 2012 and 2011 respectively, recorded as a reduction in additional paid-in capital.
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
A summary of the status of the Company’s nonvested shares and share units as of December 31, 2013 and changes during the year ended December 31, 2013 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	150	$11.21
Granted	55	10.14
Vested	(66)	10.72
Canceled	(21)	11.46
Nonvested at December 31, 2013	118	$10.94

As of December 31, 2013, $954,000 of total compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested shares and share unit awards, which is expected to be recognized over a weighted average period of 2.2 years.
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$10.14	$8.63	$13.19
Total fair value of restricted stock and restricted stock units vested	$593	$394	$349
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

	Years Ended December 31,
	2013	2012	2011
Common stock shares repurchased under Board authorized plan	—	1,569	459
Average purchase price per share	$—	$6.22	$13.15
Shares available under Board authorizations at December 31, 2013	778
Dividends
On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment. The Company did not pay a dividend in 2013. The following table sets forth the quarterly cash dividends authorized and paid by the Company in 2012 (in thousands, except per share amounts):

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
First Quarter	2/21/12	3/20/12	$0.17	$1,738
Second Quarter	4/24/12	6/15/12	0.17	1,730
Third Quarter	7/24/12	9/14/12	0.17	1,712
Fourth Quarter	—	—	—	—
Total			$0.51	$5,180

4) Marketable Securities
Marketable securities consisted of the following (in thousands):

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$13,250	$—	$(17)	$13,233
Total marketable securities	$13,250	$—	$(17)	$13,233
	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$6,500	$—	$(1)	$6,499
Treasury bills	14,996	1	—	14,997
Total marketable securities	$21,496	$1	$(1)	$21,496
Marketable securities are classified as short-term in the Consolidated Balance Sheets based on their effective maturity date. All marketable securities as of December 31, 2013 and December 31, 2012 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 5, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company's available-for-sale securities.
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$13,233	$13,233	$—	$—
Foreign currency forward exchange contracts	14	—	14	—
Total assets	$13,247	$13,233	$14	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$6,499	$6,499	$—	$—
Treasury bills	14,997	14,997	—	—
Total assets	$21,496	$21,496	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
Marketable securities are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit and treasury bills have maturity dates within one year from the Company's date of purchase and trade in active markets.
Foreign currency forward exchange contracts are classified as Level 2 in the above table and are carried at fair value based on significant other observable market inputs, in this case, quoted foreign currency exchange rates. Such valuation represents the amount the Company would receive or pay to terminate the forward exchange contracts at the reporting date. The Company enters into forward foreign exchange contracts to hedge intercompany receivables primarily denominated in Euros arising from sales to its subsidiary in Germany. Gains or losses on forward foreign exchange contracts are calculated at each period end and are recognized in net income (loss) in the period in which they arose. The fair value of forward foreign exchange contracts are recorded in other current assets or other current liabilities depending on whether the net amount is a gain or loss. This treatment is based on the master netting arrangement under the Company's foreign exchange agreement which allows netting of asset and liability positions of outstanding foreign exchange contracts if settlement were required.
Assets and liabilities that are measured at fair value on a non-recurring basis
During the year ended December 31, 2012, the Company measured non-financial long-lived assets and liabilities at fair value in conjunction with the goodwill and intangible assets impairment. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise video content management software reporting unit and associated amount of impairment charges. The inputs used in the impairment fair value calculations fall within Level 3 inputs due to the significant unobservable inputs used to determine the fair value. See Note 8, “Goodwill and Intangible Assets,” for a discussion and fair value measurements related to the non-recurring fair value measurements.
6) Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Finished goods and demonstration equipment	$1,605	$2,677
Purchased parts and subassemblies	2,497	3,359
Total inventories	$4,102	$6,036
From time to time, the Company stores inventory on a consignment basis at customers' locations. The amount of consignment inventory included in finished goods and demonstration equipment was $308,000 and $313,000 as of December 31, 2013 and 2012, respectively.

7) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and land improvements	$1,096	$1,096
Building and building improvements	2,961	2,955
Manufacturing equipment	5,643	5,610
Development fixtures and equipment	693	693
Data equipment and furniture	8,693	7,849
Leasehold improvements	2,162	2,162
	21,248	20,365
Less accumulated depreciation and amortization	(15,829)	(14,399)
Total property, plant & equipment, net	$5,419	$5,966
Depreciation and amortization expense associated with property and equipment was $1,628,000, $2,382,000 and $2,313,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
8) Goodwill and Intangible Assets
Changes in the Company's intangible assets consisted of the following (in thousands):

	Estimated Life	December 31, 2012	Additions/ Amortization	Other Net Adjustments	December 31, 2013
Intangible Assets:
Customer relationships	10	$2,982	$—	$—	$2,982
Developed technology	6	3,357	—	—	3,357
In-process research and development	6	1,310	—	—	1,310
Trademarks / trade names	15	2,122	—	—	2,122
Software	5	1,051	—	33	1,084
		10,822	—	33	10,855
Less accumulated amortization		(858)	(1,400)	(19)	(2,277)
Total intangible assets, net		$9,964	$(1,400)	$14	$8,578
Amortization expense associated with the developed technology and software intangible assets included in cost of product revenues was $772,000, $998,000 and $400,000 for the years ended December 31, 2013, 2012 and 2011 respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “amortization of purchased intangibles,” was $628,000, $952,000 and $223,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

2014	$1,402
2015	1,323
2016	1,186
2017	1,186
2018	1,047
Thereafter	2,434
$8,578
The Company's cumulative goodwill impairment losses are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Cumulative Impairment Losses	Gross Carrying Amount	Cumulative Impairment Losses
Goodwill	$22,218	$(22,218)	$22,218	$(22,218)
On October 10, 2011, Qumu Corporation completed the acquisition of Qumu, Inc. and recognized $22.2 million of goodwill and $18.9 million of intangible assets attributable to the Company's enterprise video content management software segment. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise video content management software segment.
9) Income Taxes
The components of income (loss) before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income (loss) before income taxes:
Domestic	$(8,827)	$(37,941)	$4,177
Foreign	(1,051)	(1,847)	492
Total income (loss) before income taxes	$(9,878)	$(39,788)	$4,669
The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
U.S. Federal	$(626)	$(2,461)	$3,103
State	(35)	2	723
Foreign	—	(97)	259
Total current	(661)	(2,556)	4,085
Deferred:
U.S. Federal	711	9,885	(1,633)
State	—	1,537	(455)
Foreign	(109)	(57)	—
Total deferred	602	11,365	(2,088)
Total provision for income tax expense (benefit)	$(59)	$8,809	$1,997

Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 34% to earnings before income taxes as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expected income tax expense (benefit)	$(3,359)	$(13,528)	$1,587
State income taxes, net of federal tax effect	(318)	(314)	177
Change in tax rate	(39)	170	102
Manufacturer's deduction	—	—	(155)
Federal R&D credit	(95)	—	(163)
Tax-exempt interest income	—	—	(18)
Change in valuation allowance	3,351	13,967	(97)
Goodwill impairment	—	7,554	—
Non-deductible acquisition costs	—	—	363
Foreign tax	265	431	—
Other, net	136	529	201
Total provision for income tax expense (benefit)	$(59)	$8,809	$1,997
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Inventory provisions and uniform capitalization	$225	$299
Accounts receivable allowances	73	57
Fixed assets	244	414
Non-qualified stock option and restricted stock expense	2,367	2,455
Deferred maintenance revenue	726	1,354
Unrecognized tax benefits	13	9
Loss and credit carryforwards of U.S. subsidiary	15,502	13,124
Loss carryforward of foreign subsidiaries and joint venture	1,332	1,103
Other accruals and reserves	880	374
Other	62	70
Total deferred tax assets before valuation allowance	21,424	19,259
Less valuation allowance	(18,110)	(14,988)
Total deferred tax assets	$3,314	$4,271
Deferred tax liabilities:
Acquired intangibles	(3,029)	(3,425)
Total deferred tax liabilities	$(3,029)	$(3,425)
Total net deferred tax assets	$285	$846

As of December 31, 2013, the Company had net operating loss carryforwards of $34.2 million for U.S. federal tax purposes. The Company also had $38.6 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2023 and 2034 if not utilized. The loss carryforwards for state tax purposes will expire between 2022 and 2034 if not utilized.
As of December 31, 2013, the Company had federal and state research and development credit carryforwards of $2.7 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
As a result of its acquisition of Qumu, Inc. in October 2011, utilization of U.S. net operating losses and tax credits of Qumu, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.

During the year ended December 31, 2012, the Company recorded a non-cash charge of approximately $14 million primarily associated with the establishment of a valuation allowance on its U.S. deferred tax assets, including the deferred tax assets established as part of the acquisition of Qumu, Inc. ASC 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. Accordingly, the Company determined a U.S. valuation allowance is appropriate, except to the extent of carryback potential. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.

The Company generally believes that it is more likely than not that the future results of the operations of its subsidiaries in Germany and the U.K. will generate sufficient taxable income to realize the tax benefits related to its net deferred tax assets. However, the Company continues to carry a full valuation allowance on the tax benefits of loss carryforwards for its subsidiaries in Japan, China and Singapore. The cumulative foreign tax loss carryforwards amounted to approximately $3.8 million as of December 31, 2013, and if unutilized, will expire between tax years 2014 and 2020, except for the Singapore loss which can be carried forward indefinitely. The valuation allowances were calculated in accordance with the requirement that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries that are considered to be reinvested indefinitely. Accumulated undistributed foreign earnings relate primarily to ongoing operations of the Company's subsidiary in Germany, and amount to approximately $5.9 million as of December 31, 2013. The amount of cash, cash equivalent and marketable securities held by the Company's international subsidiaries that are not available to fund domestic operations unless repatriated was $5.6 million as of December 31, 2013. The Company currently does not intend to repatriate the cash and related balances held by its international subsidiaries. However, if circumstances change and these funds are needed to meet cash requirements in the U.S., the Company would be required to accrue and pay U.S. taxes, net of related foreign tax credits, to repatriate these funds. Based on current tax laws and structures, the Company does not believe this would have a material impact on its consolidated financial statements and cash flows.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31 is presented in the table below (in thousands):

	Years Ended December 31,
	2013	2012
Gross unrecognized tax benefits at beginning of year	$1,017	$977
Increases related to:
Prior year income tax positions	97	37
Current year income tax positions	84	3
Decreases related to:
Prior year income tax positions - closure of statute of limitations	(162)	—
Gross unrecognized tax benefits at end of year	$1,036	$1,017
Included in the balance of unrecognized tax benefits at December 31, 2013 are potential benefits of $97,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2013 will change significantly by December 31, 2014.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $18,000 and $16,000 on a gross basis at December 31, 2013 and 2012, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions amounted to net tax expense in 2013 of $3,000 and a net benefit in 2012 of $1,000.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2013, the Company was no longer subject to income tax examinations for taxable years before 2010 and 2011 in the case of U.S. federal and German taxing authorities, respectively, and taxable years generally before 2009 in the case of state taxing authorities, consisting primarily of Minnesota and California.

10) Stockholders’ Equity
On September 16, 2003, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock of the Company outstanding on October 6, 2003 and with respect to each share of common stock issued thereafter.
On September 11, 2013, the Company entered into an Amendment No. 1 to the Rights Agreement, dated September 17, 2003. Under the terms of the Amendment, the expiration date of the Company’s shareholder rights plan contemplated by the Rights Agreement was extended. Following the Amendment, the shareholder rights plan will continue in effect to September 16, 2016, or such earlier date that the Company redeems the rights. The Amendment also includes changes to the definition of “Acquiring Person” to increase the ownership threshold triggering the rights from 15% to 20%. The rights become exercisable only after any Acquiring Person becomes or would become the beneficial owner of 20% or more of the Company's outstanding stock. The Amendment also changes the definition of “Beneficial Owner” to cover certain derivative transactions that might not be included in the definition of beneficial ownership under Rule 13d-3 of the Securities Exchange Act of 1934. The Rights Agreement is also amended to change the purchase price for the exercise of rights under the rights plan to $35 from $100.
Under the Amendment, each Right entitles the registered holder to purchase from the Company 1/100 of a Series A Junior Participating Preferred Share at a price of $35.00 per 1/100 of a Preferred Share, subject to adjustment. In the event that any person or group becomes an Acquiring Person, each holder of a Right, other than Rights that are or were beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of Common Shares having a market value of two times the exercise price of the Right, subject to certain possible adjustments. If the Company is acquired in certain mergers or other business combination transactions, or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, each holder of a Right (other than Rights that have become void under the terms of the Rights Agreement) will thereafter have the right to receive, upon exercise of the Right at the then current exercise price of the Right, the number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a market value of two times the exercise price of the Right. At any time prior to the time that a person or group has become an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment, payable in cash. No preferred shares have been issued or are outstanding under the shareholder rights plan as of December 31, 2013.
11) Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing net income (loss) by the basic weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,921,000, 1,750,000 and 1,307,000 for the years ended December 31, 2013, 2012 and 2011, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.
The Company calculates net income (loss) per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 67,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the year ended December 31, 2013. The following table identifies the components of net income (loss) per basic and diluted share (in thousands, except for per share data):

	December 31,
	2013	2012	2011
Shares outstanding at end of period	8,674	8,654	10,204
Basic weighted average shares outstanding	8,691	9,971	9,674
Dilutive effect of stock options and restricted stock units	—	—	25
Total diluted weighted average shares outstanding	8,691	9,971	9,699
Net income (loss) attributable to Qumu	$(9,694)	$(48,338)	$2,835
Basic net income (loss) per common share	$(1.12)	$(4.85)	$0.29
Diluted net income (loss) per common share	$(1.12)	$(4.85)	$0.29

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

Years Ending December 31,	Total Operating Leases
2014	$972
2015	715
2016	481
2017	447
2018	227
Thereafter	—
Total minimum lease payments	$2,842
Rent expense under operating leases amounted to approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
13) 401(K) Savings Plan
Qumu has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $269,000, $306,000 and $289,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
14) Business Segment Information / Major Customers
The Company has two reportable segments: enterprise video content management software and disc publishing. The Company's enterprise video content management software segment allow organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. The Company's disc publishing segment provides customers with solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company markets its products to customers in North America, Europe and Asia.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s enterprise video content management software and disc publishing segments include all the direct costs of each business. Beginning with the first quarter of fiscal 2013, the measurement of operating income (loss) by segment includes an allocation of corporate expenses incurred to support each reportable segment. Previously reported amounts included all corporate and other unallocated expenses in the disc publishing segment, a portion of which were incurred to support the enterprise video content management software segment. The Company revised the amounts previously reported in 2012 as operating income (loss) by segment to align to the current period's presentation. This realignment resulted in $3,067,000 of corporate and other unallocated expenses being allocated from the disc publishing segment to the enterprise video content management software segment for the year ended December 31, 2012, and had no effect on previously reported consolidated net revenues or consolidated operating income (loss). Given the timing of the Company's acquisition of Qumu, Inc. in October 2011 and the resulting inclusion of a partial year of financial results for that business, the Company did not revise the amounts previously reported in 2011 to reflect an allocation of corporate expenses from the disc publishing to the enterprise video content management software segment. The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.

Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Enterprise Video Content Management Software	Disc Publishing	Total
2013
Revenues	$17,736	$64,736	$82,472
Operating income (loss) (1)	(16,090)	6,405	(9,685)
2012
Revenues	9,836	69,607	79,443
Operating income (loss) (1) (2)	(46,295)	6,551	(39,744)
2011
Revenues	1,760	81,874	83,634
Operating income (loss) (1) (3)	(5,211)	9,659	4,448

1.
Operating loss for the enterprise video content management software segment in 2013, 2012 and 2011 includes amortization expense of $1.2 million, $1.7 million and $0.4 million respectively, for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

2.
Operating loss for the enterprise video content management software segment includes recognized asset impairment charges consisting of $22.2 million of goodwill and $7.3 million of other intangible assets for 2012. See Note 8, “Goodwill and Intangible Assets,” for additional information regarding the Company’s intangible assets.

3.	Operating income for the disc publishing segment in 2011 includes $1.7 million of nonrecurring transaction costs associated with the acquisition of Qumu, Inc.
The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

	Years Ended December 31,
Revenues	2013	2012	2011
Customer A	$9,551	$8,044	$13,667

	December 31,
Accounts Receivable	2013	2012	2011
Customer A	$348	$369	$430
The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
North America	$52,871	$51,413	$51,706
Europe	21,980	19,414	22,083
Other (Asia and Latin America)	7,621	8,616	9,845
Total	$82,472	$79,443	$83,634

Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2013	2012
North America	$5,070	$5,553
Europe	316	356
Asia	33	57
Total	$5,419	$5,966
The Company’s revenues from each of its principal products and services were as follows (in thousands):

	Years Ended December 31,
	2013		2012		2011
Enterprise video content management software
Software licenses and appliances	$7,269	9%	$4,320	5%	$693	1%
Service	10,467	13%	5,516	7%	1,067	1%
Total enterprise video content management software	17,736	22%	9,836	12%	1,760	2%
Disc publishing
Disc publishing equipment:
Producer	9,119	11%	12,285	15%	15,788	19%
Professional	6,609	8%	9,517	12%	11,939	14%
Desktop	1,575	2%	1,977	2%	2,697	3%
Total disc publishing equipment	17,303	21%	23,779	30%	30,424	36%
Recurring:
Consumables and parts	34,962	42%	33,819	43%	40,038	48%
Service	12,471	15%	12,009	15%	11,412	14%
Total recurring	47,433	58%	45,828	58%	51,450	62%
Total disc publishing	64,736	78%	69,607	88%	81,874	98%
Total revenue	$82,472	100%	$79,443	100%	$83,634	100%
15) Noncontrolling Interest
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
The following table sets forth the changes in noncontrolling interest (in thousands):

	Years Ended December 31,
	2013	2012
Balance at beginning of period	$103	$360
Net loss attributable to noncontrolling interest	(125)	(259)
Foreign currency translation attributable to noncontrolling interest	1	2
Purchase of noncontrolling interest in consolidated subsidiary	21	—
Balance at end of period	$—	$103
16) Investment in Software Company
As of December 31, 2012, Qumu Corporation's investment in BriefCam aggregated $2.8 million, consisting of $2.3 million in convertible preferred stock and a $500,000 convertible note receivable, resulting in a minority interest of less than 20%. BriefCam is a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On January 16, 2013, the Company converted the aforementioned $500,000 note receivable into BriefCam's convertible preferred stock and concurrently participated in an additional round of funding of BriefCam's preferred stock issuance with a cash investment of approximately $350,000. In connection with the conversion of the note receivable and additional investment in BriefCam, the Company received warrants to purchase additional preferred stock in the same series and at the same price as the investment made in January 2013. Qumu's total investment in BriefCam of $3.1 million as of December 31, 2013 continues to represent a minority ownership of less than 20%. Qumu's investment in BriefCam of $3.1 million and $2.8 million at December 31, 2013 and December 31, 2012, respectively, is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
18) Subsequent Events
On March 10, 2014, the Company’s Board of Directors approved an amendment to the Company’s shareholder rights agreement, originally adopted on September 16, 2003 and amended effective September 17, 2013. The amendment dated March 10, 2014 accelerates the expiration date of the agreement from September 16, 2016 to March 21, 2014, effectively terminating the agreement as of that date.
19) Supplemental Quarterly Data – Unaudited (In thousands, except per share data)

	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$20,655	$21,073	$21,248	$19,496	$20,749	$20,949	$18,284	$19,461
Cost of revenues	10,701	11,151	10,798	10,262	10,096	10,811	9,987	9,888
Gross profit	9,954	9,922	10,450	9,234	10,653	10,138	8,297	9,573
Operating expenses:
Research and development	2,847	2,774	3,225	3,357	2,909	2,958	2,894	3,105
Selling, general and administrative	9,727	8,044	8,927	9,716	8,900	9,077	8,866	9,196
Goodwill and intangible asset impairment charge	—	—	—	—	—	29,548	—	—
Amortization of intangibles	157	158	156	157	157	284	264	247
Total operating expenses	12,731	10,976	12,308	13,230	11,966	41,867	12,024	12,548
Operating loss	(2,777)	(1,054)	(1,858)	(3,996)	(1,313)	(31,729)	(3,727)	(2,975)
Other income (expense):
Interest, net	4	9	4	11	27	27	19	2
Gain (loss) on currency exchange	(35)	25	(108)	(107)	(83)	23	(13)	(72)
Other, net	2	2	1	(1)	12	14	(2)	2
Total other income (loss), net	(29)	36	(103)	(97)	(44)	64	4	(68)
Loss before income taxes	(2,806)	(1,018)	(1,961)	(4,093)	(1,357)	(31,665)	(3,723)	(3,043)
Income tax expense (benefit)	(57)	(1)	53	(54)	(199)	11,184	(902)	(1,274)
Net loss	(2,749)	(1,017)	(2,014)	(4,039)	(1,158)	(42,849)	(2,821)	(1,769)
Net loss attributable to the noncontrolling interest	—	—	63	62	43	81	71	64
Net loss attributable to Qumu	$(2,749)	$(1,017)	$(1,951)	$(3,977)	$(1,115)	$(42,768)	$(2,750)	$(1,705)
Net loss per basic and diluted share	$(0.32)	$(0.12)	$(0.22)	$(0.46)	$(0.12)	$(4.23)	$(0.27)	$(0.17)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of December 31, 2013. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.

b)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
See Item 8. “Financial Statements and Supplementary Data” of this Form 10-K for management’s report on internal control over financial reporting and the report on internal control over financial reporting of the Company’s Independent Registered Accounting Firm.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

Dated: March 14, 2014	QUMU CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
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

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer and President	March 14, 2014
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 14, 2014
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 14, 2014
James L. Reissner

/s/ Thomas F. Madison	Director	March 14, 2014
Thomas F. Madison

/s/ Steven M. Quist	Director	March 14, 2014
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 14, 2014
Lawrence M. Benveniste

/s/ Kimberly K. Nelson	Director	March 14, 2014
Kimberly K. Nelson

/s/ Robert F. Olson	Director	March 14, 2014
Robert F. Olson

/s/ Justin A. Orlando	Director	March 14, 2014
Justin A. Orlando

/s/ Daniel R. Fishback	Director	March 14, 2014
Daniel R. Fishback

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 33-22558)).
3.2
Articles of Amendment to 1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Amended and Restated Bylaws of Rimage Corporation, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2007).
3.4
Articles of Amendment to Articles of Incorporation of Rimage Corporation as filed with the Minnesota Secretary of State effective as of September 16, 2013 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 16, 2013).

4.1
Rights Agreement dated as of September 17, 2003 between Rimage Corporation and Wells Fargo Bank, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A (File No. 000-20728)).

4.2
Amendment No. 1 dated September 11, 2013 to Rights Agreement by and between Rimage Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 11, 2013).

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

10.8	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010).
10.9
Letter from Rimage Corporation to James R. Stewart regarding offer of employment, accepted on July 7, 2010 * (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2010).

10.10
Long Term Incentive Bonus Agreement dated February 21, 2013 by and between Rimage Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 21, 2013).

10.11
Long Term Incentive Bonus Agreement dated February 21, 2013 by and between Rimage Corporation and James R. Stewart * (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 21, 2013).

10.12
Amended and Restated Form of Severance/Change in Control Letter Agreement dated February 21, 2013, between the Company and certain executive officers * (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 21, 2013).

10.13
Agreement dated March 18, 2013 among Rimage Corporation and Dolphin Limited Partnership III, L.P., Dolphin Associates III, LLC, and Dolphin Holdings Corp. III (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 18, 2013.

10.14
Amendment No. 1 to Agreement dated October 23, 2013 by and among Qumu Corporation, Dolphin Limited Partnership III, L.P., Dolphin Associates III, LLC, and Dolphin Holdings Corp. III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2013).

21.1	Subsidiaries of Qumu Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement

Effective September 16, 2013, Rimage Corporation changed its corporate name to Qumu Corporation.

Schedule II
QUMU CORPORATION
Valuation and Qualifying Accounts
(In thousands)

Allowance for Doubtful Accounts Receivable:	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$203	$143	$201
Write-offs	(67)	(20)	(45)
Recoveries	—	—	—
Change in provision	47	80	(13)
Balance at end of year	$183	$203	$143
See accompanying report of Independent Registered Public Accounting Firm.