Form 10-Q
period 2014-03-31
Qumu Corp
filed 2014-05-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7725 Washington Avenue South, Minneapolis, MN 55439
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at April 30, 2014 – 8,684,568 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$28,279	$37,725
Marketable securities	18,229	13,233
Receivables, net of allowance for doubtful accounts and sales returns of $105 and $217, respectively	12,567	12,236
Inventories	4,591	4,102
Prepaid income taxes	971	1,346
Prepaid expenses and other current assets	4,203	2,907
Deferred income taxes - current	262	200
Total current assets	69,102	71,749
Property and equipment, net of accumulated depreciation and amortization of $15,586 and $15,829, respectively	5,337	5,419
Intangible assets, net of amortization of $2,621 and $2,277, respectively	8,225	8,578
Deferred income taxes - non-current	85	85
Other assets - non-current	3,315	3,315
Total assets	$86,064	$89,146
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$5,720	$5,282
Accrued compensation	5,084	7,567
Other accrued expenses	664	603
Deferred revenue	11,634	9,550
Other current liabilities	31	26
Total current liabilities	23,133	23,028
Long-term liabilities:
Deferred revenue - non-current	3,062	2,902
Income taxes payable - non-current	117	116
Other non-current liabilities	547	519
Total long-term liabilities	3,726	3,537
Total liabilities	26,859	26,565
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,684,042 and 8,674,029, respectively	87	87
Additional paid-in capital	58,944	58,411
Retained earnings (accumulated deficit)	(7)	3,921
Accumulated other comprehensive income	181	162
Total stockholders’ equity	59,205	62,581
Total liabilities and stockholders’ equity	$86,064	$89,146
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product	$13,065	$14,069
Service	5,727	5,427
Total revenues	18,792	19,496
Cost of revenues:
Product	6,756	7,265
Service	3,474	2,997
Total cost of revenues	10,230	10,262
Gross profit	8,562	9,234
Operating expenses:
Research and development	2,708	3,357
Selling, general and administrative	9,863	9,716
Amortization of purchased intangibles	157	157
Total operating expenses	12,728	13,230
Operating loss	(4,166)	(3,996)
Other income (expense):
Interest, net	13	11
Loss on currency exchange	(35)	(107)
Other, net	211	(1)
Total other income (expense), net	189	(97)
Loss before income taxes	(3,977)	(4,093)
Income tax benefit	(49)	(54)
Net loss	(3,928)	(4,039)
Net loss attributable to the noncontrolling interest	—	62
Net loss attributable to Qumu	$(3,928)	$(3,977)
Net loss per basic and diluted share	$(0.45)	$(0.46)
Basic and diluted weighted average shares outstanding	8,700	8,679
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,928)	$(4,039)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	23	(262)
Change in net unrealized loss on marketable securities, net of tax	(4)	(3)
Total other comprehensive income (loss)	19	(265)
Total comprehensive loss	(3,909)	(4,304)
Net loss attributable to the noncontrolling interest	—	(62)
Foreign currency translation adjustments attributable to the noncontrolling interest	—	—
Comprehensive loss attributable to the noncontrolling interest	—	(62)
Comprehensive loss attributable to Qumu	$(3,909)	$(4,242)
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(3,928)	$(4,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	689	889
Deferred income tax expense (benefit)	(61)	637
Loss (gain) on disposal of property and equipment	(206)	2
Stock-based compensation	426	552
Changes in operating assets and liabilities:
Receivables	(322)	1,906
Inventories	(473)	(167)
Prepaid income taxes / income taxes payable	372	299
Prepaid expenses and other assets	(1,290)	(311)
Trade accounts payable	492	(277)
Accrued compensation	(2,485)	(310)
Other accrued expenses and other current liabilities	44	(67)
Deferred revenue	2,235	(59)
Other non-current liabilities	(32)	(29)
Net cash used in operating activities	(4,539)	(974)
Cash flows from (used in) investing activities:
Purchase of cost method investment	—	(350)
Purchases of marketable securities	(9,250)	(2,755)
Sales and maturities of marketable securities	4,250	13,250
Purchases of property and equipment	(299)	(231)
Proceeds from sale of property and equipment	264	—
Net cash provided by (used in) investing activities	(5,035)	9,914
Cash flows from (used in) financing activities:
Common stock repurchases to settle employee withholding liability	—	(3)
Principal payments on capital lease obligations	—	(6)
Proceeds from employee stock plans	108	—
Net cash provided by (used) in financing activities	108	(9)
Effect of exchange rate changes on cash	20	(211)
Net increase (decrease) in cash and cash equivalents	(9,446)	8,720
Cash and cash equivalents, beginning of period	37,725	28,644
Cash and cash equivalents, end of period	$28,279	$37,364
Supplemental disclosures of net cash received during the period for:
Income taxes received	$476	$995
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
The Company conducts its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. Qumu’s growing enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. Qumu’s disc publishing business provides customers with industry-leading solutions that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company markets its products to customers in North America, Europe and Asia.
Change in Estimation Methodology for Establishing VSOE for Software Support Maintenance Contracts
Since its acquisition of Qumu, Inc. in October 2011 through December 31, 2013, the Company utilized the bell-shaped curve approach for determining vendor specific objective evidence (“VSOE”) of fair value for its software support maintenance contracts and professional services sold by its enterprise video content management software business. Because the enterprise video content management software business is rapidly growing and it is experiencing changing pricing policies, types of customers, types and levels of support offerings, and the size and scope of arrangements, management believes that the stated renewal rate set forth in its software support maintenance contracts provides better evidence for that deliverables’ fair value. As a result, effective January 1, 2014, the Company establishes VSOE of fair value for its software support maintenance contracts by reference to substantive stated renewal rates within those arrangements. The bell-shaped curve approach continues to be used for professional services.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013.
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
The Company did not grant stock options during the three months ended March 31, 2014 and granted 58,500 stock options during the comparable prior-year period. The stock options granted during the three months ended March 31, 2013 included 50,000 non-qualified options granted outside of any shareholder-approved plan to a newly hired senior management level employee as an inducement to accept employment with the Company. The non-qualified options granted outside a shareholder-approved plan were structured to mirror the terms of the options granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder-approved plan, and are subject to a stock option agreement between the Company and the employee. The Company did not grant any restricted stock or restricted stock units during the three months ended March 31, 2014 and 2013, respectively.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$257	$376
Restricted stock and restricted stock units	169	176
Total stock-based compensation	$426	$552
	Three Months Ended March 31,
	2014	2013
Stock-based compensation cost included in:
Cost of revenues	$29	$42
Operating expenses	397	510
Total stock-based compensation	$426	$552

(3)	Income Taxes
As of March 31, 2014 and December 31, 2013, the Company’s liability for gross unrecognized tax benefits totaled $1,054,000 and $1,036,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $21,000 and $18,000 on a gross basis at March 31, 2014 and December 31, 2013, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(4)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$18,250	$—	$(21)	$18,229
Total marketable securities	$18,250	$—	$(21)	$18,229

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,250	$—	$(17)	$13,233
Total marketable securities	$13,250	$—	$(17)	$13,233
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of March 31, 2014 and December 31, 2013 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 7, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(5)	Inventories
Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods and demonstration equipment	$1,992	$1,605
Purchased parts and subassemblies	2,599	2,497
Total inventories	$4,591	$4,102

(6)	Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

March 31, 2014	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(447)	$2,535
Developed technology	6	3,357	(839)	2,518
In-process research and development	6	1,310	(343)	967
Trademarks / trade names	15	2,122	(212)	1,910
Software	5	1,075	(780)	295
Total intangible assets, net		$10,846	$(2,621)	$8,225

December 31, 2013	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(373)	$2,609
Developed technology	6	3,357	(699)	2,658
In-process research and development	6	1,310	(297)	1,013
Trademarks / trade names	15	2,122	(177)	1,945
Software	5	1,084	(731)	353
Total intangible assets, net		$10,855	$(2,277)	$8,578
Amortization expense associated with the developed technology and software intangible assets included in cost of product revenues was $194,000 and $192,000 for the three months ended March 31, 2014 and 2013, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $157,000 for each of the three month periods ended March 31, 2014 and 2013.

(7)	Fair Value Measurements
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2014 and December 31, 2013, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$18,229	$18,229	$—	$—
Total assets	$18,229	$18,229	$—	$—
Liabilities:
Foreign currency forward exchange contracts	$10	$—	$10	$—
Total liabilities	$10	$—	$10	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$13,233	$13,233	$—	$—
Foreign currency forward exchange contracts	14	—	14	—
Total assets	$13,247	$13,233	$14	$—
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

(8)	Common Stock Repurchases and Dividends
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the three months ended March 31, 2014 and 2013, respectively.

(9)	Computation of Net Loss Per Share of Common Stock
Basic net loss per common share is determined by dividing net loss by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,773,000 and 1,979,000 for the three months ended March 31, 2014 and 2013, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net income (loss) per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 83,000 and 118,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three months ended March 31, 2014 and 2013, respectively. The following table identifies the components of net income (loss) per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Shares outstanding at end of period	8,684	8,667
Basic weighted average shares outstanding	8,700	8,679
Dilutive effect of stock options and restricted stock units	—	—
Total diluted weighted average shares outstanding	8,700	8,679
Net loss attributable to Qumu	$(3,928)	$(3,977)
Net loss per basic and diluted share	$(0.45)	$(0.46)

(10)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(11)	Investment in Software Company
At March 31, 2014 and December 31, 2013, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. Qumu also holds warrants to purchase additional Briefcam preferred stock in the same series and at the same price as its invested preferred shares. Qumu’s investment in Briefcam represents a minority ownership interest of less than 20%. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.
Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Qumu monitors BriefCam's results of operations, business plan and capital raising activities, and is not aware of any events or circumstances that would indicate an other than temporary decline in the carrying value of its investment.

(12)	Segments
The Company has two reportable segments: enterprise video content management software and disc publishing. The Company's enterprise video content management software segment allows organizations to capture, organize and distribute content across the extended enterprise to a wide variety of end points, including mobile devices. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. The Company's disc publishing segment provides customers with solutions that archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company markets its products to customers in North America, Europe and Asia.
Management evaluates segment performance based on revenue and operating income (loss). The measurement of operating income (loss) excludes interest income and expense, other non-operating items and income taxes. The operating income (loss) for the Company’s enterprise video content management software and disc publishing segments include all the direct costs of each business and an allocation of corporate expenses incurred to support each reportable segment.

The Company has not provided specific asset information by segment, as it is not regularly provided to the Company’s chief operating decision maker for review at a segment specific level.
Net revenue and operating income (loss) were as follows (in thousands):

Reportable Segments	Enterprise Video Content Management Software	Disc Publishing		Total
Three months ended March 31, 2014
Revenues	$3,929	$14,863		$18,792
Operating income (loss)	(6,650)	2,484	(1)	(4,166)
Three months ended March 31, 2013
Revenues	$4,349	$15,147		$19,496
Operating income (loss)	(4,687)	691	(1)	(3,996)

(1)
Operating loss for the enterprise video content management software segment for the three months ended March 31, 2014 and 2013 includes amortization expense of $0.3 million in each respective period for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

(13)	Recently Issued Accounting Standards
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU 2013-11 requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of the reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company adopted ASU No. 2013-11 on January 1, 2014 and its adoption did not have a material impact on the Company’s financial position or results of operations.

(14)	Noncontrolling Interest
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
The following table sets forth the changes in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$—	$103
Net loss attributable to noncontrolling interest	—	(62)
Foreign currency translation attributable to noncontrolling interest	—	—
Balance at end of period	$—	$41

(15)	Subsequent Events
On April 24, 2014, Qumu entered into an asset purchase agreement to sell its disc publishing operations to Redwood Acquisition, Inc., a wholly owned subsidiary of Equus Holdings, Inc. in an all cash transaction valued at approximately $23 million, subject to certain adjustments. The transaction is subject to closing conditions, including shareholder approval, and is expected to close by July 31, 2014. The proposed transaction is estimated to provide Qumu with approximately $19 to $20 million in net cash after closing expenses, post-closing adjustments, taxes and the assumed return of a $2.3 million, 15 month escrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2014	2013	2014 vs. 2013
Revenues	100.0%	100.0%	(3.6)%
Cost of revenues	(54.4)	(52.6)	(0.3)
Gross profit	45.6	47.4	(7.3)
Operating expenses:
Research and development	14.4	17.2	(19.3)
Selling, general and administrative	52.5	49.8	1.5
Amortization of intangibles	0.8	0.8	—
Total operating expenses	67.7	67.9	(3.8)
Operating loss	(22.2)	(20.5)	4.3
Other income (expense), net	1.0	(0.5)	(294.8)
Loss before income taxes	(21.2)	(21.0)	(2.8)
Income tax benefit	(0.3)	(0.3)	(9.3)
Net loss	(20.9)	(20.8)	(2.7)
Noncontrolling interest	—	0.3	(100.0)
Net loss attributable to Qumu	(20.9)	(20.4)	(1.2)
Overview
The Company conducts its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. Qumu’s growing enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. Qumu's disc publishing business provides customers with industry-leading systems that label, archive, distribute and protect content on CDs, DVDs and Blu-ray Discs. The Company also distributes related consumables for use with its disc publishing systems, consisting of media kits, ribbons, ink cartridges and blank CD-R, DVD-R and Blu-ray media. The Company markets its products to customers in North America, Europe and Asia.
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
As previously announced, on April 24, 2014, the Company entered into an asset purchase agreement with Equus Holdings, Inc. (“Equus Holdings”) and Redwood Acquisition, Inc. (“Buyer”) pursuant to which the Company has agreed to sell to Buyer all of the assets primarily used or primarily held for use in connection with its disc publishing business. Buyer is a wholly-owned subsidiary of Equus Holdings. The transactions contemplated by the asset purchase agreement are referred to in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as the “Asset Sale Transaction.”

For additional information on the asset purchase agreement and the Asset Sale Transaction, please see the Company’s Current Report on Form 8-K dated April 24, 2014 and Note 15 “Subsequent Events.”
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the Company provides certain information relating to trends in, and factors affecting, future revenue, gross profit margins, operating expense and liquidity and capital resources. This information is “forward-looking” and subject to the risks and uncertainties identified in “Cautionary Note Regarding Forward-Looking Statements” below. Further, this forward-looking information does not reflect the effect of any future sale of the disc publishing business to Buyer or any other party or the effect of the Asset Sale Transaction. This forward-looking information also does not necessarily reflect the future financial performance of the Company or the disc publishing business following the Asset Sale Transaction.
Results of Operations
Revenues.
The table below describes Qumu’s revenues by business and product category (in thousands):

	Three Months Ended March 31,				Inc (Dec) Between Periods

	2014		2013
	$	%	$	%	$	%
Enterprise video content management software
Software licenses and appliances	$1,196	6%	$2,060	11%	$(864)	(42%)
Service	2,733	15%	2,289	12%	444	19%
Total enterprise video content management software	3,929	21%	4,349	22%	(420)	(10%)
Disc publishing
Disc publishing equipment:
Producer	2,011	11%	2,155	11%	(144)	(7%)
Professional	1,414	8%	1,293	7%	121	9%
Desktop	295	2%	404	2%	(109)	(27%)
Total disc publishing equipment	3,720	20%	3,852	20%	(132)	(3%)
Recurring:
Consumables and parts	8,149	43%	8,157	42%	(8)	—%
Service	2,994	16%	3,138	16%	(144)	(5%)
Total recurring	11,143	59%	11,295	58%	(152)	(1%)
Total disc publishing	14,863	79%	15,147	78%	(284)	(2%)
Total revenues	$18,792	100%	$19,496	100%	$(704)	(4%)
Total revenues
Product	$13,065	70%	$14,069	72%	$(1,004)	(7%)
Service	5,727	30%	5,427	28%	300	6%
Total revenues	$18,792	100%	$19,496	100%	$(704)	(4%)
Total revenues decreased 4% for the three months ended March 31, 2014 to $18.8 million from $19.5 million in the comparable prior-year period. The decrease in total revenues in the first quarter reflects a $0.4 million decrease in enterprise video content management software business revenues and $0.3 million reduction in disc publishing business revenues. Consolidated product revenues decreased $1.0 million for the three months ended March 31, 2014, while consolidated service revenues increased $0.3 million compared to the same prior-year period. International sales, inclusive of the impact of currency changes, decreased 1% during the three months ended March 31, 2014 and comprised 36% of total revenues compared to 35% of total revenues for the same period in 2013. In the aggregate, currency fluctuations decreased consolidated revenues for the three months ended March 31, 2014 by less than $0.1 million, or less than 1% relative to the same periods in 2013.
Enterprise Video Content Management Software. The $0.4 million decrease in total enterprise video content management software revenues for the three months ended March 31, 2014 consisted of a $0.9 million decline in sales of software licenses and appliances, partially offset by a $0.4 million increase in service revenues. The decrease in software license and appliance revenues was primarily due to the timing of revenue recognition of contracted commitments. Revenues vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses result in most of the revenue being recognized over the period of the contract. The majority of contracted commitments from the fourth quarter 2013 and the first quarter 2014 were term-based licenses for which a high proportion of the associated revenue will be recognized over future quarters. This significant shift in the mix of software contracts reduced the amount of perpetual software license revenue recognized in the first quarter. Contracted commitments for the enterprise video content management software business for the first quarter in 2014 totaled $14.2 million and contracted commitment backlog aggregated $27.0 million as of March 31, 2014. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Disc Publishing. The current-year reduction in disc publishing revenues primarily reflects declines of $0.1 million in equipment revenues and also service revenues. The decrease in disc publishing equipment revenues was primarily impacted by a reduced volume of Producer equipment sales in Europe, partially offset by growth in equipment sales in the U.S. relative to the prior year’s comparable period. The overall decline in disc publishing equipment revenues reflects a continuation of an expected transition of customers' purchases over time from physical distribution of content on discs to online forms of distribution.
Future consolidated revenues will be dependent upon many factors, including the rate of growth of the Company's enterprise video content management software business, whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition, the rate of technology substitution and associated decline in revenue for disc publishing products, the success of the Company's deployment of a complete disc publishing solution for medical imaging in hospitals in China and the rate of adoption of other new applications for the Company's products in its targeted markets. Other factors that will influence future consolidated revenues include the timing of new product introductions, the performance of the Company's channel partners, the timing of customer orders and related product deliveries, the Company's ability to maintain continuous supply of its products and components, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit. Gross profit as a percentage of total revenues was 45.6% for the three months ended March 31, 2014 compared to 47.4% for the same period in 2013. The decrease in consolidated gross profit as a percentage of total revenues was due to a decline in gross margin generated by the enterprise video content management software business, partially offset by improved margins generated by the disc publishing business. Gross profit as a percentage of revenues for the Company's enterprise video content management software business was 35.4% for the three months ended March 31, 2014, compared to 60.1% for the same period in 2013. The decline in gross margin for the software business was due to less revenue from perpetual software licenses compared to the prior year, and increased customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. Gross profit as a percentage of revenues for the Company's disc publishing business was 48.2% for the three months ended March 31, 2014, compared to 43.7% for the same period in 2013. The improvement in gross margin was driven by reduced supplier costs for ribbons and certain equipment, sales of higher margin consumables and reduced service costs, partially offset by a reduced volume of sales of higher margin Producer equipment.

The enterprise video content management software margins for the three months ended March 31, 2014 and 2013 are inclusive of the impact of approximately $0.2 million in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. Cost of revenues in 2014 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
Future gross profit margins will be impacted by the rate of growth of the Company's enterprise video content management software business, which has historically generated higher gross margins than the Company's disc publishing business. Future gross margins will also continue to be affected by many other factors, including product mix, the timing of new product introductions, the timing of customer orders and related product deliveries, changes in material costs and supply sources, manufacturing volume, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $12.7 million for the three months ended March 31, 2014 compared to $13.2 million in the comparable prior-year period. The $0.5 million decline in operating expenses compared to the prior-year period reflects the impact of cost reductions implemented in the disc publishing business in 2013 which reduced expenses by $1.2 million, primarily in research and development and sales and marketing. This decline was partially offset by a $0.7 million increase in enterprise video content management software operating expenses driven primarily by an increase in sales and marketing expenses.
Research and development expenses totaled $2.7 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively, representing 14.4% and 17.2% of revenues for the respective periods. Expense reductions in the current-year period resulted primarily from headcount reductions implemented during 2013 and reduced project spending in the disc publishing business. Lower employee costs in the enterprise video content management software business also contributed to the reduction in expenses in the current-year period due to the timing of headcount additions.
Selling, general and administrative expenses totaled $9.9 million for the three months ended March 31, 2014, or 52.5% of revenues compared to expenses in the same prior-year period of $9.7 million, or 49.8% of revenues. The $0.2 million increase in expenses in the current-year period primarily reflects increased sales and marketing headcount and promotional programs to support growth in the enterprise video content management software business, partially offset by reduced sales and marketing expenses in the disc publishing business achieved as a result of the prior-year headcount reductions and continued cost optimization. Also impacting the increase in selling, general and administrative expense was the inclusion in the first quarter 2014 of $0.2 million of transaction related expenses associated with the Asset Sale Transaction.
Amortization of Purchased Intangibles. Operating expenses for the three months ended March 31, 2014 and 2013 include approximately $0.2 million in each period for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu, Inc. in October 2011. Operating expenses in 2014 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenues.
Other Income, Net. For the three months ended March 31, 2014 and 2013, the Company recognized interest income on cash and marketable securities of $13,000 and $11,000, respectively, and recognized net losses on foreign currency transactions of $35,000 and $107,000 for the respective periods. Additionally, other income for the current year's first quarter included a one-time gain on sale of property totaling $222,000.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded an income tax benefit of $49,000 and $54,000 for the three months ended March 31, 2014 and 2013, respectively.
The tax benefit amounts recorded in the current and prior-year periods reflect a tax benefit recorded in each period for losses incurred by the Company's subsidiary in Europe, partially offset by U.S. state income taxes.
Net Loss / Net Loss Per Share. Resulting net loss attributable to Qumu for the three months ended March 31, 2014 and 2013 was $3.9 million and $4.0 million, respectively. Related net loss per basic and diluted share amounts were $0.45 and $0.46 for the three months ended March 31, 2014 and 2013, respectively.
Segment Operating Results
Management evaluates segment performance based on revenue and operating income (loss). The operating income (loss) for the Company’s enterprise video content management software and disc publishing segments include all the direct costs of each business and an allocation of corporate expenses incurred to support each reportable segment.
Operating income (loss) for each reportable segment was as follows (in thousands):

Reportable Segments	Enterprise Video Content Management Software (1)	Disc Publishing	Total
Three months ended March 31, 2014
Operating income (loss)	$(6,650)	$2,484	$(4,166)
Three months ended March 31, 2013
Operating income (loss)	(4,687)	691	(3,996)

(1)
Operating loss for the enterprise video content management software segment for the three months ended March 31, 2014 and 2013 includes amortization expense of $0.3 million in each period for amortization of intangible assets established as part of the acquisition of Qumu, Inc.

Enterprise Video Content Management Software. Operating loss increased $2.0 million during the first quarter of 2014 compared to the first quarter of 2013. The increase in operating loss in the current year's first quarter was driven by a $1.2 million decline in gross margin and a $0.7 million increase in operating expenses. The decline in gross margin for the software business was due to less revenue from perpetual software licenses compared to the prior year, impacted by a higher mix of term-based arrangements relative to perpetual software license arrangements. Further contributing to the decline in gross margin was an increase in customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. These factors drove a decline in gross profit as a percentage of revenues to 35.4% for the three months ended March 31, 2014 compared to 60.1% for the three months ended March 31, 2013. The $0.7 million increase in operating expenses was primarily due to an increase in sales and marketing expenses and allocated corporate expenses. The increase in sales and marketing expenses resulted from increased headcount and promotional programs, partially offset by reduced sales commissions from lower sales. The increase in allocated corporate costs was driven primarily by increased consumption of existing corporate resources to support the growth initiatives of the enterprise video content management software business.
Disc Publishing. Operating income increased $1.8 million during the first quarter of 2014 compared to the first quarter of 2013. Operating income in the current-year's first quarter increased primarily due to a $0.5 million improvement in gross margin and a $1.2 million reduction in operating expenses. The improvement in gross margin was primarily driven by reduced supplier costs for ribbons and certain equipment, sales of higher margin consumables and reduced service costs, partially offset by a reduced volume of sales of higher margin Producer equipment. The reduction in operating expenses occurred as a result of headcount reductions during 2013 in research and development and sales and marketing and reduced project spending in research and development. Also contributing to the decline in operating expenses was a reduction in allocated corporate costs as a result of the redirection of a portion of existing corporate resources to support the increasing business requirements of the enterprise video content management software business.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves. At March 31, 2014, the Company had working capital of $46.0 million, down $2.8 million from working capital reported at December 31, 2013. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the three months ended March 31, 2014 of $3.1 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from the sale of property and equipment of $0.3 million and proceeds from the exercise of employee and director stock options of $0.1 million. Exclusive of a small amount of capital lease obligations and other purchase obligations, Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and purchases of inventory. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and inventory requirements as the Company continues to increase its investment in resources to support the growth of the enterprise video content management software business and optimizes costs and reduces inventory purchases in line with revenues in the disc publishing business.
Net cash used in operating activities totaled $4.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The $3.5 million increase in cash used in operating activities in 2014 relative to 2013 resulted from a $1.2 million decrease in the favorable impact of non-cash and non-operating items and $2.4 million in unfavorable changes in operating assets and liabilities partially offset by a $0.1 million increase in net income. Primarily contributing to the change in operating assets and liabilities compared to the prior year were unfavorable changes of $2.2 million in receivables, $2.2 million in accrued compensation and $1.0 million in prepaid expenses and other assets, partially offset by favorable changes of $2.3 million in deferred revenue and $0.8 million in trade accounts payable.
The unfavorable change in accounts receivable compared to the prior year was due to timing of sales and associated collections from customers. The unfavorable change in accrued compensation was primarily due to cash payments for liabilities associated with the establishment in 2013 of a long-term incentive plan and the achievement of above-target performance under the Company's short-term incentive plan for 2013, with associated payments under both plans occurring in the quarter ended March 31, 2014. The unfavorable change in prepaid expenses and other assets was due to an increase in and related deferral of software royalties, software licenses and hardware costs directly associated with revenues that have not yet been recognized as of March 31, 2014. The favorable change in deferred revenue in the first quarter of 2014 compared to the same period in 2013 was primarily due to an increase in renewals of maintenance contracts for the retail segment of the Company's disc publishing business and by an increase in software related revenue deferrals for the Company's enterprise video content management software business, impacted by a higher mix of term-based software license arrangements relative to perpetual license arrangements.
Net cash provided by (used in) investing activities totaled $(5.0) million and $9.9 million for the three months ended March 31, 2014 and 2013, respectively. The net cash of $(5.0) million used in 2014 was driven primarily by $5.0 million in purchases of marketable securities, net of related maturities, and $0.3 million in purchases of property and equipment, partially offset by $0.3 million of proceeds from the sale of a parcel of land from the Company’s headquarters property. The $9.9 million cash provided in 2013 was driven primarily by $10.5 million of maturities of marketable securities, net of related purchases, partially offset by $0.2 million in purchases of property and equipment and a $0.4 million investment in BriefCam. Capital expenditures in 2014 and 2013 consisted primarily of office equipment to support information technology infrastructure.
Financing activities provided (used) net cash of $0.1 million and $0.0 million in 2014 and 2013, respectively. The net cash provided in 2014 was due to proceeds from stock option exercises.

Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the three months ended March 31, 2014 and 2013, respectively.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2014.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2014.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company's ability to successfully implement its growth strategy; the economic health of the markets from which Qumu derives its sales and, in particular, the strength of the economies within North America and Europe where the Company has averaged nearly 90% of total sales over the past three years; the Company's ability to keep pace with changes in technology in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors; the mature market for disc publishing products, with limited growth potential; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into Qumu's products; the Company's ability to effectively market its products and serve customers through its value-added resellers, distributors, strategic partners and its own sales force; the ability of the Qumu products to deliver fast, efficient and reliable service; the Company's ability to maintain adequate inventory of products; the Company's ability to secure alternative sources of supply given its reliance on single source suppliers for certain key products; the ability of the Company's products to operate effectively with the computer products developed and to be developed by other manufacturers; the compatibility of the Company's disc publishing products with products designed by others; the negative effect upon the Company's business from manufacturing or design defects; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of March 31, 2014. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended March 31, 2014, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended March 31, 2014 was associated with satisfaction of employee's exercise price and tax withholding requirements on stock option exercises.
Information on the Company’s repurchases of its common stock during each month of the first quarter ended March 31, 2014, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
January 2014	—	$—	—	778,365
February 2014	16,644	$15.85	—	778,365
March 2014	6,430	$16.76	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 9, 2014	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)