Form 10-Q
period 2014-06-30
Qumu Corp
filed 2014-08-11
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at July 31, 2014 – 8,756,016 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited - in thousands, except share data)

Assets	June 30, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$15,556	$37,725
Marketable securities	24,466	13,233
Receivables, net of allowance for doubtful accounts of $20 and $20, respectively	8,921	3,458
Inventories	159	120
Prepaid income taxes	961	1,356
Prepaid expenses and other current assets	3,371	1,816
Current assets from discontinued operations	14,106	14,066
Total current assets	67,540	71,774
Property and equipment, net of accumulated depreciation of $1,534 and $1,208, respectively	1,436	1,379
Intangible assets, net of amortization of $2,138 and $1,546, respectively	7,633	8,225
Deferred income taxes - non-current	85	85
Other assets - non-current	3,291	3,288
Non-current assets from discontinued operations	4,022	4,420
Total assets	$84,007	$89,171
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,721	$2,057
Accrued compensation	3,846	4,999
Other accrued expenses	274	202
Deferred revenue	4,263	3,905
Other current liabilities	24	25
Current liabilities from discontinued operations	13,698	11,865
Total current liabilities	24,826	23,053
Non-current liabilities:
Deferred revenue - non-current	1,648	265
Income taxes payable - non-current	117	116
Other non-current liabilities	456	519
Non-current liabilities from discontinued operations	2,172	2,637
Total non-current liabilities	4,393	3,537
Total liabilities	29,219	26,590
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,755,060 and 8,674,029, respectively	88	87
Additional paid-in capital	59,448	58,411
Retained earnings (accumulated deficit)	(4,825)	3,921
Accumulated other comprehensive income	77	162
Total stockholders’ equity	54,788	62,581
Total liabilities and stockholders’ equity	$84,007	$89,171
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Software licenses and appliances	$4,714	$2,208	$5,910	$4,268
Service	3,690	2,621	6,423	4,910
Total revenues	8,404	4,829	12,333	9,178
Cost of revenues:
Software licenses and appliances	1,464	399	2,236	1,166
Service	2,778	1,056	4,545	2,056
Total cost of revenues	4,242	1,455	6,781	3,222
Gross profit	4,162	3,374	5,552	5,956
Operating expenses:
Research and development	2,264	2,241	4,288	4,551
Selling, general and administrative	7,421	5,013	13,938	10,583
Amortization of purchased intangibles	156	156	313	313
Total operating expenses	9,841	7,410	18,539	15,447
Operating loss	(5,679)	(4,036)	(12,987)	(9,491)
Other income (expense):
Interest, net	10	5	22	16
Loss on currency exchange	(6)	(11)	(23)	(3)
Other, net	—	(2)	(10)	(2)
Total other income (expense), net	4	(8)	(11)	11
Loss before income taxes	(5,675)	(4,044)	(12,998)	(9,480)
Income tax expense	6	17	17	19
Net loss from continuing operations	(5,681)	(4,061)	(13,015)	(9,499)
Net income from discontinued operations, net of tax	864	2,110	4,269	3,571
Net loss	$(4,817)	$(1,951)	$(8,746)	$(5,928)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(0.65)	$(0.47)	$(1.49)	$(1.09)
Net income from discontinued operations per share	$0.10	$0.25	$0.49	$0.41
Net loss per share	$(0.55)	$(0.22)	$(1.00)	$(0.68)
Basic and diluted weighted average shares outstanding	8,748	8,687	8,724	8,685
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,817)	$(1,951)	$(8,746)	$(5,928)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(91)	43	(68)	(220)
Change in net unrealized loss on marketable securities, net of tax	(13)	(12)	(17)	(15)
Total other comprehensive income (loss)	(104)	31	(85)	(235)
Total comprehensive loss	$(4,921)	$(1,920)	$(8,831)	$(6,163)
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(8,746)	$(5,928)
Net income from discontinued operations, net of tax	(4,269)	(3,571)
Net loss from continuing operations	(13,015)	(9,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924	889
Deferred income tax expense	—	702
Loss on disposal of property and equipment	10	—
Stock-based compensation	784	800
Changes in operating assets and liabilities:
Receivables	(5,456)	1,549
Inventories	(39)	34
Prepaid income taxes / income taxes payable	396	320
Prepaid expenses and other assets	(1,555)	37
Trade accounts payable	666	(202)
Accrued compensation	(1,153)	193
Other accrued expenses and other current liabilities	71	(168)
Deferred revenue	1,741	298
Other non-current liabilities	(63)	(57)
Net cash used in continuing operating activities	(16,689)	(5,104)
Net cash provided by discontinued operating activities	5,980	2,216
Net cash used in operating activities	(10,709)	(2,888)
Cash flows from (used in) investing activities:
Purchase of cost method investment	—	(350)
Purchases of marketable securities	(20,251)	(15,505)
Sales and maturities of marketable securities	9,000	20,750
Purchases of property and equipment	(367)	(272)
Net cash provided by (used in) continuing investing activities	(11,618)	4,623
Net cash provided by (used in) discontinued investing activities	22	(300)
Net cash provided by (used in) investing activities	(11,596)	4,323
Cash flows from (used in) financing activities:
Checks written in excess of bank balance	74	—
Common stock repurchases to settle employee withholding liability	(52)	(47)
Proceeds from employee stock plans	108	—
Net cash provided by (used in) continuing financing activities	130	(47)
Net cash used in discontinued financing activities	(5)	(11)
Net cash provided by (used) in financing activities	125	(58)
Effect of exchange rate changes on cash	11	(203)
Net increase (decrease) in cash and cash equivalents	(22,169)	1,174
Cash and cash equivalents, beginning of period	37,725	28,644
Cash and cash equivalents, end of period	$15,556	$29,818
Supplemental disclosures of net cash received during the period for:
Income taxes received, net	$473	$999
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Nature of Business
The consolidated financial statements include the accounts of Qumu Corporation, its subsidiaries, and prior to July 3, 2013, its majority-owned joint venture, collectively hereinafter referred to as “Qumu” or the “Company.” All references to Qumu, Inc. shall mean the Company's wholly-owned subsidiary acquired in October 2011. All intercompany accounts and transactions have been eliminated in consolidation.
The Company has conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. As further described in note 2, on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets. As a result, effective June 27, 2014, the disc publishing business is classified as held for sale and qualifies for discontinued operations presentation for the three and six months ended June 30, 2014 and comparable prior-year periods. Accordingly, effective June 27, 2014, the Company has one remaining reportable segment, the enterprise video content management software business. Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. The Company markets its products to customers in North America, Europe and Asia.
Change in Estimation Methodology for Establishing VSOE for Software Support Maintenance Contracts
Since its acquisition of Qumu, Inc. in October 2011 through December 31, 2013, the Company utilized the bell-shaped curve approach for determining vendor specific objective evidence (“VSOE”) of fair value for its software support maintenance contracts and professional services sold by its enterprise video content management software business. Because the enterprise video content management software business is rapidly growing and it is experiencing changing pricing policies, types of customers, types and levels of support offerings, and the size and scope of arrangements, management believes that the stated renewal rate set forth in its software support maintenance contracts provides better evidence for that deliverable's fair value. As a result, effective January 1, 2014, the Company establishes VSOE of fair value for its software support maintenance contracts by reference to substantive stated renewal rates within those arrangements. The bell-shaped curve approach continues to be used for professional services.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. In accordance with ASC 205-20, the operating results for the three and six months ended June 30, 2014 and the financial position as of June 30, 2014 reflect the Company's disc publishing business as discontinued operations. Previously reported operating results and financial position for comparable periods in 2013 have also been restated to reflect this reclassification. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013.
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

(2)	Discontinued Operations

On April 24, 2014, the Company entered into an asset purchase agreement (the “asset purchase agreement”) with Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation, “Buyer”). Under the terms of the asset purchase agreement, the Company agreed to sell to Buyer all of the assets primarily used or primarily held for use in connection with its disc publishing business. Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the disc publishing business and the acquired assets.
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business is classified as held for sale and qualifies for discontinued operations presentation as the disc publishing business will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in the operations after the disposal transaction is completed.
In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations for the three and six months ended June 30, 2014. Previously reported results for comparable periods in 2013 have also been restated to reflect this reclassification.
The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. Also included in this line item for the 2014 periods are non-recurring expenses incurred by the Company in preparation for and as part of the sale of the disc publishing business, including third party transaction specific costs, one-time income tax related impacts that resulted directly from the reorganization of international legal entities to facilitate the sale and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. The described non-recurring expenses and income tax related impacts amounted to approximately $2.9 million and $3.0 million for the three and six months ended June 30, 2014, respectively. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.
Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
Revenue, operating income, income tax expense (benefit) and net income from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$15,059	$16,419	$29,922	$31,566
Operating income	1,475	2,177	4,617	3,636
Income tax expense (benefit)	498	36	438	(21)
Net income from discontinued operations	$864	$2,110	$4,269	$3,571

The major classes of assets and liabilities from discontinued operations were as follows:

	June 30, 2014	December 31, 2013
Receivables, net	$7,996	$8,778
Inventories	4,745	3,983
Other current assets	1,365	1,305
Current assets from discontinued operations	14,106	14,066
Property and equipment, net	3,753	4,040
Intangible assets, net	242	352
Other assets - non-current	27	28
Non-current assets from discontinued operations	4,022	4,420
Trade accounts payables	2,439	3,225
Accrued compensation	3,260	2,568
Deferred revenue	6,310	5,645
Other current liabilities	1,689	427
Current liabilities from discontinued operations	13,698	11,865
Non-current liabilities from discontinued operations	$2,172	$2,637

(3)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	47,500	55,000	47,500	113,500
Restricted stock awards and restricted stock units	87,500	35,000	87,500	35,000
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
On May 20, 2014, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,230,320 shares.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$207	$219	$415	$525
Restricted stock and restricted stock units	228	134	369	275
Total stock-based compensation	$435	$353	$784	$800
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation cost included in:
Cost of revenues	$11	$5	$18	$11
Operating expenses	424	348	766	789
Total stock-based compensation	$435	$353	$784	$800

(4)	Income Taxes
As of June 30, 2014 and December 31, 2013, the Company’s liability for gross unrecognized tax benefits totaled $1,054,000 and $1,036,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $21,000 and $18,000 on a gross basis at June 30, 2014 and December 31, 2013, respectively. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(5)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$24,500	$—	$(34)	$24,466
Total marketable securities	$24,500	$—	$(34)	$24,466

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,250	$—	$(17)	$13,233
Total marketable securities	$13,250	$—	$(17)	$13,233
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of June 30, 2014 and December 31, 2013 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(6)	Inventories
Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods and demonstration equipment	$120	$108
Purchased parts and subassemblies	39	12
Total inventories	$159	$120

(7)	Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

June 30, 2014	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(522)	$2,460
Developed technology	6	3,357	(979)	2,378
In-process research and development	6	1,310	(390)	920
Trademarks / trade names	15	2,122	(247)	1,875
Total intangible assets, net		$9,771	$(2,138)	$7,633

December 31, 2013	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(373)	$2,609
Developed technology	6	3,357	(699)	2,658
In-process research and development	6	1,310	(297)	1,013
Trademarks / trade names	15	2,122	(177)	1,945
Total intangible assets, net		$9,771	$(1,546)	$8,225
Amortization expense associated with the developed technology included in cost of product revenues was $140,000 and $280,000 for the each of the three and six months ended June 30, 2014 and 2013, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $156,000 and $313,000 for each of the three and six months ended June 30, 2014 and 2013, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2014 and December 31, 2013, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$24,466	$24,466	$—	$—
Total assets	$24,466	$24,466	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$13,233	$13,233	$—	$—
Total assets	$13,233	$13,233	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company’s date of purchase and trade in active markets.

(9)	Common Stock Repurchases and Dividends
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the six months ended June 30, 2014 and 2013, respectively.

(10)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,755,000 and 1,768,000 for the three and six months ended June 30, 2014, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. Stock options and restricted stock units to acquire weighted average common shares of 1,773,000 and 1,920,000 for the three and six months ended June 30, 2013, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net loss per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 89,000 and 94,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three months ended June 30, 2014 and 2013, respectively. The Company included in its computation of weighted average shares outstanding approximately 78,000 and 94,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the six months ended June 30, 2014 and 2013, respectively. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares outstanding at end of period	8,755	8,674	8,755	8,674
Basic weighted average shares outstanding	8,748	8,687	8,724	8,685
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	8,748	8,687	8,724	8,685
Net loss from continuing operations	$(5,681)	$(4,061)	$(13,015)	$(9,499)
Net loss from continuing operations per basic and diluted share	$(0.65)	$(0.47)	$(1.49)	$(1.09)

(11)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(12)	Investment in Software Company
At June 30, 2014 and December 31, 2013, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. Qumu also holds warrants to purchase additional Briefcam preferred stock in the same series and at the same price as its invested preferred shares. Qumu’s investment in Briefcam represents a minority ownership interest of less than 20%. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statement (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which changes the criteria and requires additional disclosures for reporting discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company does not expect that its adoption of ASU 2014-08 will have a material impact on its financial statements or disclosures in its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(14)	Subsequent Events
On July 1, 2014, the Company and Equus Holdings, Inc. (“Buyer”) completed the transactions contemplated by the asset purchase agreement (see Note 2), resulting in the sale by the Company of all of the assets primarily used in or primarily held for use in connection with its disc publishing business and the assumption by Buyer of certain agreements and liabilities of the disc publishing business. As contemplated by the asset purchase agreement, on July 1, 2014, the Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55439.
The purchase price paid to the Company on the closing date was approximately $20.0 million with an additional $2.3 million placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. As described in the asset purchase agreement, the purchase price is subject to adjustment for the actual cash held by certain subsidiaries at the closing date, the actual difference between net book value at the closing date and the target net book value amount, and the actual EBITDA of the disc publishing business from June 1, 2014 through the closing date. Any adjustments required by the asset purchase agreement will be paid in cash following the closing. An anticipated gain on the sale of the disc publishing business ranging from $14 million to $19 million will be recorded during the third quarter of 2014, and reported as part of discontinued operations. This amount excludes the impact of transaction related expenses recorded through June 30, 2014. The Company expects to utilize existing U.S. net operating losses to offset the taxable impact of the gain on sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Six Months Ended June 30,		Percentage (%) Inc/(Dec) Between Periods
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Revenues	100.0%	100.0%	74.0%	100.0%	100.0%	34.4%
Cost of revenues	(50.5)	(30.1)	191.5	(55.0)	(35.1)	110.5
Gross profit	49.5	69.9	23.4	45.0	64.9	(6.8)
Operating expenses:
Research and development	26.9	46.4	1.0	34.8	49.6	(5.8)
Selling, general and administrative	88.3	103.9	48.0	113.0	115.3	31.7
Amortization of intangibles	1.9	3.2	—	2.5	3.4	—
Total operating expenses	117.1	153.5	32.8	150.3	168.3	20.0
Operating loss	(67.6)	(83.6)	40.7	(105.3)	(103.4)	36.8
Other income (expense), net	—	(0.2)	(150.0)	(0.1)	0.1	(200.0)
Loss before income taxes	(67.6)	(83.7)	40.3	(105.4)	(103.3)	37.1
Income tax expense	0.1	0.4	(64.7)	0.1	0.2	(10.5)
Net loss from continuing operations	(67.5)	(84.3)	39.9	(105.5)	(103.6)	37.0
Net income from discontinued operations, net of tax	10.3	43.7	(59.1)	34.6	38.9	19.5
Net loss	(57.3)	(40.4)	146.9	(70.9)	(64.6)	47.5
Overview
The Company has conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. On April 24, 2014, the Company entered into an asset purchase agreement (the “asset purchase agreement”) with Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation, “Buyer”). Under the terms of the asset purchase agreement, the Company agreed to sell to Buyer all of the assets primarily used or primarily held for use in connection with its disc publishing business. Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the disc publishing business and the acquired assets.
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business is classified as held for sale and qualifies for discontinued operations presentation as the disc publishing business will be eliminated from ongoing operations and the Company will not have any significant continuing involvement in the operations after the disposal transaction is completed.
Accordingly, effective June 27, 2014, the Company has one remaining reportable segment, the enterprise video content management software business. Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. The Company markets its products to customers in North America, Europe and Asia.
The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. Software license and appliance revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of appliances, software-enabled devices and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, software and maintenance subscription arrangements, managed services and professional services. Qumu has no long-term debt and does not require significant capital investment as it outsources to third-party vendors the required fabrication of its hardware-related products.

In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations for the three and six months ended June 30, 2014. Previously reported results for comparable periods in 2013 have also been restated to reflect this reclassification. The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
The following discussion of period-to-period changes and trends in financial statement results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above. The transactions contemplated by the asset purchase agreement are referred to in this section as the “Asset Sale Transaction.”
For additional information on the asset purchase agreement and the Asset Sale Transaction, please see the Company’s Current Report on Form 8-K dated April 24, 2014 and Note 14 “Subsequent Events.”
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the Company provides certain information relating to trends in, and factors affecting, future revenue, gross profit margins, operating expense and liquidity and capital resources. This information is “forward-looking” and subject to the risks and uncertainties identified in “Cautionary Note Regarding Forward-Looking Statements” below. Further, this forward-looking information does not reflect the effect of the sale of the disc publishing business to Buyer. This forward-looking information also does not necessarily reflect the future financial performance of the Company or the disc publishing business following the Asset Sale Transaction.
Results of Operations
Revenues.
The table below describes Qumu’s revenues by product category (in thousands):

	Three Months Ended June 30,				Inc (Dec) Between Periods		Six Months Ended June 30,				Inc (Dec) Between Periods

	2014		2013				2014		2013
	$	%	$	%	$	%	$	%	$	%	$	%
Software licenses and appliances	$4,714	56%	$2,208	46%	$2,506	113%	$5,910	48%	$4,268	47%	$1,642	38%
Service	3,690	44%	2,621	54%	1,069	41%	6,423	52%	4,910	53%	1,513	31%
Total revenues	$8,404	100%	$4,829	100%	$3,575	74%	$12,333	100%	$9,178	100%	$3,155	34%
Total revenues for the continuing enterprise video content management software business increased $3.6 million and $3.2 million to $8.4 million and $12.3 million for the three and six months ended June 30, 2014, respectively. The increase in revenues in the current-year periods occurred across all major revenue categories.
Revenues generated from software licenses and appliances increased by $2.5 million and $1.6 million for the three and six months ended June 30, 2014, respectively, while service revenues increased $1.1 million and $1.5 million for the same periods. The increase in software license and appliance revenues in the current-year periods was largely impacted by an increase in the value of perpetual product license contracts being closed and converted to revenue in the second quarter. Revenues vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses result in most of the revenue being recognized over the period of the contract. The increase in service revenues for the current-year periods resulted from a rise in maintenance support and professional services revenue stemming primarily from growth in the customer base and deployment of a growing base of software contracts. Contracted commitments for the second quarter and first half of 2014 totaled $7.4 million and $21.6 million, respectively, and contracted commitment backlog aggregated $26.0 million as of June 30, 2014. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's enterprise video content management software solutions in its targeted markets and whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.

Gross Profit. Gross profit as a percentage of total revenues for the continuing enterprise video content management software business was 49.5% and 45% for the three and six months ended June 30, 2014, respectively, compared to 69.9% and 64.9% for the same periods in 2013. The decline in gross margin for both current-year periods resulted from a shift in the sales mix to a higher concentration of lower margin hardware included in perpetual license transactions and increased customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. The overall growth in revenue volume in the current-year periods provided greater absorption of fixed service costs, partially offsetting the impact of the changes described above.
Gross margins for the three and six months ended June 30, 2014 are inclusive of the impact of approximately $0.2 million and $0.3 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc., compared to the same amounts for the respective periods in 2013. Cost of revenues in 2014 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth of the Company's enterprise video content management software business, the proportion of perpetual license revenue relative to term license revenue recognized in a period, the amount of hardware and third party products included in the sales mix, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $9.8 million and $18.5 million for the three and six months ended June 30, 2014, respectively, compared to $7.4 million and $15.4 million in the comparable prior-year periods. Operating expenses include all costs of the continuing enterprise video content management software business, including corporate general and administrative costs that were previously allocated to the Company’s disc publishing business, reported as a discontinued operation in the condensed consolidated statements of operations effective with the second quarter 2014.
Research and development expenses totaled $2.3 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to $2.2 million and $4.6 million for the same prior-year periods. The reduction in expenses in the current year-to-date period resulted from lower employee costs, partially offset by increased project spending to support development of expanded software functionality.
Selling, general and administrative expenses totaled $7.4 million and $13.9 million for the three and six months ended June 30, 2014, respectively, compared to expenses in the respective prior-year periods of $5.0 million and $10.6 million. The rise in expenses in the current-year periods was driven by an increase in sales and marketing headcount and increased spending on marketing programs to support sales growth. Additionally, the second quarter of 2014 included a higher level of expenses for sales commissions stemming from an increase in sales relative to the prior year’s second quarter. Also contributing to the increase in selling, general and administrative expenses in the current-year periods were higher recruiting fees to support headcount additions.
Amortization of Purchased Intangibles. Operating expenses for the three and six months ended June 30, 2014 include approximately $0.2 million and $0.3 million, respectively, for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu, Inc. in October 2011, compared to the same amounts for the respective periods in 2013. Operating expenses in 2014 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenues.
Other Income, Net. For the three and six months ended June 30, 2014, the Company recognized interest income on cash and marketable securities of $10,000 and $22,000, respectively, compared to $5,000 and $16,000 for the same periods the prior year. Other income also included net losses on foreign currency transactions of $6,000 and $23,000 for the three and six months ended June 30, 2014, respectively, compared to net losses of $11,000 and $3,000 for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded income tax expense $6,000 and $17,000 for the three and six months ended June 30, 2014 compared to $17,000 and $19,000 for the three and six months ended June 30, 2013, respectively. The tax expense amounts recorded in the current and prior-year periods reflect non-income based state taxes.
Net Loss from Continuing Operations / Net Loss Per Share. The resulting net loss from continuing operations for the three and six months ended June 30, 2014 was $5.7 million and $13.0 million, respectively, compared to net losses of $4.1 million and $9.5 million for the respective prior-year periods. Net loss from continuing operations per basic and diluted share amounts were $0.65 and $1.49 for the three and six months ended June 30, 2014, respectively, compared to $0.47 and $1.09 for the respective prior-year periods.
Net Income from Discontinued Operations, Net of Tax. Net income from discontinued operations totaled $0.9 million and $4.3 million for the three and six months ended June 30, 2014, compared to $2.1 million and $3.6 million for the respective prior-year periods.

Net income from discontinued operations includes the financial results of the Company’s disc publishing business for the three and six months ended June 30, 2014 and 2013. The 2014 periods also include non-recurring expenses incurred by the Company in preparation for and as part of the sale of the disc publishing business. These expenses included third party transaction specific costs, one-time income tax related impacts that resulted directly from the reorganization of international legal entities to facilitate the sale and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. The described non-recurring expenses and income tax related impacts amounted to approximately $2.9 million and $3.0 million for the three and six months ended June 30, 2014, respectively.
Net Loss / Net Loss Per Share. Consolidated net loss from both continuing and discontinued operations for the three and six months ended June 30, 2014 was $4.8 million and $8.7 million, respectively, compared to net losses of $2.0 and $5.9 million for the respective prior-year periods. Consolidated net loss per basic and diluted share amounts were $0.55 and $1.00 for the three and six months ended June 30, 2014, respectively, compared to $0.22 and $0.68 for the respective prior year periods.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves and proceeds received upon the close of the sale of the Company's disc publishing business on July 1, 2014. At June 30, 2014, the Company had working capital from continuing operations of $42.3 million, down $4.2 million from working capital of $46.5 million at December 31, 2013. The primary contributors to the decrease in working capital were the generation of a net loss from continuing operations adjusted for non-cash items during the six months ended June 30, 2014 of $11.3 million and purchases of property and equipment of $0.4 million, partially offset by the impact of the Company's continuing operations retaining the $6.0 million of cash generated by the discontinued disc publishing business during the six months ended June 30, 2014. Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the enterprise video content management software business.
Net cash used in operating activities totaled, in the aggregate, $10.7 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. The $7.8 million increase in cash used in operating activities in 2014 relative to 2013 resulted from an $11.6 million increase in cash used for continuing operating activities to support the growth of the enterprise video content management software business, partially offset by an increase in cash provided by discontinued operations of $3.8 million. The increase in cash used for continuing operating activities was driven by a $4.2 million increase in net loss adjusted for the impact of non-cash and non-operating items and $7.4 million in unfavorable changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior year were unfavorable changes of $7.0 million in receivables, $1.6 million in prepaid expenses and other assets and $1.3 million in accrued compensation, partially offset by favorable changes of $1.4 million in deferred revenue and $0.9 million in trade accounts payable.
The unfavorable change in accounts receivable compared to the prior year was due to a $3.6 million increase in revenues in the current year's second quarter relative to the same period in the prior year and the timing of sales and associated collections from customers. The unfavorable change in prepaid expenses and other assets was due to an increase in and related deferral of software royalties, software licenses and hardware costs directly associated with revenues that have not yet been recognized as of June 30, 2014. The unfavorable change in accrued compensation was primarily due to cash payments for liabilities associated with the establishment in 2013 of a long-term incentive plan and the achievement of above-target performance under the Company's short-term incentive plan for 2013, with associated payments under both plans occurring during the six months ended June 30, 2014. The favorable change in deferred revenue for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to an increase in software related revenue deferrals, impacted by a higher mix of term-based software license arrangements relative to perpetual license arrangements and a growing base of maintenance contracts attached to new software license sales.
Net cash provided by (used in) investing activities totaled, in the aggregate, $(11.6) million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively. Net cash of $(11.6) million used in 2014 was driven primarily by $11.3 million in purchases of marketable securities, net of related maturities, and $0.4 million in purchases of property and equipment. The $4.3 million of cash provided in 2013 was driven primarily by $5.2 million of maturities of marketable securities, net of related purchases, partially offset by $0.3 million in purchases of property and equipment and a $0.4 million investment in BriefCam. Capital expenditures in 2014 and 2013 consisted primarily of office equipment to support information technology infrastructure.
Financing activities provided (used) net cash of $0.1 million and $(0.1) million in 2014 and 2013, respectively. The net cash provided in 2014 was generated by proceeds from stock option exercises.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the six months ended June 30, 2014 and 2013, respectively.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, allowance for doubtful accounts, inventory provisions, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2014.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2014.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company's ability to successfully implement its growth strategy; the economic health of the markets from which Qumu derives its sales; the Company's ability to keep pace with changes in technology in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into the Company's products; the Company's ability to effectively market its products and serve customers through its sales force, resellers and strategic partners; the ability of the Company's products to deliver fast, efficient and reliable service; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks, including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. The Company is exposed to market risk from foreign exchange rate fluctuations of the British Pound Sterling, European Euro and Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of June 30, 2014. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2014, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended June 30, 2014 was associated with satisfaction of employee's exercise price and tax withholding requirements on stock option exercises.
Information on the Company’s repurchases of its common stock during each month of the second quarter ended June 30, 2014, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
April 2014	6,694	$16.10	—	778,365
May 2014	12,138	$14.91	—	778,365
June 2014	—	$—	—	778,365
(1) Represents shares authorized for repurchase under the Board approved repurchase program discussed above.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Qumu Corporation (the “Company”) hereby furnishes as Exhibit 99.1 a press release issued on August 11, 2014 disclosing material non-public information regarding its results of operations for the second quarter ended June 30, 2014, including an update to discontinued operations as incorporated into this Form 10-Q.

Item 6. Exhibits

(a)	The following exhibits are included herein:
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.
99.1 Press release issued August 11, 2014.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 11, 2014	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)