Form 10-Q
period 2014-09-30
Qumu Corp
filed 2014-11-10
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at October 31, 2014 – 9,022,465 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2014	December 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$20,348	$37,725
Marketable securities	30,220	13,233
Restricted cash	2,300	—
Receivables, net of allowance for doubtful accounts of $28 and $20, respectively	7,803	3,458
Finished goods inventories	196	120
Prepaid income taxes	938	1,356
Prepaid expenses and other current assets	3,991	1,816
Current assets from discontinued operations	1,097	14,066
Total current assets	66,893	71,774
Property and equipment, net of accumulated depreciation of $1,705 and $1,208, respectively	1,648	1,379
Intangible assets, net of amortization of $2,435 and $1,546, respectively	7,336	8,225
Deferred income taxes - non-current	—	85
Other assets - non-current	3,336	3,288
Non-current assets from discontinued operations	—	4,420
Total assets	$79,213	$89,171
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,170	$2,057
Accrued compensation	5,486	4,999
Other accrued expenses	279	202
Deferred revenue	5,303	3,905
Other current liabilities	—	25
Current liabilities from discontinued operations	416	11,865
Total current liabilities	13,654	23,053
Non-current liabilities:
Deferred revenue - non-current	1,476	265
Income taxes payable - non-current	8	116
Other non-current liabilities	428	519
Non-current liabilities from discontinued operations	—	2,637
Total non-current liabilities	1,912	3,537
Total liabilities	15,566	26,590
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 8,747,465 and 8,674,029, respectively	87	87
Additional paid-in capital	59,928	58,411
Retained earnings	3,855	3,921
Accumulated other comprehensive income (loss)	(223)	162
Total stockholders’ equity	63,647	62,581
Total liabilities and stockholders’ equity	$79,213	$89,171
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software licenses and appliances	$2,193	$1,626	$8,103	$5,894
Service	3,660	2,758	10,083	7,668
Total revenues	5,853	4,384	18,186	13,562
Cost of revenues:
Software licenses and appliances	615	1,019	2,850	2,184
Service	2,608	996	7,154	3,053
Total cost of revenues	3,223	2,015	10,004	5,237
Gross profit	2,630	2,369	8,182	8,325
Operating expenses:
Research and development	2,321	2,078	6,609	6,629
Selling, general and administrative	7,473	4,668	21,411	15,251
Amortization of purchased intangibles	157	157	470	471
Total operating expenses	9,951	6,903	28,490	22,351
Operating loss	(7,321)	(4,534)	(20,308)	(14,026)
Other income (expense):
Interest, net	11	7	33	23
Loss on currency exchange	(33)	(21)	(56)	(24)
Other, net	(28)	2	(38)	—
Total other expense, net	(50)	(12)	(61)	(1)
Loss before income taxes	(7,371)	(4,546)	(20,369)	(14,027)
Income tax benefit	(4,492)	(1,085)	(5,938)	(2,393)
Net loss from continuing operations	(2,879)	(3,461)	(14,431)	(11,634)
Net income from discontinued operations, net of tax	11,559	2,445	14,365	4,689
Net income (loss)	$8,680	$(1,016)	$(66)	$(6,945)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(0.33)	$(0.40)	$(1.65)	$(1.34)
Net income from discontinued operations per share	$1.32	$0.28	$1.64	$0.54
Net income (loss) per share	$0.99	$(0.12)	$(0.01)	$(0.80)
Basic and diluted weighted average shares outstanding	8,780	8,697	8,743	8,689
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$8,680	$(1,016)	$(66)	$(6,945)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(304)	234	(372)	14
Change in net unrealized income (loss) on marketable securities, net of tax	4	6	(13)	(8)
Total other comprehensive income (loss)	(300)	240	(385)	6
Total comprehensive income (loss)	$8,380	$(776)	$(451)	$(6,939)
See accompanying notes to condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(66)	$(6,945)
Net income from discontinued operations, net of tax	(14,365)	(4,689)
Net loss from continuing operations	(14,431)	(11,634)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,411	1,340
Current income tax benefit resulting from income generated from discontinued operations	(5,888)	(2,433)
Deferred income tax expense	85	702
Loss on disposal of property and equipment	31	3
Stock-based compensation	1,281	1,110
Changes in operating assets and liabilities:
Receivables	(4,364)	931
Finished goods inventories	(76)	169
Prepaid income taxes / income taxes payable	310	282
Prepaid expenses and other assets	(2,231)	(450)
Trade accounts payable	123	565
Accrued compensation	498	885
Other accrued expenses and other current liabilities	52	(69)
Deferred revenue	2,624	1,065
Other non-current liabilities	(91)	(89)
Net cash used in continuing operating activities	(20,666)	(7,623)
Net cash provided by discontinued operating activities	1,483	7,255
Net cash used in operating activities	(19,183)	(368)
Cash flows used in investing activities:
Purchase of cost method investment	—	(350)
Purchases of marketable securities	(31,250)	(19,505)
Sales and maturities of marketable securities	14,250	24,750
Purchases of property and equipment	(760)	(656)
Net cash provided by (used in) continuing investing activities	(17,760)	4,239
Net cash provided by (used in) discontinued investing activities, including proceeds from sale of business	19,676	(217)
Net cash provided by investing activities	1,916	4,022
Cash flows from (used in) financing activities:
Common stock repurchases to settle employee withholding liability	(84)	(53)
Proceeds from employee stock plans	123	4
Net cash provided by (used in) continuing financing activities	39	(49)
Net cash used in discontinued financing activities	(59)	(67)
Net cash used in financing activities	(20)	(116)
Effect of exchange rate changes on cash	(90)	(74)
Net increase (decrease) in cash and cash equivalents	(17,377)	3,464
Cash and cash equivalents, beginning of period	37,725	28,644
Cash and cash equivalents, end of period	$20,348	$32,108
Supplemental disclosures of net cash received during the period for:
Income taxes received, net	$366	$992
Non-cash investing activity:
Proceeds from sale of business held in escrow	$2,300	$—
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
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. As further described in note 2, on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company has one remaining reportable segment, the enterprise video content management software business. Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. The Company markets its products to customers in North America, Europe and Asia.
Change in Estimation Methodology for Establishing VSOE for Software Support Maintenance Contracts: Since its acquisition of Qumu, Inc. in October 2011 through December 31, 2013, the Company utilized the bell-shaped curve approach for determining vendor specific objective evidence (“VSOE”) of fair value for its software support maintenance contracts and professional services sold by its enterprise video content management software business. Because the enterprise video content management software business is rapidly growing and it is experiencing changing pricing policies, types of customers, types and levels of support offerings, and the size and scope of arrangements, management believes that the stated renewal rate set forth in its software support maintenance contracts provides better evidence for that deliverable's fair value. As a result, beginning January 1, 2014, the Company establishes VSOE of fair value for its software support maintenance contracts by reference to substantive stated renewal rates within those arrangements. The bell-shaped curve approach continues to be used for professional services.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. In accordance with ASC 205-20, the operating results for the three and nine months ended September 30, 2014 and the financial position as of September 30, 2014 reflect the Company's disc publishing business as discontinued operations. Previously reported operating results and financial position for comparable periods in 2013 have also been restated to reflect this reclassification. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as asset impairment charges, deferred tax asset valuation allowances and accruals for uncertain tax positions. These estimates and assumptions are based on management’s best judgment. Management evaluates estimates and assumptions on an ongoing basis using its technical knowledge, historical experience and other factors, including consideration of the impact of the current economic environment. Management believes its assumptions are reasonable and adjusts such estimates and assumptions when facts and circumstances change. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any required changes in those estimates will be reflected in the financial statements in future periods.

(2)	Divestiture of Disc Publishing Business
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the three and nine months ended September 30, 2014 have been reported on this basis. Previously reported results for comparable periods in 2013 have also been restated to reflect this reclassification.
On July 1, 2014, the Company’s sale of the disc publishing business was completed. The Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55349.
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow is classified as restricted cash in current assets on the Condensed Consolidated Balance Sheets as of September 30, 2014. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations.  Also included in this line item for the 2014 periods is the gain on sale of the disc publishing business and non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business, including third party transaction specific costs, one-time income tax related impacts, and for the year-to-date period, the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. The described non-recurring expenses and income tax related impacts amounted to approximately $6.0 million and $9.0 million for the three and nine months ended September 30, 2014, respectively. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.
Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
Revenue, operating income, gain on sale of business, income tax expense and net income from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$—	$16,689	$29,922	$48,255
Operating income	(97)	3,481	4,520	7,117
Gain on sale of discontinued operations	16,182	—	16,182	—
Income tax expense	4,526	1,084	6,427	2,390
Net income from discontinued operations, net of tax	$11,559	$2,445	$14,365	$4,689

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	September 30, 2014	December 31, 2013
Receivables, net	$—	$8,778
Inventories	—	3,983
Other current assets	1,097	1,305
Current assets from discontinued operations	1,097	14,066
Property and equipment, net	—	4,040
Intangible assets, net	—	352
Other assets - non-current	—	28
Non-current assets from discontinued operations	—	4,420
Trade accounts payables	19	3,225
Accrued compensation	30	2,568
Deferred revenue	—	5,645
Other current liabilities	367	427
Current liabilities from discontinued operations	416	11,865
Non-current liabilities from discontinued operations	$—	$2,637

(3)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	—	53,998	47,500	167,498
Restricted stock awards and restricted stock units	—	—	87,500	35,000
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
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation cost charged against income, before income tax benefit:
Stock options	$196	$198	$611	$723
Restricted stock and restricted stock units	301	112	670	387
Total stock-based compensation	$497	$310	$1,281	$1,110
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation cost included in:
Cost of revenues	$4	$5	$23	$16
Operating expenses	493	305	1,258	1,094
Total stock-based compensation	$497	$310	$1,281	$1,110

(4)	Income Taxes
The Company recorded net income tax benefits of $4.5 million and $5.9 million for the three and nine months ended September 30, 2014, respectively, compared to net income tax benefits of $1.1 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. Amounts in each period primarily reflect the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations, including the gain on sale of the disc publishing business recognized in the third quarter of 2014. Income tax benefits realized in continuing operations on this basis were offset in each period by a corresponding allocation of income tax expense to discontinued operations.
As of September 30, 2014 and December 31, 2013, the Company’s liability for gross unrecognized tax benefits totaled $893,000 and $1,036,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $1,000 and $18,000 on a gross basis at September 30, 2014 and December 31, 2013, respectively. The reduction in the liability for gross unrecognized tax benefits and associated interest and penalties reflects relief of reserves established in prior years as a result of the expiration of the statute of limitations and an Internal Revenue Service audit resulting in the effective settlement of certain prior credits and deductions claimed. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(5)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$30,250	$—	$(30)	$30,220
Total marketable securities	$30,250	$—	$(30)	$30,220

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,250	$—	$(17)	$13,233
Total marketable securities	$13,250	$—	$(17)	$13,233
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of September 30, 2014 and December 31, 2013 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. See Note 7, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(6)	Intangible Assets
Changes in the Company’s intangible assets consisted of the following (in thousands):

September 30, 2014	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(596)	$2,386
Developed technology	6	4,667	(1,556)	3,111
Trademarks / trade names	15	2,122	(283)	1,839
Total intangible assets, net		$9,771	$(2,435)	$7,336

December 31, 2013	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10	$2,982	$(373)	$2,609
Developed technology	6	3,357	(699)	2,658
In-process research and development	6	1,310	(297)	1,013
Trademarks / trade names	15	2,122	(177)	1,945
Total intangible assets, net		$9,771	$(1,546)	$8,225
Amortization expense associated with the developed technology included in cost of product revenues was $140,000 and $420,000 for the each of the three and nine months ended September 30, 2014 and 2013, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $157,000 for each of the three months ended September 30, 2014 and 2013, respectively, and $470,000 and $471,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2014 and December 31, 2013, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$30,220	$30,220	$—	$—
Total assets	$30,220	$30,220	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$13,233	$13,233	$—	$—
Total assets	$13,233	$13,233	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company’s date of purchase and trade in active markets.

(8)	Common Stock Repurchases and Dividends
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the nine months ended September 30, 2014 and 2013, respectively.

(9)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,722,000 and 1,748,000 for the three and nine months ended September 30, 2014, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. Stock options and restricted stock units to acquire weighted average common shares of 1,838,000 and 1,894,000 for the three and nine months ended September 30, 2013, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net loss per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 101,000 and 80,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three months ended September 30, 2014 and 2013, respectively. The Company included in its computation of weighted average shares outstanding approximately 77,000 and 80,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the nine months ended September 30, 2014 and 2013, respectively. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares outstanding at end of period	8,747	8,674	8,747	8,674
Basic weighted average shares outstanding	8,780	8,697	8,743	8,689
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	8,780	8,697	8,743	8,689
Net loss from continuing operations	$(2,879)	$(3,461)	$(14,431)	$(11,634)
Net loss from continuing operations per basic and diluted share	$(0.33)	$(0.40)	$(1.65)	$(1.34)

(10)	Contingencies
The Company is exposed to a number of asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
The Company’s standard arrangements include provisions indemnifying customers against liabilities if the Company's products infringe a third-party’s intellectual property rights. The Company has not incurred any costs in its continuing operations as a result of such indemnifications and has not accrued any liabilities related to such contingent obligations in the accompanying condensed consolidated financial statements.

(11)	Investment in Software Company
At September 30, 2014 and December 31, 2013, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. Qumu also holds warrants to purchase additional Briefcam preferred stock in the same series and at the same price as its invested preferred shares. Qumu’s investment in Briefcam represents a minority ownership interest of less than 20%. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.

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
(12) Recently Issued Accounting Standards
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

(13)	Prior Period Revision
On June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets, and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Previously reported results for comparable periods in 2013 have also been restated to reflect this reclassification.

The condensed consolidated statements of operations include the correction of an immaterial error related to the three and six-months ended June 30, 2014.  This correction, which is reflected in the Company's financial results for the nine months ended September 30, 2014, resulted in a decrease to income tax expense from continuing operations and an offsetting decrease to net income from discontinued operations, net of tax, in the amount of $1.5 million.  The described revision did not impact the Company’s consolidated net income (loss) in the periods reported.

(14)	Subsequent Event
On October 3, 2014, the Company entered into Share Purchase Agreements to acquire 100% of the outstanding shares (the "Share Purchase Transaction") of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu’s customers with access to industry leading video content management and delivery capability.
As a result of the transaction, Kulu is a wholly-owned subsidiary of the Company. As consideration for the Share Purchase Transaction, the Company issued 275,000 shares of its common stock and paid approximately $13,894,000 in cash, for a purchase price of $17,675,000 in aggregate value. The Company acquired approximately $2,898,000 of cash in the transaction resulting in net cash paid in the Share Purchase Transaction of approximately $10,996,000. Under the Share Purchase Transaction, the purchase price was determined based upon estimates of cash, indebtedness and working capital at the closing. Post-closing adjustments to these estimates will be calculated after the closing and, subject to dispute as to the adjustment amounts, will be paid to the Company or by the Company within five business days of final determination of the adjustment amounts. For purposes of calculating the purchase price attributable to the 275,000 shares of Company common stock issuable in the Share Purchase Transaction, the parties agreed upon a value of $13.75 per share. All of the shares of the Company’s common stock issued in the Share Purchase Transaction were issued to shareholders of Kulu who are also employees of Kulu. Pursuant to the terms of a lock-up letter agreement, the shares issued in the Share Purchase Transaction will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for all of the shares issued at 365 days following the closing of the Share Purchase Transaction. Of the amounts payable in the Share Purchase Transaction, $2,000,000 is subject to escrow to secure certain warranty and indemnification obligations to the Company. The escrow funds will be held for a period of 15 months.
The acquisition will be accounted for under the provisions of ASC 805, Business Combinations. During the fourth quarter of 2014, the Company will complete a purchase price allocation based on the fair values of the tangible and intangible assets acquired and liabilities assumed. Management has engaged the services of an independent qualified third party appraiser to assist with establishing fair values. The Company currently expects that intangible assets (including goodwill) will comprise in excess of 80% of the allocated purchase price in the opening balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods	Percentage (%) of Revenues Nine Months Ended September 30,		Percentage (%) Inc/(Dec) Between Periods
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Revenues	100.0%	100.0%	33.5%	100.0%	100.0%	34.1%
Cost of revenues	(55.1)	(46.0)	60.0	(55.0)	(38.6)	91.0
Gross profit	44.9	54.0	11.0	45.0	61.4	(1.7)
Operating expenses:
Research and development	39.7	47.4	11.7	36.3	48.9	(0.3)
Selling, general and administrative	127.7	106.5	60.1	117.7	112.5	40.4
Amortization of intangibles	2.7	3.6	—	2.6	3.5	(0.2)
Total operating expenses	170.1	157.5	44.2	156.6	164.9	27.5
Operating loss	(125.2)	(103.5)	61.5	(111.6)	(103.5)	44.8
Other income (expense), net	(0.9)	(0.3)	nmf	(0.3)	—	nmf
Loss before income taxes	(126.1)	(103.8)	62.1	(111.9)	(103.5)	45.2
Income tax benefit	(76.7)	(24.8)	313.9	(32.7)	(17.6)	148.1
Net loss from continuing operations	(49.4)	(79.0)	(16.8)	(79.2)	(85.9)	24.0
Net income from discontinued operations, net of tax	197.5	55.8	372.8	79.0	34.6	206.4
Net loss	148.1	(23.3)	(954.3)	(0.2)	(51.3)	(99.0)
nmf - calculation is not meaningful
Overview
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. On April 24, 2014, the Company entered into an asset purchase agreement (the “asset purchase agreement”) with Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation, “Buyer”). Under the terms of the asset purchase agreement, the Company agreed to sell to Buyer all of the assets primarily used or primarily held for use in connection with its disc publishing business. Buyer also agreed to assume on the closing date certain agreements and liabilities relating to the disc publishing business and the acquired assets.
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement, and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014.
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
In accordance with ASC 205-20, the results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and nine months ended September 30, 2014. Current year, as well as previously reported results for comparable periods in 2013, have been restated to reflect this reclassification, and are presented in the “Net income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
The following discussion of period-to-period changes and trends in financial statement results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above. The transactions described in the asset purchase agreement are referred to in this section as the “Asset Sale Transaction.”
For additional information on the asset purchase agreement and the Asset Sale Transaction, please see the Company’s Current Reports on Form 8-K dated April 24, 2014 and July 1, 2014 and Note 2 “Divestiture of Disc Publishing Business.”
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the Company provides certain information relating to trends in, and factors affecting, future revenue, gross profit margins, operating expense and liquidity and capital resources. This information is “forward-looking” and subject to the risks and uncertainties identified in “Cautionary Note Regarding Forward-Looking Statements” below. This forward-looking information does not necessarily reflect the future financial performance of the Company.
Results of Operations
Revenues.
The table below describes Qumu’s revenues by product category (in thousands):

	Three Months Ended September 30,				Inc (Dec) Between Periods		Nine Months Ended September 30,				Inc (Dec) Between Periods

	2014		2013				2014		2013
	$	%	$	%	$	%	$	%	$	%	$	%
Software licenses and appliances	$2,193	37%	$1,626	37%	$567	35%	$8,103	45%	$5,894	43%	$2,209	37%
Service	3,660	63%	2,758	63%	902	33%	10,083	55%	7,668	57%	2,415	31%
Total revenues	$5,853	100%	$4,384	100%	$1,469	34%	$18,186	100%	$13,562	100%	$4,624	34%

Total revenues for the continuing enterprise video content management software business increased $1.5 million and $4.6 million to $5.9 million and $18.2 million for the three and nine months ended September 30, 2014, respectively. The increase in revenues in the current-year periods occurred across all major revenue categories.
Revenues generated from software licenses and appliances increased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2014, respectively, while service revenues increased $0.9 million and $2.4 million for the same respective periods. The increase in software license and appliance revenues in the current-year periods was largely impacted by an increase in the value of perpetual product license contracts being closed and converted to revenue. Revenues vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses and cloud-based SaaS arrangements result in most of the revenue being recognized over the period of the contract. The increase in service revenues for the current-year periods resulted from a rise in maintenance support revenues stemming primarily from growth in the customer base and higher professional services revenues impacted by the conversion of backlog from contracts closed in prior quarters as Qumu assists its customers in the deployment of their video solutions. Also contributing to the growth in service revenues in the current-year periods was the recognition of revenue from a large term-based arrangement closed in the first quarter of 2014, for which revenue is being recognized over the three-year term of the contract. Contracted commitments for the third quarter and nine months ended September 30, 2014 totaled $6.6 million and $28.3 million, respectively, and contracted commitment backlog aggregated $26.6 million as of September 30, 2014. The Company defines contracted commitments as the dollar value of signed customer purchase commitments.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's enterprise video content management software solutions in its targeted markets and whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations, as well as the impact of revenue generated by the Company's subsidiary, Kulu Valley, Ltd., which was acquired on October 3, 2014 (see Note 14 "Subsequent Events.")
Gross Profit. Gross profit as a percentage of total revenues for the enterprise video content management software business was 44.9% and 45.0% for the three and nine months ended September 30, 2014, respectively, compared to 54.0% and 61.4% for the same periods in 2013. The decline in gross margins resulted from a shift in the sales mix to a higher concentration of lower margin hardware included in perpetual license transactions and increased customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. The overall growth in revenue volume in the current-year periods provided greater absorption of fixed service costs, partially offsetting the impact of the changes described above.
Gross margins for the three and nine months ended September 30, 2014 are inclusive of the impact of approximately $0.1 million and $0.4 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc., compared to the same amounts for the respective periods in 2013. Cost of revenues in 2014 are expected to include approximately $0.6 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth of the Company's enterprise video content management software business, the proportion of perpetual license revenue relative to term-based license revenue recognized in a period, the amount of hardware and third party products included in the sales mix, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations, as well as the sales mix attributable to the Company's Kulu Valley, Ltd. subsidiary.
Operating Expenses. Total operating expenses were $10.0 million and $28.5 million for the three and nine months ended September 30, 2014, respectively, compared to $6.9 million and $22.4 million in the comparable prior-year periods. Operating expenses include all costs of the continuing enterprise video content management software business, including corporate general and administrative costs that were previously allocated to the Company’s disc publishing business, reported as a discontinued operation in the condensed consolidated statements of operations effective with the second quarter 2014.
Research and development expenses totaled $2.3 million and $6.6 million for the three and nine months ended September 30, 2014, respectively, compared to $2.1 million and $6.6 million for the respective prior-year periods. Expenses in the current year's third quarter reflect an increased level of project costs to support development of expanded software functionality.
Selling, general and administrative expenses totaled $7.5 million and $21.4 million for the three and nine months ended September 30, 2014, respectively, compared to expenses in the respective prior-year periods of $4.7 million and $15.3 million. The rise in expenses in the current-year periods was driven by an increase in sales and marketing headcount, higher sales commissions stemming from an increase in sales and increased spending on marketing programs to support sales growth. Also contributing to the increase in selling, general and administrative expenses in the current-year periods were increased legal, consulting and other outsourced costs. These costs were required to support corporate development activity as well as transition activities related to separating the back office processes and systems of the Company's enterprise video content management software business from the disc publishing business, which was sold effective July 1, 2014.
Amortization of Purchased Intangibles. Operating expenses for the three and nine months ended September 30, 2014 include approximately $0.2 million and $0.5 million, respectively, for the amortization of intangible assets acquired as part of the Company's acquisition of Qumu, Inc. in October 2011, consistent with expenses recognized for the respective periods in 2013. Operating expenses in 2014 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenues and amortization of purchased intangibles expected to be generated from the Company's acquisition of Kulu Valley, Ltd. on October 3, 2014.
Other Income, Net. For the three and nine months ended September 30, 2014, the Company recognized interest income on cash and marketable securities of $11,000 and $33,000, respectively, compared to $7,000 and $23,000 for the same respective periods in the prior year. Other income also included net losses on foreign currency transactions of $33,000 and $56,000 for the three and nine months ended September 30, 2014, respectively, compared to net losses of $21,000 and $24,000 for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded net income tax benefits of $4.5 million and $5.9 million for the three and nine months ended September 30, 2014, respectively, compared to net income tax benefits of $1.1 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. Amounts in each period primarily reflect the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations, including the gain on sale of the disc publishing business recognized in the third quarter of 2014. Income tax benefits realized in continuing operations on this basis were offset in each period by a corresponding allocation of income tax expense to discontinued operations.
Net Loss from Continuing Operations / Net Loss Per Share. The resulting net loss from continuing operations for the three and nine months ended September 30, 2014 was $2.9 million and $14.4 million, respectively, compared to net losses of $3.5 million and $11.6 million for the respective prior-year periods. Net loss from continuing operations per basic and diluted share amounts were $0.33 and $1.65 for the three and nine months ended September 30, 2014, respectively, compared to $0.40 and $1.34 for the respective prior-year periods.
Net Income from Discontinued Operations, Net of Tax. Net income from discontinued operations totaled $11.6 million and $14.4 million for the three and nine months ended September 30, 2014, respectively, compared to $2.4 million and $4.7 million for the respective prior-year periods.
The Company closed the sale of its disc publishing business effective July 1, 2014. As a result, net income from discontinued operations includes the financial results of the Company’s disc publishing business through June 30, 2014. Included in net income from discontinued operations for the third quarter of 2014 is the recognition of a gain on sale of the disc publishing business of $16.2 million. This amount excludes the impact of transaction related expenses which were primarily incurred and recognized prior to the third quarter of 2014. The 2014 periods also include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business. These expenses included third party transaction specific costs, one-time income tax related impacts, and for the year-to-date period, the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. Non-recurring expenses and income tax related impacts amounted to approximately $6.0 million and $9.0 million for the three and nine months ended September 30, 2014, respectively.
Net Income (Loss) / Net Income (Loss) Per Share. Consolidated net income or loss from both continuing and discontinued operations for the three and nine months ended September 30, 2014 was net income of $8.7 million and a net loss of $0.1 million, respectively, compared to net losses of $1.0 million and $6.9 million for the respective prior-year periods. Consolidated net income or loss per basic and diluted share amounts were net income of $0.99 and a net loss of $0.01 for the three and nine months ended September 30, 2014, respectively, compared to net losses of $0.12 and $0.80 for the respective prior year periods.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves and proceeds received upon the close of the sale of the Company's disc publishing business on July 1, 2014, as well as any cash flows that may be generated from current operations. At September 30, 2014, the Company had aggregate working capital of $53.2 million, up $4.5 million from working capital of $48.7 million at December 31, 2013. The primary contributors to the increase in working capital were the receipt of gross proceeds, including restricted cash from escrow funds, of approximately $22 million from the sale of the disc publishing business, partially offset by the generation of a net loss from continuing operations adjusted for non-cash items during the nine months ended September 30, 2014 of $17.5 million and purchases of property and equipment of $0.8 million. Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
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
Net cash used in operating activities totaled, in the aggregate, $19.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. The $18.8 million increase in cash used in operating activities in 2014 relative to 2013 resulted from a $13.0 million increase in cash used for continuing operating activities to support the growth of the enterprise video content management software business and a reduction in cash provided by discontinued operations of $5.8 million. The increase in cash used for continuing operating activities was driven by a $6.6 million increase in net loss adjusted for the impact of non-cash and non-operating items and $6.4 million in unfavorable changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior year were unfavorable changes of $5.3 million in receivables, $1.8 million in prepaid expenses and other assets, $0.4 million in accrued compensation and $0.4 million in trade accounts payable, partially offset by favorable changes of $1.6 million in deferred revenue.
The unfavorable change in accounts receivable compared to the prior year was due to a $1.5 million increase in revenues in the current year's third quarter relative to the same period in the prior year and the timing of sales and associated collections from customers. The unfavorable change in prepaid expenses and other assets was due to an increase in and related deferral of software royalties, software licenses and hardware costs, a portion of which are directly associated with revenues that have not yet been recognized as of September 30, 2014. The unfavorable change in accrued compensation was primarily due to cash payments for liabilities associated with the establishment in 2013 of a long-term incentive plan and the achievement of above-target performance under the Company's short-term incentive plan for 2013, with associated payments under both plans occurring during the first half of 2014. The favorable change in deferred revenue for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in software related revenue deferrals, impacted by a higher mix of term-based software license arrangements relative to perpetual license arrangements and a growing base of maintenance contracts attached to new software license sales.
Net cash provided by investing activities totaled, in the aggregate, $1.9 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively. Primarily driving the generation of cash in the current-year period was cash provided by discontinued operations for the Company's receipt of proceeds from the sale of the disc publishing business of $19.7 million. Partially offsetting this increase was a net use of cash from continuing operations of $20.1 million, driven by purchases of marketable securities, net of related maturities, of $17.0 million and purchases of property and equipment of $0.8 million. The $4.0 million of cash provided in the first nine months of 2013 was driven primarily by $5.2 million of maturities of marketable securities, net of related purchases, partially offset by $0.7 million in purchases of property and equipment and a $0.4 million investment in BriefCam. Capital expenditures in the nine months ended September 30, 2014 and 2013 consisted primarily of office equipment to support information technology infrastructure.
Financing activities used a minimal amount of cash in the first nine months of 2014 and $0.1 million of cash in the same period in 2013. Activity in each year includes stock option exercises, net of repurchases to settle employee withholding liabilities, and less than $0.1 million for use of cash in discontinued operations.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the nine months ended September 30, 2014 and 2013, respectively.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2014.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2014.

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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company's ability to successfully implement its growth strategy; the economic health of the markets from which Qumu derives its sales; the Company's ability to keep pace with changes in technology in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into the Company's products; the Company's ability to effectively market its products and serve customers through its sales force, resellers and strategic partners; the ability of the Company's products to deliver fast, efficient and reliable service; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks; effectively managing the transition services we receive from Rimage Corporation and timely develop our own capabilities; and the potential operating difficulties or other negative consequences relating to our acquisition of Kulu Valley, Ltd., including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A "Risk Factors" of this Form 10-Q. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Sherman L. Black, and the Company’s Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of September 30, 2014. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act. Based upon such evaluation, they have concluded that these disclosure controls and procedures are not effective as of September 30, 2014 because of a material weakness in internal control over financial reporting. Specifically, the Company did not maintain effective controls over the completeness, accuracy and presentation of accounting for income taxes over non-recurring and unusual transactions, which resulted in errors related to the income tax expense (benefit) in continuing and discontinued operations during the quarters ended September 30, 2014 and June 30, 2014. This error did not impact revenue or operating results of the continuing business or the consolidated net income or loss of the Company for the three or six months ended June 30, 2014 or 2013 or the three or nine months ended September 30, 2014 or 2013. The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 included in this Quarterly Report on Form 10-Q reflects correction of the immaterial error previously reported in the Quarterly Report on Form 10-Q for the period ended June 30, 2014. See Note 13 “Prior Period Revision” for discussion of the impact on the financial results for the nine months ended September 30, 2014 of the correction of the immaterial error related to the three and six months ended June 30, 2014.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
As noted above, a material weakness in internal controls over financial reporting was discovered subsequent to the end of the September 30, 2014 quarter in the course of finalizing the financial statements for inclusion in this Quarterly Report on Form 10-Q. During the fourth quarter, management has been and will be continuing its review of the Company’s internal control over financial reporting to further evaluate the root cause of this deficiency and to develop a remediation plan with respect to this material weakness. Changes and improvements in the Company’s internal control over financial reporting environment may be implemented based on the outcome of management’s review and the implementation of the remediation plan.

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
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by this Part II, Item 1A “Risk Factors” and our subsequent filings with the Securities and Exchange Commission. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as follows:
Following the Asset Sale Transaction, our business could be harmed if we do not effectively manage the transition services we receive from Rimage Corporation and timely develop our own capabilities.
In connection with the closing of our sale of the disc publishing business (which we refer to as the Asset Sale Transaction) on July 1, 2014, we entered into a mutual transition services agreement with Rimage Corporation (f/k/a Redwood Acquisition, Inc.). Pursuant to the mutual transition services agreement, Qumu and Rimage Corporation have each agreed to provide the other with certain transition services for a term expiring fifteen months from the closing date of the Asset Sale Transaction, but either party may terminate any of the transition services it receives at any time during the term of the transition services agreement upon 30 days’ prior written notice.
We will remain substantially dependent on Rimage Corporation to provide certain transition services and information systems until we develop our own capabilities through hiring, engagement of alternative third party service providers or implementation of our own information system. If Rimage Corporation is unable to provide these services in accordance with the transition services agreement, or if there are delays in developing our own capabilities, our business, financial condition and results of operations could be adversely affected.
Our profitability and growth will depend on the success of our enterprise video content management software business which is subject to a variety of business risks and uncertainties.
Following the Asset Sale Transaction that closed on July 1, 2014, our remaining business is our enterprise video content management software business. Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, distribute and measure the success of their videos. Any evaluation of our business and our prospects following the Asset Sale Transaction must be considered in light of the risks and uncertainties noted in this Part II, Item 1A “Risk Factors”, as well as the following:

•	We may not be successful at implementing our growth strategy;

•	We may not be successful in developing new products that further our growth strategy;

•	We have been investing in initiatives that we believe further our strategy and if the return on these investments is lower or develops more slowly than we expect, our operating results may be harmed;

•	We face intense competition in all areas of our business and such competition may result in price reductions, lower gross profits and loss of market share;

•
Technology in our industry evolves rapidly, potentially causing our products to become obsolete, and we must continue to enhance existing products and develop new products to sustain and grow our business;

•	Adverse economic conditions, particularly those affecting our customers, resellers and distributors, have harmed and may continue to harm our business;

•	Our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective;

•	Competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively;

•	We sell a significant portion of our products internationally, which exposes us to risks associated with international operations;

•
If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share;

•	We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors;

•	If enterprise video as a communication medium develops more slowly than we expect it to, our future revenue and profitability will be harmed;

•
Our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our enterprise video content management software products;

•	The growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks;

•
If we lose access to third-party licenses, our enterprise video content management software product development and production may be delayed or we may incur additional expense to modify our products or products in development;

•
If the limited amount of open source software that is incorporated into our enterprise video content management software products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results;

•	We encounter long sales cycles with enterprise video content management software business, which could adversely affect our operating results in a given period;

•
Any failure of major elements of the operations of our enterprise video content management software business could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business;

•
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our enterprise video content management software products, and could have a negative impact on our business; and

•
Expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our enterprise video content management software products and result in increased compliance costs.

If we are unable to address these risks, our business, results of operations and prospects could suffer.
The acquisition of Kulu could result in operating difficulties and other negative consequences that may adversely impact our business and results of operations.
On October 3, 2014, we purchased all of the issued and outstanding shares of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). Through this share purchase transaction, Kulu became our wholly-owned subsidiary. The process of integrating the Kulu business into Qumu’s existing enterprise video content management software business may involve operating difficulties and expense. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to integration challenges;

•	Expanding the Qumu and Kulu video solutions with its customers and geographically, as well as generating sales from cross-selling efforts;

•
Cultural challenges associated with integrating Kulu sales employees into our organization and retention of these employees, as well as retention of our current sales and other employees during this period of change at our company;

•	Challenges associated with integrating and capitalizing on the products, business, employees, technologies and other aspects of Kulu;

•	Managing larger and more widespread operations resulting from the Kulu acquisition; and

•	Realizing the benefits and synergies of the acquisition of Kulu.

Our failure to address these risks or other problems encountered in connection with the Kulu integration could cause us to fail to realize the anticipated benefits of this transaction, incur unanticipated liabilities, and harm our business generally.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2014, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended September 30, 2014 was associated with satisfaction of employee's exercise price and tax withholding requirements on stock option exercises.
Information on the Company’s repurchases of its common stock during each month of the third quarter ended September 30, 2014, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
July 2014	3,229	$13.93	—	778,365
August 2014	13,475	$13.67	—	778,365
September 2014	4,813	$13.01	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 10, 2014	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)