Form 10-K
period 2014-12-31
Qumu Corp
filed 2015-03-24
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
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

(952) 683 - 7900
(Registrant's telephone number, including area code)

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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $122,567,000.
As of February 28, 2015, the registrant had 9,127,425 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

General Information
PART I
ITEM 1. BUSINESS
General
Qumu’s growing enterprise video content management software business provides the tools businesses need to create, manage, secure, deliver, and measure the success of their videos. Qumu helps organizations around the world enhance the way they communicate and realize the greatest possible value from video and other rich content they create and publish. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. The Company markets its products to customers in North America, Europe and Asia.

The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service ("SaaS") platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. Software license and appliance revenues on the accompanying Consolidated Statements of Operations include the Company's sale of appliances, software-enabled devices and perpetual software licenses. Service revenues on the Consolidated Statements of Operations include revenues from maintenance contracts, software, maintenance and cloud-based SaaS subscription arrangements, managed services and professional services.

	2014		2013		Inc (Dec)		2012		Inc (Dec)
	$	%	$	%	Between Periods		$	%	Between Periods
Software licenses and appliances	$11,363	43%	$7,269	41%	$4,094	56%	$4,319	44%	$2,950	68%
Service	15,158	57%	10,467	59%	4,691	45%	5,517	56%	4,950	90%
Total revenues	$26,521	100%	$17,736	100%	$8,785	50%	$9,836	100%	$7,900	80%
History
The Company was founded in 1978 and incorporated as IXI, Inc. in Minnesota in February 1987. Starting in 1995, the Company focused its business on the development and sale of its CD recordable (“CD-R”) publishing systems, and added DVD recordable (“DVD-R”) publishing systems in 2000. The disc publishing business is mature and has been declining in revenue since 2007 due to technology substitutions. Changes in the information technology landscape have resulted in an evolution of customer needs from physical distribution of content on CDs, DVDs and Blu-ray Discs to online distribution. In addition, video has grown dramatically as a content type used within enterprises. Effectively implementing video as a communication and collaboration tool has become a major challenge for enterprises. In response to these market changes, in October 2011, the Company acquired Qumu, Inc., a leader in the fast-growing enterprise video content management software market.
In response to strong growth and significant market opportunity for the Company’s software business and a continued decline in revenues generated by its disc publishing business, the Company embarked on a rebranding effort, repositioning itself as an enterprise video content management software company and changing its name from Rimage Corporation to Qumu Corporation in September 2013.
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by an asset purchase agreement entered into on April 24, 2014 between the Company and Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation). On July 1, 2014, the sale was completed.
On October 3, 2014, the Company entered into Share Purchase Agreements to acquire 100% of the outstanding shares of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu’s customers with access to industry leading video content management and delivery capability.
Enterprise Video Content Management and Delivery Software
To increase communication, engagement and collaboration between employees and stakeholders, organizations have invested significantly in content and network infrastructure that connects these employees and stakeholders across offices, conference rooms, computers, tablets and smart phones. As part of this, enterprises are adopting video as a mainstream communication and collaboration tool because they understand its benefits over other forms of content.

Qumu video content management software solutions allow organizations to capture, organize and deliver content across the extended enterprise to a wide variety of end points, including mobile devices and thin clients. Qumu's video platform supports both live and on-demand streaming, and also secure download capabilities, a critical component for mobile video solutions. Qumu provides information technology administrators and corporate communication leaders a way to securely address the challenges of video that might otherwise overwhelm their data networks while utilizing their existing information technology infrastructures, thereby maximizing their investment and enabling the rapid adoption of video in their content, collaboration, communication and marketing infrastructures.
Qumu provides an end-to-end solution with an intuitive and rich user-experience to create, manage and deliver live and on-demand video content both behind and beyond the secure firewall. The Company's solutions are comprised of two primary product suites: Qumu Enterprise and Qumu Cloud.
Capabilities and Products
Qumu Enterprise - Creating a Global Video Infrastructure for Organizations
Qumu Enterprise video content management solutions are deployed on premise or as hybrid solutions combining on premise delivery and cloud application deployment (i.e., a managed service). Qumu implementations can range in size from tens of thousands to millions of dollars, and they integrate extensively with customers' existing video services (e.g., videoconferencing systems), business applications and broader IT infrastructures using Qumu's extensive application integrations ("APIs"). Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu Enterprise solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of capturing, managing, delivering and experiencing video content.
Video Capture

•	Qumu Capture Studio is a portable software-enabled device that quickly and easily records, edits, and publishes video and presentation content.

•	Qumu Quick Capture is a browser-based applet for the simple creation of videos captured from a user's computer screen and/or webcam.

•	Qumu's encoder control facilitates live encoding and can leverage popular encoders from multiple vendors.

•	Qumu also integrates with videoconferencing systems to enable their use as “studios” for the creation of live or on-demand video content.
Video Management
Qumu’s Video Control Center is the enterprise scalable solution that provides central control for all video applications, content and resources involved in the production and delivery of enterprise video. Video Control Center manages both live streamed video and video on-demand workflows. This comprehensive business video platform includes numerous industry leading features:

•	Patent pending Qumu Pathfinder technology for intelligent routing to multiple device types with different bitrates, enabling more efficient use of the network and improved user experience.

•	Qumu Speech Search for searching and indexing the spoken dialogue within video programs, greatly reducing time-to-knowledge.

•	Live Broadcast Console for managing and deploying live streamed videos across an organization.

•
Broad and deep security capabilities encompassing single-sign-on ("SSO"), Active Directory/LDAP integration, and Security Assertion Markup Language ("SAML") that make it easy to create a secure video application and network based on the enterprise's existing security standards.

Video Delivery

•
The combination of Pathfinder with Qumu’s VideoNet Edge software creates a unique, highly secure, fault tolerant video delivery network with advanced streaming and caching features to provide outstanding performance for an unlimited number of users. By ensuring that only one stream crosses the WAN on its way to viewers in remote locations, VideoNet Edge minimizes the strain placed on the network by live webcasting or video on demand. VideoNet Edge can work as the sole distribution platform for video or in conjunction with other enterprise or internet-based content distribution networks (“CDNs”). Qumu VideoNet Edge provides caching of H.264/MPEG-4, Windows Media & Flash video, Video on Demand and live broadcast content, reducing traffic from the centrally-located origin server. Importantly, Qumu offers VideoNet Edge software in a variety of form factors (Windows Software, virtual machine, appliance, and integrated with Citrix CloudBridge and Riverbed VSP) to provide customers with the most deployment options.

•
Qumu VideoNet Edge software solutions can federate existing CDNs into a single system for intranet and internet content distribution of video and related media assets. The federation capability includes Internet-based CDNs like Akamai and Amazon CloudFront as well as intranet based devices like Riverbed Steelhead, Cisco ACNS/WaaS/CDS, and Blue Coat Director. This federation capability allows customers and partners to execute an “embrace and replace” strategy for upgrading their networks as opposed to “rip and replace” from other vendors.

•	Qumu Secure Download allows video to be securely delivered to mobile devices, viewed offline, and managed/disposed automatically based on prescribed policies.
Mobility and Integration

•
Qumu provides Mobile Apps for iOS, Android and Windows phones and tablets. The apps are complete out-of-the-box native video applications built using the Qumu Mobile SDKs. Customers can also work with Qumu Professional Services to create fully branded applications accessing Qumu's video infrastructure. Qumu’s HTML5-based video portal also provides native support for all device platforms.

•
Qumu provides integration between its mobile apps and leading mobile device management/mobile application management ("MDM/MAM") platforms such as Good Technology and XenMobile to ensure that Qumu's solutions work within the environments its customers are investing in for mobile security.

•
Qumu integrates with a variety of key business applications and infrastructure capabilities to enable organizations to employ video in any work context required. Qumu offers integration with Microsoft SharePoint and Lync as well as with Office365; IBM Connections and IBM WebSphere; Jive and other collaborative and social platforms. Qumu continues to work with partners and integrators to extend video functionality through the use of its REST APIs. Qumu also integrates with Citrix capabilities such as XenApp and XenDesktop, enabling Qumu video to be delivered to thick or thin clients managed within a Citrix virtual desktop infrastructure.

Qumu Cloud - Externalizing Video for Maximum Reach and Impact
The second suite is Qumu Cloud, a fully managed solution delivered as a SaaS platform. Qumu Cloud enables customers to easily create video and rich media presentations and deliver video seamlessly to customers, partners, and employees. Qumu Cloud is used by organizations worldwide to rapidly and clearly present their messages and drive business opportunities through the integration of video with their web sites and their marketing and campaign automation platforms.
Qumu Cloud brings the power of Qumu video to organizations that do not wish to make infrastructure investments to own and support their applications. Instead, Qumu Cloud provides the following capabilities that are easily purchased, implemented, and available through the web browser:

•
Create rich media with Qumu Cloud in minutes - our customers can capture video and easily integrate it with PowerPoint slides to ensure that messages are delivered and understood; provide high quality sales enablement on a regular basis from the desktop; and broadcast news about products and services to partners and customers every week. Qumu Cloud also offers affordable hardware capture “kits” to economically add professional quality to videos.

•
Embed and share Qumu content easily with nearly any application - video “widgets” can be embedded, played, and tracked within any external application, ranging from web sites, to e-mail offers, to campaigns managed and executed by platforms like Eloqua and Salesforce.com. Analytics on origin and viewership are easily captured and integrated back for targeted marketing and sales.

•
Quickly create and deliver video for both live and on-demand - organizations purchase Qumu Cloud to support a variety of live broadcasts and on-demand scenarios, and the platform enables both to be executed and managed easily whenever desired. Video and content created and captured is managed within the cloud platform resident on IBM SoftLayer, thus providing market leading security and compliance for users.

•
Support an unlimited number of users - Qumu Cloud scales easily with your needs, enabling organizations to create rich video presentations for 100's or to drive high performance video marketing campaigns to many thousands. Video is also transcoded automatically to support any user, format, or device for viewing.

Qumu Live Event and Managed Services
Qumu Managed Services enable enterprises to offload video-related technology management, event support and other aspects of their video infrastructure. Services available include live event production and support, real-time infrastructure monitoring, service management, platform upgrades, reporting and application management.
Marketing and Distribution
Qumu’s solutions serve a growing customer base of large enterprises across a wide range of vertical and horizontal markets. Qumu has primarily targeted enterprises with 10,000+ employees and a history of video use for corporate communications. During 2014, Qumu increased its efforts and ability in targeting mid-size businesses with less than 10,000 employees by promoting the new Qumu Cloud and managed services offerings.
Qumu serves its customer base via direct sales and channel partners offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, software-enabled devices, SaaS and managed services. During 2014, Qumu increased its focus and investment on channel and technology partners to expand the reach of the Company’s solutions.
In 2014, Qumu was selected as a leader in the industry by two leading industry analysts:

•	Gartner selected Qumu as a leader in their Magic Quadrant for Enterprise Video Content Management.

•	Forrester selected Qumu as a leader in their Forrester Wave report for Enterprise Webcast, Enterprise Video Portal, and Enterprise Webcast and Video Portal combined Wave.
These selections are visible proof points in the market that had a positive impact on Qumu’s market awareness and lead generation activities.
Qumu’s sells products and services internationally through its U.S. operation and its subsidiaries in Europe and Japan. International sales comprised approximately 15%, 25% and 12% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
Competition
Major competitors of Qumu's include Kaltura, Kontiki, Cisco, Polycom, vBrick, Brightcove and MediaPlatform. Due to Qumu's unique focus on a complete video infrastructure that includes support for mobile devices and existing IT infrastructure, Qumu is able to compete effectively with these competitors. Qumu also differentiates itself from its competitors through its video delivery technology and flexibility as to solution deployment and service options.
Manufacturing and Product Development
Qumu’s VideoNet Edge server appliances are off-the-shelf products procured from a third-party contract manufacturer. Under Qumu's direction, the contract manufacturer loads Qumu's software on the appliance and drop ships the appliance directly to Qumu's customers on Qumu's behalf. Qumu software sales deployed without the appliance are available via secure electronic delivery. Additionally, Qumu outsources to a third-party supplier the design and manufacture of its Qumu Capture Studio, a software-enabled device that quickly and easily records, edits, and publishes video and presentation content. Alternative supply sources are available for these products; however, a transition period would be required to secure such alternative sources.
Qumu develops its software internally and also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.
Research and Development
As of December 31, 2014, the Company employed 54 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.
In 2014, Qumu introduced several new features to the Qumu Enterprise on both Video Control Center ("VCC") and VideoNet Edge ("VNE") products by introducing multi-language support on the VCC to serve its growing international customer base. Qumu also introduced H.264 multicast on the VNE product, serving customers using the latest encoding technology for live content delivery in their environment. As an objective to leverage its partners, Qumu developed a new set of RESTful Web Services (Representational State Transfer) together with enhancements to the VCC user interface.

Additionally, Qumu added several new features to its Microsoft Sharepoint, IBM WebSphere and IBM Connections integration modules. New Microsoft Lync and Jive modules were also released. Qumu also introduced the next generation of Qumu mobile app for iOS, Android and Windows for both phone and tablet including a new user interface.
Backlog of Contracted Commitments
The Company's contracted commitment backlog was $31.6 million at December 31, 2014 compared to $16.7 million at December 31, 2013. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments. Of the $31.6 million in backlog at December 31, 2014, the Company expects to recognize between $17.0 million and $19.0 million as revenue during the year ended December 31, 2015. Actual amounts could differ depending on timing of customer deployments and other factors.
Intellectual Property and Government Regulation
Qumu currently maintains two U.S. patents and has three non-provisional utility patent applications pending in the U.S. Further, Qumu protects the proprietary nature of its software primarily through copyright and license agreements. It is Qumu's policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Qumu will be able to obtain patent or other protection for its products. In addition, Qumu has registered and may in the future register trademarks and other marks used in its business.
As the number of Qumu's products increases and the functionality of those products expand, Qumu believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of its patents. In addition, although Qumu does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Qumu's products infringe on their rights and these third parties may assert infringement claims against Qumu in the future. Qumu may litigate to enforce patents issued to it and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Qumu's proprietary rights and the rights of others. Any claim of infringement against Qumu could involve significant liabilities to third parties, could require Qumu to seek licenses from third parties and could prevent Qumu from developing, selling or using its products.

The Company is the owner of various trademarks and trade names referenced in this Annual Report on Form 10-K including: "Qumu," "VideoNet Edge" and "Pathfinder." Solely for convenience, the trademarks and trade names in this Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that the Company or the other respective owners will not assert, to the fullest extent under applicable law, its or their rights thereto.
Employees
As of December 31, 2014, the Company had 222 employees, of which 54 were involved in research and development, 51 in service and support, and 117 in sales, marketing, administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
Qumu maintains a website at www.qumu.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “Company,” then click on “investor relations,” then "financials" and all current EDGAR reports are available for viewing. A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Qumu Corporation 7725 Washington Avenue South, Minneapolis, Minnesota 55439.
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
ITEM 1A. RISK FACTORS
If any of the following risks actually occur, our results of operations, cash flows and the market price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. Any forecast regarding our future performance, including, but not limited to, forecasts regarding estimated bookings, revenue, or cash flow from our operating activities, are forward-looking statements. These forward-looking statements reflect various assumptions and are subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forward-looking statement, including the risks reflected in the risk factors set forth below. Consequently, no forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse.
The markets for video content and software to manage video content are each in early stages of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow.
With the sale of the disc publishing business on July 1, 2014, we now derive all of our revenues from providing video content management software. The use of video as a mainstream communication and collaboration tool and the market for video content management software is in an early stage of development, and it is uncertain whether this use of video will achieve high levels of acceptance. Widespread acceptance and use of video in the enterprise is critical to our future growth and success. Likewise, it is uncertain whether video content management software will achieve high levels of demand and market acceptance. Our success will depend on enterprises adopting video as a tool and upon enterprise demand for software to help them capture, organize and distribute this content.
Some customers may be reluctant or unwilling to use video as a tool within the enterprise for a number of reasons, including lack of perceived benefit of this new method of communication and existing investments in other enterprise-wide communications tools. Further, even if customers are using video as a tool, these customers may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Privacy concerns and transition costs are also factors that may affect a potential customer’s decision to subscribe to an external solution.
Additional factors that may limit market acceptance of our video content management software include:

•
competitive dynamics may cause pricing levels to change as the market matures and cause customers to seek out lower priced alternatives to our video content management software or force us to reduce the prices we charge for our products or services; or

•
existing and new market participants may introduce new types of solutions and different approaches to enable enterprises to address their enterprise communications or video communications needs and these disruptive technologies may reduce demand for our video content management software.

If customers do not perceive the benefits of our video content management software, or if customers are unwilling to accept video content an alternative to other more traditional forms of enterprise communication, the market for our software might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.
To compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance.
The software industry in general, and in particular, software targeted to a new and developing market like enterprise video content management, is characterized by rapid technological changes, evolving industry standards, changing customer requirements, and frequent new product and service introductions and enhancements.  The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable.  If these technologies are patented or proprietary to our competitors, we may not be able to access these technologies. In order to remain competitive and increase sales, we must anticipate and adapt to these rapidly changing technologies, enhance our existing products and introduce new products to address the changing demands of our customers. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our revenues will decline.
The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed. We must commit significant resources and may incur obligations (such as royalty obligations) to develop new products and features before knowing whether our investments will result in products the market will accept and without knowing the levels of revenue, if any, that may be derived from these products. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. Some of our competitors have greater engineering and product development resources than we have, allowing them to develop a greater number of products or improvements or to develop them more quickly.
If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in the development or introduction of new products or improvements to existing products, our business, operating results and financial condition could be affected adversely.
We face intense competition in all areas of our business and such competition may result in price reductions, lower gross profits and loss of market share.
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Kontiki, Cisco, Polycom, vBrick, Brightcove and MediaPlatform who deliver video content to businesses. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
Many of our competitors have greater resources than we do, including greater sales, product development, marketing, financial, technical or engineering resources. In addition, because our enterprise video content management software business is relatively new with a limited operating history, our target customers may prefer to purchase software products that are critical to their business from one of our larger, more established competitors.
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
Adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business.
Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in lower spending among our customers and target customers.
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
Our future success depends, in significant part, on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees, particularly in senior management, product development and sales, is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees given the high demand for these employees from other employers. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
Our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective.
We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our internal sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use and functionality of our software requires significant time, expense and attention. It can take six months or longer before our sales representatives are fully-trained and productive. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues. We also intend to expand new sales models that focus on different sales strategies tailored to different customer types. Our business may be adversely affected if our efforts to expand and train our internal sales force or execute our selling strategies do not generate a corresponding increase in revenues.
For sales that are made to customers through our channel partners, we depend on these businesses to provide effective sales and marketing support to our products. Our channel partners are independent businesses that we do not control. Our agreements with channel partners do not contain requirements that a certain percentage of such parties’ sales are of our products. These channel partners may choose to devote their efforts to other products in different markets or reduce or fail to devote the resources to provide effective sales and marketing support of our products, any of which could harm our business by reducing sales to customers.
We believe that our future growth and success will depend upon the success of our internal sales and marketing efforts as well as those of our channel partners.
We encounter long sales cycles with our Qumu Enterprise software products, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve profitability depends, in large part, on widespread acceptance of our enterprise video content management software products by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing sales. In the large enterprise market, the customer’s decision to use our products may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. Further, given the constant innovation with our industry and our products, customers may delay purchasing decisions until certain features or products in development are brought to market. Longer sales cycles could cause our operating and financial results to suffer in a given period.
We have identified material weaknesses in our internal control over financial reporting. These material weaknesses, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2014, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not perform an adequate risk assessment relative to our internal control over financial reporting for our continuing business as a result of the divestiture of our disc publishing business. Specifically, our risk assessment process did not (i) allow for the design of our account reconciliations and journal entry controls over significant estimates and accounting transactions to be at an appropriate level of precision to identify material errors, including the validation of the completeness and accuracy of underlying data used in the performance of those controls, and (ii) evaluate the impact of information technology control deficiencies that affect the design and operating effectiveness of controls related to the completeness and accuracy of underlying data included in system generated reports. As a result, a reasonable possibility exists that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis. For additional information on these matters, see Part II, Item 9A of this Annual Report on Form 10-K. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014.
In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. Subsequent to our December 31, 2014 fiscal year end, we also have begun to develop a plan to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls during the fiscal year ending December 31, 2015. We expect to incur additional costs remediating this material weakness.
Although we believe we are taking appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weakness, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
We have limited operating history with our video content software management business, which may make evaluating our business and prospects difficult.
With our acquisition of Qumu, Inc. in October 2011, we began our video content management business. Prior to the acquisition of Qumu, Inc. and through July 1, 2014, we also operated the disc publishing business. As a result, we have a limited history with our video content software management business and an even more limited history with the standalone operation of the video content software management business. Accordingly, our historical financial results are not necessarily indicative of the future financial condition or results of operations of our video content management business. This limited history may make it difficult for shareholders, prospective investors, analysts and others to evaluate our business and prospects given the risks and uncertainties that we face as a relatively early stage, high technology company entering a new and rapidly evolving market.
Our software business has incurred operating losses in the past and we expect to incur additional operating losses into 2016.
Our software business has incurred operating losses since our acquisition of it in October 2011. For the year ended December 31, 2014, we incurred an operating loss of $28.7 million and a net loss from continuing operations of $22.3 million. We cannot assure you when, if ever, we will achieve sustained profitability and cash flow break even operations. Failure to become and remain profitable and cash flow positive may adversely affect the market price of our common stock. Losses and lack of significant cash flow from operations also may deplete our cash position and adversely affect our ability to obtain capital or grow our business.
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
The growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks.
Our products are currently compatible with various mobile operating systems including the iOS, Windows Mobile and Android operating systems. The functionality of our products depends upon the continued interoperability of these products with popular mobile operating systems. Any changes in these systems that degrade our products’ functionality or give preferential treatment to competitive offerings could adversely affect the operability and usage of our video management software products on mobile devices. Additionally, in order to deliver a high quality user experience, it is important that our products work well with a range of mobile technologies, systems, and networks. We may not be successful in keeping pace with changes in mobile technologies, operating systems, or networks or in developing products that operate effectively within existing or future technologies, systems, and networks. Further, any significant changes to mobile operating systems by their respective developers may prevent our products from working properly or at all on these systems. In the event that it is more difficult for users to access content delivered by our solutions to their mobile devices, if our products do not operate effectively within the most popular operating systems or if popular mobile devices do not offer a high quality user experience, sales of and customer demand for our software products could be harmed.
Any failure of major elements could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
Our business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of required network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Our content management software solutions and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our solutions are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could harm our business.
Our operations also depend on web browsers, ISPs (Internet service providers) and mobile networks to provide our customers’ end-users with access to websites, streaming and mobile content. Many of these providers have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our solutions. Any such outage, delay or difficulty could adversely affect our ability to effectively provide our products and services, which would harm our business.
If we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development.
Some of our solutions contain software licensed from third parties. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable;

•	infringement actions brought by third-party licensees;

•	that third parties will create solutions that directly compete with our products; and

•	termination or expiration of the license.
Because of these risks, some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or impair the functionality or enhancement of existing products, leading to increased expense associated with licenses of third-party software or development of alternative software to provide comparable functionality for our existing products and modification of our existing products. Further, if we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of new products, delay enhancements to our existing products or delay sales of our existing products. Any delays could result in loss of competitive position, loss of sales and loss of customer confidence, which could have a material adverse effect on our business, results of operations and financial condition.
If the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results.
Our products incorporate a limited amount of “open source” software. Open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees that re-distribute or make derivative works of the open source software. We may not be able to replace the functionality provided by the open source software currently incorporated in our products if that software becomes unavailable, obsolete or incompatible with future versions of our products. In addition, we must carefully monitor our compliance with the licensing requirements applicable to that open source software.  If we have failed or if in the future we fail to comply with the applicable license requirements, we might lose the right to use the subject open source software. The terms of some open source licenses would require us to give our customers significant rights to open source software that is subject to those licenses and is incorporated in our products. This would include the right to obtain from us the source code form of that open source software, and the right to use, modify and distribute that open source software to others. We may be required to provide these rights to customers on a royalty-free basis. Those rights might also extend to modifications and additions we make to the subject open source software. That open source software, and those modifications and additions, also might be obtained by our competitors and used in competing products.
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
We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 15% of our revenues for the year ended December 31, 2014, 25% of our revenues for the year ended December 31, 2013 and 12% of our revenues for the year ended December 31, 2012. We expect that sales to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

•	international governments may impose tariffs, quotas and taxes;

•	the demand for our products will depend, in part, on local economic health;

•	political and economic instability may reduce demand for our products;

•	restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	potentially limited intellectual property protection in certain countries may limit our recourse against infringing products or cause us to refrain from selling in certain markets;

•	potential difficulties in managing our international operations;

•	the burden and cost of complying with a variety of international laws, including those relating to data security and privacy;

•	we may decide to price our products in foreign currency denominations;

•	our contracts with international channel partners cannot fully protect us against political and economic instability;

•	potential difficulties in collecting receivables; and

•	we may not be able to control our international channel partners’ efforts on our behalf.
The financial results of our non-U.S. subsidiaries are translated into U.S. dollars for consolidation with our overall financial results. Currency translations and fluctuations may adversely affect the financial performance of our consolidated operations. Currency fluctuations may also increase the relative price of our product in international markets and thereby could also cause our products to become less affordable or less price competitive than those of international manufacturers. These risks associated with international operations may have a material adverse effect on our revenue from or costs associated with international sales.
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
Our competitors, who may have or could develop or acquire significant resources, may make substantial investments in competing technologies, or may apply for and obtain patents that will prevent, limit or interfere with our ability to develop or market our products. Further, although we do not believe that any of our products infringe on the rights of others, third parties have claimed, and may claim in the future, that our products infringe on their rights, and these third parties may assert infringement claims against us in the future.
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
The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or international government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet could limit the growth of the video as a mainstream communication and collaboration tool, limit the market for video content management software generally, and limit the demand for our products.
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
Furthermore, privacy concerns may cause our customers’ workers to resist providing the personal data necessary to allow our customers to use our products effectively. If a customer experiences a significant data security breach involving our software products, our customers could lose confidence in our software’s ability to protect the personal information of their employees, customers and suppliers, which could cause our customers to discontinue use of our products. The loss of confidence from a significant data security breach involving our software products could hurt our reputation, cause sales and marketing challenges to existing and new customers, cause loss of market share or exacerbate competitive pressures, result in an increase in our development costs to address any potential vulnerabilities in our software products, and may result in reduced demand and revenue. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our products in certain industries.
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
We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock.
Our quarterly and annual results of operations may fluctuate significantly due to a variety of factors, many of which are outside of our control. With the sale of the disc publishing business on July 1, 2014, there may be even wider fluctuations in our results of operations given the smaller size of our retained software business. This variability may lead to volatility in our stock price as research analysts and investors respond to quarterly fluctuations and this volatility may be exacerbated by the relatively illiquid nature of our common stock. In addition, comparing our results of operations on a period-to-period basis, particularly on a sequential quarterly basis, may not be meaningful. Further, a comparison to our results of operations in periods prior to our acquisition of Qumu, Inc. in October 2011 will not be meaningful. You should not rely on our past results as an indication of our future performance.
Factors that may affect our results of operations include:

•	the number and mix of products and solutions sold in the period;

•
the timing and amount of our recorded revenue, which will depend upon the mix of products and solutions selected by our customers with revenue from paid-up perpetual software licenses being recognized upon delivery, revenue from term software licenses recognized over the term of the contract, and revenue from cloud-hosted services recognized over the term of the subscription agreement;

•	timing of customer purchase commitments, including the impact of long sales cycles and seasonal buying patterns;

•	variability in the size of customer purchases and the impact of large customer orders on a particular period;

•	the timing of major development projects and market launch of new products or improvements to existing products;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, due to changing global economic or market conditions;

•	the impact to the marketplace of competitive products and pricing;

•	the timing and level of operating expenses;

•	the impact on revenue and expenses of acquisitions by us or by our competitors;

•	future accounting pronouncements or changes in our accounting policies; and

•
the impact of a recession or any other adverse global economic conditions on our business, including uncertainties that may cause a delay in entering into or a failure to enter into significant customer agreements.

The foregoing factors are difficult to forecast, and these, as well as other factors, could adversely affect our quarterly and annual results of operations. Failure to achieve our quarterly or annual forecasts or to meet or exceed the expectations of research analysts or investors may cause our stock price to decline abruptly and significantly.
The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.
Our common stock is relatively illiquid. As of December 31, 2014, we had 9,127,425 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the Nasdaq Stock Market, for the 64 trading days beginning October 1, 2014 and ending December 31, 2014 was approximately 16,100 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.
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
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will constitute a larger percentage of our annual revenue than prior to the sale of the disc publishing business.
Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public company disclosure requirements, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that Act relating to management certification of internal controls, new disclosures relating to “conflict minerals”, the regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of our annual revenues, which have been reduced following the sale of the disc publishing business on July 1, 2014.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

				Approximate Square Footage
Location of Property	Use of Property	Approximate Monthly Rent (USD)		Leased	Lease Expiration Date
Edina, MN (Headquarters)	Engineering, service, sales, marketing and administration	$19,300	*	14,900	August 2015	***
San Bruno, California	Engineering, service, sales, marketing and administration	$33,700	**	13,900	June 2018
San Bruno, California	Technical support	$6,965		1,990	March 2016
Tokyo, Japan	Sales and service	$8,050		1,345	July 2015
London, England	Engineering, service, sales, marketing and administration	$13,700		2,694	September 2015
Hyderabad, India	Software development and testing	$10,800		4,781	September 2018
Singapore	Sales and service	$2,800		258	December 2015
* The agreement has month-to-month lease payments that fluctuate based on space occupied each month.
**The agreement has escalating lease payments ranging from approximately $33,700 to $37,800 per month during the course of the lease.
*** Subsequent to December 31, 2014 on March 5, 2015, the Company entered into a new building lease in Minneapolis, MN under which the Company will lease approximately 17,216 square feet of office space. The expected lease start date is August 2015, with an initial lease term of 8 years and 9 months after lease commencement. The office space will function as the Company's corporate headquarters.

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

Quarterly Stock Data	Years Ended December 31,
	2014		2013
	Low	High	Low	High
First Quarter	$12.38	$18.09	$6.57	$9.16
Second Quarter	$12.00	$17.27	$7.20	$9.23
Third Quarter	$11.74	$14.94	$8.05	$12.49
Fourth Quarter	$11.83	$15.20	$10.75	$16.39
Shareholders
As of February 27, 2015, there were 93 shareholders of record of Qumu's common stock.
Dividends
The Company did not pay a dividend in 2013 and 2014 and does not expect to pay a dividend in 2015. The payment by Qumu of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Qumu's future earnings, financial condition, capital requirements and other relevant factors.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2014, no repurchases were made under the repurchase program.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2014 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2014, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2014	—	$—	—	778,365
November 2014	940	$14.96	—	778,365
December 2014	—	$—	—	778,365

Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2014. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,284,902	$13.37	518,423
Equity compensation plans not approved by shareholders(2)	350,000	$10.91	—
Total	1,634,902	$12.84	518,423
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
Performance Graph
The Company’s common stock is quoted on The Nasdaq Global Market. The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years with a broad market index and published industry index. With the sale of the disc publishing business on July 1, 2014, the Company believes the NASDAQ Computer Hardware Index previously used as its published industry index is no longer reflective of its business. The Company has selected the NASDAQ Computer Services Index as its published industry index, which more accurately reflects the Company’s continuing software business. Both published industry indices are presented below for comparability.
The following graph shows changes during the period from December 31, 2009 to December 31, 2014 in the value of $100 invested in: (1) the NASDAQ US Benchmark TR Index; (2) the NASDAQ Computer Hardware Index; (3) the NASDAQ Computer Services Index (replacement for (2)); and (4) Qumu's common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/20132	12/31/14
Nasdaq US Benchmark TR Index	$100.00	$117.55	$117.91	$137.29	$183.26	$206.09
Nasdaq Computer Hardware Index	$100.00	$123.53	$129.51	$155.26	$182.65	$247.60
Nasdaq Computer Services Index	$100.00	$117.18	$136.75	$150.61	$162.67	$154.82
Qumu Corporation	$100.00	$85.99	$64.88	$38.52	$73.82	$78.84

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Results of operations exclude the operations of the Disc Publishing business, which are reported as discontinued operations for all periods presented in the Consolidated Financial Statements due to the sale of the Disc Publishing business on July 1, 2014. See discussion on the Disc Publishing Sale in Part I, Item 1 of this Annual Report Form 10-K. (In thousands, except per share data).
Consolidated Statements of Operations Information:

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$26,521	$17,736	$9,836	$1,760	$—
Gross profit	$12,049	$10,402	$5,917	$733	$—
Operating loss (1)	$(28,726)	$(19,605)	$(49,428)	$(7,056)	$(1,000)
Net loss from continuing operations (1) (2)	$(22,343)	$(16,221)	$(53,790)	$(4,341)	$(657)
Net income (loss)	$(8,520)	$(9,694)	$(48,338)	$2,835	$7,700
Net loss from continuing operations per basic and diluted share (1) (2)	$(2.53)	$(1.87)	$(5.39)	$(0.45)	$(0.07)
Weighted average shares outstanding
Basic	8,836	8,691	9,971	9,674	9,374
Diluted	8,836	8,691	9,971	9,699	9,507

(1) The Company recorded non-cash goodwill and intangible asset impairment charges of $29,548 before tax in fiscal year 2012.
(2) The Company recorded non-cash deferred tax asset valuation allowance charge of $13,967 in fiscal year 2012.
Consolidated Balance Sheets Information:

	Balances as of December 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$11,684	$37,725	$28,644	$70,161	$107,982
Marketable securities	$23,486	$13,233	$21,496	$—	$8,790
Current assets	$52,752	$71,774	$75,950	$98,437	$136,532
Total assets	$80,177	$89,146	$95,563	$157,660	$148,044
Current liabilities	$19,377	$23,028	$19,807	$20,156	$16,303
Long-term liabilities	$2,527	$3,537	$5,129	$5,204	$3,104
Stockholders’ equity	$58,273	$62,581	$70,627	$132,300	$128,637
Historical data is not necessarily indicative of the Company's future results of operations or financial condition. See discussion of "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage relationships to revenues of certain income and expense items for the three years ended December 31, 2014 and the percentage changes in these income and expense items between years are contained in the following table:
All amounts presented in the following table reflect only the financial results of the Company's continuing enterprise video content management software business.

	Percentage (%) of Revenues			Percent (%) Increase (Decrease) Between Periods
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues	100.0%	100.0%	100.0%	50%	80%
Cost of revenues	(54.6)	(41.4)	(39.8)	97	87
Gross profit	45.4	58.6	60.2	16	76
Operating expenses:
Research and development	35.8	49.3	78.3	9	14
Selling, general and administrative	115.4	116.3	174.3	48	20
Goodwill and intangible asset impairment charge	—	—	300.4	—	100
Amortization of purchased intangibles	2.5	3.5	9.7	4	(34)
Operating loss	(108.3)	(110.5)	(502.5)	47	(60)
Other income, net	(0.7)	(0.1)	0.7	1,408	(116)
Loss before income taxes	(109.0)	(110.6)	(501.8)	47	(60)
Income tax expense (benefit)	(24.8)	(19.1)	45.1	93	(177)
Net loss from continuing operations	(84.2)	(91.5)	(546.9)	38	(70)
Overview of Basis of Presentation
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
On October 3, 2014, the Company entered into Share Purchase Agreements to acquire 100% of the outstanding shares of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu’s customers with access to industry leading video content management and delivery capability. As a result of the transaction, Kulu is a wholly-owned subsidiary of the Company. For additional information on the acquisition transaction, please see Note 3 to the Consolidated Financial Statements.
As a result of the sale of its disc publishing business in the Asset Sale Transaction and expansion of its video content management business with the acquisition of Kulu, the Company has one reportable segment, the enterprise video content management software business.
In accordance with ASC 205-20, the results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the year ended December 31, 2014. Current year, as well as previously reported results for prior-year comparable periods, have been restated to reflect this reclassification, and are presented in the “Net income from discontinued operations, net of tax” line item on the Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
The following discussion of year-to-year changes and trends in financial statement results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above.
Results of Operations
Qumu provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. Qumu helps thousands of organizations around the world enhance the way they communicate and realize the greatest possible value from video and other rich content they create and publish. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. The Company markets its products to customers in North America, Europe and Asia.
The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. Software license and appliance revenues on the accompanying Consolidated Statements of Operations include the Company's sale of appliances, software-enabled devices and perpetual software licenses. Service revenues on the Consolidated Statements of Operations include revenues from maintenance contracts, software and maintenance subscription and cloud-based SasS arrangements, managed services and professional services. Qumu has no long-term debt and does not require significant capital investment as it outsources to third-party vendors the required fabrication of its hardware-related products.
Revenues.
The table below describes Qumu's revenues by product category (in thousands):

	2014		2013		Inc (Dec)		2012		Inc (Dec)
	$	%	$	%	Between Periods		$	%	Between Periods
Software licenses and appliances	$11,363	43%	$7,269	41%	$4,094	56%	$4,319	44%	$2,950	68%
Service	15,158	57%	10,467	59%	4,691	45%	5,517	56%	4,950	90%
Total revenues	$26,521	100%	$17,736	100%	$8,785	50%	$9,836	100%	$7,900	80%
Total revenues for the continuing enterprise video content management software business were $26.5 million for 2014, reflecting a 50% increase from total revenues of $17.7 million in 2013, which increased 80% from total revenues of $9.8 million in 2012.
The $8.8 million increase in total revenues from 2013 to 2014 reflects a $4.1 million increase in software license and appliance revenues and a $4.7 million increase in service revenues. The increase in software license and appliance revenues in 2014 was largely impacted by an increase in the value of perpetual product license contracts entered into and converted to revenue. Revenues can vary year to year based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses and cloud-based SaaS arrangements result in most of the revenue being recognized over the period of the contract. The increase in service revenues in 2014 resulted from a rise in maintenance support revenues stemming primarily from growth in the customer base and higher professional services revenues as Qumu assists its customers in the deployment of its growing base of enterprise video solutions. Also contributing to the growth in service revenues was the recognition of revenue from a large term-based arrangement closed in the first quarter of 2014 for which revenue is being recognized over the three-year term of the contract. The growth in service revenues was also favorably impacted by the generation in the fourth quarter of cloud-based SaaS revenues from Qumu’s acquisition of Kulu Valley effective October 3, 2014. Contracted commitments in 2014 totaled $39.4 million and contracted commitment backlog aggregated $31.6 million as of December 31, 2014. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments.
The $7.9 million increase in revenues from 2012 to 2013 was driven by growth across both products and services. Software license and appliance revenues increased by $2.9 million, or 68%, reflecting expansion of the Company's customer base in both the U.S. and Europe. Software service revenue growth was impacted by increased maintenance revenues on a growing base of installations and increased managed services and professional services revenues to support the growth in software license purchases from global customers.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets and whether software license arrangements with customers are structured as term or perpetual licenses, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations, as well as the impact of incremental revenues expected to be generated as a result of the Company's expansion of its video content management software product offering with its acquisition effective October 3, 2014 of Kulu Valley.
Gross Profit. Gross profit as a percentage of total revenues was 45.4% for the year ended December 31, 2014, compared to 58.6% and 60.2% for the years ended December 31, 2013 and 2012, respectively.
The decline in gross margin in each successive year resulted from increasing investments in customer support and professional services costs to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. Additionally, in 2014 the sales mix shifted to include a higher concentration of lower margin hardware in perpetual license transactions. The overall growth in revenue volume in 2014 provided greater absorption of fixed service costs, partially offsetting the impact of the changes described above.
Gross margins are inclusive of the impact of approximately $0.7 million, $0.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012 respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of software license and appliances revenues in 2015 are expected to include approximately $1.5 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth of the Company's software business, the proportion of perpetual license revenue relative to term or subscription-based license revenue recognized in a period, the amount of hardware and third party products included in the sales mix, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $40.8 million in 2014, compared to $30.0 million in 2013 and $55.3 million in 2012. The $10.8 million increase in operating expenses from 2013 to 2014 primarily reflects increased selling, general and administrative expenses to support the growth in the business. The $25.3 million decrease in operating expenses from 2012 to 2013 occurred primarily as a result of $29.5 million of non-cash charges incurred in 2012 for the impairment of goodwill and intangible assets associated with the Company's acquisition of Qumu, Inc. in 2011.
Total research and development expenses were $9.5 million, $8.7 million and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, representing 35.8%, 49.3% and 78.3% of revenues, respectively. The year-over-year increase in expenses reflects an increase in project spending to support development of expanded software functionality and increased employee costs in each successive year. The addition of engineering employees through the acquisition of Kulu Valley in October 2014 was the primary driver to the growth in engineering headcount in 2014.
Total selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were $30.6 million, $20.6 million and $17.1 million, respectively, representing 115%, 116% and 174% of revenues, respectively. The $10.0 million increase in expenses from 2013 to 2014 was driven by an increase in sales and marketing headcount, higher sales commissions stemming from an increase in revenues and increased spending on marketing programs to support sales growth. Also contributing to the increase in selling, general and administrative expenses in 2014 were increased legal, consulting and other outsourced costs. These costs were required to support corporate development activity associated with the acquisition of Kulu Valley in the fourth quarter of 2014 as well as transition activities related to separating the back office processes and systems of the Company's enterprise video content management software business from the disc publishing business, which was sold effective July 1, 2014.
The $3.5 million increase in selling, general and administrative expenses from 2012 to 2013 resulted from investments to support the growth of the business, including increased sales headcount and sales commissions stemming from an increase in revenues relative to the prior year and non-recurring severance costs. Also contributing to the increase in expenses in 2013 relative to 2012 were higher incentive compensation expenses resulting from above target performance under employee short-term and long-term incentive plans.
During the year ended December 31, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with its enterprise video content management software segment. The Company concluded that certain indicators of impairment were present, as evidenced by a sustained decrease in the Company's stock price resulting in a market capitalization significantly below the carrying value of its net equity and a lower than planned rate of revenue growth through the third quarter of 2012 and forecasted for its enterprise video content management software segment. As a result, the

Company performed an interim impairment test of goodwill and long-lived assets. These charges, totaling $29.5 million, are included as a separate operating expense line item, “Goodwill and intangible asset impairment charge,” in the Company's Consolidated Statements of Operations. The Company used the income approach, specifically the discounted cash flow method, in concluding the fair value of the enterprise video content management software reporting unit and associated amount of impairment charges. The application of the income approach for both goodwill and intangibles requires management judgment for many of the inputs.
Amortization of Purchased Intangibles. Operating expenses include $0.7 million, $0.6 million and $1.0 million in 2014, 2013 and 2012, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2015 are expected to include approximately $1.5 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income, Net. The Company recognized interest income on cash and marketable securities of $0.1 million, $0.03 million and $0.1 million in 2014, 2013 and 2012, respectively. The low levels of interest income in each year were the result of a sustained environment of generally low interest rates. Other income also included the net impact of foreign currency transactions, resulting in a net loss of $0.2 million in 2014, a net loss of less than $0.1 million in 2013 and a net gain of less than $0.1 million in 2012. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the years ended December 31, 2014 and 2013, net income tax benefit amounted to $6.6 million and $3.4 million, respectively, compared to net income tax expense of $4.4 million in 2012.
Amounts in each year primarily reflect the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations, including the gain on sale of the disc publishing business recognized in the third quarter of 2014. Income tax benefits realized in continuing operations on this basis were offset in each year by a corresponding allocation of income tax expense to discontinued operations. A discrete charge for the establishment in the third quarter of 2012 of a valuation allowance against the Company's U.S. deferred tax assets offset the impact of the above for 2012, resulting in net income tax expense for 2012.
Net Loss from Continuing Operations / Net Loss Per Share. The resulting net loss from continuing operations for the years ended December 31, 2014, 2013 and 2012 amounted to $22.3 million, $16.2 million and $53.8 million, respectively. Net loss from continuing operations per basic and diluted share amounts were $2.53 for 2014, $1.87 for 2013 and $5.39 for 2012.
Net Income from Discontinued Operations, Net of Tax. Net income from discontinued operations, net of income taxes, totaled $13.8 million, $6.5 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net income from discontinued operations per basic and diluted share amounts were $1.57 for 2014, $0.75 for 2013 and $0.54 for 2012.
The Company closed the sale of its disc publishing business effective July 1, 2014. As a result, net income from discontinued operations includes the financial results of the Company’s disc publishing business through June 30, 2014. Included in net income from discontinued operations for the third quarter of 2014 is the recognition of a gain on sale of the disc publishing business of $16.2 million. This amount excludes the impact of transaction related expenses which were primarily incurred and recognized prior to the third quarter of 2014. Discontinued operations results also include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business. These expenses included third party transaction specific costs, one-time income tax related impacts and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. Non-recurring expenses and income tax related impacts amounted to approximately $9.6 million for the year ended December 31, 2014.
Net Loss / Net Loss Per Share. Consolidated net loss from both continuing and discontinued operations for the years ended December 31, 2014, 2013 and 2012 amounted to $8.5 million, $9.7 million and $48.3 million, respectively. Related net loss per diluted share amounts were $0.96 in 2014, $1.12 in 2013 and $4.85 in 2012.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves and proceeds received from the sale of the Company's disc publishing business on July 1, 2014, as well as any cash flows that may be generated from current operations. At December 31, 2014, the Company had aggregate working capital of $33.4 million, down $15.3 million from working capital of $48.7 million at December 31, 2013. The primary contributors to the decrease in working capital were the net outlay of $11.6 million in cash to acquire Kulu Valley in October 2014, the generation of a net loss from continuing operations adjusted for non-cash items of $24.8 million and purchases of property and equipment of $1.1 million, partially offset by gross proceeds, including restricted cash held in escrow, of approximately $22 million from the sale of the disc publishing business. Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalent and marketable securities held by the Company's international subsidiaries that are not available to fund domestic operations unless repatriated was $3.8 million as of December 31, 2014. The Company currently does not intend to repatriate the cash and related balances held by its international subsidiaries.
Net cash provided by (used in) operating activities totaled in the aggregate $(22.6) million, $2.4 million and $(1.9) million for the years ended December 31, 2014, 2013 and 2012, respectively. The $25.0 million increase in cash used in operating activities in 2014 relative to 2013 resulted from a $16.1 million increase in cash used for continuing operating activities to support the growth of the software business and a reduction in cash provided by discontinued operations of $8.9 million. The increase in cash used for continuing operating activities was driven by a $9.0 million increase in net loss adjusted for the impact of non-cash and non-operating items and $7.1 million in unfavorable changes in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities in 2014 compared to the prior year were unfavorable changes of $7.3 million in receivables, $1.9 million in prepaid expenses and other assets, $1.4 million in prepaid income taxes and $1.5 million in accrued compensation, partially offset by favorable changes of $4.7 million in deferred revenue.
The unfavorable change in accounts receivable in 2014 compared to the prior year was due to a $4.2 million increase in revenues in the fourth quarter of 2014 relative to the same period in the prior year and the timing of sales and associated collections from customers. The unfavorable change in prepaid expenses and other assets was primarily due to an increase in and related deferral of software royalties, software licenses and hardware costs, a portion of which are directly associated with revenues that have not yet been recognized as of December 31, 2014. The unfavorable change in prepaid income taxes in 2014 occurred primarily as a result of the receipt of significant federal income tax refunds in 2013. The unfavorable change in accrued compensation was primarily due to cash payments for liabilities associated with the establishment in 2013 of a long-term incentive plan and the achievement of above-target performance under the Company's short-term incentive plan for 2013, with associated payments under both plans occurring during the first half of 2014. The favorable change in deferred revenue for the year ended December 31, 2014 compared to 2013 was primarily due to an increase in revenue deferrals, impacted by a higher mix of term-based software license arrangements relative to perpetual license arrangements and a growing base of maintenance contracts attached to new software license sales.
Net cash provided by (used in) investing activities totaled, in the aggregate, $(3.2) million, $6.9 million and $(24.5) million for the years ended December 31, 2014, 2013 and 2012, respectively. Primarily driving the use of cash in 2014 was the Company’s net outlay of $11.6 million in cash as part of its acquisition of Kulu Valley in October 2014, purchases of marketable securities, net of related maturities, of $10.2 million and purchases of property and equipment of $1.1 million, partially offset by cash provided by discontinued operations for the Company's receipt of proceeds from the sale of the disc publishing business of $19.7 million. The $6.9 million of cash provided in investing activities in 2013 was driven primarily by $8.2 million of maturities of marketable securities, net of related purchases, partially offset by $0.7 million in purchases of property and equipment and a $0.4 million investment in BriefCam. The $24.5 million net use of cash in 2012 was driven primarily by $21.5 million of purchases of marketable securities, net of related sales and maturities, and $1.9 million in purchases of property and equipment. Capital expenditures in 2014 and 2013 consisted primarily of office equipment to support information technology infrastructure. Capital expenditures in 2012 consisted primarily of leasehold improvements and office equipment associated with the Company's leased facility in San Bruno, California.
Financing activities generated less than $0.1 million of net cash in 2014 and used net cash of $0.1 million and $15.0 million in 2013 and 2012, respectively. Activity in each year includes stock option exercises, net of repurchases to settle employee withholding liabilities, and less than $0.1 million for use of cash in discontinued operations. The net use of cash in financing activities in 2012 also includes the Company’s repurchase of shares of its common stock of $9.8 million and payment of dividends on outstanding shares of its common stock of $5.2 million. The Company did not declare or pay any dividends during the years ended December 31, 2014 and 2013.
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

	Years Ended December 31,
	2014	2013	2012
Common stock shares repurchased under board authorized plan	—	—	1,569
Average purchase price per share	$—	$—	$6.22
Shares available under board authorizations at December 31, 2014	778
The following table summarizes the Company's contractual cash obligations at December 31, 2014, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	Thereafter
Operating leases	$1,961	$529	$541	$564	$327	$—
Purchase obligations (1)	5,370	2,202	2,333	707	128	—
Income tax liabilities under ASC 740 (2)	—	—	—	—	—	—
Total contractual cash obligations	$7,331	$2,731	$2,874	$1,271	$455	$—

(1)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancelable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table.

(2)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2014 to be paid to the applicable tax authorities in 2015. The full balance of unrecognized tax benefits under ASC 740 of $0.9 million at December 31, 2014, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments. In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on earnings for the year ended December 31, 2014.
Revenue Recognition. The Company earns revenue through the sale of enterprise video content management software solutions. Software sales may take the form of a software license, a software license on a server appliance or a cloud-hosted software service (or SaaS). The Company also sells software support maintenance contracts (providing technical support and software updates and upgrade rights), software-enabled hardware devices, professional services, managed services, video production support services, and video production equipment as part of its product offering. Solutions are deployed on premise, in the Cloud (SaaS), or as a hybrid solution combining on premise installation and Cloud deployment.
The following minimum criteria must be satisfied to enable revenue recognition for the Company's products and services:

•
Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders. Sales invoices are sent upon delivery of the product, or as otherwise agreed to under contractual terms of the arrangement if acceptance criteria applies.

•
Delivery has occurred. In the case of licensed software, delivery occurs upon providing the customer access to the software by electronic download. For tangible products, the product has been transferred to the customer or the customer's designated delivery agent, at which time risk of loss transfers.

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

Software license revenue primarily represents fees earned from granting customers licenses to use the Company’s software through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements often include optional services, including maintenance support, professional services or managed services.
For arrangements that include both software-related and non-software-related elements, the Company allocates revenue to the software deliverables and non-software deliverables based on relative selling price. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: a) vendor-specific objective evidence (VSOE) of selling price, b) third-party evidence of selling price and c) best estimate of selling price (estimated selling price). When the Company is unable to establish a selling price using VSOE or third party evidence, it uses the estimated selling price to allocate the arrangement fees to the deliverables. For arrangements that include both software-related and non-software related elements, the Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. The consideration is then further allocated within the software group to the respective elements within that group based on the residual method (described below). After the arrangement consideration has been allocated to the elements, the Company accounts for each respective element in the arrangement as described below.
Revenue for non-software elements is generally determined based on third party evidence of selling price or estimated selling price and is recognized upon delivery, to the extent all other criteria required for revenue recognition have been met. Revenue for software-related elements is recognized as described below.
For software-related elements included in sales arrangements, the Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company establishes VSOE of selling price for software-related elements, including professional services and software maintenance support contracts, based on the price charged for the deliverable when sold separately. For software maintenance contracts, the price charged when sold separately is based on the renewal rate offered to each customer. The Company has determined that it has VSOE for its maintenance support as well as its professional services. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
When VSOE has been established for all undelivered elements, revenue from software sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require undelivered services that are essential to the functionality of the software. The majority of the Company’s software license arrangements do not include acceptance provisions. However, if an acceptance provision exists that is not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.
For software licensed under subscription arrangements where the software is installed on an appliance that is housed on the customer's premises, the arrangements generally include bundled maintenance and typically have contractual terms of one year or longer. To the extent the hardware portion of the arrangement meets sales-type lease criteria, the hardware is recognized when delivered and all other criteria for revenue recognition are met. Revenue for the software-related elements of such arrangements is generally recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.
The Company also sells its software licenses and bundled maintenance as part of cloud-hosted or hybrid-cloud environments under subscription arrangements, which typically have non-cancelable contractual terms of one-year or more. The Company’s acquisition of Kulu Valley in October 2014 expands Qumu’s offering of cloud-hosted solutions. Cloud-hosted arrangements are delivered as a SaaS platform, offering a fully managed virtual solution. Hybrid-cloud arrangements augment the cloud instance of the software with Qumu VideoNet Edge devices installed on the customer's premises, which enables quality streaming to audiences inside and outside corporate firewalls from the Cloud. The Company’s cloud-hosted arrangements provide customers the right to access its hosted software applications; however, customers do not have the contractual right or ability to take possession of the Company’s software during the term of the hosted arrangement. Revenues from cloud-hosted arrangements are derived primarily from the subscription for the SaaS technology, optional professional services and video production equipment. The optional professional services provide follow-on best practices consulting, portal branding and training services after the cloud-hosted solution is deployed.
The Company generally recognizes revenue for cloud-hosted and hybrid-cloud arrangements ratably over the non-cancelable term of the agreement, commencing upon the later of when the application is placed into a production environment or when all revenue recognition criteria have been met. Professional services revenue associated with cloud-hosted arrangements is recognized as the services are performed.
Income Taxes. The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing treatment of items for book and tax purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. Management records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Increases in the valuation allowance result in the recognition of additional income tax expense. Income tax expense could be materially different from actual results because of changes in management’s expectations regarding future taxable income, the relationship between book and taxable income and tax planning strategies employed by the Company. As of December 31, 2014, the Company carried a valuation allowance totaling $19.9 million against the Company's U.S. deferred tax assets.
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
Stock-Based Compensation. The Company recognizes compensation expense on a straight-line basis over the vesting period. The Company recognized stock-based compensation costs of approximately $1.8 million, $1.4 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
See Note 4 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on stock-based compensation.
Valuation of Intangible Assets and Goodwill. When a business is acquired, the purchase price is allocated, as applicable, between tangible assets, identifiable intangible assets and goodwill. The fair value of intangible assets acquired in 2011 and 2014 (as part of the Company’s acquisition of Qumu, Inc. and Kulu Valley, respectively), including trade names, developed technology, customer relationships and covenants not to compete, was based on management’s forecasted cash inflows and outflows using primarily a relief-from-royalty and multi-period excess earnings method with consideration to other factors including an independent valuation. Intangible assets are being amortized over their estimated economic lives, ranging from 1 to 15 years. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.
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

The Company acquired Kulu Valley on October 3, 2014 and recorded identifiable intangible assets and goodwill of $6.7 million and $8.8 million, respectively, as part of its opening balance sheet purchase accounting. See Note 3, "Acquisition of Kulu Valley, Ltd." for additional information.
As of September 30, 2012, management concluded that certain indicators of impairment were present for the assets acquired in October 2011 of Qumu, Inc. As a result, the Company performed an interim impairment test of goodwill and long-lived assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with the acquired assets of Qumu, Inc. The goodwill impairment charge resulted in a full retirement of the value of this asset as of September 30, 2012. See Note 8, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded.
Impairment of Long-lived Assets. Long-lived assets at December 31, 2014, consisted of acquired intangible assets, property and equipment and prepaid software licenses. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates. The Company recorded a $7.3 million intangible asset impairment charge associated with the acquired assets of Qumu, Inc. during the third quarter of 2012.
Investment in Nonconsolidated Company. The Company holds a long-term, strategic investment in BriefCam, a software company. The Company accounts for this investment under the cost method of accounting. This investment is included in other non-current assets in the Consolidated Balance Sheets. See Note 14 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on the Company's investment in BriefCam. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Translation. As of December 31, 2014, the Company is exposed to market risk from foreign exchange rate fluctuations of the British Pound and Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Qumu Corporation:
We have audited the accompanying consolidated balance sheets of Qumu Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qumu Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sample Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Minneapolis, MN
March 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Qumu Corporation:

We have audited Qumu Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qumu Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified related to the adequacy of the Company’s risk assessment process relative to its internal control over financial reporting for its continuing business as a result of the divestiture of its disc publishing business. This material weakness has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qumu Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 24, 2015, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Qumu Corporation has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)".

On October 3, 2014, Qumu Corporation acquired Kulu Valley, Ltd. Management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, Kulu Valley, Ltd.’s internal control over financial reporting associated with assets of $19,100,000 and revenues of $464,000 included in the consolidated financial statements of Qumu Corporation and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Qumu Corporation also excluded an evaluation of the internal control over financial reporting of Kulu Valley, Ltd.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken or to be taken after December 31, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, MN
March 24, 2015

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except share data)

Assets	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$11,684	$37,725
Marketable securities	23,486	13,233
Restricted cash	2,300	—
Receivables, net of allowance	10,090	3,458
Finished goods inventories	168	120
Prepaid income taxes	301	1,356
Prepaid expenses and other current assets	3,633	1,816
Deferred income taxes - current	64	—
Current assets from discontinued operations	1,026	14,066
Total current assets	52,752	71,774
Property and equipment, net of depreciation	1,899	1,379
Intangible assets, net of amortization	13,384	8,225
Goodwill	8,525	—
Deferred income taxes - non-current	2	60
Other assets - non-current	3,615	3,288
Non-current assets from discontinued operations	—	4,420
Total assets	$80,177	$89,146
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$3,197	$2,057
Accrued compensation	6,222	4,999
Other accrued expenses	332	202
Deferred revenue	9,015	3,905
Deferred income taxes - current	110	—
Income taxes payable	53	—
Current liabilities from discontinued operations	448	11,865
Total current liabilities	19,377	23,028
Long-term liabilities:
Deferred revenue - non-current	1,047	265
Income taxes payable - non-current	8	116
Deferred tax liability - non-current	1,071	—
Other non-current liabilities	401	519
Non-current liabilities from discontinued operations	—	2,637
Total long-term liabilities	2,527	3,537
Total liabilities	21,904	26,565
Commitments and contingencies (Notes 11 and 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,127,425 and 8,674,029 respectively	91	87
Additional paid-in capital	63,566	58,411
Retained earnings (accumulated deficit)	(4,599)	3,921
Accumulated other comprehensive income (loss)	(785)	162
Total stockholders’ equity	58,273	62,581
Total liabilities and stockholders’ equity	$80,177	$89,146
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Revenues:
Software licenses and appliances	$11,363	$7,269	$4,319
Service	15,158	10,467	5,517
Total revenues	26,521	17,736	9,836
Cost of revenues:
Software licenses and appliances	3,816	2,921	1,569
Service	10,656	4,413	2,350
Total cost of revenues	14,472	7,334	3,919
Gross profit	12,049	10,402	5,917
Operating expenses:
Research and development	9,506	8,745	7,701
Selling, general and administrative	30,617	20,635	17,144
Goodwill and intangible asset impairment charge	—	—	29,548
Amortization of purchased intangibles	652	627	952
Total operating expenses	40,775	30,007	55,345
Operating loss	(28,726)	(19,605)	(49,428)
Other income (expense):
Interest, net	60	28	69
Gain (loss) on currency exchange	(201)	(40)	12
Other, net	(40)	—	(8)
Total other income (expense), net	(181)	(12)	73
Loss before income taxes	(28,907)	(19,617)	(49,355)
Income tax expense (benefit)	(6,564)	(3,396)	4,435
Net loss from continuing operations	(22,343)	(16,221)	(53,790)
Net income from discontinued operations, net of tax	13,823	6,527	5,452
Net loss	$(8,520)	$(9,694)	$(48,338)
Net income (loss) per basic and diluted share
Net loss from continuing operations per share	$(2.53)	$(1.87)	$(5.39)
Net income from discontinued operations per share	$1.57	$0.75	$0.54
Net loss per share	$(0.96)	$(1.12)	$(4.85)
Basic and diluted weighted average shares outstanding	8,836	8,691	9,971
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Net loss	$(8,520)	$(9,694)	$(48,338)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(856)	65	(12)
Change in net unrealized gain (loss) on marketable securities, net of tax	5	(19)	—
Total other comprehensive income (loss)	(851)	46	(12)
Total comprehensive loss	$(9,371)	$(9,648)	$(48,350)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest *	Total
	Shares	Amount
Balance at December 31, 2011	10,204	$102	$54,835	$76,875	$128	$360	$132,300
Net loss	—	—	—	(48,338)	—	(259)	(48,597)
Other comprehensive income (loss), net of taxes	—	—	—	—	(12)	2	(10)
Issuance of restricted stock	24	—	—	—	—	—	—
Redemption of stock to cover tax withholding on restricted stock	(5)	—	(39)	—	—	—	(39)
Net tax reductions relating to expiration of stock options	—	—	(214)	—	—	—	(214)
Stock-based compensation	—	—	2,124	—	—	—	2,124
Cash dividends	—	—	—	(5,180)	—	—	(5,180)
Repurchase of common stock	(1,569)	(15)	—	(9,742)	—	—	(9,757)
Balance at December 31, 2012	8,654	$87	$56,706	$13,615	$116	$103	$70,627
Net loss	—	—	—	(9,694)	—	(125)	(9,819)
Other comprehensive income, net of taxes	—	—	—	—	46	1	47
Issuance of restricted stock	26	—	—	—	—	—	—
Stock issued in stock option exercise	1	—	7	—	—	—	7
Redemption of stock to cover tax withholding for employee stock plans	(7)	—	(66)	—	—	—	(66)
Net tax reductions relating to exercise and expiration of stock options	—	—	(13)	—	—	—	(13)
Stock-based compensation	—	—	1,778	—	—	—	1,778
Purchase of noncontrolling interest in consolidated subsidiary	—	—	(1)	—	—	21	20
Balance at December 31, 2013	8,674	$87	$58,411	$3,921	$162	$—	$62,581
Net loss	—	—	—	(8,520)	—	—	(8,520)
Other comprehensive income, net of taxes	—	—	—	—	(851)	—	(851)
Issuance of restricted stock	156	1	(1)	—	—	—	—
Stock issued in stock option exercise	86	1	192	—	—	—	193
Redemption of stock to cover tax withholding for employee stock plans	(64)	(1)	(98)	—	—	—	(99)
Net tax reductions relating to exercise and expiration of stock options	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	2,039	—	—	—	2,039
Foreign currency translation transfer related to the sale of foreign operations	—	—	—	—	(96)	—	(96)
Shares issued for acquisition	275	3	3,031	—	—	—	3,034
Balance at December 31, 2014	9,127	$91	$63,566	$(4,599)	$(785)	$—	$58,273

* Noncontrolling interest items are included in results of discontinued operations for all periods presented.

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from (used in) operating activities:
Net loss	$(8,520)	$(9,694)	$(48,338)
Net income from discontinued operations, net of tax	(13,823)	(6,527)	(5,452)
Net loss from continuing operations	(22,343)	(16,221)	(53,790)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Goodwill and intangible assets impairment charge	—	—	29,548
Depreciation and amortization	2,049	1,787	2,349
Current income tax benefit resulting from income generated from discontinued operations	(6,337)	(3,445)	(3,760)
Deferred income tax expense (benefit)	(126)	699	7,988
Loss on disposal of property and equipment	102	6	8
Stock-based compensation	1,841	1,435	1,704
Changes in operating assets and liabilities:
Receivables	(5,679)	1,614	295
Inventories	(18)	110	(118)
Prepaid income taxes / income taxes payable	1,068	2,493	534
Prepaid expenses and other assets	(2,014)	(98)	(1,070)
Trade accounts payable	973	723	319
Accrued compensation	686	2,144	1,217
Other accrued expenses and other current liabilities	229	22	(152)
Deferred revenue	5,499	801	6
Other non-current liabilities	(118)	(121)	940
Net cash used in continuing operating activities	(24,188)	(8,051)	(13,982)
Net cash provided by discontinued operating activities	1,544	10,418	12,057
Net cash provided by (used in) operating activities	(22,644)	2,367	(1,925)
Cash flows from (used in) investing activities:
Cash paid for acquisition of business, net of cash acquired	(11,556)	—	—
Purchase of cost method investment	—	(350)	—
Purchases of marketable securities	(33,499)	(28,755)	(54,491)
Maturities of marketable securities	23,250	37,000	18,000
Sales of marketable securities	—	—	14,999
Issuances of notes receivable	—	—	(500)
Purchases of property and equipment	(1,051)	(662)	(1,872)
Net cash provided by (used in) continuing investing activities	(22,856)	7,233	(23,864)
Net cash provided by (used in) discontinued investing activities, including proceeds from sale of business	19,676	(307)	(649)
Net cash provided by (used in) investing activities	(3,180)	6,926	(24,513)
Cash flows from (used in) financing activities:
Repurchase of common stock	—	—	(9,758)
Common stock repurchases to settle employee withholding liability	(99)	(66)	(39)
Payment of dividends	—	—	(5,180)
Proceeds from employee stock plans	193	7	—
Net cash provided by (used in) continuing financing activities	94	(59)	(14,977)
Net cash used in discontinued financing activities	(59)	(70)	(21)
Net cash provided by (used in) financing activities	35	(129)	(14,998)
Effect of exchange rate changes on cash	(252)	(83)	(81)
Net increase (decrease) in cash and cash equivalents	(26,041)	9,081	(41,517)
Cash and cash equivalents, beginning of year	37,725	28,644	70,161
Cash and cash equivalents, end of year	$11,684	$37,725	$28,644

Supplemental disclosures of net cash paid (received) during the period for:
Income taxes	$(1,145)	$(3,243)	$(218)
Non-cash investing and financing activities:
Proceeds from sale of business held in escrow	$2,300	$—	$—
Stock issued for acquisition of business	$3,034	$—	$—
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Business and Summary of Significant Accounting Policies
Basis of Presentation and Nature of Business
The consolidated financial statements include the accounts of Qumu Corporation, its subsidiaries, collectively hereinafter referred to as “Qumu” or the “Company.” All references to Qumu, Inc. shall mean the Company's wholly-owned subsidiary acquired in October 2011. All intercompany accounts and transactions have been eliminated in consolidation.
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. As further described in note 2, on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company has one remaining reportable segment, the enterprise video content management software business. The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Consolidated Statements of Operations. All remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.
Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. The Company markets its products to customers in North America, Europe and Asia.
Revenue Recognition
The Company earns revenue through the sale of enterprise video content management software solutions. Software sales may take the form of a software license, a software license on a server appliance or a cloud-hosted software service (or SaaS). The Company also sells software support maintenance contracts (providing technical support and software updates and upgrade rights), software-enabled hardware devices, professional services, managed services, video production support services, and video production equipment as part of its product offering. Solutions are deployed on premise, in the Cloud (SaaS), or as a hybrid solution combining on premise installation and Cloud deployment.
The following minimum criteria must be satisfied to enable revenue recognition for the Company's products and services:

•
Persuasive evidence of an arrangement exists. Customer orders are received for all sales, either through non-cancelable contracts or purchase orders. Sales invoices are sent upon delivery of the product, or as otherwise agreed to under contractual terms of the arrangement if acceptance criteria applies.

•
Delivery has occurred. In the case of licensed software, delivery occurs upon providing the customer access to the software by electronic download. For tangible products, the product has been transferred to the customer or the customer's designated delivery agent, at which time risk of loss transfers.

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

Software license revenue primarily represents fees earned from granting customers licenses to use the Company’s software through non-cancelable licensing agreements under either perpetual or subscription arrangements. These arrangements often include optional services, including maintenance support, professional services or managed services.
For arrangements that include both software-related and non-software-related elements, the Company allocates revenue to the software deliverables and non-software deliverables based on relative selling price. In such circumstances, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: a) vendor-specific objective evidence (VSOE) of selling price, b) third-party evidence of selling price and c) best estimate of selling price (estimated selling price). When the Company is unable to establish a selling price using VSOE or third party evidence, it uses the estimated selling price to allocate the arrangement fees to the deliverables. For arrangements that include both software-related and non-software related elements, the Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. The consideration is then further allocated within the software group to the respective elements within that group based on the residual method (described below). After the arrangement consideration has been allocated to the elements, the Company accounts for each respective element in the arrangement as described below.
Revenue for non-software elements is generally determined based on third party evidence of selling price or estimated selling price and is recognized upon delivery, to the extent all other criteria required for revenue recognition have been met. Revenue for software-related elements is recognized as described below.
For software-related elements included in sales arrangements, the Company utilizes the residual method to recognize revenue. Under the residual method, revenue is recognized in a multiple-element arrangement in which VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company establishes VSOE of selling price for software-related elements, including professional services and software maintenance support contracts, based on the price charged for the deliverable when sold separately. For software maintenance contracts, the price charged when sold separately is based on the renewal rate offered to each customer. The Company has determined that it has VSOE for its maintenance support as well as its professional services. If evidence of fair value cannot be established for any undelivered elements of a license agreement, the entire amount of revenue from the arrangement is deferred until evidence of fair value can be established, or until the items are delivered. If the only undelivered element is maintenance, then the entire amount of revenue is recognized over the maintenance delivery period.
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
When VSOE has been established for all undelivered elements, revenue from software sold under a perpetual license is recognized when an agreement has been signed, delivery of the product has occurred, the fee is fixed or determinable, collectability is probable, and the arrangement does not require undelivered services that are essential to the functionality of the software. The majority of the Company’s software license arrangements do not include acceptance provisions. However, if an acceptance provision exists that is not perfunctory (for example, acceptance provisions that are long-term in nature or are not included as standard terms of an arrangement), revenues are recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.
For software licensed under subscription arrangements where the software is installed on an appliance that is housed on the customer's premises, the arrangements generally include bundled maintenance and typically have contractual terms of one year or longer. To the extent the hardware portion of the arrangement meets sales-type lease criteria, the hardware is recognized when delivered and all other criteria for revenue recognition are met. Revenue for the software-related elements of such arrangements is generally recognized ratably over the contract term beginning on the commencement date of the contract to the extent all other criteria required for revenue recognition have been met.
The Company also sells its software licenses and bundled maintenance as part of cloud-hosted or hybrid-cloud environments under subscription arrangements, which typically have non-cancelable contractual terms of one-year or more. The Company’s acquisition of Kulu Valley in October 2014 expands Qumu’s offering of cloud-hosted solutions. Cloud-hosted arrangements are delivered as a SaaS platform, offering a fully managed virtual solution. Hybrid-cloud arrangements augment the cloud instance of the software with Qumu VideoNet Edge devices installed on the customer's premises, which enables quality streaming to audiences inside and outside corporate firewalls from the Cloud. The Company’s cloud-hosted arrangements provide customers the right to access its hosted software applications; however, customers do not have the contractual right or ability to take possession of the Company’s software during the term of the hosted arrangement. Revenues from cloud-hosted arrangements are derived primarily from the subscription for the SaaS technology, optional professional services and video production equipment. The optional professional services provide follow-on best practices consulting, portal branding and training services after the cloud-hosted solution is deployed.
The Company generally recognizes revenue for cloud-hosted and hybrid-cloud arrangements ratably over the non-cancelable term of the agreement, commencing upon the later of when the application is placed into a production environment or when all revenue recognition criteria have been met. Professional services revenue associated with cloud-hosted arrangements is recognized as the services are performed.
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
Deferred Commissions
Sales commissions represent the direct incremental costs related to the acquisition of a sales contract that would not have been incurred but for the acquisition of that contract. The Company recognizes commissions as selling, general and administrative expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. In the case of a term, cloud-hosted or subscription arrangement where revenue is recognized over the term of the contract, the associated deferred commission is amortized to expense over the non-cancelable term of the arrangement. The deferred commission amounts are recoverable through the related future revenue streams under non-cancelable customer contracts and also commission clawback provisions in the Company's sales compensation plans. The Company believes this method of accounting is appropriate as the commission costs are closely related to the revenue from the customer contracts that should be expensed over the same period that the related revenue is recognized. The Company recorded deferred commission costs of $0.5 million and $0.3 million at December 31, 2014 and 2013, respectively.
Cash Equivalents
All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.
Marketable Securities
Marketable securities generally consist of certificates of deposit. Marketable securities are classified as short-term in the accompanying Consolidated Balance Sheets based on their effective maturity date. All marketable securities have original maturities ranging from three to twelve months. Marketable securities are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 6, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.
Sources of Supply
The Company outsources to third parties the assembly and design of certain appliances, including its VideoNet Edge server, Qumu Capture Studio and certain video production equipment. Alternative supply sources are available for these products; however, a transition period would be required to secure such alternative sources.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. The Company records provisions for potential excess, obsolete and slow moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company.
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to seven years for most assets. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or the term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred.
Goodwill and Other Intangible Assets
Intangible assets acquired include both those that have a determinable life and residual goodwill. Intangible assets with a determinable life include trade names, developed technology, customer relationships and covenants not to compete and are being amortized over their estimated economic lives, ranging from 1 to 15 years. The Company assesses intangible assets with a determinable life for impairment consistent with its policy for assessing other long-lived assets.
The Company's policy is to test goodwill for impairment annually during its fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. See Note 8, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets and further discussion of the goodwill and intangible asset impairments recorded during the three months ended September 30, 2012 associated with the 2011 acquisition of Qumu, Inc. The goodwill impairment charge resulted in a full write-off of the goodwill acquired in 2011.
Impairment of Long-lived Assets
Long-lived assets at December 31, 2014 consisted of acquired intangible assets, property and equipment and prepaid software licenses. The Company reviews the carrying amount of its long-lived assets when events or changes in circumstances such as market value, asset utilization, physical change, legal factors or other matters indicate that the carrying amount of the assets may not be recoverable. When this review indicates the carrying amount of an asset or asset group exceeds the sum of the future undiscounted cash flows expected to be generated by the assets, the Company recognizes an asset impairment charge against operations for the amount by which the carrying amount of the impaired asset exceeds its fair value. Judgment is required in the evaluation of whether certain events or circumstances lead to an indication of impairment, and in the assumptions used in determining the amount and period over which future revenues are expected to be earned, related costs, terminal values and discount rates.
Investment in Nonconsolidated Company
The Company holds a long-term, strategic investment in BriefCam, a software company. The Company accounts for this investment under the cost method of accounting. This investment is included in other non-current assets in the Consolidated Balance Sheets. See Note 14 under the Notes to Consolidated Financial Statements in this Form 10-K for additional information on the Company's investment in BriefCam. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made.
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
The Company recognizes stock-based compensation on a straight-line basis over the vesting period and net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Compensation cost is recognized for all awards over the vesting period to the extent the employees or directors meet the requisite service requirements, whether or not the award is ultimately exercised. Conversely, when an employee or director does not meet the requisite service requirements and forfeits the award prior to vesting, any compensation expense previously recognized for the award is reversed. See Note 4, "Stock-Based Compensation" for additional information on stock-based compensation.
Research and Development Costs
Research and development costs relate to software development and associated enhancements. The Company expenses research and development costs, including costs to develop software products to be marketed to external users, before technological feasibility of such products is reached. The Company believes its software development process is essentially completed concurrent with the establishment of technological feasibility, at which point the software product is made available for sale to customers. As a result, development costs are expensed as incurred.
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
Net Loss Per Share
Basic net loss per share is calculated as loss available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted net loss per share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive effect of restricted stock units.

The Company calculates net loss per share pursuant to the two-class method which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method.
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The assets and liabilities of the Company’s international entities are translated into U.S. dollars using period-end exchange rates, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). The Company recorded gains (losses) on foreign currency translation in comprehensive income (loss) of ($856,000), $65,000 and ($12,000) for the years ended December 31, 2014, 2013 and 2012, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of the Company’s loss, foreign currency translation adjustments, and unrealized holding gains and losses from available-for-sale marketable securities and is presented separately in the Consolidated Statements of Comprehensive Income (Loss).
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates on items such as allowance for doubtful accounts, asset impairment charges, deferred tax asset valuation allowances and accruals for uncertain tax positions. These estimates and assumptions are based on management’s best judgment. Management evaluates estimates and assumptions on an ongoing basis using its technical knowledge, historical experience and other factors, including consideration of the impact of the current economic environment. Management believes its assumptions are reasonable and adjusts such estimates and assumptions when facts and circumstances change. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any required changes in those estimates will be reflected in the financial statements in future periods.
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
2) Divestiture of Disc Publishing Business
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the twelve months ended December 31, 2014 have been reported on this basis. Previously reported results for comparable periods in 2013 and 2012 have also been restated to reflect this reclassification.
On July 1, 2014, the Company’s sale of the disc publishing business was completed. The Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55439.
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow is classified as restricted cash in current assets on the Condensed Consolidated Balance Sheets as of December 31, 2014. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Consolidated Statements of Operations.  Also included in this line item for the 2014 periods is the gain on sale of the disc publishing business and non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business, including third party transaction specific costs, one-time income tax related impacts and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. The described non-recurring expenses and income tax related impacts amounted to approximately $9.6 million for the year ended December 31, 2014. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Consolidated Balance Sheets as assets and liabilities from discontinued operations.
Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.

Revenue, operating income, gain on sale of business, income tax expense and net income from discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net revenue	$29,922	$64,736	$69,607
Operating income	4,520	9,918	9,685
Gain on sale of discontinued operations	16,167	—	—
Income tax expense	6,955	3,336	4,374
Net income from discontinued operations, net of tax	13,823	6,402	5,193
Net loss from discontinued operations attributable to noncontrolling interest	—	125	259
Net income from discontinued operations attributable to Qumu	$13,823	$6,527	$5,452
The major classes of assets and liabilities from discontinued operations were as follows (in thousands)

	December 31, 2014	December 31, 2013
Receivables, net	$—	$8,778
Inventories	—	3,983
Other current assets	1,026	1,305
Current assets from discontinued operations	1,026	14,066
Property and equipment, net	—	4,040
Intangible assets, net	—	352
Other assets - non-current	—	28
Non-current assets from discontinued operations	—	4,420
Trade accounts payables	—	3,225
Accrued compensation	31	2,568
Deferred revenue	—	5,645
Other current liabilities	417	427
Current liabilities from discontinued operations	448	11,865
Non-current liabilities from discontinued operations	$—	$2,637
3) Acquisition of Kulu Valley, Ltd.
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
After inclusion of working capital and other adjustments required under the Share Purchase Agreements, the aggregate net purchase price totaled approximately $14,591,000 consisting of a cash outlay of approximately $11,556,000, net of cash acquired in the transaction of $2,466,000, and approximately 275,000 shares of Qumu Corporation's common stock. For purposes of calculating the purchase price attributable to the 275,000 shares of Company common stock issuable in the Share Purchase Transaction, the parties agreed upon a value of $13.75 per share. All of the shares of the Company’s common stock issued in the Share Purchase Transaction were issued to shareholders of Kulu who are also employees of Kulu. Pursuant to the terms of a lock-up letter agreement, the shares issued in the Share Purchase Transaction will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for all of the shares issued at 365 days following the closing of the Share Purchase Transaction. Following the acquisition, Kulu’s liabilities consisted of trade payables, accrued expenses, deferred tax liabilities and deferred revenue related primarily to active software subscription agreements. Of the cash amounts payable in the acquisition, $2,000,000 was subject to escrow for a fifteen month period to secure certain warranty and indemnification obligations to the Company. The acquisition was funded through the use of cash held by the Company at the acquisition date and the Company's common stock.
The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The results of operations of Kulu are included in the Company’s Consolidated Statements of Operations since October 3, 2014, the date of the acquisition. After the impact of applying fair value purchase accounting adjustments of $1.1 million to reduce the carrying value of deferred revenues, the Company recorded revenues for Kulu of approximately $464,000 during the post-acquisition period. The acquisition of Kulu’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.
The following table summarizes the purchase accounting allocation of the total purchase price to Kulu’s net tangible and intangible assets, with the residual allocated to goodwill (in thousands).

Aggregate purchase price, net of cash acquired	$15,118
Less: discount applied to Qumu Corporation stock for trade restrictions	(527)
Net transaction consideration	$14,591
Current assets	$1,494
Property and equipment	140
Intangible assets	6,663
Goodwill	8,795
Current liabilities	(1,170)
Net deferred tax liabilities	(1,331)
Total net assets acquired	$14,591
The aggregate purchase price for purchase accounting of $14,591,000 reflects the cash consideration, net of cash acquired, plus the valuation of issued Qumu Corporation (NASDAQ:QUMU) stock at the closing price per share of $12.95 on the date of the acquisition. The Company is not aware of further adjustments required in the purchase price allocation.
The aggregate purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair values assigned to intangible assets were determined through the use of forecasted cash inflows and outflows, primarily applying a relief-from royalty and a multi-period excess earnings method. These valuation methods were based on management’s estimates as of the acquisition date of October 3, 2014. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for tax purposes. Transaction costs of approximately $245,000 were expensed as incurred and were included in the Company’s selling, general and administrative expenses.
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
In the aggregate, the identifiable intangible assets were valued at $6,663,000, of which $4,233,000 was allocated to developed technology, $2,315,000 was allocated to customer relationships, $74,000 was allocated to trade name and $41,000 was allocated to covenant not-to-compete agreements. The acquired intangible assets will be amortized based on estimated expected future cash flows for a period ranging from fifteen months to nine years. Amortization expense related to the acquired intangibles is reflected in cost of software licenses and appliances revenues ($0.1 million for 2014) and operating expenses - amortization of purchased intangibles ($0.02 million for 2014) in the Consolidated Statements of Operations. See Note 8, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets.
As part of the opening balance sheet purchase accounting, the Company established a net deferred tax liability of $1.3 million. This consisted of a deferred tax liability of approximately $1.5 million for the estimated future impact of the difference in the U.S. book vs. U.K. statutory and tax basis of the purchased intangible assets, deferred revenues and accrued compensation. Partially offsetting this was the impact of the establishment of deferred tax assets amounting to approximately $0.2 million for the future benefit of utilization of acquired net operating losses and the impact of cumulative temporary U.S. book to tax differences.
4) Stock-Based Compensation, Common Stock Repurchases and Dividends
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan approved by shareholders provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. Effective with the approval of the 2007 Plan in May 2007, the Company may not issue any new awards or options under its Amended and Restated 1992 Stock Option Plan (the “1992 Plan”). On May 20, 2014, the Company's shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,230,320 shares. At December 31, 2014, a total of 518,423 shares were available for future grant under the 2007 Plan. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. Options issued to employees under the 2007 Plan generally become exercisable over a four-year period and terminate seven years from the date of grant. Stock options granted to non-employee directors vest 6 months from the date of grant and terminate ten years from the date of grant. Restricted stock and restricted stock units issued to employees and to non-employee directors under the 2007 Plan are subject to the risk of forfeiture and transfer restrictions that lapse in varying time periods from the date of grant.
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
In September 2013, the Company completed an offer to exchange certain outstanding options to active non-executive employees. Eligible outstanding options were those that were granted before September 4, 2012 and had an exercise price of $13.50 per share or higher. Eligible employees participating in the exchange offer received new options determined by applying exchange ratios set forth in the exchange offer. The exchange ratios were calculated on an approximate “value-for-value” basis, meaning that the exchange ratios were intended to result in the grant of new options with an aggregate fair value approximately equal to the aggregate fair value of the eligible options they replace. The new options, which were issued under and subject to the terms of the Company's 2007 Plan, will all expire on the later of (i) the expiration date of the surrendered options for which they were exchanged or (ii) the third anniversary of the exchange date, September 19, 2016, subject to earlier expiration upon termination of employee services. New options granted in the option exchange will not be vested on their date of grant regardless of whether the surrendered option was fully vested. The new options granted to employees under the offer were structured to not vest at all until the first anniversary of the date of grant. At that time, each new option granted would vest as to that portion of the underlying shares that would be vested under the original vesting schedule of the eligible options that had been exchanged. Approximately 182,000 outstanding options were exchanged for approximately 29,000 new option awards. Options granted pursuant to the exchange offer have an exercise price of $11.87 per share, the closing price of the Company's common stock on September 19, 2013. The exchange offer was considered a modification but did not result in a charge or other financial statement impact.
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
The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$812	$928	$1,079
Restricted stock and restricted stock units	1,029	507	625
Total expense included in continuing operations	$1,841	$1,435	$1,704
Stock-based compensation cost included in:
Cost of revenues	$55	$25	$10
Operating expenses	1,786	1,410	1,694
Total expense included in continuing operations	$1,841	$1,435	$1,704

In addition to the stock-based compensation costs recognized in continuing operations related to the Company’s share-based payment arrangements, stock-based compensation costs of $198,000, $343,000 and $420,000 are included in discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Years Ended December 31,
	2014	2013	2012
Expected life of options in years	4.75	2.0 - 4.75	4.75
Risk-free interest rate	1.36% - 1.61%	0.34% - 1.34%	0.59% - 0.94%
Expected volatility	33.1% - 34.5%	31.5% - 43.7%	43.8% - 46.9%
Expected dividend yield	0.0%	0.0%	0.0% - 9.9%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2014, 2013 and 2012, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards. With the approval by the Company’s Board of Directors effective February 23, 2011 of the initiation of dividend payments, the Company computed an expected dividend rate for grants awarded in 2011 and through the third quarter of 2012 based on the relationship of the expected dividend to the stock price on the date of grant. On October 26, 2012, the Company's Board of Directors approved the termination of the Company's quarterly dividend payment.
A summary of share option activity for the year ended December 31, 2014 is presented in the table below (in thousands, except per share data):

	Shares	WAEP*	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value**
Options outstanding at December 31, 2013	1,748	$12.95
Granted	133	14.58
Exercised	(86)	12.28
Canceled	(160)	15.75
Options outstanding at December 31, 2014	1,635	$12.84	4.06	$3,851
Options subject to exercise at December 31, 2014	1,003	$14.15	2.93	$1,807
*Weighted Average Exercise Price
**Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
As of December 31, 2014, $2.0 million of total stock option compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested option awards, and is expected to be recognized over a weighted average period of 2.7 years.

Other information pertaining to options is as follows (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Fair value of options granted	$612	$1,382	$1,288
Per share weighted average fair value of options granted	$4.60	$3.55	$2.44
Total intrinsic value of stock options exercised	$242	$2	$—
The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $6,000, $13,000 and $214,000 in 2014, 2013 and 2012 respectively, recorded as a reduction in additional paid-in capital.
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
A summary of the status of the Company’s nonvested shares and share units as of December 31, 2014 and changes during the year ended December 31, 2014 is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	118	$10.94
Granted	184	14.92
Vested	(76)	10.35
Canceled	(12)	10.63
Nonvested at December 31, 2014	214	$14.59
As of December 31, 2014, $2,475,000 of total compensation expense (gross of the impact of potential forfeitures) was not yet recognized related to non-vested shares and share unit awards, which is expected to be recognized over a weighted average period of 3.1 years.
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$14.92	$10.14	$8.63
Total fair value of restricted stock and restricted stock units vested	$1,076	$593	$394
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

	Years Ended December 31,
	2014	2013	2012
Common stock shares repurchased under Board authorized plan	—	—	1,569
Average purchase price per share	$—	$—	$6.22
Shares available under Board authorizations at December 31, 2014	778

5) Marketable Securities
Marketable securities consisted of the following (in thousands):

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$23,500	$—	$(14)	$23,486
Total marketable securities	$23,500	$—	$(14)	$23,486
	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$13,250	$—	$(17)	$13,233
Total marketable securities	$13,250	$—	$(17)	$13,233
Marketable securities are classified as short-term in the Consolidated Balance Sheets based on their effective maturity date. All marketable securities as of December 31, 2014 and December 31, 2013 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 6, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company's available-for-sale securities.
6) Fair Value Measurements
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$23,486	$23,486	$—	$—
Total assets	$23,486	$23,486	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$13,233	$13,233	$—	$—
Total assets	$13,233	$13,233	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company's date of purchase and trade in active markets.
7) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Building and building improvements	$10	$10
Computer, network equipment and furniture	2,646	1,553
Leasehold improvements	1,085	1,034
	3,741	2,597
Less accumulated depreciation and amortization	(1,842)	(1,218)
Total property, plant & equipment, net	$1,899	$1,379
Depreciation and amortization expense associated with property and equipment was $747,000, $600,000 and $610,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
8) Goodwill and Intangible Assets
Changes in the Company's intangible assets consisted of the following (in thousands):

	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Amortizable intangible assets as of December 31, 2014:
Original cost	$5,226	$8,770	$2,193	$40	$16,229
Accumulated amortization	(671)	(1,832)	(334)	(8)	(2,845)
Net identifiable intangible assets	$4,555	6,938	1,859	32	$13,384
Weighted-average useful lives (years)	10	6	15	2	9

	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Amortizable intangible assets as of December 31, 2013:
Original cost	$2,982	$4,667	$2,122	$—	$9,771
Accumulated amortization	(373)	(996)	(177)	—	(1,546)
Net identifiable intangible assets	$2,609	3,671	1,945	—	$8,225
Weighted-average useful lives (years)	10	6	15	0	9
Amortization expense associated with the developed technology included in cost of software and appliances revenues was $650,000, $560,000 and $787,000 for the years ended December 31, 2014, 2013 and 2012 respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “amortization of purchased intangibles,” was $652,000, $627,000 and $952,000 for the years ended December 31, 2014, 2013 and 2012 respectively.
The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

2015	$2,109
2016	2,320
2017	2,324
2018	2,108
2019	1,391
Thereafter	3,132
$13,384
The Company's cumulative goodwill impairment losses are as follows (in thousands):

	Qumu, Inc.		Kulu Valley, Ltd.
	Gross Carrying Amount	Cumulative Impairment Losses	Gross Carrying Amount
Balance, December 31, 2013	$22,218	$(22,218)	$—
Acquisitions	—	—	8,795
Foreign Currency Translation	—	—	(270)
Balance, December 31, 2014	$22,218	$(22,218)	$8,525
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd. and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance at December 31, 2014 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition of Kulu Valley.
On October 10, 2011, the Company completed the acquisition of Qumu, Inc. and recognized $22.2 million of goodwill and $18.9 million of intangible assets. During the three months ended September 30, 2012, the Company recorded a $22.2 million goodwill and $7.3 million intangible asset impairment charge associated with these acquired assets.
9) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Loss before income taxes:
Domestic	$(26,271)	$(18,450)	$(48,582)
Foreign	(2,636)	(1,167)	(773)
Total loss before income taxes	$(28,907)	$(19,617)	$(49,355)

The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
U.S. Federal	$(122)	$(627)	$(2,461)
State	35	28	30
Foreign	(96)	—	—
Total current	(183)	(599)	(2,431)
Deferred:
U.S. Federal	(5,693)	(2,475)	6,972
State	(562)	(322)	(106)
Foreign	(126)	—	—
Total deferred	(6,381)	(2,797)	6,866
Total provision for income tax expense (benefit)	$(6,564)	$(3,396)	$4,435
Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 34% to earnings before income taxes as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Expected income tax expense (benefit)	$(9,828)	$(6,671)	$(16,805)
State income taxes, net of federal tax effect	(347)	(549)	(669)
Change in tax rate	20	1	69
Federal R&D credit	(88)	(57)	—
Change in valuation allowance	2,957	3,659	13,957
Goodwill impairment	—	—	7,554
Foreign tax	690	108	187
Other, net	32	113	142
Total provision for income tax expense (benefit)	$(6,564)	$(3,396)	$4,435

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Inventory provisions and uniform capitalization	$35	$225
Accounts receivable allowances	20	73
Fixed assets	—	244
Non-qualified stock option and restricted stock expense	2,176	2,367
Deferred maintenance revenue	221	726
Loss and credit carryforwards of U.S. subsidiary	19,153	15,502
Loss carryforward of foreign subsidiaries	221	1,107
Other accruals and reserves	907	880
Other	33	75
Total deferred tax assets before valuation allowance	22,766	21,199
Less valuation allowance	(19,916)	(18,110)
Total deferred tax assets	$2,850	$3,089
Deferred tax liabilities:
Acquired intangibles	$(3,865)	$(3,029)
Fixed Assets	(100)	—
Total deferred tax liabilities	$(3,965)	$(3,029)
Total net deferred tax assets (liabilities)	$(1,115)	$60
As of December 31, 2014, the Company had net operating loss carryforwards of $44.0 million for U.S. federal tax purposes. The Company also had $43.9 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2023 and 2035 if not utilized. The loss carryforwards for state tax purposes will expire between 2022 and 2035 if not utilized.
As of December 31, 2014, the Company had federal and state research and development credit carryforwards of $2.8 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
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

As a result of Qumu's acquisition of Kulu Valley in October 2014, the Company established a deferred tax asset of approximately $0.2 million related to the tax benefits of acquired loss carryforwards. The net operating losses generated by Kulu Valley approximated $1.1 million and do not expire. The Company believes that it is more likely than not that the availability of deferred tax liabilities established primarily from acquired intangibles and the future results of operations will generate sufficient taxable income to realize the tax benefits related to the deferred tax assets established as part of the acquisition.
The Company generally believes that it is more likely than not that the future results of the operations of its subsidiary in Japan will generate sufficient taxable income to realize the tax benefits related to net deferred tax assets established in 2014 of approximately $0.1 million.
The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries that are considered to be reinvested indefinitely. Accumulated undistributed foreign earnings relate primarily to operations of the Company's subsidiaries in Japan and the U.K., and amount to approximately $1.8 million as of December 31, 2014. The amount of cash, cash equivalent and marketable securities held by the Company's international subsidiaries that are not available to fund domestic operations unless repatriated was $3.8 million as of December 31, 2014. The Company currently does not intend to repatriate the cash and related balances held by its international subsidiaries. However, if circumstances change and these funds are needed to meet cash requirements in the U.S., the Company may be required to accrue and pay U.S. taxes, net of related foreign tax credits, to repatriate these funds. Based on current tax laws and structures, the Company does not believe this would have a material impact on its consolidated financial statements and cash flows.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31 is presented in the table below (in thousands):

	Years Ended December 31,
	2014	2013
Gross unrecognized tax benefits at beginning of year	$1,036	$1,017
Increases related to:
Prior year income tax positions	—	97
Current year income tax positions	64	84
Decreases related to:
Prior year income tax positions - closure of statute of limitations	(200)	(162)
Gross unrecognized tax benefits at end of year	$900	$1,036
Included in the balance of unrecognized tax benefits at December 31, 2014 are potential benefits of $8,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2014 will change significantly by December 31, 2015.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $1,000 and $18,000 on a gross basis at December 31, 2014 and 2013, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions amounted to a net tax benefit in 2014 of $18,000 and net tax expense in 2013 of $3,000.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2014, the Company was no longer subject to income tax examinations for taxable years before 2013 in the case of U.S. federal taxing authorities, and taxable years generally before 2010 in the case of state taxing authorities, consisting primarily of Minnesota and California.
10) Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss from continuing operations per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,724,000, 1,921,000 and 1,750,000 for the years ended December 31, 2014, 2013 and 2012, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.
The Company calculates net loss from continuing operations per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 78,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the year ended December 31, 2014. The following table identifies the components of net loss from continuing operations per basic and diluted share (in thousands, except for per share data):

	December 31,
	2014	2013	2012
Shares outstanding at end of period	9,127	8,674	8,654
Basic weighted average shares outstanding	8,836	8,691	9,971
Dilutive effect of stock options and restricted stock units	—	—	—
Total diluted weighted average shares outstanding	8,836	8,691	9,971
Net loss from continuing operations	$(22,343)	$(16,221)	$(53,790)
Net loss from continuing operations per basic and diluted share	$(2.53)	$(1.87)	$(5.39)
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

Years Ending December 31,	Total Operating Leases
2015	$529
2016	541
2017	564
2018	327
Thereafter	—
Total minimum lease payments	$1,961
Rent expense under operating leases amounted to approximately $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
12) 401(K) Savings Plan
Qumu has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $324,000, $115,000 and $133,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
13) Business Segment Information / Major Customers
The Company previously had two reportable segments consisting of 1) its enterprise video content management software business and 2) its disc publishing business.
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by an asset purchase agreement entered into on April 24, 2014 between the Company and Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation). On July 1, 2014, the sale was completed.
On October 3, 2014, the Company entered into Share Purchase Agreements to acquire 100% of the outstanding shares of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu’s customers with access to industry leading video content management and delivery capability.
As a result of the sale of its disc publishing business and expansion of its video content management business with the acquisition of Kulu, the Company has one reportable segment, the enterprise video content management software business. Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. Qumu helps organizations around the world enhance the way they communicate and realize the greatest possible value from video and other rich content they create and publish. Qumu's video platform supports both live and on-demand streaming, and also incorporates secure download capabilities. The Company markets its products to customers in North America, Europe and Asia.

The following represents sales amounts and related accounts receivable balances generated by the Company’s unaffiliated customers that provided more than 10% of consolidated revenues (in thousands):

	Years Ended December 31,
Revenues	2014	2013	2012
Customer A	*	$1,941	*
* Sales of customer did not exceed 10%

	December 31,
Accounts Receivable	2014	2013	2012
Customer A	*	$294	*
The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
North America	$22,634	$13,273	$8,657
Europe	2,712	4,463	1,179
Asia	1,175	—	—
Total	$26,521	$17,736	$9,836
Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2014	2013
North America	$1,748	$1,379
Europe	132	—
Asia	19	—
Total	$1,899	$1,379
The Company’s revenues from each of its principal products and services were as follows (in thousands):

	2014		2013		Inc (Dec)		2012		Inc (Dec)
	$	%	$	%	Between Periods		$	%	Between Periods
Software licenses and appliances	$11,363	43%	$7,269	41%	$4,094	56%	$4,319	44%	$2,950	68%
Service	15,158	57%	10,467	59%	4,691	45%	5,517	56%	4,950	90%
Total revenues	$26,521	100%	$17,736	100%	$8,785	50%	$9,836	100%	$7,900	80%
14) Investment in Software Company
At December 31, 2014 and December 31, 2013 Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. ("Briefcam") a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets in the Consolidated Balance Sheets.
Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

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
16) Supplemental Quarterly Data – Unaudited (In thousands, except per share data)

	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$8,335	$5,853	$8,404	$3,929	$4,174	$4,384	$4,829	$4,349
Cost of revenues	4,468	3,223	4,242	2,539	2,097	2,015	1,455	1,767
Gross profit	3,867	2,630	4,162	1,390	2,077	2,369	3,374	2,582
Operating expenses:
Research and development	2,897	2,321	2,264	2,024	2,116	2,078	2,241	2,310
Selling, general and administrative	9,206	7,473	7,421	6,517	5,384	4,668	5,013	5,570
Amortization of intangibles	182	157	156	157	156	158	156	157
Total operating expenses	12,285	9,951	9,841	8,698	7,656	6,904	7,410	8,037
Operating loss	(8,418)	(7,321)	(5,679)	(7,308)	(5,579)	(4,535)	(4,036)	(5,455)
Other income (expense):
Interest, net	27	11	10	12	5	7	5	11
Gain (loss) on currency exchange	(145)	(33)	(6)	(17)	(16)	(21)	(11)	8
Other, net	(2)	(28)	—	(10)	—	2	(2)	—
Total other income (loss), net	(120)	(50)	4	(15)	(11)	(12)	(8)	19
Loss before income taxes	(8,538)	(7,371)	(5,675)	(7,323)	(5,590)	(4,547)	(4,044)	(5,436)
Income tax benefit	(626)	(4,492)	(296)	(1,150)	(1,003)	(1,085)	(797)	(511)
Net loss from continuing operations	(7,912)	(2,879)	(5,379)	(6,173)	(4,587)	(3,462)	(3,247)	(4,925)
Net income (loss) from discontinued operations, net of tax	(542)	11,559	562	2,244	1,838	2,445	1,296	948
Net income (loss)	$(8,454)	$8,680	$(4,817)	$(3,929)	$(2,749)	$(1,017)	$(1,951)	$(3,977)
Net income (loss) per basic and diluted share	$(0.93)	$0.99	$(0.55)	$(0.45)	$(0.32)	$(0.12)	$(0.22)	$(0.46)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, Sherman L. Black, and our Chief Financial Officer, James R. Stewart, have evaluated the Company’s disclosure controls and procedures as of December 31, 2014. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2014 because of a material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting.” Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

b)	Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
On October 3, 2014, we acquired Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). Our consolidated financial statements as of and for the year ended December 31, 2014 included assets of $19,100,000 and revenue of $464,000 for the newly acquired Kulu entity. We excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 Kulu’s internal control over financial reporting associated with these newly acquired assets and revenues.
Based on our assessment and those criteria, management believes that our internal control over financial reporting as of December 31, 2014 was not effective due to the material weakness described as follows:

We did not perform an adequate risk assessment relative to our internal control over financial reporting for our continuing business as a result of the divestiture of our disc publishing business. Specifically, our risk assessment process did not (i) allow for the design of our account reconciliations and journal entry controls over significant estimates and accounting transactions to be at an appropriate level of precision to identify material errors, including the validation of the completeness and accuracy of underlying data used in the performance of those controls, and (ii) evaluate the impact of information technology control deficiencies that affect the design and operating effectiveness of controls related to the completeness and accuracy of underlying data included in system generated reports. As a result, a reasonable possibility exists that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis.
Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
The Company’s internal control over financial reporting as of December 31, 2014 was audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included in Item 8 of this Form 10-K.

c)	Remediation Plan for Material Weakness in Internal Control over Financial Reporting
With the oversight of senior management and our audit committee, the Company has begun to develop a plan to remediate the underlying causes of the material weakness. The remediation plan is expected to involve enhancing the design of existing controls and implementing additional controls to ensure account reconciliations and journal entries are appropriately prepared, reviewed and approved, including the validation of the completeness and accuracy of underlying data used in the performance of the redesigned controls. Additionally, other changes currently underway include the re-implementation of our financial reporting software as well as other finance process improvements.

d)	Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, we implemented changes to the design of our processes and controls, and believe we have sufficient evidence to conclude that we have remediated the material weakness related to controls over the completeness, accuracy and presentation of income taxes related to non-recurring and unusual transactions that was described under Item 4(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
There were no other material changes in the internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report

(2) Financial Statement Schedules. See Page 70 of this report

(3) Exhibits. See Index to Exhibits on page 68 of this report

(b)	See Index to Exhibits on page 68 of this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 24, 2015	QUMU CORPORATION

	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer

	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Sherman L. Black and James R. Stewart as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Sherman L. Black	Chief Executive Officer	March 24, 2015
Sherman L. Black	(Principal Executive Officer), Director

/s/ James R. Stewart	Chief Financial Officer (Principal	March 24, 2015
James R. Stewart	Financial and Accounting Officer)

/s/ James L. Reissner	Director	March 24, 2015
James L. Reissner

/s/ Thomas F. Madison	Director	March 24, 2015
Thomas F. Madison

/s/ Steven M. Quist	Director	March 24, 2015
Steven M. Quist

/s/ Lawrence M. Benveniste	Director	March 24, 2015
Lawrence M. Benveniste

/s/ Kimberly K. Nelson	Director	March 24, 2015
Kimberly K. Nelson

/s/ Robert F. Olson	Director	March 24, 2015
Robert F. Olson

/s/ Justin A. Orlando	Director	March 24, 2015
Justin A. Orlando

/s/ Daniel R. Fishback	Director	March 24, 2015
Daniel R. Fishback

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Asset Purchase Agreement dated April 24, 2014 by and among Equus Holdings, Inc., as Parent, Redwood Acquisition, Inc. as Buyer and Qumu Corporation as Seller (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 24, 2014).

2.2
Majority Share Purchase Agreement dated October 3, 2014 by and among Qumu Corporation and Sellers identified therein (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 3, 2014).

2.3
Form of Minority Share Purchase Agreement dated October 3, 2014 by and among Qumu Corporation and Sellers identified therein (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 3, 2014).

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

4.3
Amendment No. 2 dated March 10, 2014 to Rights Agreement by and between Rimage Corporation and Wells Fargo Bank Minnesota, N.A., as Rights Agent, as amended by Amendment No. 1 dated September 11, 2013 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2014).

10.1
Rimage Corporation Amended and Restated 1992 Stock Option Plan (as amended through May 17, 2005) * (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-127244)).

10.2	Rimage Corporation 2001 Stock Option Plan for Non-Employee Directors * (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.3	Second Amended and Restated 2007 Stock Incentive Plan * (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders held on May 20, 2014).
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

10.15
Form of Lock-Up Letter Agreement dated October 3, 2014 by each Recipient of Qumu Corporation Common Stock in the Share Purchase Transaction (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 2014).

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
* Indicates a management contract or compensatory plan or arrangement

Effective September 16, 2013, Rimage Corporation changed its corporate name to Qumu Corporation.

Schedule II
QUMU CORPORATION
Valuation and Qualifying Accounts
(In thousands)

Allowance for Doubtful Accounts Receivable:	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$20	$62	$—
Write-offs	(8)	(25)	—
Recoveries	—	—	—
Change in provision	43	(17)	62
Balance at end of year	$55	$20	$62
See accompanying report of Independent Registered Public Accounting Firm.