Form 10-Q
period 2015-03-31
Qumu Corp
filed 2015-05-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at April 30, 2015 – 9,146,760 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	March 31, 2015	December 31, 2014
Current assets:	(unaudited)	(audited)
Cash and cash equivalents	$6,925	$11,684
Marketable securities	20,496	23,486
Restricted cash	2,300	2,300
Receivables, net of allowance for doubtful accounts of $26 and $55, respectively	5,939	10,090
Finished goods inventories	405	168
Prepaid income taxes	432	301
Prepaid expenses and other current assets	4,972	3,633
Deferred income taxes - current	63	64
Current assets from discontinued operations	910	1,026
Total current assets	42,442	52,752
Property and equipment, net of accumulated depreciation of $2,057 and $1,842, respectively	1,833	1,899
Intangible assets, net of amortization	12,561	13,384
Goodwill	8,103	8,525
Deferred income taxes - non-current	2	2
Other assets - non-current	3,499	3,615
Total assets	$68,440	$80,177
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,911	$3,197
Accrued compensation	4,363	6,222
Other accrued expenses	427	332
Deferred revenue	10,295	9,015
Deferred income taxes - current	58	110
Income taxes payable	23	53
Current liabilities from discontinued operations	50	448
Total current liabilities	18,127	19,377
Non-current liabilities:
Deferred revenue - non-current	842	1,047
Income taxes payable - non-current	9	8
Deferred tax liability - non-current	975	1,071
Other non-current liabilities	366	401
Total long-term liabilities	2,192	2,527
Total liabilities	20,319	21,904
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,138,125 and 9,127,425, respectively	91	91
Additional paid-in capital	64,179	63,566
Accumulated deficit	(14,539)	(4,599)
Accumulated other comprehensive loss	(1,610)	(785)
Total stockholders’ equity	48,121	58,273
Total liabilities and stockholders’ equity	$68,440	$80,177
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Software licenses and appliances	$984	$1,196
Service	4,985	2,733
Total revenues	5,969	3,929
Cost of revenues:
Software licenses and appliances	233	772
Service	3,542	1,767
Total cost of revenues	3,775	2,539
Gross profit	2,194	1,390
Operating expenses:
Research and development	2,802	2,024
Selling, general and administrative	9,192	6,517
Amortization of purchased intangibles	199	157
Total operating expenses	12,193	8,698
Operating loss	(9,999)	(7,308)
Other income (expense):
Interest, net	16	12
Loss on currency exchange	(64)	(17)
Other, net	—	(10)
Total other expense, net	(48)	(15)
Loss before income taxes	(10,047)	(7,323)
Income tax benefit	(174)	(1,150)
Net loss from continuing operations	(9,873)	(6,173)
Net income (loss) from discontinued operations, net of tax	(67)	2,244
Net loss	$(9,940)	$(3,929)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(1.07)	$(0.71)
Net income (loss) from discontinued operations per share	$(0.01)	$0.26
Net loss per share	$(1.08)	$(0.45)
Basic and diluted weighted average shares outstanding	9,168	8,700
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(9,940)	$(3,929)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(835)	23
Change in net unrealized gain (loss) on marketable securities, net of tax	10	(4)
Total other comprehensive income (loss)	(825)	19
Total comprehensive loss	$(10,765)	$(3,910)
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(9,940)	$(3,929)
Net income (loss) from discontinued operations, net of tax	(67)	2,244
Net loss from continuing operations	(9,873)	(6,173)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	748	455
Current income tax benefit resulting from income generated from discontinued operations	—	(1,161)
Deferred income tax benefit	(89)	(25)
Loss on disposal of property and equipment	1	—
Stock-based compensation	568	349
Changes in operating assets and liabilities:
Receivables	4,084	(781)
Finished goods inventories	(239)	34
Prepaid income taxes / income taxes payable	(142)	384
Prepaid expenses and other assets	(1,293)	(1,487)
Trade accounts payable	(238)	524
Accrued compensation	(1,839)	(2,010)
Other accrued expenses and other current liabilities	72	53
Deferred revenue	1,208	1,490
Other non-current liabilities	(35)	(32)
Net cash used in continuing operating activities	(7,067)	(8,380)
Net cash provided by (used in) discontinued operating activities	(397)	3,841
Net cash used in operating activities	(7,464)	(4,539)
Cash flows used in investing activities:
Purchases of marketable securities	(7,250)	(13,999)
Sales and maturities of marketable securities	10,250	9,000
Purchases of property and equipment	(240)	(179)
Proceeds from sale of property and equipment	43	—
Net cash provided by (used in) continuing investing activities	2,803	(5,178)
Net cash provided by discontinued investing activities	—	143
Net cash provided by (used in) investing activities	2,803	(5,035)
Cash flows from financing activities:
Proceeds from employee stock plans	45	108
Net cash provided by financing activities	45	108
Effect of exchange rate changes on cash	(143)	20
Net decrease in cash and cash equivalents	(4,759)	(9,446)
Cash and cash equivalents, beginning of period	11,684	37,725
Cash and cash equivalents, end of period	$6,925	$28,279
Supplemental disclosures of net cash received during the period for:
Income taxes received (paid), net	$(112)	$476
See accompanying notes to unaudited condensed consolidated financial statements.

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
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. As further described in note 3, on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company has one remaining reportable segment, the enterprise video content management software business. The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. All remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.
Qumu’s enterprise video content management software business provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. Qumu helps organizations around the world realize the greatest possible value from video and other rich content they create and publish. The Company markets its products to customers in North America, Europe and Asia.
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. In accordance with ASC 205-20, the operating results for the three months ended March 31, 2015 and the financial position as of March 31, 2015 reflect the Company's disc publishing business as discontinued operations. Previously reported operating results and financial position for comparable periods in 2014 have also been restated to reflect this reclassification. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.
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
2) Acquisition of Kulu Valley, Ltd.
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
After inclusion of working capital and other adjustments required under the Share Purchase Agreements, the aggregate net purchase price totaled approximately $14,591,000 consisting of a cash outlay of approximately $11,556,000, net of cash acquired in the transaction of $2,466,000, and approximately 275,000 shares of Qumu Corporation's common stock valued at the closing price per share of $12.95 on the date of acquisition. For purposes of calculating the purchase price attributable to the 275,000 shares of Company common stock issuable in the Share Purchase Transaction, the parties agreed upon a value of $13.75 per share. All of the shares of the Company’s common stock issued in the Share Purchase Transaction were issued to shareholders of Kulu who are also employees of Kulu. Pursuant to the terms of a lock-up letter agreement, the shares issued in the Share Purchase Transaction will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for all of the shares issued at 365 days following the closing of the Share Purchase Transaction. Following the acquisition, Kulu’s liabilities consisted of trade payables, accrued expenses, deferred tax liabilities and deferred revenue related primarily to active software subscription agreements. Of the cash amounts payable in the acquisition, $2,000,000 was subject to escrow for a fifteen month period to secure certain warranty and indemnification obligations to the Company. The acquisition was funded through the use of cash held by the Company at the acquisition date and the Company's common stock.
The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The results of operations of Kulu are included in the Company’s Consolidated Statements of Operations since October 3, 2014, the date of the acquisition. The impact of applying fair value purchase accounting adjustments resulted in a $1.1 million reduction in the carrying value of deferred revenues. The acquisition of Kulu’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.
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
The aggregate purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair values assigned to intangible assets were determined through the use of forecasted cash inflows and outflows, primarily applying a relief-from royalty and a multi-period excess earnings method. These valuation methods were based on management’s estimates as of the acquisition date of October 3, 2014. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for tax purposes. Transaction costs of approximately $245,000 were expensed as incurred and were included in the Company’s selling, general and administrative expenses for the period ending December 31, 2014.
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
In the aggregate, the identifiable intangible assets were valued at $6,663,000, of which $4,233,000 was allocated to developed technology, $2,315,000 was allocated to customer relationships, $74,000 was allocated to trade name and $41,000 was allocated to covenant not-to-compete agreements. The acquired intangible assets will be amortized based on estimated expected future cash flows for a period ranging from fifteen months to nine years. Amortization expense related to the acquired intangibles is reflected in cost of service revenues and operating expenses - amortization of purchased intangibles in the Condensed Consolidated

Statements of Operations. See Note 7, "Goodwill and Intangible Assets" for a rollforward of the carrying value of goodwill and intangible assets.
As part of the opening balance sheet purchase accounting, the Company established a net deferred tax liability of $1.3 million. This consisted of a deferred tax liability of approximately $1.5 million for the estimated future impact of the difference in the U.S. book versus U.K. statutory and tax basis of the purchased intangible assets, deferred revenues and accrued compensation. Partially offsetting this was the impact of the establishment of deferred tax assets amounting to approximately $0.2 million for the future benefit of utilization of acquired net operating losses and the impact of cumulative temporary U.S. book to tax differences.

(3)	Divestiture of Disc Publishing Business
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the three months ended March 31, 2015 have been reported on this basis. Previously reported results for the three months ended March 31, 2014 have also been restated to reflect this reclassification.
On July 1, 2014, the Company’s sale of the disc publishing business was completed. The Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55439.
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow is classified as restricted cash in current assets on the Condensed Consolidated Balance Sheets as of March 31, 2015. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
The operational results of the disc publishing business are presented in the “Net income (loss) from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations.  The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations.
Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
Revenue, operating income, income tax expense and net income (loss) from discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue	$—	$14,863
Operating income	—	3,142
Income tax expense	—	1,101
Net income (loss) from discontinued operations, net of tax	$(67)	$2,244

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	March 31, 2015	December 31, 2014
Current assets from discontinued operations	$910	$1,026
Accrued compensation	$—	$31
Other current liabilities	50	417
Current liabilities from discontinued operations	$50	$448

(4)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended March 31,
	2015	2014
Stock options	10,000	—
Restricted stock awards and restricted stock units	6,750	—
The stock-based awards granted during the three months ended March 31, 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation cost, before income tax benefit:
Stock options	$215	$208
Restricted stock and restricted stock units	353	141
Total stock-based compensation	$568	$349
	Three Months Ended March 31,
	2015	2014
Stock-based compensation cost included in:
Cost of revenues	$36	$7
Operating expenses	532	342
Total stock-based compensation	$568	$349

(5)	Income Taxes
As of March 31, 2015 and December 31, 2014, the Company’s liability for gross unrecognized tax benefits totaled $909,000 and $900,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $4,000 and $1,000 on a gross basis at March 31, 2015 and December 31, 2014, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(6)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$20,500	$—	$(4)	$20,496
Total marketable securities	$20,500	$—	$(4)	$20,496

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$23,500	$—	$(14)	$23,486
Total marketable securities	$23,500	$—	$(14)	$23,486
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of March 31, 2015 and December 31, 2014 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 8, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(7)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Amortizable intangible assets as of March 31, 2015:
Original cost	$5,115	$8,567	$2,190	$38	$15,910
Accumulated amortization	(772)	(2,186)	(382)	(9)	(3,349)
Net identifiable intangible assets	$4,343	6,381	1,808	29	$12,561
Weighted-average useful lives (years)	10	6	15	2	9

	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Amortizable intangible assets as of December 31, 2014:
Original cost	$5,226	$8,770	$2,193	$40	$16,229
Accumulated amortization	(671)	(1,832)	(334)	(8)	(2,845)
Net identifiable intangible assets	$4,555	6,938	1,859	32	$13,384
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net intangible assets for the three months ended March 31, 2015 consisted of (in thousands):

Beginning balance at December 31, 2014	$13,384
Amortization expense	(515)
Currency translation	(308)
Ending balance at March 31, 2015	$12,561
Amortization expense associated with the developed technology included in cost of service revenues was $316,000 and $194,000 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $199,000 and $157,000 for the three months ended March 31, 2015 and 2014, respectively.
Changes in the Company’s goodwill consisted of the following (in thousands):

Beginning balance at December 31, 2014	$8,525
Currency translation	(422)
Ending balance at March 31, 2015	$8,103

(8)	Fair Value Measurements
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2015 and December 31, 2014, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$20,496	$20,496	$—	$—
Total assets	$20,496	$20,496	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$23,486	$23,486	$—	$—
Total assets	$23,486	$23,486	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company’s date of purchase and trade in active markets.

(9)	Common Stock Repurchases and Dividends
The Company’s Board of Directors has approved a common stock repurchase program and since October 2010 has authorized the repurchase of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the three months ended March 31, 2015 and 2014, respectively.

(10)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,673,000 and 1,773,000 for the three months ended March 31, 2015 and 2014, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net loss per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 173,000 and 83,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three months ended March 31, 2015 and 2014, respectively. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2015	2014
Shares outstanding at end of period	9,138	8,684
Basic weighted average shares outstanding	9,168	8,700
Dilutive effect of stock options and restricted stock units	—	—
Total diluted weighted average shares outstanding	9,168	8,700
Net loss from continuing operations	$(9,873)	$(6,173)
Net loss from continuing operations per basic and diluted share	$(1.07)	$(0.71)

(11)	Contingencies
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

(12)	Investment in Software Company
At March 31, 2015 and December 31, 2014, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017, subject to a potential one-year deferral to January 1, 2018 based on a recent proposal from the Financial Accounting Standards Board. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s condensed consolidated statements of operations.

	Percentage (%) of Revenues Three Months Ended March 31,		Percentage (%) Inc/(Dec) Between Periods
	2015	2014	2015 vs. 2014
Revenues	100.0%	100.0%	51.9%
Cost of revenues	(63.2)	(64.6)	48.7
Gross profit	36.8	35.4	57.8
Operating expenses:
Research and development	46.9	51.5	38.4
Selling, general and administrative	154.0	165.9	41.0
Amortization of intangibles	3.3	4.0	26.8
Total operating expenses	204.2	221.4	40.2
Operating loss	(167.4)	(186.0)	36.8
Other income (expense), net	(0.8)	(0.4)	nmf
Loss before income taxes	(168.2)	(186.4)	37.2
Income tax benefit	(2.9)	(29.3)	(84.9)
Net loss from continuing operations	(165.3)	(157.1)	59.9
Net income (loss) from discontinued operations, net of tax	(1.1)	57.1	(103.0)
Net loss	(166.4)	(100.0)	153.0
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
For additional information on the asset purchase agreement and the Asset Sale Transaction, please see the Company’s Current Reports on Form 8-K dated April 24, 2014 and July 1, 2014 and Note 3 “Divestiture of Disc Publishing Business.”
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

As a result of the transaction, Kulu is a wholly-owned subsidiary of the Company. For additional information on the acquisition transaction, please see Note 2 to the Condensed Consolidated Financial Statements.
As a result of the sale of its disc publishing business in the Asset Sale Transaction and expansion of its video content management business with the acquisition of Kulu, the Company has one reportable segment, the enterprise video content management software business.
In accordance with ASC 205-20, the results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three months ended March 31, 2015. Previously reported results for three months ended March 31, 2014 have been restated to reflect this reclassification, and are presented in the “Net income (loss) from discontinued operations, net of tax” line item on the Condensed Consolidated Statements of Operations. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
The following discussion of period-to-period changes and trends in financial statement results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above.
In this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the Company provides certain information relating to trends in, and factors affecting, future revenue, gross profit margins, operating expense and liquidity and capital resources. This information is “forward-looking” and subject to the risks and uncertainties identified in “Cautionary Note Regarding Forward-Looking Statements” below and these important factors could cause the Company's future results to differ materially from the trends or results anticipated or planned by the Company, or the trends or results expressed or implied by any forward-looking statements.
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
The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. Software license and appliance revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of appliances, software-enabled devices and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, software and maintenance subscription and cloud-based SaaS arrangements, managed services and professional services. Qumu has no long-term debt and does not require significant capital investment as it outsources to third-party vendors the required fabrication of its hardware-related products.
Revenues.
The table below describes Qumu’s revenues by product category (in thousands):

	Three Months Ended March 31,				Inc (Dec) Between Periods

	2015		2014
	$	%	$	%	$	%
Software licenses and appliances	$984	16%	$1,196	30%	$(212)	(18%)
Service	4,985	84%	2,733	70%	2,252	82%
Total revenues	$5,969	100%	$3,929	100%	$2,040	52%

Total revenues increased 52% for the three months ended March 31, 2015 to $6.0 million from $3.9 million in the comparable prior-year period. Service revenues rose $2.3 million, while revenues from software licenses and appliances decreased by $0.2 million for the three months ended March 31, 2015 compared to the same period in 2014.

The increase in service revenues in the first quarter of 2015 was driven by the generation of cloud-based SaaS revenues contributed from Kulu Valley (acquired effective October 3, 2014) and recognition of revenue from a large term-based arrangement closed in the first quarter of 2014 for which revenue is being recognized over the three-year term of the contract. Also contributing significantly to the increase in service revenues was continued growth of maintenance support revenues, stemming primarily from expansion of the customer base and strong maintenance renewal rates, and higher professional services revenues as Qumu assists its customers in the deployment of its growing base of enterprise video solutions.
The decrease in software license and appliance revenues in the current-year period was largely impacted by a reduction in the value of perpetual product license contracts being closed and converted to revenue. Revenues can vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses and cloud-based SaaS arrangements result in most of the revenue being recognized over the period of the contract.
Contracted commitments for the first quarter ended March 31, 2015 totaled $8.1 million, and contracted commitment backlog aggregated $33.9 million as of March 31, 2015. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments.
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
Gross Profit. Gross profit as a percentage of total revenues was 36.8% for the three months ended March 31, 2015 compared to 35.4% for the same period in 2014. The 1.4 percentage point increase in gross margin was a result of overall growth in revenue volume in the current-year period providing greater absorption of increased investments in customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings.
Gross margins for the three months ended March 31, 2015 and 2014 are inclusive of the impact of approximately $0.3 million and $0.2 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of service revenues in 2015 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth of the Company's software revenues, the proportion of perpetual license revenue relative to term or subscription-based license revenue recognized in a period, the amount of hardware and third party products included in the sales mix, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $12.2 million for the three months ended March 31, 2015 compared to $8.7 million in the comparable prior-year period. The $3.5 million increase in operating expenses in the current-year period occurred across all major functional areas, and reflects expense growth from personnel added as part of the acquisition of Kulu Valley in October 2014 as well as the addition of employees to support growth of Qumu's operations on a global basis.
Research and development expenses totaled $2.8 million for the three months ended March 31, 2015 compared to $2.0 million in the comparable prior-year period. The primary contributor to the $0.8 million increase in expenses was the addition of employees to support development of expanded software functionality and software engineering personnel added as part of the acquisition of Kulu Valley in October 2014.
Selling, general and administrative expenses totaled $9.2 million for the three months ended March 31, 2015, compared to $6.5 million for the same period in 2014. The $2.7 million rise in expenses in the current-year period was driven primarily by an increase in sales personnel to support growth in global sales, higher sales commissions stemming from an increase in revenues and additional employee costs from the acquisition of Kulu Valley. Also contributing to the increase in selling, general and administrative expenses in the current-year period were non-recurring audit, legal and outside service costs associated with transition and restructuring activities.
Amortization of Purchased Intangibles. Operating expenses include $0.2 million for the three months ended March 31, 2015 and 2014, respectively for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2015 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net. For the three months ended March 31, 2015, the Company recognized interest income on cash and marketable securities of $16,000, compared to $12,000 in the comparable prior-year period. Other income (expense) for the three months ended March 31, 2015 also included net losses on foreign currency transactions of $64,000, compared to $17,000 for the same prior-year period.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded an income tax benefit of $0.2 million for the three months ended March 31, 2015, compared to an income tax benefit of $1.2 million in the comparable prior-year period. The tax benefit recorded in the current-year period primarily reflects a tax benefit for a loss incurred by the Company's newly acquired Kulu Valley subsidiary, based in the United Kingdom. The tax benefit recorded for the prior-year period primarily reflects the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations. Income tax benefits realized in continuing operations on this basis were offset by a corresponding allocation of income tax expense to discontinued operations.
Net Loss from Continuing Operations / Net Loss Per Share. The resulting net loss from continuing operations for the three months ended March 31, 2015 and 2014 was $9.9 million and $6.2 million, respectively. Net loss from continuing operations per basic and diluted share amounts were $1.07 and $0.71 for the three months ended March 31, 2015 and 2014, respectively.
Net Income (loss) from Discontinued Operations, Net of Tax. Net income (loss) from discontinued operations, net of income taxes, amounted to a net loss of $0.1 million for the three months ended March 31, 2015, compared to net income of $2.2 million for the comparable prior-year period. Net income (loss) from discontinued operations per basic and diluted share amounts were ($0.01) and $0.26 for the three months ended March 31, 2015 and 2014, respectively. The $0.1 million net loss recognized for the three months ended March 31, 2015 resulted from an unrealized foreign currency exchange loss associated with an outstanding withholding tax receivable.
Net Income (Loss) / Net Income (Loss) Per Share. Consolidated net income or loss from both continuing and discontinued operations for the three months ended March 31, 2015 and 2014 was a net loss of $9.9 million and $3.9 million, respectively. Consolidated net loss per basic and diluted share amounts were $1.08 and $0.45 for the three months ended March 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves as well as any cash flows that may be generated from current operations. At March 31, 2015, the Company had aggregate working capital of $24.3 million, down $9.1 million from working capital of $33.4 million at December 31, 2014. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the three months ended March 31, 2015 of $8.6 million and purchases of property and equipment of $0.2 million. Qumu has no long-term debt and does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $3.6 million as of March 31, 2015. The Company does not currently intend to repatriate the cash and related balances held by its international subsidiaries.
Net cash used in operating activities totaled, in the aggregate, $7.5 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively. The $3.0 million increase in cash used in operating activities in the first quarter of 2015 relative to the same period in 2014 resulted from a $4.2 million unfavorable change in cash from discontinued operations as a result of a net use of cash of $0.4 million in the current-year period compared to generation of $3.8 million of cash in the comparable prior- year period. The Company sold its discontinued disc publishing business effective July 1, 2014. Continuing operating activities used $1.3 million less cash in the first quarter of 2015 compared to the same prior-year period, partially offsetting the discontinued operations impact on cash. The $1.3 million reduction in cash used for continuing operating activities was driven by a $3.4 million favorable change in operating assets and liabilities, partially offset by a $2.1 million increase in net loss adjusted for the impact of non-cash and non-operating items. Primarily contributing to the change in operating assets and liabilities compared to the prior year were favorable changes of $4.9 million in receivables and $0.2 million in accrued compensation, partially offset by unfavorable changes of $0.8 million in trade accounts payable, $0.5 million in prepaid income taxes and $0.3 million in inventories.
The favorable change in accounts receivable compared to the prior year was due to a $4.2 million increase in sales in the preceding fourth quarter of 2014 compared to fourth quarter of 2013 and a higher proportion of fourth quarter sales being collected in the first quarter of 2015 compared to the prior year. The favorable change in accrued compensation compared to the first quarter of 2014 was primarily due to the payout in 2014 of a larger bonus under the Company’s long-term incentive plan due to the achievement of above-target performance under that plan in 2013. The unfavorable change in trade accounts payable was primarily due to the timing of payments and the unfavorable change in prepaid income taxes was primarily due to the receipt of state income tax refunds in the first quarter of 2014. The unfavorable change in inventories in the current-year period resulted from purchases of appliances late in the first quarter in preparation for second quarter sales.
Net cash provided by investing activities totaled, in the aggregate, $2.8 million for the three months ended March 31, 2015 compared to net cash used of $5.0 million in the comparable prior-year period. Primarily driving the generation of cash in the current-year period were maturities of marketable securities, net of related purchases, of $3.0 million, partially offset by purchases of property and equipment of $0.2 million. The $5.0 million use of cash in the first three months of 2014 resulted from purchases of marketable securities, net of related maturities, of $5.0 million and purchases of property and equipment of $0.2 million, partially offset by cash provided by discontinued operations of $0.2 million.
Financing activities for the three months ended March 31, 2015 and 2014 consisted entirely of proceeds from stock option exercises, providing nominal cash in the first three months of 2015 and $0.1 million of cash in the same period in 2014.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the three months ended March 31, 2015 and 2014, respectively.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2015.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2015.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the Company's ability to successfully implement its growth strategy; the economic health of the markets from which Qumu derives its sales; the Company's ability to keep pace with changes in technology in the Company's targeted markets; increasing competition and the ability of the Company's products to successfully compete with products of competitors; the ability of the Company's newly developed products to gain acceptance and compete against products in their markets; the return on the Company's investment in strategic initiatives may be lower or develop more slowly than expected; the significance of the Company's international operations and the risks associated with international operations including currency fluctuations, local economic health and management of these operations over long distances; the Company's ability to protect its intellectual property and to defend claims of others relating to its intellectual property; risks related to open source software incorporated into the Company's products; the Company's ability to effectively market its products and serve customers through its sales force, resellers and strategic partners; the ability of the Company's products to deliver fast, efficient and reliable service; the effect of U.S. and international regulation; fluctuations in the Company's operating results; the Company's dependence upon its key personnel; the volatility of the price of the Company's common stock; the negative effect on the Company's common stock price of future sales of common stock; provisions governing the Company relating to a change of control, compliance with corporate governance and securities disclosures rules and other risks; and the potential operating difficulties or other negative consequences relating to our acquisition of Kulu Valley, Ltd., including those set forth in the Company's reports filed with the Securities and Exchange Commission, including Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of March 31, 2015, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling and Japanese Yen to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weakness in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2014 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 was not effectively remediated as of March 31, 2015 due to the fact that an insufficient period of time has passed for management to thoroughly test and document the operation of the additional, enhanced or otherwise affected internal controls. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 8, 2015	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ James R. Stewart
James R. Stewart
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)