Form 10-Q
period 2015-06-30
Qumu Corp
filed 2015-08-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at July 31, 2015 – 9,254,316 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	June 30, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$4,735	$11,684
Marketable securities	14,753	23,486
Restricted cash	2,301	2,300
Receivables, net of allowance for doubtful accounts of $33 and $55, respectively	6,722	10,090
Finished goods inventories	384	168
Prepaid income taxes	512	301
Prepaid expenses and other current assets	5,565	3,633
Deferred income taxes - current	62	64
Current assets from discontinued operations	945	1,026
Total current assets	35,979	52,752
Property and equipment, net of accumulated depreciation of $2,298 and $1,842, respectively	2,209	1,899
Intangible assets, net of amortization	12,401	13,384
Goodwill	8,609	8,525
Other assets - non-current	3,985	3,617
Total assets	$63,183	$80,177
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable and other accrued liabilities	$2,962	$3,529
Accrued compensation	4,463	6,222
Deferred revenue	10,036	9,015
Deferred income taxes - current	32	110
Income taxes payable	24	53
Financing obligations - current	163	—
Current liabilities from discontinued operations	50	448
Total current liabilities	17,730	19,377
Non-current liabilities:
Deferred revenue - non-current	1,143	1,047
Income taxes payable - non-current	9	8
Deferred tax liability - non-current	991	1,071
Financing obligations - non-current	315	—
Other non-current liabilities	331	401
Total non-current liabilities	2,789	2,527
Total liabilities	20,519	21,904
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,254,316 and 9,127,425, respectively	93	91
Additional paid-in capital	64,729	63,566
Accumulated deficit	(21,489)	(4,599)
Accumulated other comprehensive loss	(669)	(785)
Total stockholders’ equity	42,664	58,273
Total liabilities and stockholders’ equity	$63,183	$80,177
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Software licenses and appliances	$2,719	$4,714	$3,703	$5,910
Service	6,045	3,690	11,030	6,423
Total revenues	8,764	8,404	14,733	12,333
Cost of revenues:
Software licenses and appliances	706	1,464	939	2,236
Service	3,786	2,778	7,328	4,545
Total cost of revenues	4,492	4,242	8,267	6,781
Gross profit	4,272	4,162	6,466	5,552
Operating expenses:
Research and development	2,858	2,264	5,660	4,288
Selling, general and administrative	8,298	7,421	17,490	13,938
Amortization of purchased intangibles	200	156	399	313
Total operating expenses	11,356	9,841	23,549	18,539
Operating loss	(7,084)	(5,679)	(17,083)	(12,987)
Other income (expense):
Interest, net	15	10	31	22
Loss on currency exchange	(4)	(6)	(68)	(23)
Other, net	—	—	—	(10)
Total other income (expense), net	11	4	(37)	(11)
Loss before income taxes	(7,073)	(5,675)	(17,120)	(12,998)
Income tax benefit	(146)	(296)	(319)	(1,446)
Net loss from continuing operations	(6,927)	(5,379)	(16,801)	(11,552)
Net income (loss) from discontinued operations, net of tax	(22)	562	(89)	2,806
Net loss	$(6,949)	$(4,817)	$(16,890)	$(8,746)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(0.75)	$(0.61)	$(1.83)	$(1.32)
Net income (loss) from discontinued operations per share	$—	$0.06	$—	$0.32
Net loss per share	$(0.75)	$(0.55)	$(1.83)	$(1.00)
Basic and diluted weighted average shares outstanding	9,243	8,748	9,206	8,724
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,949)	$(4,817)	$(16,890)	$(8,746)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	934	(91)	99	(68)
Change in net unrealized gain (loss) on marketable securities, net of tax	7	(13)	17	(17)
Total other comprehensive income (loss)	941	(104)	116	(85)
Total comprehensive loss	$(6,008)	$(4,921)	$(16,774)	$(8,831)
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(16,890)	$(8,746)
Net income (loss) from discontinued operations, net of tax	(89)	2,806
Net loss from continuing operations	(16,801)	(11,552)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,503	924
Current income tax benefit resulting from income generated from discontinued operations	—	(1,463)
Deferred income tax benefit	(170)	(25)
Loss on disposal of property and equipment	4	10
Stock-based compensation	1,068	784
Changes in operating assets and liabilities:
Receivables	3,393	(5,456)
Finished goods inventories	(216)	(39)
Prepaid income taxes / income taxes payable	(209)	396
Prepaid expenses and other assets	(2,077)	(1,555)
Trade accounts payable and other accrued liabilities	(559)	762
Accrued compensation	(1,763)	(1,153)
Deferred revenue	1,073	1,741
Other non-current liabilities	(69)	(63)
Net cash used in continuing operating activities	(14,823)	(16,689)
Net cash provided by (used in) discontinued operating activities	(397)	5,980
Net cash used in operating activities	(15,220)	(10,709)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(9,250)	(20,251)
Sales and maturities of marketable securities	17,965	9,000
Purchases of property and equipment	(425)	(367)
Proceeds from sale of property and equipment	43	—
Net cash provided by (used in) continuing investing activities	8,333	(11,618)
Net cash provided by discontinued investing activities	—	22
Net cash provided by (used in) investing activities	8,333	(11,596)
Cash flows provided by (used in) financing activities:
Checks written in excess of bank balance	—	74
Common stock repurchases to settle employee withholding liability	(45)	(52)
Principal payments on capital lease obligations	(168)	—
Proceeds from employee stock plans	142	108
Net cash provided by (used in) continuing financing activities	(71)	130
Net cash used in discontinued financing activities	—	(5)
Net cash provided by (used in) financing activities	(71)	125
Effect of exchange rate changes on cash	9	11
Net decrease in cash and cash equivalents	(6,949)	(22,169)
Cash and cash equivalents, beginning of period	11,684	37,725
Cash and cash equivalents, end of period	$4,735	$15,556
Supplemental disclosures of net cash received during the period for:
Income taxes received (paid), net	$(95)	$473
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. In accordance with ASC 205-20, the operating results for the three and six months ended June 30, 2015 and 2014 and the financial position as of June 30, 2015 and December 31, 2014 reflect the Company's disc publishing business as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.
These condensed consolidated financial statements reflect an immaterial correction to the amounts reported for the three and six months ended June 30, 2014 which resulted in a decrease to income tax expense from continuing operations and an offsetting decrease to net income from discontinued operations, net of tax, in the amount of $1.5 million, which was previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2014.
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
After inclusion of working capital and other adjustments required under the Share Purchase Agreements, the aggregate net purchase price totaled approximately $14,591,000 consisting of a cash outlay of approximately $11,556,000, net of cash acquired in the transaction of $2,466,000, and approximately 275,000 shares of Qumu Corporation's common stock valued at the closing price per share of $12.95 on the date of acquisition. For purposes of calculating the purchase price attributable to the 275,000 shares of Company common stock issuable in the Share Purchase Transaction, the parties agreed upon a value of $13.75 per share. All of the shares of the Company’s common stock issued in the Share Purchase Transaction were issued to shareholders of Kulu who are also employees of Kulu. Pursuant to the terms of a lock-up letter agreement, the shares issued in the Share Purchase Transaction will be restricted from transfer, subject to certain exceptions. The restrictions will lapse for all of the shares issued at 365 days following the closing of the Share Purchase Transaction. Following the acquisition, Kulu’s liabilities consisted of trade payables, accrued expenses, deferred tax liabilities and deferred revenue related primarily to active software subscription agreements. Of the cash amounts payable in the acquisition, $2,000,000 was subject to escrow for a fifteen-month period to secure certain warranty and indemnification obligations to the Company. The acquisition was funded through the use of cash held by the Company at the acquisition date and the Company's common stock.
The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The results of operations of Kulu are included in the Company’s Consolidated Statements of Operations since October 3, 2014, the date of the acquisition. The impact of applying fair value purchase accounting adjustments resulted in a $1.1 million reduction in the carrying value of deferred revenues. The acquisition of Kulu’s assets and liabilities does not constitute a material business combination and, accordingly, pro forma results have not been included.
The following table summarizes the purchase accounting allocation of the total purchase price to Kulu’s net tangible and intangible assets, with the residual allocated to goodwill (in thousands):

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

In the aggregate, the identifiable intangible assets were valued at $6,663,000, of which $4,233,000 was allocated to developed technology, $2,315,000 was allocated to customer relationships, $74,000 was allocated to trade name and $41,000 was allocated to covenant not-to-compete agreements. The acquired intangible assets will be amortized based on estimated expected future cash flows for a period ranging from fifteen months to nine years. Amortization expense related to the acquired intangibles is reflected in cost of service revenues and operating expenses – amortization of purchased intangibles in the Condensed Consolidated Statements of Operations. See Note 7, "Intangible Assets and Goodwill" for a rollforward of the carrying value of intangible assets and goodwill.
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the three and six months ended June 30, 2015 and 2014 have been reported on this basis.
On July 1, 2014, the Company’s sale of the disc publishing business was completed. The Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55439.
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow is classified as restricted cash in current assets on the Condensed Consolidated Balance Sheets as of June 30, 2015. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
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
Revenue, operating income, income tax expense and net income (loss) from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$—	$15,059	$—	$29,922
Operating income	—	1,475	—	4,617
Income tax expense	—	800	—	1,901
Net income (loss) from discontinued operations, net of tax	$(22)	$562	$(89)	$2,806

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	June 30, 2015	December 31, 2014
Current assets from discontinued operations	$945	$1,026
Accrued compensation	$—	$31
Other current liabilities	50	417
Current liabilities from discontinued operations	$50	$448

(4)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	130,000	47,500	140,000	47,500
Restricted stock awards and restricted stock units	143,468	87,500	150,218	87,500
With the exception of the awards described in the following paragraph, the stock options, restricted stock awards and restricted stock units granted during the three and six months ended June 30, 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
In addition to awards granted under the 2007 Plan, the Company granted an award of non-qualified options to purchase 130,000 shares of its common stock to a newly hired executive management level employee on May 18, 2015. The options were granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the first day of employment, vest in four equal installments on each of the first four anniversaries of the date of grant and have a term of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to a stock option agreement between the Company and the employee.
Included in the grant of restricted stock awards and restricted stock units during the three months ended June 30, 2015 were 25,251 performance-based restricted stock awards granted to executive management level employees for which no expense was recognized for the three and six months ended June 30, 2015 as the performance criteria are not currently expected to be met.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation cost, before income tax benefit:
Stock options	$158	$207	$373	$415
Restricted stock awards and restricted stock units	342	228	695	369
Total stock-based compensation	$500	$435	$1,068	$784
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation cost included in:
Cost of revenues	$39	$11	$75	$18
Operating expenses	461	424	993	766
Total stock-based compensation	$500	$435	$1,068	$784

(5)	Income Taxes
As of June 30, 2015 and December 31, 2014, the Company’s liability for gross unrecognized tax benefits totaled $909,000 and $900,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $4,000 and $1,000 on a gross basis at June 30, 2015 and December 31, 2014, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(6)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$14,750	$3	$—	$14,753
Total marketable securities	$14,750	$3	$—	$14,753

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$23,500	$—	$(14)	$23,486
Total marketable securities	$23,500	$—	$(14)	$23,486
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of June 30, 2015 and December 31, 2014 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 9, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(7)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,267	$8,792	$2,194	$40	$16,293
Accumulated amortization	(887)	(2,561)	(433)	(11)	(3,892)
Net identifiable intangible assets	$4,380	6,231	1,761	29	$12,401
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2014
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,226	$8,770	$2,193	$40	$16,229
Accumulated amortization	(671)	(1,832)	(334)	(8)	(2,845)
Net identifiable intangible assets	$4,555	6,938	1,859	32	$13,384
Weighted-average useful lives (years)	10	6	15	2	9

Changes to the carrying amount of net amortizable intangible assets for the six months ended June 30, 2015 consisted of the following (in thousands):

Six Months Ended June 30, 2015
Balance, beginning of period	$13,384
Amortization expense	(1,032)
Currency translation	49
Balance, end of period	$12,401
Amortization expense associated with the developed technology included in cost of service revenues was $317,000 and $140,000 for the three months ended June 30, 2015 and 2014, respectively, and $633,000 and $280,000 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $200,000 and $156,000 for the three months ended June 30, 2015 and 2014, respectively, and $399,000 and $313,000 for the six months ended June 30, 2015 and 2014, respectively.
Changes to the carrying amount of goodwill for the six months ended June 30, 2015 consisted of the following (in thousands):

Six Months Ended June 30, 2015
Balance, beginning of period	$8,525
Currency translation	84
Balance, end of period	$8,609

(8)	Financing Obligations
During the six months ended June 30, 2015, the Company acquired $411,000 in computer and network equipment through the issuance of capital leases. Balances for assets acquired under capital lease obligations were as follows (in thousands):

	June 30, 2015	December 31, 2014
Computer and network equipment	$411	$—
Accumulated depreciation	(23)	—
Assets acquired under capital lease obligations, net	$388	$—
As of June 30, 2015, the future minimum payments under capital leases with initial terms of one year or more are as follows (in thousands):

Periods ending December 31,
2015	$91
2016	181
2017	181
2018	61
Total minimum lease payments	514
Less amount representing interest	(36)
Present value of net minimum lease payments	478
Less current portion	(163)
Balance, end of period	$315

(9)	Fair Value Measurements
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2015 and December 31, 2014, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$14,753	$14,753	$—	$—
Total assets	$14,753	$14,753	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$23,486	$23,486	$—	$—
Total assets	$23,486	$23,486	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company’s date of purchase and trade in active markets.

(10)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,632,000 and 1,647,000 for the three and six months ended June 30, 2015, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. Stock options and restricted stock units to acquire weighted average common shares of 1,755,000 and 1,768,000 for the three and six months ended June 30, 2014, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net loss per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 196,000 and 174,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three and six months ended June 30, 2015, respectively. The Company included in its computation of weighted average shares outstanding approximately 89,000 and 78,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three and six months ended June 30, 2014, respectively. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares outstanding at end of period	9,254	8,755	9,254	8,755
Basic weighted average shares outstanding	9,243	8,748	9,206	8,724
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	9,243	8,748	9,206	8,724
Net loss from continuing operations	$(6,927)	$(5,379)	$(16,801)	$(11,552)
Net loss from continuing operations per basic and diluted share	$(0.75)	$(0.61)	$(1.83)	$(1.32)

(11)	Contingencies
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
At June 30, 2015 and December 31, 2014, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The new standard is effective for the Company on January 1, 2018 but may be early adopted effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the timing of its adoption and the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for the Company on January 1, 2016, with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table sets forth, for the periods indicated, selected items from the Company’s Condensed Consolidated Statements of Operations.

	Percentage (%) of Revenues Three Months Ended June 30,		Percentage (%) of Revenues Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(51.3)	(50.5)	(56.1)	(55.0)
Gross profit	48.7	49.5	43.9	45.0
Operating expenses:
Research and development	32.6	26.9	38.4	34.8
Selling, general and administrative	94.6	88.3	118.8	113.0
Amortization of intangibles	2.3	1.9	2.7	2.5
Total operating expenses	129.5	117.1	159.9	150.3
Operating loss	(80.8)	(67.6)	(116.0)	(105.3)
Other income (expense), net	0.1	—	(0.2)	(0.1)
Loss before income taxes	(80.7)	(67.6)	(116.2)	(105.4)
Income tax benefit	(1.7)	(3.6)	(2.2)	(11.7)
Net loss from continuing operations	(79.0)	(64.0)	(114.0)	(93.7)
Net income (loss) from discontinued operations, net of tax	(0.3)	6.7	(0.6)	22.8
Net loss	(79.3)	(57.3)	(114.6)	(70.9)
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
For additional information on the asset purchase agreement and the Asset Sale Transaction, please see the Company’s Current Reports on Form 8-K dated April 24, 2014 and July 1, 2014 and Note 3, “Divestiture of Disc Publishing Business.”
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
In accordance with ASC 205-20, the results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and six months ended June 30, 2015 and 2014. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations as of June 30, 2015 and December 31, 2014. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
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
The Company's enterprise video content management software products are deployed primarily through the sale of software licenses, software on a server appliance, software-enabled devices and a cloud-based Software-as-a-Service (SaaS) platform. Software maintenance contracts, professional services and managed services are also sold with these solutions. Software license and appliance revenues on the accompanying Condensed Consolidated Statements of Operations include the Company's sale of appliances, software-enabled devices and software licenses. Service revenues on the Condensed Consolidated Statements of Operations include revenues from maintenance contracts, software and maintenance subscription and cloud-based SaaS arrangements, managed services and professional services. Qumu does not require significant capital investment as it outsources to third-party vendors the required fabrication of its hardware-related products.
Revenues. The table below describes Qumu’s revenues by product category (in thousands):

	Three Months Ended June 30,				Inc (Dec) Between Periods		Six Months Ended June 30,				Inc (Dec) Between Periods

	2015		2014				2015		2014
	$	%	$	%	$	%	$	%	$	%	$	%
Software licenses and appliances	$2,719	31%	$4,714	56%	$(1,995)	(42%)	$3,703	25%	$5,910	48%	$(2,207)	(37%)
Service	6,045	69%	3,690	44%	2,355	64%	11,030	75%	6,423	52%	4,607	72%
Total revenues	$8,764	100%	$8,404	100%	$360	4%	$14,733	100%	$12,333	100%	$2,400	19%
Total revenues increased $0.4 million, or 4%, and $2.4 million, or 19%, for the three and six months ended June 30, 2015, respectively, compared to the same prior-year periods. Service revenues rose $2.4 million and $4.6 million, while revenues from software licenses and appliances decreased $2.0 million and $2.2 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
The increase in service revenues during the three and six months ended June 30, 2015 was driven by the generation of cloud-based SaaS revenues contributed from Kulu Valley (acquired effective October 3, 2014), initiation of revenue recognition in the second quarter of new cloud-based subscription arrangements and recognition in 2015 of full versus partial periods of revenue from a large term-based arrangement closed in the first quarter of 2014 for which revenue is being recognized over the three-

year term of the contract. Also contributing significantly to the increase in service revenues was continued growth of maintenance support revenues, stemming primarily from expansion of the customer base and strong maintenance renewal rates, and higher professional services revenues as Qumu assists its customers in the deployment of its growing base of enterprise video solutions.
The decrease in software license and appliance revenues in the current-year periods was largely impacted by the recognition in the second quarter of 2014 of $2.2 million of revenue for a perpetual license for software and appliances closed in connection with the large term-based arrangement described above. Revenues can vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses and cloud-based SaaS arrangements result in most of the revenue being recognized over the period of the contract.
Contracted commitment backlog aggregated $33.4 million as of June 30, 2015, compared to $31.6 million as of December 31, 2014 and $26.0 million as of June 30, 2014. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments.
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
Gross Profit. Gross profit as a percentage of total revenues was 48.7% and 43.9% for the three and six months ended June 30, 2015 compared to 49.5% and 45.0% for the same periods in 2014. The decreases in gross margin for the second quarter and year-to-date period in 2015 compared to the same prior-year periods were primarily the result of a lower volume and mix of perpetual software license and appliances revenues, which generally have higher margins than service revenues, and a higher mix of lower margin professional services revenue. Partially offsetting the impact of the change in product mix was an overall growth in revenue volume in the current-year periods providing greater economies of scale for increased investments in customer support and professional services costs required to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings.
Gross margins are inclusive of the impact of amortization expense associated with intangible assets of $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively. Amortization expense for both the current-year and prior-year periods related to intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and, also for the current-year periods, intangible assets acquired as a result of the acquisition of Kulu Valley in the fourth quarter of 2014. Cost of service revenues in 2015 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth of the Company's software revenues, the proportion of perpetual license revenue relative to term or subscription-based license revenue recognized in a period, the amount of hardware and third-party products included in the sales mix, the growth rate of service-related revenues relative to associated service support costs and foreign currency exchange rate fluctuations.
Operating Expenses. Total operating expenses were $11.4 million and $23.5 million for the three and six months ended June 30, 2015, respectively, compared to $9.8 million and $18.5 million for the respective prior-year periods. The increase in operating expenses in the current-year periods occurred across all major functional areas, and reflects expense growth from personnel added as part of the acquisition of Kulu Valley in October 2014 as well as the addition of employees to support growth of Qumu's operations on a global basis.
Research and development expenses totaled $2.9 million and $5.7 million for the three and six months ended June 30, 2015, respectively, compared to $2.3 million and $4.3 million for the respective prior-year periods. The primary contributor to the increase in expenses in the current-year periods was the addition of software engineering personnel as part of the acquisition of Kulu Valley in October 2014 and the addition of employees to support development of expanded software functionality and quality assurance activities.
Selling, general and administrative expenses totaled $8.3 million and $17.5 million for the three and six months ended June 30, 2015, respectively, compared to $7.4 million and $13.9 million for the respective periods in 2014. The rise in expenses in the current-year periods was driven primarily by additional employee costs from the acquisition of Kulu Valley, an increase in sales personnel to support growth in global sales and increased general and administrative staffing costs. Also contributing to the increase in selling, general and administrative expenses in the current year-to-date period were non-recurring audit, legal and outside service costs associated with transition and reorganization activities resulting from the divestiture in 2014 of the Company's disc publishing business.
Amortization of Purchased Intangibles. Operating expenses for the three and six months ended June 30, 2015 include $0.2 million and $0.4 million for the amortization of intangible assets acquired as part of the acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014, compared to $0.2 million and $0.3 million for the respective prior-year periods, which included amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. Operating expenses in 2015 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net. For the three and six months ended June 30, 2015, the Company recognized interest income on cash and marketable securities of $15,000 and $31,000, respectively, compared to $10,000 and $22,000 in the comparable prior-year periods. Other income (expense) also included net losses on foreign currency transactions of $4,000 and $68,000 for the three and six months ended June 30, 2015, respectively, compared to net losses on foreign currency transactions of $6,000 and $23,000 for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded an income tax benefit of $0.1 million and $0.3 million for the three and six months ended June 30, 2015, respectively, compared to an income tax benefit of $0.3 million and $1.4 million in the respective prior-year periods. The tax benefit recorded in the current-year periods primarily reflects a tax benefit for losses incurred by the Company's newly acquired Kulu Valley subsidiary, based in the United Kingdom. The tax benefit recorded for the prior-year periods primarily reflects the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations. Income tax benefits realized in continuing operations on this basis were offset by a corresponding allocation of income tax expense to discontinued operations.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for the foreseeable future through its cash reserves as well as any cash flows that may be generated from current operations. At June 30, 2015, the Company had aggregate working capital of $18.2 million, down $15.2 million from working capital of $33.4 million at December 31, 2014. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the six months ended June 30, 2015 of $14.4 million, purchases of property and equipment of $0.4 million and principal payments on capital lease obligations of $0.2 million. Qumu does not require significant capital investment for its ongoing operations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.6 million as of June 30, 2015. The Company does not currently intend to repatriate the cash and related balances held by its international subsidiaries.
Net cash used in operating activities totaled, in the aggregate, $15.2 million and $10.7 million for the six months ended June 30, 2015 and 2014, respectively. The $4.5 million increase in cash used in operating activities in the first six months of 2015 relative to the same period in 2014 resulted from a $6.4 million unfavorable change in cash from discontinued operations as a result of a net use of cash of $0.4 million in the current-year period compared to generation of $6.0 million of cash in the comparable prior-year period. The Company sold its discontinued disc publishing business effective July 1, 2014. Continuing operating activities used $1.9 million less cash in the first six months of 2015 compared to the same prior-year period, partially offsetting the discontinued operations impact on cash. The $1.9 million reduction in cash used for continuing operating activities was driven by a $5.0 million favorable change in operating assets and liabilities, partially offset by a $3.1 million increase in net loss adjusted for the impact of non-cash and non-operating items. Primarily contributing to the change in operating assets and liabilities compared to the prior year were favorable changes of $8.8 million in receivables, partially offset by unfavorable changes of $1.3 million in trade accounts payable and other accrued liabilities, $0.7 million in deferred revenue, $0.6 million in prepaid income taxes, $0.6 million in accrued compensation and $0.5 million in prepaid expenses and other assets.
The favorable change in accounts receivable compared to the prior year was primarily due to a $2.4 million increase in revenues in the first half of 2015 compared to the same period in 2014, the collection during the current year-to-date period of a larger proportion of the revenues generated during the first half of the year and also the collection of a significant portion of fourth quarter 2014 sales in early 2015. The unfavorable change in deferred revenue occurred as a result of a larger rise in revenue deferrals during the six months ended June 30, 2014 compared to the same period in 2015, stemming primarily from a higher mix of new term-based software arrangements and maintenance renewals in the 2014 year-to-date period. The unfavorable change in trade accounts payable was primarily due to the timing of payments and the unfavorable change in prepaid income taxes was primarily due to the receipt of state income tax refunds in the first quarter of 2014. The unfavorable change in prepaid expenses and other current assets was primarily due to an increase in and related deferral of software royalty and license costs, a portion of which are associated with revenues that have not been recognized as of June 30, 2015.
Net cash provided by investing activities totaled, in the aggregate, $8.3 million for the six months ended June 30, 2015 compared to net cash used of $11.6 million in the comparable prior-year period. Primarily driving the generation of cash in the current-year period were maturities of marketable securities, net of related purchases, of $8.7 million, partially offset by purchases of property and equipment of $0.4 million. The $11.6 million use of cash in the first six months of 2014 resulted from purchases of marketable securities, net of related maturities, of $11.3 million and purchases of property and equipment of $0.4 million.
Financing activities used net cash of $0.1 million during the first half of 2015 and provided cash of $0.1 million for the comparable period in 2014. Primarily impacting the current period use of cash were principal payments on financing obligations of $0.2 million, partially offset by $0.1 million in proceeds from employee stock plans. Financing activities in the first half of 2014 consisted primarily of proceeds from employee stock plans.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had 778,365 shares available for repurchase under the authorizations.
The Company did not declare or pay any dividends during the six months ended June 30, 2015 and 2014.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2015.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of June 30, 2015, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen, Singapore Dollar and Emirati Dirham to the U.S. dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weakness in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2014 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 was not effectively remediated as of June 30, 2015 due to the fact that an insufficient period of time has passed for management to thoroughly test and document the operation of the additional, enhanced or otherwise affected internal controls. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2015, no repurchases were made under the repurchase program.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended June 30, 2015 was associated with satisfaction of employee's exercise price and tax withholding requirements on stock option exercises.
Information on the Company’s repurchases of its common stock during each month of the second quarter ended June 30, 2015, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
April 2015	—	$—	—	778,365
May 2015	4,776	$9.48	—	778,365
June 2015	—	$—	—	778,365
(1) Represents shares authorized for repurchase under the Board approved repurchase program discussed above.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
The Company recorded a reclassification adjustment which resulted in a $1.25 million decrease to cash and an offsetting increase to marketable securities as of June 30, 2015, with a corresponding increase to cash used for purchases of marketable securities for the six months ended June 30, 2015, subsequent to furnishing such amounts in its Exhibit 99.1 to Form 8-K dated August 7, 2015. The corrected amounts are reported in the accompanying condensed consolidated financial statements.

Item 6. Exhibits

(a)	The following exhibits are included herein:
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 7, 2015	By:	/s/ Sherman L. Black
Sherman L. Black
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)