Form 10-Q
period 2015-09-30
Qumu Corp
filed 2015-11-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 1st Avenue North, Suite 305, Minneapolis, MN 55403
(Address of principal executive offices)

(612) 638-9100
(Registrant’s telephone number, including area code)

7725 Washington Avenue South, Minneapolis, MN 55439
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at October 30, 2015 – 9,223,664 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2015	December 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$4,029	$11,684
Marketable securities	8,754	23,486
Restricted cash	2,301	2,300
Receivables, net of allowance for doubtful accounts of $31 and $55, respectively	8,401	10,090
Finished goods inventories	329	168
Prepaid income taxes	700	301
Prepaid expenses and other current assets	3,863	3,633
Deferred income taxes - current	64	64
Current assets from discontinued operations	—	1,026
Total current assets	28,441	52,752
Property and equipment, net of accumulated depreciation of $2,552 and $1,842, respectively	3,147	1,899
Intangible assets, net of amortization	11,669	13,384
Goodwill	8,295	8,525
Other assets - non-current	3,861	3,617
Total assets	$55,413	$80,177
Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable and other accrued liabilities	$3,008	$3,529
Accrued compensation	2,947	6,222
Deferred revenue	9,953	9,015
Deferred income taxes - current	13	110
Income taxes payable	—	53
Financing obligations - current	279	—
Current liabilities from discontinued operations	50	448
Total current liabilities	16,250	19,377
Non-current liabilities:
Deferred revenue - non-current	1,339	1,047
Income taxes payable - non-current	9	8
Deferred tax liability - non-current	904	1,071
Financing obligations - non-current	519	—
Lease incentives - non-current	720	—
Other non-current liabilities	394	401
Total non-current liabilities	3,885	2,527
Total liabilities	20,135	21,904
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,224,664 and 9,127,425, respectively	92	91
Additional paid-in capital	65,091	63,566
Accumulated deficit	(28,721)	(4,599)
Accumulated other comprehensive loss	(1,184)	(785)
Total stockholders’ equity	35,278	58,273
Total liabilities and stockholders’ equity	$55,413	$80,177

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Software licenses and appliances	$3,267	$2,193	$6,970	$8,103
Service	6,335	3,660	17,365	10,083
Total revenues	9,602	5,853	24,335	18,186
Cost of revenues:
Software licenses and appliances	1,057	615	1,996	2,850
Service	3,813	2,608	11,141	7,154
Total cost of revenues	4,870	3,223	13,137	10,004
Gross profit	4,732	2,630	11,198	8,182
Operating expenses:
Research and development	2,848	2,321	8,508	6,609
Selling, general and administrative	9,059	7,473	26,549	21,411
Amortization of purchased intangibles	200	157	599	470
Total operating expenses	12,107	9,951	35,656	28,490
Operating loss	(7,375)	(7,321)	(24,458)	(20,308)
Other income (expense):
Interest, net	(10)	11	21	33
Loss on currency exchange	(89)	(33)	(157)	(56)
Other, net	—	(28)	—	(38)
Total other income (expense), net	(99)	(50)	(136)	(61)
Loss before income taxes	(7,474)	(7,371)	(24,594)	(20,369)
Income tax benefit	(163)	(4,492)	(482)	(5,938)
Net loss from continuing operations	(7,311)	(2,879)	(24,112)	(14,431)
Net income (loss) from discontinued operations, net of tax	79	11,559	(10)	14,365
Net income (loss)	$(7,232)	$8,680	$(24,122)	$(66)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(0.79)	$(0.33)	$(2.61)	$(1.65)
Net income (loss) from discontinued operations per share	$0.01	$1.32	$—	$1.64
Net income (loss) per share	$(0.78)	$0.99	$(2.61)	$(0.01)
Basic and diluted weighted average shares outstanding	9,288	8,780	9,233	8,743
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(7,232)	$8,680	$(24,122)	$(66)
Other comprehensive income (loss):
Net changes in:
Foreign currency translation adjustments	(516)	(304)	(417)	(372)
Change in net unrealized gain (loss) on marketable securities, net of tax	1	4	18	(13)
Total other comprehensive loss	(515)	(300)	(399)	(385)
Total comprehensive income (loss)	$(7,747)	$8,380	$(24,521)	$(451)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(24,122)	$(66)
Net (income) loss from discontinued operations, net of tax	10	(14,365)
Net loss from continuing operations	(24,112)	(14,431)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	2,292	1,411
Stock-based compensation	1,430	1,281
Loss on disposal of property and equipment	23	31
Deferred income taxes	(235)	85
Current income tax benefit resulting from income generated from discontinued operations	—	(5,888)
Changes in operating assets and liabilities:
Receivables	1,647	(4,364)
Finished goods inventories	(162)	(76)
Prepaid income taxes / income taxes payable	(407)	310
Prepaid expenses and other assets	(300)	(2,231)
Trade accounts payable and other accrued liabilities	(524)	175
Accrued compensation	(3,264)	498
Deferred revenue	1,296	2,624
Other non-current liabilities	(11)	(91)
Net cash used in continuing operating activities	(22,327)	(20,666)
Net cash provided by discontinued operating activities	665	1,483
Net cash used in operating activities	(21,662)	(19,183)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(9,500)	(31,250)
Sales and maturities of marketable securities	24,215	14,250
Purchases of property and equipment	(530)	(760)
Proceeds from sale of property and equipment	43	—
Net cash provided by (used in) continuing investing activities	14,228	(17,760)
Net cash provided by (used in) discontinued investing activities	(1)	19,676
Net cash provided by investing activities	14,227	1,916
Cash flows provided by (used in) financing activities:
Common stock repurchases to settle employee withholding liability	(46)	(84)
Principal payments on financing obligations	(241)	—
Proceeds from employee stock plans	142	123
Net cash provided by (used in) continuing financing activities	(145)	39
Net cash used in discontinued financing activities	—	(59)
Net cash used in financing activities	(145)	(20)
Effect of exchange rate changes on cash	(75)	(90)
Net decrease in cash and cash equivalents	(7,655)	(17,377)
Cash and cash equivalents, beginning of period	11,684	37,725
Cash and cash equivalents, end of period	$4,029	$20,348
Supplemental disclosures of net cash received during the period for:
Income taxes received (paid), net	$(102)	$366
Non-cash investing and financing activities:
Accrued liabilities and other non-current liabilities related to leasehold improvements	$689	$—
Financing obligations related to prepaid expenses and other assets	$201	$—
Financing obligations related to property and equipment	$838	$—
Proceeds from sale of business held in escrow	$—	$2,300
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. In accordance with ASC 205-20, the operating results for the three and nine months ended September 30, 2015 and 2014 and the financial position as of September 30, 2015 and December 31, 2014 reflect the Company's disc publishing business as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. In accordance with ASC 205-20, the results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the three and nine months ended September 30, 2015 and 2014 have been reported on this basis.
On July 1, 2014, the Company’s sale of the disc publishing business was completed. The Company also entered into a mutual transition services agreement with Buyer and entered into a lease agreement with Buyer for the lease from Buyer of a portion of the property located at 7725 Washington Avenue South, Minneapolis, MN 55439. The Company terminated the lease agreement in September 2015 due to the Company relocating its corporate headquarters to 510 1st Avenue North, Suite 305, Minneapolis, MN 55403.
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow is classified as restricted cash in current assets on the Condensed Consolidated Balance Sheets as of September 30, 2015. In October 2015, the entire $2.3 million was released from escrow to the Company. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
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
Revenue, operating income, income tax expense and net income (loss) from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$—	$—	$—	$29,922
Operating income (loss)	—	(97)	—	4,520
Gain on sale of discontinued operations	—	16,182	—	16,182
Income tax expense (benefit)	(92)	4,526	(92)	6,427
Net income (loss) from discontinued operations, net of tax	$79	$11,559	$(10)	$14,365

The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	September 30, 2015	December 31, 2014
Current assets from discontinued operations	$—	$1,026
Accrued compensation	$—	$31
Other current liabilities	50	417
Current liabilities from discontinued operations	$50	$448

(4)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	52,500	—	192,500	47,500
Restricted stock awards and restricted stock units	—	—	150,218	87,500
With the exception of the awards described in the following paragraph, the stock options, restricted stock awards and restricted stock units granted during the three and nine months ended September 30, 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
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
Included in the grant of restricted stock awards and restricted stock units during the nine months ended September 30, 2015 were 25,251 performance-based restricted stock awards granted to executive management level employees for which no expense was recognized for the three and nine months ended September 30, 2015 as the performance criteria are not currently expected to be met.
The Company recognized the following amounts related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation cost, before income tax benefit:
Stock options	$130	$196	$503	$611
Restricted stock awards and restricted stock units	232	301	927	670
Total stock-based compensation	$362	$497	$1,430	$1,281
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation cost included in:
Cost of revenues	$40	$4	$115	$23
Operating expenses	322	493	1,315	1,258
Total stock-based compensation	$362	$497	$1,430	$1,281

(5)	Income Taxes
As of September 30, 2015 and December 31, 2014, the Company’s liability for gross unrecognized tax benefits totaled $918,000 and $900,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $4,000 and $1,000 on a gross basis at September 30, 2015 and December 31, 2014, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(6)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,750	$4	$—	$8,754
Total marketable securities	$8,750	$4	$—	$8,754

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$23,500	$—	$(14)	$23,486
Total marketable securities	$23,500	$—	$(14)	$23,486
Marketable securities are classified as either short-term or long-term in the condensed consolidated balance sheet based on their effective maturity date. All marketable securities as of September 30, 2015 and December 31, 2014 have original maturities ranging from three to 12 months and are classified as available-for-sale. Available-for-sale securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. See Note 9, “Fair Value Measurements,” for a discussion of inputs used to measure the fair value of the Company’s available-for-sale securities.

(7)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,166	$8,659	$2,191	$39	$16,055
Accumulated amortization	(976)	(2,916)	(481)	(13)	(4,386)
Net identifiable intangible assets	$4,190	5,743	1,710	26	$11,669
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2014
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,226	$8,770	$2,193	$40	$16,229
Accumulated amortization	(671)	(1,832)	(334)	(8)	(2,845)
Net identifiable intangible assets	$4,555	6,938	1,859	32	$13,384
Weighted-average useful lives (years)	10	6	15	2	9

Changes to the carrying amount of net amortizable intangible assets for the nine months ended September 30, 2015 consisted of the following (in thousands):

Nine Months Ended September 30, 2015
Balance, beginning of period	$13,384
Amortization expense	(1,552)
Currency translation	(163)
Balance, end of period	$11,669
Amortization expense associated with the developed technology included in cost of service revenues was $320,000 and $140,000 for the three months ended September 30, 2015 and 2014, respectively, and $953,000 and $420,000 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $200,000 and $157,000 for the three months ended September 30, 2015 and 2014, respectively, and $599,000 and $470,000 for the nine months ended September 30, 2015 and 2014, respectively.
Changes to the carrying amount of goodwill for the nine months ended September 30, 2015 consisted of the following (in thousands):

Nine Months Ended September 30, 2015
Balance, beginning of period	$8,525
Currency translation	(230)
Balance, end of period	$8,295
During the three months ended September 30, 2015, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of September 30, 2015, the Company’s enterprise value, excluding a control premium, exceeded its book value by approximately 1%. Continued declines in the Company's market capitalization could require the Company to record significant goodwill and other impairment charges.

(8)	Leases
Financing Obligations
During the nine months ended September 30, 2015, the Company acquired $838,000 in computer and network equipment and furniture through the issuance of capital leases. Balances for assets acquired under capital lease obligations were as follows (in thousands):

	September 30, 2015	December 31, 2014
Computer and network equipment	$551	$—
Furniture	287	—
Assets acquired under capital lease obligations	838	—
Accumulated depreciation	(78)	—
Assets acquired under capital lease obligations, net	$760	$—

As of September 30, 2015, the future minimum payments under capital leases and other financing obligations with initial terms of one year or more are as follows (in thousands):

Periods ending December 31,
2015	$84
2016	334
2017	334
2018	134
Total minimum lease payments	886
Less amount representing interest	(88)
Present value of net minimum lease payments	798
Less current portion	(279)
Balance, non-current portion, end of period	$519
Operating Lease Activity
On March 5, 2015, the Company entered into an office facility lease agreement for space that will serve as its corporate headquarters. The eighty-nine month lease commenced on September 1, 2015, provides the Company approximately 17,216 square feet in Minneapolis, Minnesota, with the initial term expiring January 31, 2023. Base annual rent during the lease term ranges from $20,249 to $23,132 per month. Total base rent payable over the lease period is $1,822,000. The Company has one option to extend the term of the lease for an additional five year period with respect to the leased premises. The lease agreement allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $713,000, were capitalized in property and equipment as of September 30, 2015 and will be depreciated over the term of the lease. As an incentive to enter into the lease agreement, the lessor provided the Company a one-time tenant improvement allowance of $689,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance is included in trade accounts payable and other accrued liabilities and non-current lease incentives and will be amortized as a reduction of rent expense over the term of the lease.
During the third quarter 2015, the Company recognized an equipment operating lease loss of $1 million relating to equipment the Company no longer plans to utilize as part of it managed services offerings. Under this obligation, there are six remaining quarterly lease payments of $71,000 payable through the first quarter of 2017.

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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2015 and December 31, 2014, respectively (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$8,754	$8,754	$—	$—
Total assets	$8,754	$8,754	$—	$—

		Fair Value Measurements Using
	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Certificates of deposit	$23,486	$23,486	$—	$—
Total assets	$23,486	$23,486	$—	$—
Certificates of deposit are classified as Level 1 in the above table and are carried at fair value based on quoted market prices. The Company uses quoted market prices as all of the certificates of deposit have maturity dates within one year from the Company’s date of purchase and trade in active markets.

(10)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
Basic net loss from continuing operations per common share is determined by dividing net loss from continuing operations by the basic weighted average number of shares of common stock outstanding. Diluted net loss per common share includes the potentially dilutive effect of common shares issued in connection with outstanding stock options using the treasury stock method and the dilutive impact of restricted stock units. Stock options and restricted stock units to acquire weighted average common shares of 1,613,000 and 1,616,000 for the three and nine months ended September 30, 2015, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive. Stock options and restricted stock units to acquire weighted average common shares of 1,722,000 and 1,748,000 for the three and nine months ended September 30, 2014, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.
The Company calculates net loss per share pursuant to the two-class method, which requires all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities and included in the computation of basic and diluted earnings per share using the two-class method. The Company included in its computation of weighted average shares outstanding approximately 225,000 and 194,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three and nine months ended September 30, 2015, respectively. The Company included in its computation of weighted average shares outstanding approximately 101,000 and 77,000 weighted average outstanding shares of unvested restricted stock deemed to be participating securities for the three and nine months ended September 30, 2014, respectively. The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares outstanding at end of period	9,225	8,747	9,225	8,747
Basic weighted average shares outstanding	9,288	8,780	9,233	8,743
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	9,288	8,780	9,233	8,743
Net loss from continuing operations	$(7,311)	$(2,879)	$(24,112)	$(14,431)
Net loss from continuing operations per basic and diluted share	$(0.79)	$(0.33)	$(2.61)	$(1.65)

(11)	Contingencies
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
At September 30, 2015 and December 31, 2014, Qumu held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets in the Condensed Consolidated Balance Sheets.
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

	Percentage (%) of Revenues Three Months Ended September 30,		Percentage (%) of Revenues Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(50.7)	(55.1)	(54.0)	(55.0)
Gross profit	49.3	44.9	46.0	45.0
Operating expenses:
Research and development	29.7	39.7	34.9	36.3
Selling, general and administrative	94.3	127.7	109.1	117.7
Amortization of intangibles	2.1	2.7	2.5	2.6
Total operating expenses	126.1	170.1	146.5	156.6
Operating loss	(76.8)	(125.2)	(100.5)	(111.6)
Other expense, net	(1.0)	(0.9)	(0.6)	(0.3)
Loss before income taxes	(77.8)	(126.1)	(101.1)	(111.9)
Income tax benefit	(1.7)	(76.7)	(2.0)	(32.7)
Net loss from continuing operations	(76.1)	(49.4)	(99.1)	(79.2)
Net income (loss) from discontinued operations, net of tax	0.8	197.5	—	79.0
Net income (loss)	(75.3)	148.1	(99.1)	(0.2)
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
On October 3, 2014, the Company entered into Share Purchase Agreements to acquire 100% of the outstanding shares of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu’s customers with access to industry leading video content management and delivery capability. As a result of the transaction, Kulu is a wholly-owned subsidiary of the Company. For additional information on the acquisition transaction, see Note 2 to the condensed consolidated financial statements.
As a result of the sale of its disc publishing business in the Asset Sale Transaction and expansion of its video content management business with the acquisition of Kulu, the Company has one reportable segment, the enterprise video content management software business.
In accordance with ASC 205-20, the results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the three and nine months ended September 30,

2015 and 2014. In accordance with ASC 205-20, no general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Condensed Consolidated Balance Sheets as assets and liabilities from discontinued operations as of September 30, 2015 and December 31, 2014. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying condensed consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
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
Revenues. The table below describes Qumu’s revenues by product category (in thousands):

	Three Months Ended September 30,				Inc (Dec) Between Periods		Nine Months Ended September 30,				Inc (Dec) Between Periods

	2015		2014				2015		2014
	$	%	$	%	$	%	$	%	$	%	$	%
Software licenses and appliances	$3,267	34%	$2,193	37%	$1,074	49%	$6,970	29%	$8,103	45%	$(1,133)	(14%)
Service	6,335	66%	3,660	63%	2,675	73%	17,365	71%	10,083	55%	7,282	72%
Total revenues	$9,602	100%	$5,853	100%	$3,749	64%	$24,335	100%	$18,186	100%	$6,149	34%
The $1.1 million increase in software license and appliance revenues for the three months ended September 30, 2015 compared to the same period in 2014 is primarily related to increased perpetual software license and appliance sales. The $1.1 million decrease in software license and appliance revenue for the nine months ended September 30, 2015 compared to the same prior year period was largely impacted by the recognition in the second quarter of 2014 of $2.2 million of revenue for a perpetual license for software and appliances closed in connection with the large term-based arrangement described below.
The increase in service revenues during the three and nine months ended September 30, 2015 was driven by the generation of cloud-based SaaS revenues contributed from Kulu Valley (acquired effective October 3, 2014) and revenue from a large term-based arrangement closed in the first quarter of 2014 for which revenue is being recognized over the three-year term of the contract. During the initial nine-month period of this large term-based arrangement, revenue recognition was at a substantially lower rate than revenue recognition during the comparable period of 2015. Also contributing significantly to the increase in service revenues was continued growth of maintenance support revenues, stemming primarily from expansion of the customer base and strong maintenance renewal rates, and higher professional services revenues as Qumu assists its customers in the deployment of its growing base of enterprise video solutions.

Revenues can vary quarter to quarter based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses generally result in revenue recognized closer to the contract commitment date while contracts for term-based software licenses and cloud-based SaaS arrangements result in most of the revenue being recognized over the period of the contract.
Contracted commitment backlog aggregated $31.3 million as of September 30, 2015, compared to $31.6 million as of December 31, 2014 and $26.6 million as of September 30, 2014. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments.
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
Gross Profit. Gross profit as a percentage of total revenues was 49.3% and 46.0% for the three and nine months ended September 30, 2015 compared to 44.9% and 45.0% for the same periods in 2014. The 4.4% increase in gross margin for the three months ended September 2015 compared to 2014 was primarily driven by a shift in the product mix to increased subscription, support (substantially from acquisition of Kulu Valley) and professional services revenue. The Company had 44, 46 and 49 services personnel as of September 30, 2015, June 30, 2015 and December 31, 2014, respectively.
Gross margins are inclusive of the impact of amortization expense associated with intangible assets of $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. Amortization expense for both the current-year and prior-year periods related to intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and also, for the current-year periods, intangible assets acquired as a result of the acquisition of Kulu Valley in the fourth quarter of 2014. Cost of service revenues in 2015 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
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
Operating Expenses. Total operating expenses were $12.1 million and $35.7 million for the three and nine months ended September 30, 2015, respectively, compared to $10.0 million and $28.5 million for the respective prior-year periods. The increase in operating expenses in the current-year periods occurred across all major functional areas, and reflects expense growth from personnel added as part of the acquisition of Kulu Valley in October 2014 as well as the addition of Qumu employees. During the three months ended September 30, 2015, the Company implemented an expense reduction program that is expected to result in more than $9 million in annualized expense reductions compared to the first nine months of 2015 annualized.
Research and development expenses totaled $2.8 million and $8.5 million for the three and nine months ended September 30, 2015, respectively, compared to $2.3 million and $6.6 million for the respective prior-year periods. The primary contributor to the increase in expenses in the current-year periods was the addition of software engineering personnel as part of the acquisition of Kulu Valley in October 2014 and the addition of employees to support development of expanded software functionality and quality assurance activities. Also impacting operating expenses for the three months ended September 30, 2015 were severance costs of $136,000 incurred as the Company reduced research and development personnel to 60 employees at September 30, 2015, which is a reduction from 66 employees at June 30, 2015 and 61 employees at December 31, 2014.
Selling, general and administrative expenses totaled $9.1 million and $26.5 million for the three and nine months ended September 30, 2015, respectively, compared to $7.5 million and $21.4 million for the respective periods in 2014. The rise in expenses in the current-year periods was driven primarily by an equipment operating lease loss of $1 million relating to equipment that the Company no longer plans to utilize as part of its managed services offerings, additional employee costs from the acquisition of Kulu Valley, an increase in sales personnel to support growth in global sales and increased general and administrative staffing costs. Also impacting operating expenses for the three months ended September 30, 2015 were severance costs of $648,000 incurred as the Company reduced selling, general and administrative personnel to 90 employees at September 30, 2015, which is a reduction from 120 employees at June 30, 2015 and 112 employees at December 31, 2014. Also contributing to the increase in selling, general and administrative expenses in the current year-to-date period were non-

recurring audit, legal and outside service costs associated with transition and reorganization activities resulting from the divestiture in 2014 of the Company's disc publishing business.
Amortization of Purchased Intangibles. Operating expenses for the three and nine months ended September 30, 2015 include $0.2 million and $0.6 million for the amortization of intangible assets acquired as part of the acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014, compared to $0.2 million and $0.5 million for the respective prior-year periods, which included amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. Operating expenses in 2015 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net. For the three and nine months ended September 30, 2015, the Company recognized net interest income (expense) of $(10,000) and $21,000, respectively, relating to interest income on cash and marketable securities and interest expense on financing obligations. Other income (expense) also included net losses on foreign currency transactions of $89,000 and $157,000 for the three and nine months ended September 30, 2015, respectively, compared to $33,000 and $56,000 for the respective prior-year periods.
Income Taxes. The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. The Company recorded an income tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, compared to an income tax benefit of $4.5 million and $5.9 million in the respective prior-year periods. The tax benefit recorded in the current-year periods primarily reflects a tax benefit for losses incurred by the Company's newly acquired Kulu Valley subsidiary, based in the United Kingdom. The tax benefit recorded for the prior-year periods primarily reflects the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations.
Liquidity and Capital Resources
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves as well as any cash flows that may be generated from current operations. During the three months ended September 30, 2015, the Company implemented an expense reduction program that is expected to result in more than $9 million in annualized expense reductions compared to the first nine months of 2015 annualized. Additionally, based on revenue growth and the expense reduction program, the Company continues to anticipate that it will be cash flow breakeven during 2016. At September 30, 2015, the Company had aggregate working capital of $12.2 million, down $21.2 million from working capital of $33.4 million at December 31, 2014. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the nine months ended September 30, 2015 of $20.6 million, purchases of property and equipment of $0.5 million and principal payments on capital lease obligations of $0.2 million.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.1 million as of September 30, 2015. The Company does not currently intend to repatriate the cash and related balances held by its international subsidiaries.
Net cash used in operating activities totaled, in the aggregate, $21.7 million and $19.2 million for the nine months ended September 30, 2015 and 2014, respectively. The $2.5 million increase in cash used in operating activities in the first nine months of 2015 relative to the same period in 2014 resulted from a $0.8 million unfavorable change in cash from discontinued operations as a result of a net use of cash of $0.7 million in the current-year period compared to generation of $1.5 million of cash in the comparable prior-year period. The Company sold its discontinued disc publishing business effective July 1, 2014. Additionally, continuing operating activities used $1.7 million more cash in the first nine months of 2015 compared to the same prior-year period. The $1.7 million increase in cash used for continuing operating activities was driven by a $3.1 million increase in net loss adjusted for the impact of non-cash and non-operating items, partially offset by a $1.4 million favorable change in operating assets and liabilities. Primarily contributing to the change in operating assets and liabilities compared to the prior year were favorable changes of $6.0 million in receivables and $1.9 million in prepaid expenses and other assets, partially offset by unfavorable changes of $3.8 million in accrued compensation, $1.3 million in deferred revenue, $0.7 million in trade accounts payable and other accrued liabilities, and $0.7 million in prepaid income taxes.
The favorable change in accounts receivable compared to the prior year was primarily due to a $6.1 million increase in revenues in the first nine months of 2015 compared to the same period in 2014, the collection during the current year-to-date period of a larger proportion of the revenues generated during the first nine months of 2015 and also the collection of a significant portion of fourth quarter 2014 sales in early 2015. The favorable change in prepaid expenses and other current assets was primarily due to an increase in, and related deferral of, software royalty and license costs and deferred commissions, a portion of which are associated with revenues that have not been recognized as of September 30, 2015. The unfavorable change in accrued compensation was primarily due to short- and long-term incentive payments in the first nine months of 2015 that were accrued as of December 31, 2014. Cash provided by the change in deferred revenue for the nine months ended September 30, 2015 and 2014, was $1.3 million and $2.6 million, respectively. The increase in deferred revenue for each nine-month period was driven by increased deferrals of perpetual software licenses and corresponding maintenance contracts, primarily due to revenue recognition criteria and contracted deliverables not being delivered or completed. The unfavorable change in trade accounts payable and other accrued liabilities was primarily due to the timing of payments and the unfavorable change in prepaid income taxes was primarily due to the receipt of state income tax refunds in the first quarter of 2014.
Net cash provided by investing activities totaled, in the aggregate, $14.2 million for the nine months ended September 30, 2015 compared to $1.9 million in the comparable prior-year period. Primarily driving the generation of cash in the current-year period were maturities of marketable securities, net of related purchases, of $14.7 million, partially offset by purchases of property and equipment of $0.5 million. The $1.9 million source of cash in the first nine months of 2014 resulted from the Company's receipt of proceeds from the sale of the disc publishing business of $19.7 million, significantly offset by purchases of marketable securities, net of related maturities, of $17.0 million and purchases of property and equipment of $0.8 million.
Financing activities used net cash of $0.1 million during the first nine months of 2015 and used a minimal amount of cash in the comparable period in 2014. Primarily impacting the current period use of cash were principal payments on financing obligations of $0.2 million, partially offset by $0.1 million in proceeds from employee stock plans. Financing activities in the first nine months of 2014 consisted primarily of proceeds from employee stock plans.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth, gross margin improvement, and cash flow breakeven in 2016.
The Company did not declare or pay any dividends during the nine months ended September 30, 2015 and 2014.
Critical Accounting Policies
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, deferred tax asset valuation allowances, accruals for uncertain tax positions, stock-based compensation, impairment of long-lived assets and investment in nonconsolidated company. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2015.
In applying its critical accounting policies, management reassesses its estimates each reporting period based on available information. Changes in such estimates did not have a significant impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2015.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: our dependence upon growth in the markets for video content and software to manage video content; our ability to compete effectively by improving existing products and introducing new products that achieve market acceptance; the intense competition we face in all areas of our business, which may result in price reductions, lower gross profits and loss of market share; adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; we encounter long sales cycles with our Qumu Enterprise software products, which could adversely affect our operating results in a given period; our previously identified material weaknesses in our internal control over financial reporting that, if not corrected, could affect the reliability of our financial statements and have other adverse consequences; our limited operating history with our video content software management business, which may make evaluating our business and prospects difficult; our software business has incurred operating losses in the past and we expect to incur additional operating losses into 2016; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price; compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will constitute a larger percentage of our annual revenue than prior to the sale of the disc publishing business; the potential operating difficulties or other negative consequences relating to our acquisition of Kulu Valley, Ltd.; the risk of a continued decline in the Company’s enterprise value compared to its book value which could trigger an impairment of goodwill; and the negative effect on the Company’s common stock price of future sales of common stock. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of September 30, 2015, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weakness in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2014 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 was not effectively remediated as of September 30, 2015 due to the fact that an insufficient period of time has passed for management to thoroughly test and document the operation of the additional, enhanced or otherwise affected internal controls. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the on-going remediation efforts to address the material weakness in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
Item 1A. Risk Factors

We may face circumstances in the future that could result in impairment charges, including, but not limited to, significant goodwill impairment charges.

If the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to record an impairment charge on such assets, including goodwill.

We are required to test intangible assets with indefinite life periods for potential impairment annually and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. One potential indicator of impairment is the value of our market capitalization, or enterprise value, as compared to our net book value. During the three months ended September 30, 2015, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of September 30, 2015, the Company’s enterprise value, excluding a control premium, exceeded its book value by approximately 1%. Continued declines in our market capitalization could require us to record significant goodwill and other impairment charges. A goodwill impairment charge is a non-cash charge and would not affect the Company’s cash flow or cash position. However, an impairment charge could have a negative impact on our results of operations and financial position, as well as on the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2015, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth, gross margin improvement, and cash flow breakeven in 2016.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended September 30, 2015 was associated with satisfaction of employee's exercise price and tax withholding requirements on stock option exercises.
Information on the Company’s repurchases of its common stock during each month of the second quarter ended September 30, 2015, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period) (1)
July 2015	—	$—	—	778,365
August 2015	—	$—	—	778,365
September 2015	227	$4.00	—	778,365
(1) Represents shares authorized for repurchase under the Board approved repurchase program discussed above.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	The following exhibits are included herein:
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 9, 2015	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)