Form 10-K
period 2015-12-31
Qumu Corp
filed 2016-03-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015
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

(612) 638 - 9100
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
Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $68,649,000.
As of February 29, 2016, the registrant had 9,213,206 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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
ITEM 1. BUSINESS
Overview
Qumu Corporation ("Qumu" or the "Company") provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. The Company's innovative solutions release the power in video to engage and empower employees, partners and clients. Organizations around the world realize the greatest possible value from video they create and publish. Whatever the audience size, viewer device or network configuration, the Company's solutions are how business does video. Qumu markets its products to customers primarily in North America, Europe and Asia.
Qumu generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Software licenses and appliances	$9,456	$11,363	$7,269	$(1,907)	$4,094	(17)%	56%
Service	24,998	15,158	10,467	9,840	4,691	65%	45%
Total revenues	$34,454	$26,521	$17,736	$7,933	$8,785	30%	50%
History
The Company was founded in 1978, incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. From 1995 to 2011, the Company focused its business on the development and sale of its CD recordable publishing systems and DVD recordable publishing systems.
In response to declines in the disc publishing business due to technology substitutions and the rise of video as a communication and collaboration tool, in October 2011, the Company acquired Qumu, Inc., a leader in the enterprise video content management software market and changed its name to Qumu Corporation in September 2013. Qumu completed the transition to an enterprise video content management software company in July 2014, when the Company closed on the sale of its disc publishing assets to Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation).

On October 3, 2014, the Company acquired Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu Valley”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu Valley’s customers with access to industry leading video content management and delivery capability.
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
Qumu video content management software solutions allow organizations to create, capture, organize and deliver content across the extended enterprise to a wide variety of end points, including mobile devices and thick or thin clients. Qumu's video platform supports both live and on-demand streaming, and also secure download capabilities, a critical component for mobile video solutions. Qumu provides information technology administrators and corporate communication leaders a way to securely address the challenges of video that might otherwise overwhelm their data networks while utilizing their existing information technology infrastructures, thereby maximizing their investment and enabling the rapid adoption of video in their content, collaboration, communication and marketing infrastructures.
Qumu provides an end-to-end solution with an intuitive and rich user-experience to create, manage and deliver live and on-demand video content both behind and beyond the secure firewall.
Capabilities and Products
Qumu Platform - Creating a Global Video Infrastructure for Organizations
The Qumu platform is a video content management software solution that can be deployed as a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Qumu’s implementations can range in size from tens of thousands to millions of dollars, and they integrate with customers' existing video services (e.g., videoconferencing systems), business applications and broader IT infrastructures using Qumu's extensive application services or "APIs". Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu’s platform solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creating, capturing, managing, delivering and experiencing video content.
Video Capture

•	Qumu Capture Studio is a portable software-enabled device that quickly and easily records, edits, and publishes video and presentation content.

•	Qumu Quick Capture is a browser-based applet for the simple creation of videos captured from a user's computer screen and/or webcam.

•	Qumu's encoder control facilitates live encoding and can leverage popular encoders from multiple vendors.

•	Qumu also integrates with videoconferencing systems or Unified Communication software to enable their use as “studios” for the creation of live or on-demand video content.

•	Qumu’s Creator provides ease of use for anyone to create slides and video at the desktop to produce their own rich content.
Video Management
Qumu’s platform is an enterprise scalable solution that provides central control for all video applications, content and resources involved in the production and delivery of enterprise video. Video Control Center manages both live streamed video and video on-demand workflows. This comprehensive business video platform includes numerous industry leading features:

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

Externalizing Video for Maximum Reach and Impact
The Qumu platform in a cloud deployment allows SaaS enabled customers to easily create video and rich media presentations and deliver video seamlessly to customers, partners, and employees. Cloud deployments allow organizations worldwide to rapidly and clearly present their messages and drive business opportunities through the integration of video with their web sites and their marketing and campaign automation platforms.
The Qumu platform in a cloud delivery brings the power of Qumu video to organizations that do not wish to make infrastructure investments to own and support their applications. Instead, Qumu provides the following capabilities that are easily purchased, implemented, and available through the web browser:

•
Create rich media with the Qumu platform in minutes - Qumu's customers can capture video and easily integrate it with PowerPoint slides to ensure that messages are delivered and understood; provide high quality sales enablement on a regular basis from the desktop; and broadcast news about products and services to partners and customers every week.

•
Embed and share Qumu content easily with nearly any application - video “widgets” can be embedded, played, and tracked within any external application, ranging from web sites, to e-mail offers, to campaigns managed and executed by platforms like Eloqua and Salesforce.com. Analytics on origin and viewership are easily captured and integrated back for targeted marketing and sales.

•
Quickly create and deliver video for both live and on-demand - organizations that purchase Qumu's cloud platform to support a variety of live broadcasts and on-demand scenarios, and the platform enables both to be executed and managed easily whenever desired. Video and content created and captured is managed within the cloud platform resident on IBM SoftLayer, thus providing market leading security and compliance for users.

•
Support an unlimited number of users - Qumu's cloud platform scales easily with a customer's needs, enabling organizations to create rich video presentations for 100's or to drive high performance video marketing campaigns to many thousands. Video is also transcoded automatically to support any user, format, or device for viewing.

Marketing and Distribution
Qumu’s solutions serve a growing customer base of large enterprises across a wide range of vertical and horizontal markets. Qumu has primarily targeted enterprises with 10,000+ employees and a history of video use for corporate communications. Beginning in 2014, Qumu increased its efforts and ability in targeting mid-size businesses with less than 10,000 employees by promoting the new cloud deployment model.
Qumu serves its customer base via direct sales and channel partners offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, software-enabled devices, SaaS and managed services. During 2014, Qumu increased its focus and investment on channel and technology partners to expand the reach of the Company’s solutions.
In 2015, Qumu was selected as a leader in the industry by three leading industry analysts:

•	Gartner selected Qumu as a leader in their Magic Quadrant for Enterprise Video Content Management.

•	Forrester selected Qumu as a leader in their Forrester Wave report for Enterprise Webcast, Enterprise Video Portal, and Enterprise Webcast and Video Portal combined Wave.

•	Aragon Research named Qumu a leader in their Video Content Management report.
These selections are visible proof points in the market that had a positive impact on Qumu’s market awareness and lead generation activities.
Qumu sells products and services internationally through its U.S. operation and its subsidiaries in Europe and Japan. International sales comprised approximately 27%, 15% and 25% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Customers in the United Kingdom, where Kulu Valley is located, are a significant source of international sales.
Competition
Major competitors of Qumu's include Kaltura, Kontiki, Cisco, Polycom, vBrick, Brightcove and MediaPlatform. Due to Qumu's unique focus on a complete video infrastructure that includes support for mobile devices and existing IT infrastructure, Qumu believes it is able to compete effectively with these competitors. Qumu also differentiates itself from its competitors through its video delivery technology and flexibility as to solution deployment and service options.
Research and Development
Qumu develops its software internally and also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs.
As of December 31, 2015, the Company employed 57 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.
Backlog of Contracted Commitments
The Company's contracted commitment backlog was $33.4 million at December 31, 2015 compared to $31.6 million at December 31, 2014. The Company defines contracted commitments as the dollar value of signed non-cancellable customer purchase commitments. Of the total at December 31, 2015, the Company expects to recognize between $20.0 million and $22.0 million as revenue during the year ended December 31, 2016. Actual amounts could differ depending on timing of customer deployments and other factors.
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
Employees
As of December 31, 2015, the Company had 192 employees, of which 57 were involved in research and development, 43 in service and support, 61 in sales and marketing, and 31 in administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
Qumu maintains a website at www.qumu.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “Company,” then click on “investor relations,” then "SEC filings" and all current EDGAR reports are available for viewing. A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Qumu Corporation 510 1st Avenue North, Suite 305, Minneapolis, MN 55403.
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

If customers do not perceive the benefits of our video content management software, or if customers are unwilling to accept video content as an alternative to other more traditional forms of enterprise communication, the market for our software might not continue to develop or might develop more slowly than we expect, either of which would significantly adversely affect our revenues and growth prospects.
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
If we do not generate sufficient cash flow to fund our operations, we may need additional capital and any additional capital we seek may not be available in the amount or at the time we need it.
In the year ended December 31, 2015, we had an operating loss of $29.4 million, used $23.9 million of net cash in continuing operating activities, and ended 2015 with $13.3 million in cash, cash equivalents and marketable securities. In the third quarter of 2015, we implemented a significant expense reduction program that we believe will allow us to attain our goal of being cash flow breakeven for the second half of 2016.
However, if we are not able to become cash flow breakeven for the second half of 2016 by increasing revenue and controlling expenses, we will need to raise funds in the future to execute our business plan and pursue our growth objectives.
If we raise funds in the future, we cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or both.
If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we raise additional funds by incurring debt, we could incur significant expense to service the debt and we may be required to accept covenants that restrict our ability to incur additional indebtedness, that force us to maintain specified liquidity or other ratios, or that otherwise could affect the manner in which we conduct our business. If we cannot timely raise any needed funds, we may be forced to make further substantial reductions in our operating expenses, which could limit our sales and marketing efforts, adversely affect our ability to attract and retain qualified personnel, limit our ability to develop and enhance our solutions, make it more difficult for us to respond to competitive pressures or unanticipated working capital requirements, and otherwise adversely affect our ability to pursue our growth objectives.
We have limited operating history with our video content software management business, which may make evaluating our business and prospects difficult.
With our acquisition of Qumu, Inc. in October 2011, we began our video content management business. Prior to the acquisition of Qumu, Inc. and through July 1, 2014, we also operated the disc publishing business. On October 3, 2014, we acquired Kulu Valley Ltd., a private limited company incorporated in England and Wales, to add its cloud-based video content creation capabilities and expanded market reach to include external use cases. As a result, we have a limited history with our video content software management business and an even more limited history with the standalone operation of our video content software management business. Accordingly, our historical financial results are not necessarily indicative of the future financial condition or results of operations of our video content management business. This limited history may make it difficult for shareholders, prospective investors, analysts and others to evaluate our business and prospects given the risks and uncertainties that we face as a relatively early stage, high technology company entering a new and rapidly evolving market.
We face intense competition and such competition may result in price reductions, lower gross profits and loss of market share.
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Kontiki, Cisco, Polycom, vBrick, Brightcove and MediaPlatform who deliver video content to businesses. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
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
We encounter long sales cycles with our enterprise video solutions, which could adversely affect our operating results in a given period.
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
We will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use and functionality of our software requires significant time, expense and attention. It can take six months or longer before our sales representatives are fully-trained and productive. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues. We also intend to expand new sales models that focus on different sales strategies tailored to different customer types. Our business may be adversely affected if our efforts to train our internal sales force or execute our selling strategies do not generate a corresponding increase in revenues.
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
Any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
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
We sell a significant amount of our products to customers outside the United States, particularly in Europe and Asia. International sales accounted for 27% of our revenues for the year ended December 31, 2015, 15% of our revenues for the year ended December 31, 2014 and 25% of our revenues for the year ended December 31, 2013. We expect that sales to international customers, including customers in Europe and Asia, will continue to account for a significant portion of our net sales. Sales outside the United States involve the following risks, among others:

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
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2015, we have concluded that there are material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We did not maintain effective risk assessment and monitoring processes. Specifically, with respect to our risk assessment process, we did not adequately identify and analyze changes in the business and personnel and implement effective process level controls and monitoring activities that are responsive to those changes and aligned with our financial reporting objectives. Additionally, our risk assessment process did not adequately evaluate the impact of information technology control deficiencies that affect the design and operating effectiveness of controls related to the completeness and accuracy of underlying data included in system generated reports. With respect to our monitoring process, we did not design and maintain effective controls for the timely identification, evaluation, communication and remediation of internal control deficiencies.
Additionally as it relates to specific control activities: The design of our controls were inadequate to ensure that a complete population of manual journal entries had been appropriately identified and subjected to appropriate levels of review and approval. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations were consistently performed, that support was retained, and that reconciliations were approved to ensure the balances were complete and accurate. We did not maintain effective controls over the accuracy and appropriateness of revenue entries recorded to the general ledger. Specifically, we did not maintain adequate documentation to ensure that all entries had been subject to an appropriate level of review and approval.
As a result, a reasonable possibility exists that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis. For additional information on these matters, see Part II, Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015.
In light of the material weaknesses identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. We are in the process of implementing our remediation plans. During 2015, we hired a new chief financial officer and corporate controller, created and hired for the new role of SEC reporting and compliance manager, and hired additional accounting personnel over the past six months. Additionally, the Company is expecting to complete the implementation of new financial reporting software by the end of the third quarter of 2016. We expect that a substantial portion of our remediation efforts will be completed by the end of the third quarter of 2016, with final testing of effectiveness of new and enhanced controls occurring at the end of 2016. We expect to incur additional costs remediating these material weaknesses.
Although we believe we are taking appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weaknesses, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC may be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
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
During the year ended December 31, 2015, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of December 31, 2015, the Company’s market capitalization, without a control premium, was less than its book value suggesting a possible goodwill impairment. The Company engaged a third party valuation firm to assist the Company with its goodwill impairment analysis. Based on the analysis, the Company determined its enterprise value using a discounted cash flow analysis and a comparable public company analysis, giving both equal weight, was greater than the Company’s book value by 14%. As a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in our future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on our results of operations.
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
Our common stock is relatively illiquid. As of December 31, 2015, we had 9,188,682 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the Nasdaq Stock Market, for the 64 trading days beginning October 1, 2015 and ending December 31, 2015 was approximately 28,100 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership. As a result, the trading prices of our common stock have been and may continue to be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.
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
Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public company disclosure requirements, including the Sarbanes-Oxley Act of 2002 and in particular Section 404 of that Act relating to management certification of internal controls, new disclosures relating to “conflict minerals,” the regulations of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. While all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of our annual revenues, which have been reduced following the sale of the disc publishing business on July 1, 2014.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

Location of Property	Use of Property	Approximate Monthly Rent (USD)		Approximate Leased Square Footage	Lease Expiration Date
Minneapolis, Minnesota (Headquarters)	Engineering, service, sales, marketing and administration	$23,000	(1)	16,500	January 2023
San Bruno, California	Engineering, service, sales, marketing and administration	$36,000	(2)	13,900	June 2018
Tokyo, Japan	Sales and service	$5,500		500	Not applicable
London, England	Engineering, service, sales, marketing and administration	$36,500		5,500	September 2019
Hyderabad, India	Software development and testing	$7,500		4,800	September 2018
_________________________________________________

(1)	The agreement has escalating lease payments ranging from approximately $23,000 to $27,000 per month during the course of the lease.

(2)	The agreement has escalating lease payments ranging from approximately $33,000 to $38,000 per month during the course of the lease.
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

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Qumu's common stock is traded on the Nasdaq Global Market under the symbol “QUMU.” The following table sets forth, for the periods indicated, the range of low and high sales prices for Qumu's common stock as reported on The Nasdaq Stock Market.

	Year Ended December 31,
	2015		2014
	Low	High	Low	High
First Quarter	$12.31	$15.87	$12.38	$18.09
Second Quarter	$6.80	$14.99	$12.00	$17.27
Third Quarter	$1.58	$8.59	$11.74	$14.94
Fourth Quarter	$2.40	$4.94	$11.83	$15.20
Shareholders
As of February 29, 2016, there were 99 shareholders of record of Qumu's common stock.
Dividends
The Company did not pay a dividend in 2015 and 2014 and does not expect to pay a dividend in 2016. The payment by Qumu of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Qumu's future earnings, financial condition, capital requirements and other relevant factors.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2015, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted stock awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2015 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2015, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2015	—	$—	—	778,365
November 2015	1,512	$2.80	—	778,365
December 2015	—	$—	—	778,365

Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2015. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,333,077	$9.80	337,456
Equity compensation plans not approved by shareholders(2)	480,000	$10.54	—
Total	1,813,077	$10.00	337,456
_______________________________________
(1) Excludes shares of common stock listed in the first column.
(2) Consists of outstanding non-qualified stock option grants to 1) three of the Company’s current senior management level employees, Vern Hanzlik, Peter Shutte, and Peter Goepfrich on November 26, 2012, January 7, 2013, and May 18, 2015, the respective first days of employment with Qumu; and 2) one of the Company’s former senior management level employees, Sherman L. Black, on April 1, 2009, the first day of employment with Qumu. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rule 4350(i)(1)(A)(iv). The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in four equal installments on each of the first four anniversaries of the date of grant, and have a term of seven years. In other respects, the options were structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and are subject to a stock option plan and agreement entered into by and between the Company and each employee.

Performance Graph
The Company’s common stock is quoted on The Nasdaq Global Market. The graph and table below set forth a comparison of the cumulative total return of the Company’s common stock over the last five fiscal years with a broad market index and published industry index. The Company has selected the NASDAQ Computer Services Index as its published industry index.
The following graph shows changes during the period from December 31, 2010 to December 31, 2015 in the value of $100 invested in: (1) the NASDAQ US Benchmark TR Index; (2) the NASDAQ Computer Services Index; and (3) Qumu's common stock. The values of each investment as of the dates indicated are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. The table and graph are not necessarily indicative of future investment performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Nasdaq US Benchmark TR Index	$100.00	$100.31	$116.79	$155.90	$175.33	$176.17
Nasdaq Computer Services Index	$100.00	$116.70	$128.53	$138.82	$132.12	$129.36
Qumu Corporation	$100.00	$75.45	$44.80	$85.85	$91.68	$18.18

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below. Results of operations exclude the operations of the disc publishing business, which are reported as discontinued operations for all periods presented in the Consolidated Financial Statements due to the sale of the Disc Publishing business on July 1, 2014. We acquired Qumu, Inc. and began our enterprise video content software business in October 2011. Accordingly, the Statement of Operations for 2011 presented below reflects a partial year. (In thousands, except per share data).
Consolidated Statements of Operations Information

	Year Ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$34,454	$26,521	$17,736	$9,836	$1,760
Gross profit	$16,955	$12,049	$10,402	$5,917	$733
Operating loss (1)	$(29,404)	$(28,726)	$(19,605)	$(49,428)	$(7,056)
Net loss from continuing operations (1) (2)	$(28,689)	$(22,343)	$(16,221)	$(53,790)	$(4,341)
Net income (loss) (1) (2)	$(28,699)	$(8,520)	$(9,694)	$(48,338)	$2,835
Net loss from continuing operations per basic and diluted share (1) (2)	$(3.11)	$(2.53)	$(1.87)	$(5.39)	$(0.45)
Weighted average shares outstanding
Basic	9,235	8,836	8,691	9,971	9,674
Diluted	9,235	8,836	8,691	9,971	9,699
_________________________________________________
(1) The Company recorded non-cash goodwill and intangible asset impairment charges of $29,548 before tax in fiscal year 2012.
(2) The Company recorded non-cash deferred tax asset valuation allowance charge of $13,967 in fiscal year 2012.
Consolidated Balance Sheets Information

	December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$7,072	$11,684	$37,725	$28,644	$70,161
Marketable securities	$6,249	$23,486	$13,233	$21,496	$—
Current assets	$28,629	$52,752	$71,774	$75,950	$98,437
Total assets	$54,412	$80,177	$89,146	$95,563	$157,660
Current liabilities	$19,113	$19,377	$23,028	$19,807	$20,156
Long-term liabilities	$4,542	$2,527	$3,537	$5,129	$5,204
Stockholders’ equity	$30,757	$58,273	$62,581	$70,627	$132,300
Historical data is not necessarily indicative of the Company's future results of operations or financial condition. See discussion of "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Financial Data” and our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
Qumu Corporation ("Qumu" or the "Company") provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. The Company's innovative solutions release the power in video to engage and empower employees, partners and clients. Organizations around the world realize the greatest possible value from video they create and publish. Whatever the audience size, viewer device or network configuration, the Company's solutions are how business does video.
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.
For the years ended December 31, 2015, 2014 and 2013, the Company generated revenues of $34.5 million, $26.5 million and $17.7 million, respectively. Subscription, maintenance and support revenue increased 54% to $18.8 million from $12.2 million in 2015 as the Company continues to advance its transition to more revenue that is recurring in nature from primarily perpetual software license revenue.
History
The Company was founded in 1978, incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. From 1995 to 2011, the Company focused its business on the development and sale of its CD recordable publishing systems and DVD recordable publishing systems.
In response to declines in the disc publishing business due to technology substitutions and the rise of video as a communication and collaboration tool, in October 2011, the Company acquired Qumu, Inc., a leader in the enterprise video content management software market and changed its name to Qumu Corporation in September 2013. Qumu completed the transition to enterprise video content management software company in July 2014, when the Company closed on the sale of its disc publishing assets to Equus Holdings, Inc. and Redwood Acquisition, Inc. (now known as Rimage Corporation). As a result, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014.
On October 3, 2014, the Company acquired Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu Valley”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu Valley’s customers with access to industry leading video content management and delivery capability.
The results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the years ended December 31, 2015, 2014 and 2013. No general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Consolidated Balance Sheets as assets and liabilities from discontinued operations. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
The following discussion of year-to-year changes and trends in financial statement results under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” aligns with the financial statement presentation described above.

Critical Accounting Policies
The discussion of the Company's financial condition and results of operations is based upon its financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that management believes to be reasonable. The Company's actual results may differ from these estimates under different assumptions or conditions.
Management believes that of the Company's significant accounting policies, which are described in the notes to our financial statements, the following accounting policies involve a greater degree of judgment, complexity and effect on materiality. A critical accounting policy is one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on the Company's financial condition and results of operations. Accordingly, these are the policies management believes are the most critical to aid in fully understanding and evaluating the Company's financial condition and results of operations.
Revenue Recognition
The Company follows specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of its revenue recognition policy.
The Company commences revenue recognition when all of the following conditions are met: there is persuasive evidence of an arrangement; the product has been delivered or the services have been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable.
Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from period to period. The significant judgments for revenue recognition typically involve allocation of revenue to multiple element arrangements, which must be analyzed to determine the fair value of each element, the amount of revenue to be recognized for each element, if any, and the period and conditions under which deferred revenue should be recognized. As a result, if facts and circumstances change that affect management's current judgments, the Company's revenue could be materially different in the future.
Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.
Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.

During the year ended December 31, 2015, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of December 31, 2015, the Company’s market capitalization, without a control premium, was less than its book value suggesting a possible goodwill impairment. The Company engaged a third party valuation firm to assist the Company with its goodwill impairment analysis. Based on the analysis, the Company determined its enterprise value using a discounted cash flow analysis and a comparable public company analysis, giving both equal weight, was greater than the Company’s book value by 14%. As a result, the Company concluded there was no goodwill impairment. While not a factor used for the December 31, 2015 goodwill impairment analysis, the Company's market capitalization increased to $48.7 million as of March 14, 2016 which was in excess of its book value at December 31, 2015 by 58%. Declines in the Company’s market capitalization could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.
Investment in Nonconsolidated Company
As of December 31, 2015 and 2014, the Company held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. ("Briefcam") a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of Briefcam, Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. Qumu monitors Briefcam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense over the vesting period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Management uses the Black-Scholes option pricing model to value award grants and determine the related compensation expense. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. The Company expects to continue to grant stock-based awards in the future, and to the extent that the Company does, its actual stock-based compensation expense recognized in future periods will likely increase.
Royalties for Third Party Technology
Royalties for third party technology are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalties are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Each quarter, the Company also evaluates the expected future realization of its prepaid royalties, as well as any minimum commitments not yet paid to determine amounts it deems unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to general and administrative expense, and any impairments or losses determined post-launch are charged to cost of revenue. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
During the quarter ended December 31, 2015, the Company recognized a loss relating to a third party license agreement of $1.2 million to general and administration expense which included the write-off of a $606,000 prepaid royalty and the accrual of the remaining $606,000 minimum royalty payments.
Income Taxes
Significant judgment is required in determining the realizability of deferred tax assets. Management must assess the likelihood that the Company's net deferred tax assets will be recovered from future taxable income, and to the extent Management believes that recovery is not likely, the Company must establish a valuation allowance. Considerations for determining the realizability of the Company's deferred tax assets primarily involve cumulative pre-tax income for financial reporting purposes, cumulative taxable income for the past three years, estimated future pre-tax income for financial reporting purposes and estimated future taxable income from the Company's core business. Management also considers the expiration dates and amounts of net operating loss carryforwards and other tax credits, and estimate the impact of future tax deductions from the exercise of stock options. These estimates are projected through the life of the related deferred tax assets based on assumptions which Management believes to be reasonable and consistent with current operating results.
Since 2012, the Company has maintained a full valuation allowance against the Company U.S. deferred tax assets. If pretax results improve in future periods, the Company may be able to reverse the valuation allowance, which would positively impact earnings.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the years ended December 31, 2015, 2014 and 2013, and the percentage changes in these income and expense items between years, are contained in the following table (all amounts presented reflect only the financial results of the Company's continuing enterprise video content management software business):

	Percentage of Revenues			Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenues	100.0%	100.0%	100.0%	30%	50%
Cost of revenues	(50.8)	(54.6)	(41.4)	21	97
Gross profit	49.2	45.4	58.6	41	16
Operating expenses:
Research and development	31.0	35.8	49.3	12	9
Sales and marketing	52.2	67.8	58.1	—	75
General and administrative	49.0	47.6	58.2	34	22
Amortization of purchased intangibles	2.3	2.5	3.5	22	4
Total operating expenses	134.5	153.7	169.1	14	36
Operating loss	(85.3)	(108.3)	(110.5)	2	47
Other expense, net	(0.4)	(0.7)	(0.1)	(31)	1,408
Loss before income taxes	(85.7)	(109.0)	(110.6)	2	47
Income tax benefit	(2.4)	(24.8)	(19.1)	(87)	93
Net loss from continuing operations	(83.3)%	(84.2)%	(91.5)%	28%	38%
Revenues
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.
The table below describes Qumu's revenues by product category (in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Software licenses and appliances	$9,456	$11,363	$7,269	$(1,907)	$4,094	(17)%	56%
Service	24,998	15,158	10,467	9,840	4,691	65	45
Total revenues	$34,454	$26,521	$17,736	$7,933	$8,785	30%	50%
The $7.9 million increase in total revenues from 2014 to 2015 reflects a $9.8 million increase in service revenues, partially offset by a $1.9 million decrease in software licenses and appliances revenues. The decrease in software license revenues in 2015 was largely impacted by a decrease in the value of perpetual product license contracts entered into in 2015 and converted to revenue. Revenues can vary year to year based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses, which are included in software licenses and appliances revenue, generally result in revenue recognized closer to the contract commitment date, while contracts for term software licenses and SaaS, which are included in service revenue, result in most of the revenue being recognized over the period of the contract. The $9.8 million increase in service revenues from 2014 to 2015 resulted from a $6.6 million increase in subscription, maintenance and support revenues to $18.8 million from $12.2 million driven primarily from growth in the customer base, including the favorable impact of SaaS revenues from Qumu’s acquisition of Kulu Valley effective October 3, 2014. Also contributing to the growth in services revenue was an approximately $3.3 million increase in professional services revenues to $6.2 million from $2.9 million as Qumu assists its customers in the deployment of its growing base of enterprise video solutions.
The $8.8 million increase in total revenues from 2013 to 2014 reflects a $4.1 million increase in software licenses and appliances revenues and a $4.7 million increase in service revenues. The increase in software license revenues in 2014 was largely impacted by an increase in the value of perpetual product license contracts entered into in 2014 and converted to revenue. The increase in service revenues in 2014 resulted from a rise in maintenance and support revenues stemming primarily from growth in the customer base and higher professional services revenues. Also contributing to the increase in service revenues was the recognition of revenue from a large term-based arrangement closed in the first quarter of 2014 for which revenue is being recognized over the three-year term of the contract. The growth in service revenues was also favorably impacted by the generation in the fourth quarter of cloud-based SaaS revenues from Qumu’s acquisition of Kulu Valley effective October 3, 2014.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets and whether arrangements with customers are structured as a perpetual software license, a term software license or a SaaS, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Gross profit:
Software licenses and appliances	$6,507	$7,547	$4,348	$(1,040)	$3,199	(14)%	74%
Service	10,448	4,502	6,054	5,946	(1,552)	132	(26)
Total gross profit	$16,955	$12,049	$10,402	$4,906	$1,647	41%	16%

Gross margin:
Software licenses and appliances	68.8%	66.4%	59.8%	2.4%	6.6%
Service	41.8%	29.7%	57.8%	12.1%	(28.1)%
Total gross margin	49.2%	45.4%	58.6%	3.8%	(13.2)%
The 3.8% improvement in gross margin in 2015 compared to 2014 was primarily driven by the 12.1% improvement in service gross margin primarily driven by improved economies of scale on increased service revenue; service margin also improved due to cost savings initiatives in the second half of 2015. The year ended December 31, 2015 included severance expense of $49,000 relating the cost reduction initiatives. The Company had 43 and 49 service personnel at December 31, 2015 and 2014, respectively.
The 13.2% decline in gross margin in 2014 compared to 2013 resulted from increased investments in customer support and professional services costs to support growth in the customer base, deployment of a growing base of software contracts and expansion of service offerings. Additionally, the sales mix shifted in 2014 compared to 2013 to include a higher concentration of lower margin hardware in perpetual license transactions. The overall growth in revenue volume in 2014 provided greater absorption of fixed service costs, partially offsetting the impact of the changes described above.
For the years ended December 31, 2015, 2014 and 2013, gross margins are inclusive of the impact of approximately $1.3 million, $0.7 million and $0.6 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of software licenses and appliances revenues in 2016 are expected to include approximately $1.4 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses:

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Operating expenses:
Research and development	$10,689	$9,506	$8,745	$1,183	$761	12%	9%
Sales and marketing	17,994	17,991	10,303	3	7,688	—	75
General and administrative	16,878	12,626	10,332	4,252	2,294	34	22
Amortization of purchased intangibles	798	652	627	146	25	22	4
Total operating expenses	$46,359	$40,775	$30,007	$5,584	$10,768	14%	36%
Operating expenses for the year ended December 31, 2015 included an equipment operating lease loss of $1.0 million relating to equipment the Company no longer plans to utilize as part of it managed services offerings, a loss relating to a third party license agreement of $1.2 million, and severance expense of $2.1 million relating the cost reduction initiatives and executive transitions.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Compensation and employee-related	$6,738	$5,762	$6,291	$976	$(529)	17%	(8)%
Overhead and other expenses	1,067	749	540	318	209	42	39
Outside services and consulting	2,349	2,403	1,300	(54)	1,103	(2)	85
Depreciation and amortization	273	349	296	(76)	53	(22)	18
Equity-based compensation	262	243	318	19	(75)	8	(24)
Total research and development expenses	$10,689	$9,506	$8,745	$1,183	$761	12%	9%
Total research and development expenses for the years ended December 31, 2015, 2014 and 2013 represented 31%, 36% and 49% of revenues, respectively. The increase in expenses from 2014 to 2015 was driven primarily by increased employee costs through the addition of engineering employees from the acquisition of Kulu Valley in October 2014. The increase in expenses from 2013 to 2014 reflect an increase in project spending to support development of expanded software functionality. The year ended December 31, 2015 included severance expense of $136,000 relating to cost reduction initiatives. The Company had 57 and 61 research and development personnel at December 31, 2015 and 2014, respectively.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Compensation and employee-related	$14,293	$14,487	$7,690	$(194)	$6,797	(1)%	88%
Overhead and other expenses	1,691	921	736	770	185	84	25
Outside services and consulting	1,521	2,174	1,690	(653)	484	(30)	29
Depreciation and amortization	130	135	67	(5)	68	(4)	101
Equity-based compensation	359	274	120	85	154	31	128
Total sales and marketing expenses	$17,994	$17,991	$10,303	$3	$7,688	—%	75%
Total sales and marketing expenses for the years ended December 31, 2015, 2014 and 2013 represented 52%, 68% and 58% of revenues, respectively. Expenses remained flat from 2014 to 2015, as the favorable impact of an expense reduction program implemented in the 2015 third quarter was offset by additional employee costs and the allocation of corporate overhead expense in connection with the Kulu Valley operations, which included a full year of expense in 2015 compared to one quarter of expense in 2014, and severance costs incurred in 2015. The year ended December 31, 2015 included severance expense of $550,000 relating the cost reduction initiatives. The Company had 61 and 81 sales and marketing personnel at December 31,

2015 and 2014, respectively. The $7.7 million increase in expenses from 2013 to 2014 was driven by an increase in sales and marketing headcount, higher sales commissions stemming from an increase in revenues and increased spending on marketing programs to support sales growth.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2015	2014	2013	2014 to 2015	2013 to 2014	2014 to 2015	2013 to 2014
Compensation and employee-related	$7,522	$6,189	$6,174	$1,333	$15	22%	—%
Overhead and other expenses	3,607	1,261	692	2,346	569	186	82
Outside services and consulting	4,146	3,697	2,302	449	1,395	12	61
Depreciation and amortization	549	210	193	339	17	161	9
Equity-based compensation	1,054	1,269	971	(215)	298	(17)	31
Total general and administrative expenses	$16,878	$12,626	$10,332	$4,252	$2,294	34%	22%
Total general and administrative expenses for the years ended December 31, 2015, 2014 and 2013 represented 49%, 48% and 58% of revenues, respectively. The increase in expenses from 2014 to 2015 was driven primarily by an equipment operating lease loss of $1.0 million relating to equipment the Company no longer plans to utilize as part of it managed services offerings, a loss relating to a third party license agreement of $1.2 million, and severance expense of $1.4 million relating the cost reduction and executive transition initiatives. Also contributing to the increase were non-recurring audit, legal and outside service costs in 2015 associated with transition and reorganization activities resulting from the divestiture in 2014 of the Company's disc publishing business. The Company had 31 general and administrative personnel at both December 31, 2015 and 2014.
The increase in expenses from 2013 to 2014 included costs to support corporate development activity associated with the acquisition of Kulu Valley in the fourth quarter of 2014 as well as transition activities related to separating the back office processes and systems of the Company's enterprise video content management software business from the disc publishing business, which was sold effective July 1, 2014.
Amortization of Purchased Intangibles
Operating expenses include $798,000, $652,000 and $627,000 in 2015, 2014 and 2013, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2016 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income, Net
The Company recognized interest income on cash and marketable securities of $7,000, $60,000 and $28,000 in 2015, 2014 and 2013, respectively. Other income also included the net losses on foreign currency transactions of $131,000, $201,000 and $40,000 in 2015, 2014 and 2013, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the years ended December 31, 2015, 2014 and 2013, net income tax benefit amounted to $839,000, $6.6 million and $3.4 million, respectively.
Income tax benefit in 2015 is primarily attributable to UK operations, which include refundable research credits. Amounts in 2014 and 2013 primarily reflect the realization of income tax benefits on losses from continuing operations as a result of income generated from discontinued operations, including the gain on sale of the disc publishing business recognized in the third quarter of 2014.
Net Income from Discontinued Operations, Net of Tax
The Company closed the sale of its disc publishing business effective July 1, 2014. As a result, net income from discontinued operations includes the financial results of the Company’s disc publishing business through June 30, 2014. Included in net income from discontinued operations for the third quarter of 2014 is the recognition of a gain on sale of the disc publishing business of $16.2 million. This amount excludes the impact of transaction related expenses which were primarily incurred and recognized prior to the third quarter of 2014. Discontinued operations results also include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business. These expenses included third party transaction specific costs, one-time income tax related impacts and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. Non-recurring expenses and income tax related impacts amounted to approximately $9.6 million for the year ended December 31, 2014.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents	$7,072	$11,684
Marketable securities	6,249	23,486
Restricted cash	—	2,300
Cash, cash equivalents, marketable securities and restricted cash	$13,321	$37,470
Working capital	$9,516	$33,375
Financing obligations	$1,021	$—
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves as well as any cash flows that may be generated from current operations. Based on revenue growth and an expense reduction program implemented in the third quarter of 2015, the Company expects that it will be cash flow breakeven for the second half of 2016.
At December 31, 2015, the Company had aggregate working capital of $9.5 million, down $23.9 million from working capital of $33.4 million at December 31, 2014. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the year ended December 31, 2015 of $24.2 million, purchases of property and equipment of $635,000 and principal payments on capital lease obligations of $320,000.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.0 million as of December 31, 2015. The Company does not currently intend to repatriate the cash and related balances held by its international subsidiaries.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows from (used in):
Operating activities	$(23,227)	$(22,644)	$2,367
Investing activities	18,923	(3,180)	6,926
Financing activities	(228)	35	(129)
Effect of exchange rate changes on cash	(80)	(252)	(83)
Net change in cash and cash equivalents	$(4,612)	$(26,041)	$9,081
Net change in marketable securities and restricted cash	$(19,537)	$12,553	$(8,263)
Operating activities
Net cash used in operating activities was $23.2 million for 2015 compared to $22.6 million for 2014. The change in operating cash flows as compared to 2014 was favorably impacted by changes in year-over-year balances for receivables and prepaid expenses and other assets offset by the unfavorable impact of a higher net loss in 2015 and unfavorable changes in year-over-year balances for accrued compensation, deferred revenue and income tax receivable. The increase in deferred revenue for each year was driven by increased deferrals of perpetual software licenses and corresponding maintenance contracts, primarily due to revenue recognition criteria and contracted deliverables not being delivered or completed. Additionally, cash used in operating activities was impacted by a $879,000 unfavorable change in cash from discontinued operations in connection with the Company's sale of its discontinued disc publishing business effective July 1, 2014.
Investing activities
Net cash provided by investing activities totaled, in the aggregate, $18.9 million for 2015 compared to net cash used of $3.2 million in 2014. Primarily driving the generation of cash in 2015 were maturities of marketable securities, net of related purchases, of $17.2 million, partially offset by purchases of property and equipment of $635,000. The $3.2 million cash provided by investing activities in 2014 resulted from the Company's receipt of proceeds from the sale of the disc publishing business of $19.7 million, significantly offset by purchases of marketable securities, net of related maturities, of $10.2 million and purchases of property and equipment of $1.1 million.
Financing activities
Financing activities used net cash of $0.2 million during 2015 and used a minimal amount of cash in the comparable period in 2014. Primarily impacting the current period use of cash were principal payments on financing obligations of $320,000, partially offset by $142,000 in proceeds from employee stock plans. Financing activities in 2014 consisted primarily of proceeds from employee stock plans.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
The Company did not declare or pay any dividends during the years ended December 31, 2015, 2014 and 2013.
Contractual Obligations. The following table summarizes the Company's contractual cash obligations at December 31, 2015, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$1,218	$1,268	$1,062	$571	$309	$658	$5,086
Capital leases and other financing obligations (1)	561	375	163	—	—	—	1,099
Purchase obligations (2)	2,733	707	128		—	—	3,568
Income tax liabilities under ASC 740 (3)	—	—	—	—	—	—	—
Total contractual cash obligations	$4,512	$2,350	$1,353	$571	$309	$658	$9,753
_________________________________________________

(1)	Amounts include principal and interest.

(2)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancelable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table.

(3)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2015 to be paid to the applicable tax authorities in 2016. The full balance of unrecognized tax benefits under ASC 740 of $1.0 million at December 31, 2015, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Translation. As of December 31, 2015, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Qumu Corporation:

We have audited the accompanying consolidated balance sheets of Qumu Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qumu Corporation and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Minneapolis, Minnesota
March 15, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Qumu Corporation:
We have audited Qumu Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Qumu Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified related to the adequacy of the Company’s risk assessment and monitoring processes as well as control activities specific to manual journal entries, account reconciliations and revenue relative to its internal control over financial reporting. These material weaknesses have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Qumu Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Qumu Corporation has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management's statements referring to corrective actions taken or to be taken after December 31, 2015, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 15, 2016

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,072	$11,684
Marketable securities	6,249	23,486
Restricted cash	—	2,300
Receivables, net	11,257	10,090
Income tax receivable	659	301
Prepaid expenses and other current assets	3,392	3,801
Deferred income taxes	—	64
Current assets from discontinued operations	—	1,026
Total current assets	28,629	52,752
Property and equipment, net	2,942	1,899
Intangible assets, net	11,032	13,384
Goodwill	8,103	8,525
Deferred income taxes, non-current	57	2
Other assets, non-current	3,649	3,615
Total assets	$54,412	$80,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,864	$3,396
Accrued compensation	4,014	6,222
Deferred revenue	10,413	9,015
Deferred income taxes	—	110
Income taxes payable	—	53
Deferred rent	270	133
Financing obligations	502	—
Current liabilities from discontinued operations	50	448
Total current liabilities	19,113	19,377
Long-term liabilities:
Deferred revenue, non-current	2,215	1,047
Income taxes payable, non-current	9	8
Deferred tax liability, non-current	575	1,071
Deferred rent, non-current	998	401
Financing obligations, non-current	519	—
Other non-current liabilities	226	—
Total long-term liabilities	4,542	2,527
Total liabilities	23,655	21,904
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,188,682 and 9,127,425, respectively	92	91
Additional paid-in capital	65,484	63,566
Accumulated deficit	(33,298)	(4,599)
Accumulated other comprehensive loss	(1,521)	(785)
Total stockholders’ equity	30,757	58,273
Total liabilities and stockholders’ equity	$54,412	$80,177
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Software licenses and appliances	$9,456	$11,363	$7,269
Service	24,998	15,158	10,467
Total revenues	34,454	26,521	17,736
Cost of revenues:
Software licenses and appliances	2,949	3,816	2,921
Service	14,550	10,656	4,413
Total cost of revenues	17,499	14,472	7,334
Gross profit	16,955	12,049	10,402
Operating expenses:
Research and development	10,689	9,506	8,745
Sales and marketing	17,994	17,991	10,303
General and administrative	16,878	12,626	10,332
Amortization of purchased intangibles	798	652	627
Total operating expenses	46,359	40,775	30,007
Operating loss	(29,404)	(28,726)	(19,605)
Other income (expense):
Interest, net	7	60	28
Other, net	(131)	(241)	(40)
Total other income (expense), net	(124)	(181)	(12)
Loss before income taxes	(29,528)	(28,907)	(19,617)
Income tax benefit	(839)	(6,564)	(3,396)
Net loss from continuing operations	(28,689)	(22,343)	(16,221)
Net income (loss) from discontinued operations, net of tax	(10)	13,823	6,527
Net loss	$(28,699)	$(8,520)	$(9,694)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(3.11)	$(2.53)	$(1.87)
Net income from discontinued operations per share	$—	$1.57	$0.75
Net loss per share	$(3.11)	$(0.96)	$(1.12)
Basic and diluted weighted average shares outstanding	9,235	8,836	8,691
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(28,699)	$(8,520)	$(9,694)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(749)	(856)	65
Change in net unrealized gain (loss) on marketable securities, net of tax	13	5	(19)
Total other comprehensive income (loss)	(736)	(851)	46
Total comprehensive loss	$(29,435)	$(9,371)	$(9,648)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest(1)	Total
	Shares	Amount
Balance at December 31, 2012	8,654	$87	$56,706	$13,615	$116	$103	$70,627
Net loss	—	—	—	(9,694)	—	(125)	(9,819)
Other comprehensive income, net of taxes	—	—	—	—	46	1	47
Issuance of restricted stock	26	—	—	—	—	—	—
Stock issued in stock option exercise	1	—	7	—	—	—	7
Redemption of stock to cover tax withholding for employee stock plans	(7)	—	(66)	—	—	—	(66)
Net tax reductions relating to exercise and expiration of stock options	—	—	(13)	—	—	—	(13)
Stock-based compensation	—	—	1,778	—	—	—	1,778
Purchase of noncontrolling interest in consolidated subsidiary	—	—	(1)	—	—	21	20
Balance at December 31, 2013	8,674	$87	$58,411	$3,921	$162	$—	$62,581
Net loss	—	—	—	(8,520)	—	—	(8,520)
Other comprehensive income, net of taxes	—	—	—	—	(851)	—	(851)
Issuance of restricted stock	156	1	(1)	—	—	—	—
Stock issued in stock option exercise	86	1	192	—	—	—	193
Redemption of stock to cover tax withholding for employee stock plans	(64)	(1)	(98)	—	—	—	(99)
Net tax reductions relating to exercise and expiration of stock options	—	—	(8)	—	—	—	(8)
Stock-based compensation	—	—	2,039	—	—	—	2,039
Foreign currency translation transfer related to the sale of foreign operations	—	—	—	—	(96)	—	(96)
Shares issued for acquisition	275	3	3,031	—	—	—	3,034
Balance at December 31, 2014	9,127	$91	$63,566	$(4,599)	$(785)	$—	$58,273
Net loss	—	—	—	(28,699)	—	—	(28,699)
Other comprehensive income, net of taxes	—	—	—	—	(736)	—	(736)
Issuance of restricted stock	48	1	(1)	—	—	—	—
Stock issued in stock option exercise	20	—	142	—	—	—	142
Redemption of stock to cover tax withholding for employee stock plans	(6)	—	(50)	—	—	—	(50)
Net tax reductions relating to exercise and expiration of stock options	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	1,834	—	—	—	1,834
Balance at December 31, 2015	9,189	$92	$65,484	$(33,298)	$(1,521)	$—	$30,757
_________________________________________________
(1) Noncontrolling interest items are included in results of discontinued operations for all periods presented.

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from (used in) operating activities:
Net loss	$(28,699)	$(8,520)	$(9,694)
Net income (loss) from discontinued operations, net of tax	(10)	13,823	6,527
Net loss from continuing operations	(28,689)	(22,343)	(16,221)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,118	2,049	1,787
Stock-based compensation	1,834	1,841	1,435
Loss on disposal of property and equipment	108	102	6
Deferred income tax expense (benefit)	(564)	(126)	699
Current income tax benefit resulting from income generated from discontinued operations	—	(6,337)	(3,445)
Changes in operating assets and liabilities:
Receivables	(1,331)	(5,679)	1,614
Income taxes receivable / payable	(378)	1,068	2,493
Prepaid expenses and other assets	748	(2,032)	12
Accounts payable and other accrued liabilities	443	1,189	745
Accrued compensation	(2,184)	686	2,144
Deferred revenue	2,729	5,499	801
Deferred rent	48	(105)	—
Other non-current liabilities	226	—	(121)
Net cash used in continuing operating activities	(23,892)	(24,188)	(8,051)
Net cash provided by discontinued operating activities	665	1,544	10,418
Net cash provided by (used in) operating activities	(23,227)	(22,644)	2,367
Cash flows from (used in) investing activities:
Purchases of marketable securities	(10,250)	(33,499)	(28,755)
Sales and maturities of marketable securities	27,465	23,250	37,000
Purchases of property and equipment	(635)	(1,051)	(662)
Proceeds from sale of property and equipment	43	—	—
Purchase of cost method investment	—	—	(350)
Cash paid for acquisition of business, net of cash acquired	—	(11,556)	—
Net cash provided by (used in) continuing investing activities	16,623	(22,856)	7,233
Net cash provided by (used in) discontinued investing activities, including proceeds from sale of business	2,300	19,676	(307)
Net cash provided by (used in) investing activities	18,923	(3,180)	6,926
Cash flows from (used in) financing activities:
Common stock repurchases to settle employee withholding liability	(50)	(99)	(66)
Principal payments on capital lease obligations	(320)	—	—
Proceeds from employee stock plans	142	193	7
Net cash provided by (used in) continuing financing activities	(228)	94	(59)
Net cash used in discontinued financing activities	—	(59)	(70)
Net cash provided by (used in) financing activities	(228)	35	(129)
Effect of exchange rate changes on cash	(80)	(252)	(83)
Net increase (decrease) in cash and cash equivalents	(4,612)	(26,041)	9,081
Cash and cash equivalents, beginning of year	11,684	37,725	28,644
Cash and cash equivalents, end of year	$7,072	$11,684	$37,725

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosures
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of net cash paid (received) during the year:
Income taxes	$(22)	$(1,145)	$(3,243)
Interest	$33	$—	$—
Non-cash investing and financing activities:
Accrued liabilities and other non-current liabilities related to leasehold improvements	$689	$—	$—
Financing obligations related to prepaid expenses and other assets	$402	$—	$—
Financing obligations related to property and equipment	$927	$—	$—
Proceeds from sale of business held in escrow	$—	$2,300	$—
Stock issued for acquisition of business	$—	$3,034	$—

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Qumu Corporation (the "Company") provides the tools businesses need to create, manage, secure, deliver and measure the success of their videos. The Company's innovative solutions release the power in video to engage and empower employees, partners and clients. Organizations around the world realize the greatest possible value from video they create and publish. Whatever the audience size, viewer device or network configuration, the Company's solutions are how business does video.
The Company views its operations and manages its business as one segment and one reporting unit. Factors used to identify the Company's single operating segment and reporting unit include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company manages the marketing of its products and services through regional sales representatives and independent distributors in the United States and international markets.
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. As further described in Note 3, on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company had one remaining reportable segment, the enterprise video content management software business. The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Consolidated Statements of Operations. All remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.
Certain reclassifications have been made to amounts for prior years to conform to the current year's presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities, for which the current carrying amounts approximate fair market values based on quoted market prices or net asset value.
Revenue Recognition
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services. The Company commences revenue recognition when all of the following conditions are met: there is persuasive evidence of an arrangement; the product has been delivered or the services have been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. More specifically:

•	Revenue from perpetual software licenses and hardware are generally recognized when the product has been delivered.

•
Revenue from subscription, maintenance and support, which includes term software licenses, cloud-hosted software as a service and maintenance and support, are generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s product has been delivered or service is made available to customers.

•	Revenue from professional and other services, which are not essential to the functionality of the software, are generally recognized as the services are provided to customers.
The Company allocates revenue to the software-related and non-software elements under one arrangement based on the relative selling price. In such circumstances, the selling price for a deliverable is based on the following hierarchy: i) vendor-specific objective evidence (“VSOE”), if available, ii) third-party evidence (“TPE”), if VSOE is not available, or iii) estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company determines VSOE of the selling price for software-related elements, including professional services and software maintenance and support contracts, based on the price charged for the deliverable when sold separately. After the arrangement consideration has been allocated to the software-related and non-software related elements, the Company accounts for each respective element as follows:

•
Revenue for each of the non-software elements is allocated based on the selling price hierarchy and recognized as noted above provided all other criteria required for revenue recognition have been met.

•
Revenue for each of the software-related elements is allocated based on the VSOE of each element and recognized as noted above provided all other criteria required for revenue recognition have been met. In software-related arrangements for which the Company does not have the VSOE of the fair value for all elements, revenue is deferred until the earlier of when the VSOE is determined for the undelivered elements (residual method) or when all elements for which the Company does not have the VSOE of the fair value have been delivered, unless the only undelivered element is maintenance and support, in which case the entire amount of revenue is recognized over the maintenance and support period.

Other items relating to charges collected from customers:

•	Shipping and handling charges collected from customers as part of the Company's sales transactions are included in revenues and the associated costs are included in cost of revenues.

•	Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.
Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.
Deferred Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancelable customer contracts and also commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $954,000 and $418,000 at December 31, 2015 and 2014, respectively. Deferred commission costs in other assets, non-current were $104,000 at December 31, 2015.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value.

Marketable Securities
Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The Company analyzes its marketable securities for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are initially recorded at a selling price, which approximates fair value upon the sale of goods or services to customers. The Company maintains an allowance for doubtful accounts to reflect accounts receivable at net realizable value. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors, including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables. A portion of this provision is included in operating expenses as a general and administrative expense and a portion of this provision is included as a reduction of license revenue. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, which would impact future results of operations.
Changes to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2015	2014	2013
Balance at beginning of year	$55	$20	$62
Write-offs	—	(8)	(25)
Recoveries	—	—	—
Change in provision	(31)	43	(17)
Balance at end of year	$24	$55	$20
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company records provisions for potential excess, obsolete and slow moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. Inventory included in prepaid expenses and other current assets was $250,000 and $168,000 as of December 31, 2015 and 2014, respectively.
Property and Equipment
Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives ranging from one to seven years for most assets. Leasehold improvements are amortized using the straight-line method over the shorter of the property’s useful life or the term of the underlying lease. Repairs and maintenance costs are charged to operations as incurred. The asset cost and related accumulated depreciation or amortization are adjusted for asset retirement or disposal, with the resulting gain or loss, if any, credited or charged to results of operations.
Long-lived Assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2015, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired. See Note 6–"Intangible Assets and Goodwill."
Investment in Nonconsolidated Company
As of December 31, 2015 and 2014, the Company held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. ("Briefcam") a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of Briefcam, Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. Qumu monitors Briefcam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.
Stock-Based Compensation
The Company measures stock-based compensation based on the fair value of the award at the date of grant. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period for the entire awards, net of an estimated forfeiture rate. Compensation cost is recognized for all awards over the vesting period to the extent the requisite service requirements are met, whether or not the award is ultimately exercised. Conversely, when the requisite service requirements are not met and the award is forfeited prior to vesting, any compensation expense previously recognized for the award is reversed.
Research and Development Costs
Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. The Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs because such costs have not been significant.
Royalties for Third Party Technology
Royalties for third party technology are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalties are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Each quarter, the Company also evaluates the expected future realization of its prepaid royalties, as well as any minimum commitments not yet paid to determine amounts it deems unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to general and administrative expense, and any impairments or losses determined post-launch are charged to cost of revenue. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
During the fourth quarter 2015, the Company recognized a loss relating to a third party license agreement of $1.2 million to general and administration expense which included the write-off of a $606,000 prepaid royalty and the accrual of the remaining $606,000 minimum royalty payments.

Income Taxes
The Company provides for income taxes using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income (expense). Losses on foreign currency transactions were $131,000, $201,000 and $40,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other expenses in the Consolidated Statements of Operations.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares including options and restricted stock units. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and items defined as other comprehensive income, such as unrealized gains and losses on certain marketable securities and foreign currency translation adjustments. Such items are reported in the consolidated statements of comprehensive income (loss).
New Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. This accounting guidance simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This accounting guidance is effective for the Company beginning in the first quarter of 2017, but the Company has elected to adopt this guidance prospectively as of December 31, 2015. As a result, all deferred tax liabilities and assets are classified as non-current in the consolidated balance sheet at December 31, 2015.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes software. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for the Company on January 1, 2016, with early adoption permitted using either of two methods: (i) prospective to all arrangements entered into or materially modified after the effective date and represent a change in accounting principle; or (ii) retrospectively. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The new standard is effective for the Company on January 1, 2018 but may be early adopted effective January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the timing of its adoption and the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
2) Acquisition of Kulu Valley, Ltd.
On October 3, 2014, the Company entered into share purchase agreements to acquire 100% of the outstanding shares (the "Share Purchase Transaction") of Kulu Valley Ltd., a private limited company incorporated in England and Wales (“Kulu Valley”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, and provides Kulu Valley’s customers with access to industry leading video content management and delivery capability.
After inclusion of working capital and other adjustments required under the share purchase agreements, the aggregate net purchase price totaled approximately $14,591,000 consisting of a cash outlay of approximately $11,556,000, net of cash acquired in the transaction of $2,466,000, and approximately 275,000 shares of Qumu Corporation's common stock. For purposes of calculating the purchase price attributable to the 275,000 shares of Company common stock issuable in the Share Purchase Transaction, the parties agreed upon a value of $13.75 per share. All of the shares of the Company’s common stock issued in the Share Purchase Transaction were issued to shareholders of Kulu Valley who are also employees of Kulu Valley. Pursuant to the terms of a lock-up letter agreement, the shares issued in the Share Purchase Transaction were restricted from transfer, subject to certain exceptions. The restrictions lapsed for all of the shares issued 365 days following the closing of the Share Purchase Transaction. Following the acquisition, Kulu Valley’s liabilities consisted of trade payables, accrued expenses, deferred tax liabilities and deferred revenue related primarily to active software subscription agreements. Of the cash amounts payable in the acquisition, $2,000,000 was subject to escrow for a fifteen month period to secure certain warranty and indemnification obligations to the Company; the escrow was released in January 2016. The acquisition was funded through the use of cash held by the Company at the acquisition date and the Company's common stock.
The acquisition was accounted for under the provisions of ASC 805, Business Combinations. The results of operations of Kulu Valley are included in the Company’s Consolidated Statements of Operations since October 3, 2014, the date of the acquisition. After the impact of applying fair value purchase accounting adjustments of $1.1 million to reduce the carrying value of deferred revenues, the Company recorded revenues for Kulu Valley of approximately $464,000 during the post-acquisition period in 2014. The acquisition of Kulu Valley’s assets and liabilities does not constitute a material business combination and accordingly, pro forma results have not been included.
The following table summarizes the purchase accounting allocation of the total purchase price to Kulu Valley’s net tangible and intangible assets, with the residual allocated to goodwill (in thousands):

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
The aggregate purchase price was allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed. The fair values assigned to intangible assets were determined through the use of forecasted cash inflows and outflows, primarily applying a relief-from royalty and a multi-period excess earnings method. These valuation methods were based on management’s estimates as of the acquisition date of October 3, 2014. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for tax purposes. Transaction costs of approximately $245,000 were expensed as incurred and were included in the Company’s general and administrative expenses.

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
3) Divestiture of Disc Publishing Business
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
At a special meeting of the Company's shareholders held on June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets as contemplated by the asset purchase agreement. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for discontinued operations presentation in the Company’s consolidated financial statements. The results of the discontinued disc publishing business have been presented as discontinued operations effective with the reporting of financial results for the second quarter 2014. As such, financial results for the years ended December 31, 2015, 2014 and 2013 have been reported on this basis.
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
The adjusted purchase price paid to the Company was $22.0 million, of which $2.3 million was placed in an escrow account to support the Company’s indemnification obligations under the asset purchase agreement for a fifteen-month escrow period. The $2.3 million escrow was classified as restricted cash on the Consolidated Balance Sheets as of December 31, 2014 and was released from escrow to the Company in October 2015. In the third quarter of 2014, the Company recorded a gain on sale of the disc publishing business of $16.2 million, exclusive of the impact of transaction related expenses recorded through September 30, 2014. The gain on sale attributable to the U.S. is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes.
The operational results of the disc publishing business are presented in the “Net income from discontinued operations, net of tax” line item on the Consolidated Statements of Operations. Also included in this line item for the 2014 period is the gain on sale of the disc publishing business and non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business, including third party transaction specific costs, one-time income tax related impacts and the acceleration of vesting of cash-based long-term incentive and stock-based awards payable to employees of the disc publishing business upon completion of the asset sale transaction. The described non-recurring expenses and income tax related impacts amounted to approximately $9.6 million for the year ended December 31, 2014. No general corporate charges were allocated to the discontinued business. The assets and liabilities of the discontinued business are presented on the Consolidated Balance Sheets as assets and liabilities from discontinued operations.
Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.

Revenue, operating income, gain on sale of business, income tax expense and net income from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue	$—	$29,922	$64,736
Operating income	—	4,520	9,918
Gain on sale of discontinued operations	—	16,167	—
Income tax expense (benefit)	(92)	6,955	3,336
Net income (loss) from discontinued operations, net of tax	(10)	13,823	6,402
Net loss from discontinued operations attributable to noncontrolling interest	—	—	125
Net income (loss) from discontinued operations attributable to Qumu	$(10)	$13,823	$6,527
The major classes of assets and liabilities from discontinued operations were as follows (in thousands):

	December 31, 2015	December 31, 2014
Current assets from discontinued operations	$—	$1,026
Accrued compensation	$—	$31
Other current liabilities	50	417
Current liabilities from discontinued operations	$50	$448
4) Marketable Securities
Marketable securities consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$6,250	$—	$(1)	$6,249
Total marketable securities	$6,250	$—	$(1)	$6,249
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
Certificates of deposit	$23,500	$—	$(14)	$23,486
Total marketable securities	$23,500	$—	$(14)	$23,486
5) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Computer, network equipment and furniture	$3,642	$2,646
Leasehold improvements	1,915	1,085
Building and building improvements	—	10
Total property and equipment	5,557	3,741
Less accumulated depreciation and amortization	(2,615)	(1,842)
Total property and equipment, net	$2,942	$1,899
Depreciation and amortization expense associated with property and equipment was $1,052,000, $747,000 and $600,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

6) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	December 31, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,115	$8,567	$2,190	$38	$15,910
Accumulated amortization	(1,075)	(3,261)	(528)	(14)	(4,878)
Net identifiable intangible assets	$4,040	5,306	1,662	24	$11,032
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2014
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,226	$8,770	$2,193	$40	$16,229
Accumulated amortization	(671)	(1,832)	(334)	(8)	(2,845)
Net identifiable intangible assets	$4,555	6,938	1,859	32	$13,384
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the year ended December 31, 2015 consisted of the following (in thousands):

Year Ended December 31, 2015
Balance, beginning of period	$13,384
Amortization expense	(2,066)
Currency translation	(286)
Balance, end of period	$11,032
Amortization expense of intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense associated with the developed technology included in cost of revenues	$1,268	$650	$560
Amortization expense associated with other acquired intangible assets included in operating expenses	798	652	627
Total amortization expense	$2,066	$1,302	$1,187

The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

Year Ending December 31,
2016	$2,235
2017	2,234
2018	2,023
2019	1,322
2020	1,020
Thereafter	2,198
Total	$11,032
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd. and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $8.1 million at December 31, 2015 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. See Note 2 to the Consolidated Financial Statements for additional information on the acquisition of Kulu Valley. The gross carrying amount of goodwill related to the 2011 acquisition of Qumu, Inc. of $22.2 million was fully impaired in 2012.
During the year ended December 31, 2015, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of December 31, 2015, the Company’s market capitalization, without a control premium, was less than its book value suggesting a possible goodwill impairment. The Company engaged a third party valuation firm to assist the Company with its goodwill impairment analysis. Based on the analysis, the Company determined its enterprise value using a discounted cash flow analysis and a comparable public company analysis, giving both equal weight, was greater than the Company’s book value by 14%. As a result, the Company concluded there was no goodwill impairment. While not a factor used for the December 31, 2015 goodwill impairment analysis, the Company's market capitalization increased to $48.7 million as of March 14, 2016 which was in excess of its book value at December 31, 2015 by 58%. Declines in the Company’s market capitalization could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.
7) Commitments and Contingencies
Leases and Other Financing Obligations
During the year ended December 31, 2015, the Company acquired computer and network equipment and furniture through capital leases. Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	December 31,
	2015	2014
Computer and network equipment	$511	$—
Furniture	287	—
Assets acquired under capital lease obligations	798	—
Accumulated depreciation	(123)	—
Assets acquired under capital lease obligations, net	$675	$—
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	December 31,
	2015	2014
Capital leases and other financing obligations, current	$502	$—
Capital leases and other financing obligations, noncurrent	519	—
Total capital leases and other financing obligations	$1,021	$—

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease.
Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses as of December 31, 2015 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Years ending December 31,
2016	$561	$1,218	$1,779
2017	375	1,268	1,643
2018	179	1,062	1,241
2019	—	571	571
2020	—	309	309
Thereafter	—	658	658
Total minimum lease payments	1,115	$5,086	$6,201
Less amount representing interest	(94)
Present value of net minimum lease payments	$1,021
On March 5, 2015, the Company entered into an office facility lease agreement for space that will serve as its corporate headquarters. The eighty-nine month lease commenced on September 1, 2015, provides the Company approximately 17,216 square feet in Minneapolis, Minnesota, with the initial term expiring January 31, 2023. Total base rent payable over the lease period is $1,822,000. The Company has one option to extend the term of the lease for an additional five year period with respect to the leased premises. The lease agreement allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $713,000, were capitalized in property and equipment as of September 30, 2015 and will be depreciated over the term of the lease. As an incentive to enter into the lease agreement, the lessor provided the Company a one-time tenant improvement allowance of $689,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance is included in deferred rent and will be amortized as a reduction of rent expense over the term of the lease.
During the third quarter 2015, the Company recognized an equipment operating lease loss of $1.0 million relating to equipment the Company no longer plans to utilize as part of it managed services offerings. Under this obligation, there are six remaining lease payments of $71,000 payable through the first quarter of 2017.
Rent expense under operating leases amounted to approximately $1.0 million, $0.7 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Contingencies
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
8) Stock-Based Compensation
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. As of December 31, 2015, 2,230,320 shares are authorized under the 2007 Plan of which 337,456 were available for future grant.

In addition to awards granted under the 2007 Plan, the Company granted non-qualified options to purchase 200,000, 100,000, 50,000 and 130,000 shares of its common stock to newly hired senior management level employees on April 1, 2009, November 26, 2012, January 7, 2013 and May 18, 2015, respectively, all of which were outstanding as of December 31, 2015. The options in all cases were granted outside of any shareholder-approved plan as inducements to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the date of grant, vest in four equal installments on each of the first four anniversaries of the date of grant and have terms of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the employees.
The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$686	$812	$928
Restricted stock and restricted stock units	1,148	1,029	507
Total expense included in continuing operations	$1,834	$1,841	$1,435
Stock-based compensation cost included in:
Cost of revenues	$159	$55	$25
Operating expenses	1,675	1,786	1,410
Total expense included in continuing operations	$1,834	$1,841	$1,435
As of December 31, 2015, total stock option compensation expense of $1.7 million and $1.7 million was not yet recognized related to non-vested option awards and related to non-vested shares and share unit awards, respectively, and is expected to be recognized over a weighted average period of 2.9 years and 2.6 years, respectively.
In addition to the stock-based compensation costs recognized in continuing operations related to the Company’s share-based payment arrangements, stock-based compensation costs of $198,000 and $343,000 are included in discontinued operations for the years ended December 31, 2014 and 2013, respectively.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected life of options in years	4.75	4.75	2.00 - 4.75
Risk-free interest rate	1.3% - 1.6%	1.4% - 1.6%	0.3% - 1.3%
Expected volatility	34.5% - 53.2%	33.1% - 34.5%	31.5% - 43.7%
Expected dividend yield	0.0%	0.0%	0.0%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2015, 2014 and 2013, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.

A summary of share option activity is presented in the table below (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2012	1,925	$13.81
Granted	389	11.78
Exercised	(1)	9.26
Canceled	(565)	15.10
Options outstanding at December 31, 2013	1,748	12.95
Granted	133	14.58
Exercised	(86)	12.28
Canceled	(160)	15.75
Options outstanding at December 31, 2014	1,635	12.84
Granted	617	4.73
Exercised	(20)	7.27
Canceled	(419)	13.45
Options outstanding at December 31, 2015	1,813	10.00	4.0	$—
Total vested and expected to vest as of December 31, 2015
Options exercisable as of:
December 31, 2013	881	$15.55
December 31, 2014	1,003	14.15
December 31, 2015	969	13.09	2.1	$—
________________________________________________________________

(1)	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
Other information pertaining to options is as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Fair value of options granted	$1,119	$612	$1,382
Per share weighted average fair value of options granted	$1.81	$4.60	$3.55
Total intrinsic value of stock options exercised	$131	$242	$2
The aggregate impact of the exercise of stock options, expirations of vested stock options and lapse of restrictions on restricted stock generated a net tax impact of $7,000, $6,000 and $13,000 in 2015, 2014 and 2013 respectively, recorded as a reduction in additional paid-in capital.

Restricted Stock and Restrict Stock Units
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
A summary of restricted stock and restricted stock units activity is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	150	$11.21
Granted	55	10.14
Vested	(66)	10.72
Canceled	(21)	11.46
Nonvested at December 31, 2013	118	10.94
Granted	184	14.92
Vested	(76)	10.35
Canceled	(12)	10.63
Nonvested at December 31, 2014	214	14.59
Granted	129	9.96
Vested	(92)	14.52
Canceled	(76)	12.64
Nonvested at December 31, 2015	175	$12.05
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$9.96	$14.92	$10.14
Total fair value of restricted stock and restricted stock units vested	$667	$1,076	$593
9) Common Stock
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company repurchased no shares under the share repurchase program during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, 778,365 shares were available under the Board authorizations.

10) 401(K) Savings Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $359,000, $324,000 and $115,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

11) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Loss before income taxes:
Domestic	$(26,889)	$(26,271)	$(18,450)
Foreign	(2,639)	(2,636)	(1,167)
Total loss before income taxes	$(29,528)	$(28,907)	$(19,617)
The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$(3)	$(122)	$(627)
State	27	35	28
Foreign	(817)	(96)	—
Total current	(793)	(183)	(599)
Deferred:
U.S. Federal	1	(5,693)	(2,475)
State	(47)	(562)	(322)
Foreign	—	(126)	—
Total deferred	(46)	(6,381)	(2,797)
Total provision for income tax expense (benefit)	$(839)	$(6,564)	$(3,396)
Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 34% to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Expected income tax expense (benefit)	$(10,040)	$(9,828)	$(6,671)
State income taxes, net of federal tax effect	(830)	(347)	(549)
Change in tax rate	48	20	1
Federal R&D credit	(82)	(88)	(57)
Change in valuation allowance	9,906	2,957	3,659
Foreign tax	80	690	108
Other, net	79	32	113
Total provision for income tax expense (benefit)	$(839)	$(6,564)	$(3,396)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Inventory provisions and uniform capitalization	$24	$35
Accounts receivable allowances	9	20
Non-qualified stock option and restricted stock expense	1,789	2,176
Deferred maintenance revenue	76	221
Loss and credit carryforwards of U.S. subsidiary	28,366	19,153
Loss carryforward of foreign subsidiaries	382	221
Other accruals and reserves	1,108	907
Other	122	33
Total deferred tax assets before valuation allowance	31,876	22,766
Less valuation allowance	(28,928)	(19,916)
Total deferred tax assets	$2,948	$2,850
Deferred tax liabilities:
Acquired intangibles	$(3,067)	$(3,865)
Fixed Assets	(399)	(100)
Total deferred tax liabilities	$(3,466)	$(3,965)
Total net deferred tax assets (liabilities)	$(518)	$(1,115)
As of December 31, 2015, the Company had net operating loss carryforwards of $68.4 million for U.S. federal tax purposes. The Company also had $58.8 million of various state net operating loss carryforwards. The loss carryforwards for federal tax purposes will expire between 2023 and 2035 if not utilized. The loss carryforwards for state tax purposes will expire between 2022 and 2035 if not utilized.
As of December 31, 2015, the Company had federal and state research and development credit carryforwards of $2.9 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
As a result of its acquisition of Qumu, Inc. in October 2011, utilization of U.S. net operating losses and tax credits of Qumu, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively.
The Company assessed that the valuation allowance against its U.S. deferred tax assets is still appropriate as of December 31, 2015, based on the consideration of all available positive and negative evidence, using the “more likely than not” standard required by ASC 740, Income Taxes. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.
The Company generally believes that it is more likely than not that the future results of the operations of its subsidiaries in the U.K. will generate sufficient taxable income due to the reversal of deferred tax liabilities to realize the tax benefits related to its deferred tax assets. As of December 31, 2015, the Company had a cumulative foreign tax loss carryforward of $2.1 million in the U.K. This amount can be carried forward indefinitely.
The Company has not provided deferred taxes on unremitted earnings attributable to its international subsidiaries that are considered to be reinvested indefinitely. Accumulated undistributed foreign earnings relate primarily to operations of the Company's subsidiaries in Japan and the U.K. and amount to approximately $1.3 million as of December 31, 2015. The amount of cash, cash equivalent and marketable securities held by the Company's international subsidiaries that are not available to fund domestic operations unless repatriated was $1.0 million as of December 31, 2015. The Company currently does not intend to repatriate the cash and related balances held by its international subsidiaries. However, if circumstances change and these funds are needed to meet cash requirements in the U.S., the Company may be required to accrue and pay U.S. taxes, net of related foreign tax credits, to repatriate these funds. Based on current tax laws and structures, the Company does not believe this would have a material impact on its consolidated financial statements and cash flows.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31 is presented in the table below (in thousands):

	Year Ended December 31,
	2015	2014
Gross unrecognized tax benefits at beginning of year	$900	$1,036
Increases related to:
Prior year income tax positions	2	—
Current year income tax positions	68	64
Decreases related to:
Prior year income tax positions - closure of statute of limitations	—	(200)
Gross unrecognized tax benefits at end of year	$970	$900
Included in the balance of unrecognized tax benefits at December 31, 2015 are potential benefits of $9,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2015 will change significantly by December 31, 2016.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $4,000 and $1,000 on a gross basis at December 31, 2015 and 2014, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions amounted to a net tax benefit in 2015 of $3,000 and net tax expense in 2014 of $18,000.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2015, the Company was no longer subject to income tax examinations for taxable years before 2013 in the case of U.S. federal taxing authorities, and taxable years generally before 2011 in the case of state taxing authorities, consisting primarily of Minnesota and California.
12) Computation of Net Loss From Continuing Operations Per Share of Common Stock
The following table identifies the components of net loss from continuing operations per basic and diluted share (in thousands, except for per share data):

	Year Ended December 31,
	2015	2014	2013
Shares outstanding at end of year	9,189	9,127	8,674
Basic weighted average shares outstanding	9,235	8,836	8,691
Dilutive effect of stock options and restricted stock units	—	—	—
Total diluted weighted average shares outstanding	9,235	8,836	8,691
Net loss from continuing operations	$(28,689)	$(22,343)	$(16,221)
Net loss from continuing operations per basic and diluted share	$(3.11)	$(2.53)	$(1.87)
Stock options and restricted stock units to acquire weighted average common shares of 1,676,000, 1,724,000 and 1,921,000 for the years ended December 31, 2015, 2014 and 2013, respectively, have been excluded from the computation of diluted weighted average shares outstanding for each respective period as their effect is anti-dilutive.
13) Significant Customers and Geographic Data
Customers accounting for more than 10% of the Company’s total revenue are as follows (in thousands):

	Years Ended December 31,
Revenues	2015	2014	2013
Customer A	$4,375	*	$1,941
_________________________________________________
* Sales did not exceed 10%

Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
Accounts Receivable	2015	2014	2013
Customer A	$1,144	*	$294
Customer B	$1,173	*	*
_________________________________________________
* Accounts receivable balance did not exceed 10%
The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
North America	$25,254	$22,634	$13,273
Europe	8,128	2,712	4,463
Asia	1,072	1,175	—
Total	$34,454	$26,521	$17,736
Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2015	2014
North America	$2,715	$1,748
Europe	209	132
Asia	18	19
Total	$2,942	$1,899
14) Supplemental Quarterly Data – Unaudited (In thousands, except per share data)

	2014				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$3,929	$8,404	$5,853	$8,335	$5,969	$8,764	$9,602	$10,119
Cost of revenues	2,539	4,242	3,223	4,468	3,775	4,492	4,870	4,362
Gross profit	1,390	4,162	2,630	3,867	2,194	4,272	4,732	5,757
Operating expenses:
Research and development	2,024	2,264	2,321	2,897	2,802	2,858	2,848	2,181
Sales and marketing	3,759	4,601	4,157	5,474	4,828	4,740	4,706	3,720
General and administrative	2,758	2,820	3,316	3,732	4,364	3,558	4,353	4,603
Amortization of intangibles	157	156	157	182	199	200	200	199
Total operating expenses	8,698	9,841	9,951	12,285	12,193	11,356	12,107	10,703
Operating loss	(7,308)	(5,679)	(7,321)	(8,418)	(9,999)	(7,084)	(7,375)	(4,946)
Other income (expense):
Interest, net	12	10	11	27	16	15	(10)	(14)
Other, net	(27)	(6)	(61)	(147)	(64)	(4)	(89)	26
Total other income (loss), net	(15)	4	(50)	(120)	(48)	11	(99)	12
Loss before income taxes	(7,323)	(5,675)	(7,371)	(8,538)	(10,047)	(7,073)	(7,474)	(4,934)
Income tax benefit	(1,150)	(296)	(4,492)	(626)	(174)	(146)	(163)	(357)
Net loss from continuing operations	(6,173)	(5,379)	(2,879)	(7,912)	(9,873)	(6,927)	(7,311)	(4,577)
Net income (loss) from discontinued operations, net of tax	2,244	562	11,559	(542)	(67)	(22)	79	—
Net income (loss)	$(3,929)	$(4,817)	$8,680	$(8,454)	$(9,940)	$(6,949)	$(7,232)	$(4,577)
Net income (loss) per basic and diluted share	$(0.45)	$(0.55)	$0.99	$(0.93)	$(1.08)	$(0.75)	$(0.78)	$(0.50)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, Vern Hanzlik, and our Chief Financial Officer, Peter J. Goepfrich, have evaluated the Company’s disclosure controls and procedures as of December 31, 2015. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of material weaknesses in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting.” Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

b)	Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
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
Based on our assessment and those criteria, management believes that our internal control over financial reporting as of December 31, 2015 was not effective due to the material weaknesses described as follows:

•
Risk Assessment and Monitoring. We did not maintain effective risk assessment and monitoring processes. Specifically, with respect to our risk assessment process, we did not adequately identify and analyze changes in the business and personnel and implement effective process level controls and monitoring activities that are responsive to those changes and aligned with our financial reporting objectives. Additionally, our risk assessment process did not adequately evaluate the impact of information technology control deficiencies that affect the design and operating effectiveness of controls related to the completeness and accuracy of underlying data included in system generated reports. With respect to our monitoring process, we did not design and maintain effective controls for the timely identification, evaluation, communication and remediation of internal control deficiencies.

•
Control Activities - Manual Journal Entries. The design of our controls were inadequate to ensure that a complete population of manual journal entries had been appropriately identified and subjected to appropriate levels of review and approval.

•
Control Activities - Account Reconciliations. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations were consistently performed, that support was retained, and that reconciliations were approved to ensure the balances were complete and accurate.

•
Control Activities - Revenue Review. We did not maintain effective controls over the accuracy and appropriateness of revenue entries recorded to the general ledger. Specifically, we did not maintain adequate documentation to ensure that all entries had been subject to an appropriate level of review and approval.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. We concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2015.
The Company’s internal control over financial reporting as of December 31, 2015 was audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse report which is included in Item 8 of this Form 10-K.

c)	Remediation Plan for Material Weakness in Internal Control over Financial Reporting
We are in the process of implementing our remediation plans. During 2015, we hired a new chief financial officer and corporate controller, created and hired for the new role of SEC reporting and compliance manager, and hired additional accounting personnel over the past six months. Additionally, the Company is expecting to complete the implementation of new financial reporting software by the end of the third quarter of 2016. With the oversight of senior management and our audit committee, the new accounting and finance team has begun to further develop a plan to remediate the underlying causes of the material weaknesses.
The remediation plan will involve a review of our risk assessment process and monitoring activities, to ensure that our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles; and enhancing the design of existing controls and implementing additional controls to ensure journal entries and account reconciliations are appropriately prepared, reviewed and approved, including the validation of the completeness and accuracy of underlying data used in the performance of the redesigned controls. Management expects that a substantial portion of its remediation efforts will be completed by the end of the third quarter of 2016, with final testing of the effectiveness of the new and enhanced controls occurring at the end of 2016.

d)	Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report

(2) Exhibits. See Index to Exhibits on page 64 of this report

(b)	See Index to Exhibits on page 64 of this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 15, 2016	QUMU CORPORATION

	By:	/s/ Vern Hanzlik
Vern Hanzlik
Chief Executive Officer

	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Vern Hanzlik and Peter J. Goepfrich as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Vern Hanzlik	Chief Executive Officer	March 15, 2016
Vern Hanzlik	(Principal Executive Officer), Director

/s/ Peter J. Goepfrich	Chief Financial Officer (Principal	March 15, 2016
Peter J. Goepfrich	Financial and Accounting Officer)

/s/ Daniel R. Fishback	Director	March 15, 2016
Daniel R. Fishback

/s/ Thomas F. Madison	Director	March 15, 2016
Thomas F. Madison

/s/ Kimberly K. Nelson	Director	March 15, 2016
Kimberly K. Nelson

/s/ Donald T. Netter	Director	March 15, 2016
Donald T. Netter

/s/ Robert F. Olson	Director	March 15, 2016
Robert F. Olson

/s/ Justin A. Orlando	Director	March 15, 2016
Justin A. Orlando

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.5	Amendments effective March 2, 2016 to Bylaws of Qumu Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 2, 2016).
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

10.15
Agreement dated March 18, 2015 among Qumu Corporation and Dolphin Limited Partnership III, L.P., Dolphin Associates III, LLC, and Dolphin Holdings Corp. III (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2015).

Exhibit No.	Description
10.16
Form of Lock-Up Letter Agreement dated October 3, 2014 by each Recipient of Qumu Corporation Common Stock in the Share Purchase Transaction (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 2014).

10.17
Transition Agreement dated March 4, 2015 by and between Qumu Corporation and James R. Stewart * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 4, 2015).

10.18
Building Lease dated March 5, 2015 by and between Qumu Corporation, as Tenant, and Butler North, LLC, as Landlord (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2015).

10.19
Letter Agreement effective April 27, 2015 regarding Offer of Employment by Qumu Corporation and Peter J. Goepfrich * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2015).

10.20
Stock Option Agreement dated May 18, 2015 by and between Qumu Corporation and Peter J. Goepfrich * (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-206270)).

10.21
Separation Letter Agreement dated October 19, 2015 by and between Qumu Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2015).

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