Form 10-Q
period 2016-03-31
Qumu Corp
filed 2016-05-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at April 29, 2016 – 9,210,714 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	March 31, 2016	December 31, 2015
Current assets:	(unaudited)
Cash and cash equivalents	$9,011	$7,072
Marketable securities	2,250	6,249
Receivables, net of allowance for doubtful accounts of $18 and $24, respectively	7,214	11,257
Income tax receivable	394	659
Prepaid expenses and other current assets	4,590	3,392
Total current assets	23,459	28,629
Property and equipment, net of accumulated depreciation of $2,917 and $2,615, respectively	2,644	2,942
Intangible assets, net	10,330	11,032
Goodwill	7,865	8,103
Deferred income taxes, non-current	59	57
Other assets, non-current	3,608	3,649
Total assets	$47,965	$54,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,753	$3,864
Accrued compensation	2,995	4,014
Deferred revenue	9,815	10,413
Deferred rent	295	270
Financing obligations	465	502
Current liabilities from discontinued operations	50	50
Total current liabilities	17,373	19,113
Long-term liabilities:
Deferred revenue, non-current	1,944	2,215
Income taxes payable, non-current	6	9
Deferred tax liability, non-current	558	575
Financing obligations, non-current	435	519
Deferred rent - non-current	923	998
Other non-current liabilities	101	226
Total long-term liabilities	3,967	4,542
Total liabilities	21,340	23,655
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,210,714 and 9,188,682, respectively	92	92
Additional paid-in capital	65,833	65,484
Accumulated deficit	(37,430)	(33,298)
Accumulated other comprehensive loss	(1,870)	(1,521)
Total stockholders’ equity	26,625	30,757
Total liabilities and stockholders’ equity	$47,965	$54,412
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Software licenses and appliances	$1,962	$984
Service	6,774	4,985
Total revenues	8,736	5,969
Cost of revenues:
Software licenses and appliances	957	233
Service	2,861	3,542
Total cost of revenues	3,818	3,775
Gross profit	4,918	2,194
Operating expenses:
Research and development	2,350	2,802
Sales and marketing	3,532	4,828
General and administrative	2,970	4,364
Amortization of purchased intangibles	226	199
Total operating expenses	9,078	12,193
Operating loss	(4,160)	(9,999)
Other income (expense):
Interest, net	(12)	16
Loss on currency exchange	36	(64)
Total other income (expense), net	24	(48)
Loss before income taxes	(4,136)	(10,047)
Income tax benefit	(4)	(174)
Net loss from continuing operations	(4,132)	(9,873)
Net loss from discontinued operations, net of tax	—	(67)
Net loss	$(4,132)	$(9,940)
Net loss per basic and diluted share:
Net loss from continuing operations per share	$(0.45)	$(1.07)
Net income from discontinued operations per share	$—	$(0.01)
Net loss per share	$(0.45)	$(1.08)
Basic and diluted weighted average shares outstanding	9,218	9,168
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,132)	$(9,940)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(350)	(835)
Change in net unrealized gain (loss) on marketable securities, net of tax	1	10
Total other comprehensive loss	(349)	(825)
Total comprehensive loss	$(4,481)	$(10,765)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(4,132)	$(9,940)
Net loss from discontinued operations, net of tax	—	(67)
Net loss from continuing operations	(4,132)	(9,873)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	852	748
Stock-based compensation	351	568
Loss on disposal of property and equipment	—	1
Deferred income taxes	(1)	(89)
Changes in operating assets and liabilities:
Receivables	3,911	4,084
Income taxes receivable / payable	245	(142)
Prepaid expenses and other assets	(1,170)	(1,532)
Accounts payable and other accrued liabilities	(101)	(166)
Accrued compensation	(1,006)	(1,839)
Deferred revenue	(756)	1,208
Deferred rent	(48)	—
Other non-current liabilities	(125)	(35)
Net cash used in continuing operating activities	(1,980)	(7,067)
Net cash used in discontinued operating activities	—	(397)
Net cash used in operating activities	(1,980)	(7,464)
Cash flows provided by investing activities:
Purchases of marketable securities	—	(7,250)
Sales and maturities of marketable securities	4,000	10,250
Purchases of property and equipment	(12)	(240)
Proceeds from sale of property and equipment	—	43
Net cash provided by investing activities	3,988	2,803
Cash flows provided by (used in) financing activities:
Principal payments on financing obligations	(118)	—
Common stock repurchases to settle employee withholding liability	(1)	—
Proceeds from employee stock plans	—	45
Net cash provided by (used in) financing activities	(119)	45
Effect of exchange rate changes on cash	50	(143)
Net increase (decrease) in cash and cash equivalents	1,939	(4,759)
Cash and cash equivalents, beginning of period	7,072	11,684
Cash and cash equivalents, end of period	$9,011	$6,925
Supplemental disclosures of net cash paid during the period:
Income taxes paid, net	$22	$112
Interest paid	$18	$—
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Nature of Business and Basis of Presentation
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. The operating results for the three months ended March 31, 2016 and 2015 and the financial position as of March 31, 2016 and December 31, 2015 reflect the Company's disc publishing business as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.
Certain reclassifications have been made to amounts for prior years to conform to the current year's presentation.

(2)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,250	$—	$—	$2,250
Total marketable securities	$2,250	$—	$—	$2,250

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,250	$—	$(1)	$6,249
Total marketable securities	$6,250	$—	$(1)	$6,249

(3)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,053	$8,453	$2,188	$36	$15,730
Accumulated amortization	(1,210)	(3,609)	(562)	(19)	(5,400)
Net identifiable intangible assets	$3,843	$4,844	$1,626	$17	$10,330
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,115	$8,567	$2,190	$38	$15,910
Accumulated amortization	(1,075)	(3,261)	(528)	(14)	(4,878)
Net identifiable intangible assets	$4,040	$5,306	$1,662	$24	$11,032
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the three months ended March 31, 2016 consisted of the following (in thousands):

Three Months Ended March 31,
Balance, beginning of period	$11,032
Amortization expense	(548)
Currency translation	(154)
Balance, end of period	$10,330
Amortization expense associated with the developed technology included in cost of service revenues was $322,000 and $316,000 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense associated with other acquired intangible assets included in operating expenses as “Amortization of purchased intangibles” was $226,000 and $199,000 for the three months ended March 31, 2016 and 2015, respectively.

Changes to the carrying amount of goodwill for the three months ended March 31, 2016 consisted of the following (in thousands):

Three Months Ended March 31,
Balance, beginning of year	$8,103
Currency translation	(238)
Balance, end of period	$7,865
During the three months ended March 31, 2016, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of March 31, 2016, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 59%. Declines in the Company's market capitalization could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	March 31, 2016	December 31, 2015
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(185)	(123)
Assets acquired under capital lease obligations, net	$613	$675
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	March 31, 2016	December 31, 2015
Capital leases and other financing obligations, current	$465	$502
Capital leases and other financing obligations, noncurrent	435	519
Total capital leases and other financing obligations	$900	$1,021
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses as of March 31, 2016 are as follows (in thousands):

Periods ending December 31,	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2016	$425	$923	$1,348
2017	373	1,255	1,628
2018	175	1,049	1,224
2019	3	564	567
2020	—	309	309
Thereafter	—	658	658
Total minimum lease payments	976	$4,758	$5,734
Less amount representing interest	(76)
Present value of net minimum lease payments	$900

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

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended March 31,
	2016	2015
Stock options	—	10,000
Restricted stock awards and restricted stock units	—	6,750
The stock options, restricted stock awards and restricted stock units granted during the three months ended March 31, 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation cost, before income tax benefit:
Stock options	$148	$215
Restricted stock awards and restricted stock units	203	353
Total stock-based compensation	$351	$568

	Three Months Ended March 31,
	2016	2015
Stock-based compensation cost included in:
Cost of revenues	$(7)	$36
Operating expenses	358	532
Total stock-based compensation	$351	$568

(6)	Income Taxes
As of March 31, 2016 and December 31, 2015, the Company’s liability for gross unrecognized tax benefits totaled $1.0 million and $970,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $3,000 and $4,000 on a gross basis at March 31, 2016 and December 31, 2015, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2016	2015
Shares outstanding at end of period	9,211	9,138
Basic weighted average shares outstanding	9,218	9,168
Dilutive effect of stock options and restricted stock units	—	—
Total diluted weighted average shares outstanding	9,218	9,168
Net loss from continuing operations	$(4,132)	$(9,873)
Net loss from continuing operations per basic and diluted share	$(0.45)	$(1.07)
Stock options and restricted stock units to acquire weighted average common shares of 1,603,000 and 1,673,000 for the three months ended March 31, 2016 and 2015, respectively, have been excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive.

(8)	Investment in Software Company
At March 31, 2016 and December 31, 2015, the Company held an investment totaling $3.1 million in convertible preferred stock of Briefcam, Ltd. (“Briefcam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because the Company's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of Briefcam, the Company accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The Company monitors Briefcam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

(9)	Recently Issued Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes software, which the Company adopted prospectively as of January 1, 2016. The adoption had no impact on the Company's financial position, results of operations or cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included our most recent Annual Report on Form 10-K.
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
For the three months ended March 31, 2016 and 2015, the Company generated revenues of $8.7 million and $6.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company generated revenues of $34.5 million, $26.5 million and $17.7 million, respectively.
Critical Accounting Policies
The discussion of the Company's financial condition and results of operations is based upon its financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of the Company's financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that management believes to be reasonable. The Company's actual results may differ from these estimates under different assumptions or conditions.
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, impairment of long-lived assets and goodwill, investment in nonconsolidated company, stock-based compensation, royalties for third party technology, and deferred tax asset valuation allowances. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2016.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2016 and 2015, and the percentage changes in these income and expense items between periods, are contained in the following table (all amounts presented reflect only the financial results of the Company's continuing enterprise video content management software business):

	Percentage of Revenues		Percent Increase (Decrease)
	2016	2015	2015 to 2016
Revenues	100.0%	100.0%	46%
Cost of revenues	(43.7)	(63.2)	1
Gross profit	56.3	36.8	124
Operating expenses:
Research and development	26.9	46.9	(16)
Sales and marketing	40.4	80.9	(27)
General and administrative	34.0	73.1	(32)
Amortization of purchased intangibles	2.6	3.3	14
Total operating expenses	103.9	204.2	(26)
Operating loss	(47.6)	(167.4)	(58)
Other expense, net	0.3	(0.8)	(150)
Loss before income taxes	(47.3)	(168.2)	(59)
Income tax benefit	—	(2.9)	(98)
Net loss from continuing operations	(47.3)%	(165.3)%	(58)%
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
The table below describes Qumu's revenues by product category (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Software licenses and appliances	$1,962	$984	$978	99%
Service	6,774	4,985	1,789	36
Total revenues	$8,736	$5,969	$2,767	46%
The $2.8 million increase in total revenues in the three months ended March 31, 2016, compared to the respective 2015 period, reflects a $1.8 million increase in service revenues and a $1.0 million increase in software licenses and appliances revenues. The increase in software licenses and appliances revenues in the 2016 first quarter was primarily driven by an increase in computer hardware sales compared to the 2015 first quarter. Revenues can vary year to year based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses, which are included in software licenses and appliances revenues, generally result in revenue recognized closer to the contract commitment date, while contracts for term software licenses and SaaS, which are included in service revenues, result in most of the revenue being recognized over the period of the contract. The $1.8 million increase in service revenues in the three months ended March 31, 2016, compared to the respective 2015 period, resulted from a $1.4 million increase in subscription, maintenance and support revenues to $5.5 million from $4.1 million driven primarily from growth in the customer base as well as other timing items. Also contributing to the growth in services revenue was an approximately $0.3 million increase in professional services revenues to $1.2 million in the 2016 first quarter from $0.9 million in the 2015 first quarter as Qumu assists its customers in the deployment of its growing base of enterprise video solutions.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Gross profit:
Software licenses and appliances	$1,005	$751	$254	34%
Service	3,913	1,443	2,470	171
Total gross profit	$4,918	$2,194	$2,724	124%

Gross margin:
Software licenses and appliances	51.2%	76.3%	(25.1)%
Service	57.8%	28.9%	28.9%
Total gross margin	56.3%	36.8%	19.5%
The 19.5% improvement in gross margin in the three months ended March 31, 2016, compared to the respective 2015 period, was primarily driven by a 28.9% improvement in service gross margin primarily driven by improved economies of scale on increased service revenue; service margin also improved due to cost savings initiatives implemented in the second half of 2015. Partially offsetting this improvement in service gross margin was a decrease in software license and appliances gross margin, due primarily to the 2016 first quarter product mix including a higher percentage of computer hardware sales, which generally have lower margins than software license revenue. The Company had 40 and 49 service personnel at March 31, 2016 and 2015, respectively.
For both of the three month periods ended March 31, 2016 and 2015, gross margins are inclusive of the impact of approximately $0.3 million in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues in 2016 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses:

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Operating expenses:
Research and development	$2,350	$2,802	$(452)	(16)%
Sales and marketing	3,532	4,828	(1,296)	(27)
General and administrative	2,970	4,364	(1,394)	(32)
Amortization of purchased intangibles	226	199	27	14
Total operating expenses	$9,078	$12,193	$(3,115)	(26)%

Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$1,646	$1,710	$(64)	(4)%
Overhead and other expenses	336	249	87	35
Outside services and consulting	257	694	(437)	(63)
Depreciation and amortization	60	68	(8)	(12)
Equity-based compensation	51	81	(30)	(37)
Total research and development expenses	$2,350	$2,802	$(452)	(16)%
Total research and development expenses for the three months ended March 31, 2016 and 2015 represented 27% and 47%, respectively, of revenues. The decrease in expenses in 2016 first quarter compared to the 2015 first quarter was driven primarily by decreased outside services and consulting expense due to cost savings initiatives implemented in the second half of 2015. The Company had 60 and 63 research and development personnel at March 31, 2016 and 2015, respectively.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$2,801	$3,996	$(1,195)	(30)%
Overhead and other expenses	399	338	61	18
Outside services and consulting	211	322	(111)	(34)
Depreciation and amortization	32	34	(2)	(6)
Equity-based compensation	89	138	(49)	(36)
Total sales and marketing expenses	$3,532	$4,828	$(1,296)	(27)%
Total sales and marketing expenses for the three months ended March 31, 2016 and 2015 represented 40% and 81%, respectively, of revenues. Expenses decreased in the 2016 first quarter, compared to the 2015 first quarter, primarily due to lower compensation and employee-related expenses, including travel expenses, in connection with lower headcount and other cost savings initiatives implemented in the second half of 2015. The Company had 54 and 84 sales and marketing personnel at March 31, 2016 and 2015, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$1,194	$2,004	$(810)	(40)%
Overhead and other expenses	423	259	164	63
Outside services and consulting	945	1,679	(734)	(44)
Depreciation and amortization	190	109	81	74
Equity-based compensation	218	313	(95)	(30)
Total general and administrative expenses	$2,970	$4,364	$(1,394)	(32)%
Total general and administrative expenses for the three months ended March 31, 2016 and 2015 represented 34% and 73%, respectively, of revenues. The decrease in expenses in the 2016 first quarter, compared to the respective 2015 period, was driven primarily by cost reduction activities and executive transition initiatives implemented in 2015, as well as lower long-term incentive expense, recruiting fees and lower headcount. Additionally, outside services and consulting expenses decreased as the 2015 first quarter included non-recurring audit, legal and outside service costs associated with transition and restructuring activities that did not recur in the first quarter 2016. The Company had 28 and 31 general and administrative personnel at March 31, 2016 and 2015, respectively.
Amortization of Purchased Intangibles
Operating expenses include $226,000 and $199,000 for the three months ended March 31, 2016 and 2015, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2016 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income, Net
The Company recognized interest expense $12,000 and interest income of $16,000 for the three months ended March 31, 2016 and 2015, respectively. Other income also included the net losses on foreign currency transactions of $36,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the three months ended March 31, 2016 and 2015, net income tax benefit amounted to $4,000 and $0.2 million, respectively. The income tax benefit for the three months ended March 31, 2015 is primarily attributable to United Kingdom operations, which include refundable research credits.
Net Loss from Discontinued Operations, Net of Tax
The Company closed the sale of its disc publishing business effective July 1, 2014. Net loss from discontinued operations, net of tax, was $67,000 for the three months ended March 31, 2015. Discontinued operations results include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$9,011	$7,072
Marketable securities	2,250	6,249
Cash, cash equivalents and marketable securities	$11,261	$13,321
Working capital	$6,086	$9,516
Financing obligations	$900	$1,021
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves as well as any cash flows that may be generated from current operations with or without any capital that may be raised. Based on revenue growth in 2016 and an expense reduction program initiated in the second half of 2015, the Company continues to anticipate that it will be cash flow breakeven the second half of 2016.
At March 31, 2016, the Company had aggregate working capital of $6.1 million, down $3.4 million from working capital of $9.5 million at December 31, 2015. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the three months ended March 31, 2016 of $2.9 million and principal payments on capital lease obligations of $0.1 million.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.5 million as of March 31, 2016. The Company does not currently intend to repatriate the cash and related balances held by its international subsidiaries.

Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(1,980)	$(7,464)
Investing activities	3,988	2,803
Financing activities	(119)	45
Effect of exchange rate changes on cash	50	(143)
Net change in cash and cash equivalents	$1,939	$(4,759)
Net change in marketable securities and restricted cash	$(3,999)	$(2,990)
Operating activities
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2016 compared to $7.5 million for respective 2015 period. The change in operating cash flows for the 2016 period as compared to the 2015 period was favorably impacted by changes in accrued compensation, prepaid expenses and other assets and income tax receivable, as well as a lower net loss in the three months ended March 31, 2016, which were partially offset by an unfavorable change in deferred revenue. Deferred revenue balances decreased for the three months ended March 31, 2016 and increased for the three months ended March 31, 2015, driven by the timing of sales and maintenance renewals, and the timing of delivery of products and services as impacted by the appropriate revenue recognition criteria. Additionally, the change in cash used in operating activities for the three months ended March 31, 2016 as compared to the 2015 period was impacted by a $0.4 million favorable change in cash from discontinued operations in connection with the Company's sale of its discontinued disc publishing business effective July 1, 2014.
Investing activities
Net cash provided by investing activities totaled, in the aggregate, $4.0 million for three months ended March 31, 2016 compared to $2.8 million in the respective 2015 period. The $4.0 million cash provided by investing activities in 2016 resulted from maturities of marketable securities. The $2.8 million cash provided by investing activities in 2015 resulted from maturities of marketable securities, net of related purchases, of $3.0 million, partially offset by purchases of property and equipment of $0.2 million.
Financing activities
Financing activities used net cash of $0.1 million for the three months ended March 31, 2016 and used a minimal amount of cash in the comparable period in 2015. Primarily impacting the current period use of cash were principal payments on financing obligations of $118,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
The Company did not declare or pay any dividends during the three months ended March 31, 2016 and 2015.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: our dependence upon growth in the markets for video content and software to manage video content; our ability to compete effectively by improving existing products and introducing new products that achieve market acceptance; if we do not generate sufficient cash flow to fund our operations, we may need additional capital and any additional capital we seek may not be available in the amount or at the time we need it; our limited operating history with our video content software management business, which may make evaluating our business and prospects difficult; the intense competition we face in all areas of our business, which may result in price reductions, lower gross profits and loss of market share; we encounter long sales cycles with our Qumu Enterprise software products, which could adversely affect our operating results in a given period; adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; our previously identified material weaknesses in our internal control over financial reporting that, if not corrected, could affect the reliability of our financial statements and have other adverse consequences; the risk of a continued decline in the Company’s enterprise value compared to its book value which could trigger an impairment of goodwill; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price; and compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will constitute a larger percentage of our annual revenue than prior to the sale of the disc publishing business. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of March 31, 2016, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2015 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 were not effectively remediated as of March 31, 2016 due to the fact that an insufficient period of time has passed for management to implement and test its remediation plan. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended March 31, 2016, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended March 31, 2016 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2016, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2016	—	$—	—	778,365
February 2016	383	$2.95	—	778,365
March 2016	—	$—	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 9, 2016	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)