Form 10-Q
period 2016-06-30
Qumu Corp
filed 2016-08-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at August 4, 2016 – 9,232,390 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,032	$7,072
Marketable securities	250	6,249
Receivables, net of allowance for doubtful accounts of $16 and $24, respectively	5,826	11,257
Income tax receivable	384	659
Prepaid expenses and other current assets	2,873	3,392
Total current assets	17,365	28,629
Property and equipment, net of accumulated depreciation of $3,206 and $2,615, respectively	2,360	2,942
Intangible assets, net	9,472	11,032
Goodwill	7,330	8,103
Deferred income taxes, non-current	60	57
Other assets, non-current	5,299	3,649
Total assets	$41,886	$54,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,154	$3,864
Accrued compensation	2,881	4,014
Deferred revenue	10,130	10,413
Deferred rent	296	270
Financing obligations	407	502
Current liabilities from discontinued operations	50	50
Total current liabilities	17,918	19,113
Long-term liabilities:
Deferred revenue, non-current	503	2,215
Income taxes payable, non-current	6	9
Deferred tax liability, non-current	436	575
Financing obligations, non-current	347	519
Deferred rent - non-current	847	998
Other non-current liabilities	—	226
Total long-term liabilities	2,139	4,542
Total liabilities	20,057	23,655
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,246,803 and 9,188,682, respectively	92	92
Additional paid-in capital	66,206	65,484
Accumulated deficit	(41,721)	(33,298)
Accumulated other comprehensive loss	(2,748)	(1,521)
Total stockholders’ equity	21,829	30,757
Total liabilities and stockholders’ equity	$41,886	$54,412
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Software licenses and appliances	$836	$2,719	$2,798	$3,703
Service	5,679	6,045	12,453	11,030
Total revenues	6,515	8,764	15,251	14,733
Cost of revenues:
Software licenses and appliances	412	706	1,369	939
Service	2,542	3,786	5,403	7,328
Total cost of revenues	2,954	4,492	6,772	8,267
Gross profit	3,561	4,272	8,479	6,466
Operating expenses:
Research and development	2,410	2,858	4,760	5,660
Sales and marketing	2,978	4,740	6,510	9,568
General and administrative	2,265	3,558	5,235	7,922
Amortization of purchased intangibles	227	200	453	399
Total operating expenses	7,880	11,356	16,958	23,549
Operating loss	(4,319)	(7,084)	(8,479)	(17,083)
Other income (expense):
Interest income (expense), net	(15)	15	(27)	31
Other, net	(47)	(4)	(11)	(68)
Total other income (expense), net	(62)	11	(38)	(37)
Loss before income taxes	(4,381)	(7,073)	(8,517)	(17,120)
Income tax benefit	(90)	(146)	(94)	(319)
Net loss from continuing operations	(4,291)	(6,927)	(8,423)	(16,801)
Net loss from discontinued operations, net of tax	—	(22)	—	(89)
Net loss	$(4,291)	$(6,949)	$(8,423)	$(16,890)
Net loss per basic and diluted share:
Net loss from continuing operations per share	$(0.46)	$(0.75)	$(0.91)	$(1.83)
Net income from discontinued operations per share	$—	$—	$—	$—
Net loss per share	$(0.46)	$(0.75)	$(0.91)	$(1.83)
Basic and diluted weighted average shares outstanding	9,236	9,243	9,227	9,206
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,291)	$(6,949)	$(8,423)	$(16,890)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(878)	934	(1,228)	99
Change in net unrealized gain (loss) on marketable securities, net of tax	—	7	1	17
Total other comprehensive income (loss)	(878)	941	(1,227)	116
Total comprehensive loss	$(5,169)	$(6,008)	$(9,650)	$(16,774)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(8,423)	$(16,890)
Net loss from discontinued operations, net of tax	—	(89)
Net loss from continuing operations	(8,423)	(16,801)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,700	1,503
Stock-based compensation	740	1,068
Loss on disposal of property and equipment	—	4
Deferred income taxes	(90)	(170)
Changes in operating assets and liabilities:
Receivables	5,192	3,393
Income taxes receivable / payable	241	(209)
Prepaid expenses and other assets	(1,171)	(2,293)
Accounts payable and other accrued liabilities	330	(559)
Accrued compensation	(1,113)	(1,763)
Deferred revenue	(1,749)	1,073
Deferred rent	(120)	—
Other non-current liabilities	(226)	(69)
Net cash used in continuing operating activities	(4,689)	(14,823)
Net cash used in discontinued operating activities	—	(397)
Net cash used in operating activities	(4,689)	(15,220)
Cash flows provided by investing activities:
Purchases of marketable securities	—	(9,250)
Sales and maturities of marketable securities	6,000	17,965
Purchases of property and equipment	(33)	(425)
Proceeds from sale of property and equipment	—	43
Net cash provided by investing activities	5,967	8,333
Cash flows used in financing activities:
Principal payments on financing obligations	(259)	(168)
Common stock repurchases to settle employee withholding liability	(18)	(45)
Proceeds from employee stock plans	—	142
Net cash used in financing activities	(277)	(71)
Effect of exchange rate changes on cash	(41)	9
Net increase (decrease) in cash and cash equivalents	960	(6,949)
Cash and cash equivalents, beginning of period	7,072	11,684
Cash and cash equivalents, end of period	$8,032	$4,735
Supplemental disclosures of net cash paid during the period:
Income taxes paid, net	$23	$95
Interest paid	$35	$2
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
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. On June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company had one remaining reportable segment, the enterprise video content management software business. The operational results of the disc publishing business are presented in the “Net loss from discontinued operations, net of tax” line item on the condensed consolidated statements of operations. All remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. The operating results for the three and six months ended June 30, 2016 and 2015 and the financial position as of June 30, 2016 and December 31, 2015 reflect the Company's disc publishing business as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

(2)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$250	$—	$—	$250
Total marketable securities	$250	$—	$—	$250

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,250	$—	$(1)	$6,249
Total marketable securities	$6,250	$—	$(1)	$6,249

(3)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,912	$8,195	$2,183	$34	$15,324
Accumulated amortization	(1,333)	(3,903)	(593)	(23)	(5,852)
Net identifiable intangible assets	$3,579	$4,292	$1,590	$11	$9,472
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,115	$8,567	$2,190	$38	$15,910
Accumulated amortization	(1,075)	(3,261)	(528)	(14)	(4,878)
Net identifiable intangible assets	$4,040	$5,306	$1,662	$24	$11,032
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the six months ended June 30, 2016 consisted of the following (in thousands):

Six Months Ended June 30,
Balance, beginning of period	$11,032
Amortization expense	(1,098)
Currency translation	(462)
Balance, end of period	$9,472
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense associated with the developed technology included in cost of revenues	$323	$317	$645	$633
Amortization expense associated with other acquired intangible assets included in operating expenses	227	200	453	399
Total amortization expense	$550	$517	$1,098	$1,032

Changes to the carrying amount of goodwill for the six months ended June 30, 2016 consisted of the following (in thousands):

Six Months Ended June 30,
Balance, beginning of year	$8,103
Currency translation	(773)
Balance, end of period	$7,330
During the six months ended June 30, 2016, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of June 30, 2016, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 88%. Declines in the Company's market capitalization could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	June 30, 2016	December 31, 2015
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(246)	(123)
Assets acquired under capital lease obligations, net	$552	$675
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	June 30, 2016	December 31, 2015
Capital leases and other financing obligations, current	$407	$502
Capital leases and other financing obligations, noncurrent	347	519
Total capital leases and other financing obligations	$754	$1,021
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses as of June 30, 2016 are as follows (in thousands):

Periods ending December 31,	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2016	$268	$710	$978
2017	373	1,226	1,599
2018	175	1,020	1,195
2019	3	550	553
2020	—	309	309
Thereafter	—	658	658
Total minimum lease payments	819	$4,473	$5,292
Less amount representing interest	(65)
Present value of net minimum lease payments	$754

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

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	30,000	130,000	30,000	140,000
Restricted stock awards and restricted stock units	120,000	143,468	120,000	150,218
On May 12, 2016, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,730,320 shares.
With the exception of an award of non-qualified options to purchase 130,000 shares of the Company's common stock to a newly hired executive management level employee on May 18, 2015, the stock options, restricted stock awards and restricted stock units granted during the three and six months ended June 30, 2016 and 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation cost, before income tax benefit:
Stock options	$156	$158	$304	$373
Restricted stock awards and restricted stock units	233	342	436	695
Total stock-based compensation	$389	$500	$740	$1,068

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation cost included in:
Cost of revenues	$25	$38	$18	$74
Operating expenses	364	462	722	994
Total stock-based compensation	$389	$500	$740	$1,068

(6)	Income Taxes
As of June 30, 2016 and December 31, 2015, the Company’s liability for gross unrecognized tax benefits totaled $1.0 million and $970,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $3,000 and $4,000 on a gross basis at June 30, 2016 and December 31, 2015, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares outstanding at end of period	9,247	9,254	9,247	9,254
Basic weighted average shares outstanding	9,236	9,243	9,227	9,206
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	9,236	9,243	9,227	9,206
Net loss from continuing operations	$(4,291)	$(6,927)	$(8,423)	$(16,801)
Net loss from continuing operations per basic and diluted share	$(0.46)	$(0.75)	$(0.91)	$(1.83)
Stock options and restricted stock units to acquire weighted average common shares excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive stock options and restricted stock units	1,465	1,632	1,534	1,647

(8)	Investment in Software Company
At June 30, 2016 and December 31, 2015, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because the Company's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, the Company accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The Company monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

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
For the six months ended June 30, 2016 and 2015, the Company generated revenues of $15.3 million and $14.7 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company generated revenues of $34.5 million, $26.5 million and $17.7 million, respectively. The Company reduced its expense structure over the past twelve months as it transitions to more recurring revenue and a lower reliance on perpetual license sales over time.
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
Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2016.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2016 and 2015, and the percentage changes in these income and expense items relative to prior year periods, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2016	2015	2015 to 2016	2016	2015	2015 to 2016
Revenues	100.0%	100.0%	(26)%	100.0%	100.0%	4%
Cost of revenues	(45.3)	(51.3)	(34)	(44.4)	(56.1)	(18)
Gross profit	54.7	48.7	(17)	55.6	43.9	31
Operating expenses:
Research and development	37.0	32.6	(16)	31.2	38.4	(16)
Sales and marketing	45.7	54.0	(37)	42.7	65.0	(32)
General and administrative	34.8	40.6	(36)	34.3	53.8	(34)
Amortization of purchased intangibles	3.5	2.3	14	3.0	2.7	14
Total operating expenses	121.0	129.5	(31)	111.2	159.9	(28)
Operating loss	(66.3)	(80.8)	(39)	(55.6)	(116.0)	(50)
Other income (expense)	(0.9)	0.1	(664)	(0.2)	(0.2)	3
Loss before income taxes	(67.2)	(80.7)	(38)	(55.8)	(116.2)	(50)
Income tax benefit	(1.3)	(1.7)	(38)	(0.6)	(2.2)	(71)
Net loss from continuing operations	(65.9)%	(79.0)%	(38)%	(55.2)%	(114.0)%	(50)%
Revenues
The Company generates revenue through the sale of enterprise video content management software solutions, appliance, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Software licenses and appliances	$836	$2,719	$(1,883)	(69)%	$2,798	$3,703	$(905)	(24)%
Service
Subscription, maintenance and support	4,712	4,592	120	3	10,237	8,704	1,533	18
Professional services and other	967	1,453	(486)	(33)	2,216	2,326	(110)	(5)
Total service	5,679	6,045	(366)	(6)	12,453	11,030	1,423	13
Total revenues	$6,515	$8,764	$(2,249)	(26)%	$15,251	$14,733	$518	4%
Revenues can vary period to period based on the type and size of contract the Company enters into with each customer. Contracts for perpetual software licenses, which are included in software licenses and appliances revenues, generally result in revenue recognized closer to the contract commitment date, while contracts for term software licenses and SaaS, which are included in service revenues, result in most of the revenue being recognized over the period of the contract.
The decreases in software licenses and appliances revenues in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods were driven by decreases in perpetual software license and appliance sales. The increase in subscription, maintenance and support revenues in the three months ended June 30, 2016 compared to the corresponding 2015 period was primarily due to the runoff of the deferred revenue write-down during 2015 relating to the Kulu Valley acquisition. The increase in subscription, maintenance and support revenues in the six months ended June 30, 2016 compared to the corresponding 2015 period was primary due to the inclusion of approximately $700,000 of revenue in the first quarter 2016 relating to customer acceptance and contract buyouts, the runoff of approximately $375,000 of the deferred revenue write-down during 2015 relating to the Kulu Valley acquisition, and the balance of the increase was a result of the net impact of customer activity. The decreases in professional services revenues in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods were driven by the impact of decreased perpetual software license and appliance sales and the timing of delivery of professional services, including two significant revenue items relating to customer acceptance clauses occurring in the three months ended June 30, 2015.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Gross profit:
Software licenses and appliances	$424	$2,013	$(1,589)	(79)%	$1,429	$2,764	$(1,335)	(48)%
Service	3,137	2,259	878	39	7,050	3,702	3,348	90
Total gross profit	$3,561	$4,272	$(711)	(17)%	$8,479	$6,466	$2,013	31%

Gross margin:
Software licenses and appliances	50.7%	74.0%	(23.3)%		51.1%	74.6%	(23.5)%
Service	55.2%	37.4%	17.8%		56.6%	33.6%	23.0%
Total gross margin	54.7%	48.7%	6.0%		55.6%	43.9%	11.7%
The improvements in total gross margin of 6.0% and 11.7% in the three and six months ended June 30, 2016, respectively, compared to the corresponding 2015 periods, were driven by the improvement in service gross margin related to cost savings initiatives implemented in the second half of 2015 and, for the six months ended June 30, 2016, improved economies of scale on increased subscription, maintenance and support revenues. Partially offsetting the improvement in service gross margins were decreases in software license and appliances gross margins in the three and six months ended June 30, 2016, compared to the corresponding 2015 periods, due primarily to the product mix for the 2016 periods which included a higher percentage of appliance sales, which generally have lower margins than software license revenue. The Company had 35 and 46 service personnel at June 30, 2016 and 2015, respectively.
Gross margins include $323,000 and $317,000 for the three months ended June 30, 2016 and 2015, respectively, and $645,000 and $633,000 for the six months ended June 30, 2016 and 2015, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues in 2016 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Operating expenses:
Research and development	$2,410	$2,858	$(448)	(16)%	$4,760	$5,660	$(900)	(16)%
Sales and marketing	2,978	4,740	(1,762)	(37)	6,510	9,568	(3,058)	(32)
General and administrative	2,265	3,558	(1,293)	(36)	5,235	7,922	(2,687)	(34)
Amortization of purchased intangibles	227	200	27	14	453	399	54	14
Total operating expenses	$7,880	$11,356	$(3,476)	(31)%	$16,958	$23,549	$(6,591)	(28)%
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$1,646	$1,685	$(39)	(2)%	$3,292	$3,395	$(103)	(3)%
Overhead and other expenses	374	301	73	24	710	550	160	29
Outside services and consulting	285	722	(437)	(61)	542	1,416	(874)	(62)
Depreciation and amortization	54	69	(15)	(22)	114	137	(23)	(17)
Equity-based compensation	51	81	(30)	(37)	102	162	(60)	(37)
Total research and development expenses	$2,410	$2,858	$(448)	(16)%	$4,760	$5,660	$(900)	(16)%
Total research and development expenses as a percent of revenues were 37% and 33% for the three months ended June 30, 2016 and 2015, respectively, and 31% and 38% for the six months ended June 30, 2016 and 2015, respectively. The decreases in the dollar amount of expenses in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods were driven primarily by decreased outside services and consulting expense due to cost savings initiatives implemented in the second half of 2015. The Company had 64 and 66 research and development personnel at June 30, 2016 and 2015, respectively.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$2,430	$3,588	$(1,158)	(32)%	$5,231	$7,584	$(2,353)	(31)%
Overhead and other expenses	261	532	(271)	(51)	660	870	(210)	(24)
Outside services and consulting	179	519	(340)	(66)	390	841	(451)	(54)
Depreciation and amortization	34	31	3	10	66	65	1	2
Equity-based compensation	74	70	4	6	163	208	(45)	(22)
Total sales and marketing expenses	$2,978	$4,740	$(1,762)	(37)%	$6,510	$9,568	$(3,058)	(32)%
Total sales and marketing expenses as a percent of revenues were 46% and 54% for the three months ended June 30, 2016 and 2015, respectively, and 43% and 65%, for the six months ended June 30, 2016 and 2015, respectively. The decreases in expenses in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods were primarily due to lower compensation and employee-related expenses, including travel expenses, in connection with lower headcount and other cost savings initiatives implemented in the second half of 2015. The Company had 41 and 89 sales and marketing personnel at June 30, 2016 and 2015, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$915	$1,900	$(985)	(52)%	$2,109	$3,904	$(1,795)	(46)%
Overhead and other expenses	363	237	126	53	786	496	290	58
Outside services and consulting	556	998	(442)	(44)	1,501	2,677	(1,176)	(44)
Depreciation and amortization	192	112	80	71	382	221	161	73
Equity-based compensation	239	311	(72)	(23)	457	624	(167)	(27)
Total general and administrative expenses	$2,265	$3,558	$(1,293)	(36)%	$5,235	$7,922	$(2,687)	(34)%
Total general and administrative expenses as a percent of revenues were 35% and 41% for the three months ended June 30, 2016 and 2015, respectively, and 34% and 54%, for the six months ended June 30, 2016 and 2015, respectively. The decreases in expenses in the three and six months ended June 30, 2016 compared to the corresponding 2015 periods were driven primarily by cost reduction activities and executive transition initiatives implemented in 2015, as well as lower long-term incentive expense, recruiting fees and headcount. The Company had 25 and 31 general and administrative personnel at June 30, 2016 and 2015, respectively.
Amortization of Purchased Intangibles
Operating expenses include $227,000 and $200,000 for the three months ended June 30, 2016 and 2015, respectively, and $453,000 and $399,000 for the six months ended June 30, 2016 and 2015, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2016 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
The Company recognized interest expense of $15,000 and $27,000 for the three and six months ended June 30, 2016, respectively, and interest income of $15,000 and $31,000 for the three and six months ended June 30, 2015, respectively. Other income also included net losses on foreign currency transactions of $47,000 and $11,000 for the three and six months ended June 30, 2016, respectively, net losses on foreign currency transactions of $4,000 and $68,000 for the three months ended June 30, 2016 and 2015, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the three months ended June 30, 2016 and 2015, net income tax benefit amounted to $90,000 and $146,000, respectively, and for the six months ended June 30, 2016 and 2015, net income tax benefit amounted to $94,000 and $319,000, respectively. The income tax benefit for the three and for the six months ended June 30, 2016 and 2015 is primarily attributable to United Kingdom operations, which include refundable research credits.
Net Loss from Discontinued Operations, Net of Tax
The Company closed the sale of its disc publishing business effective July 1, 2014. Net loss from discontinued operations, net of tax, was $22,000 and $89,000 for the three and six months ended June 30, 2015, respectively. Discontinued operations results include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$8,032	$7,072
Marketable securities	250	6,249
Cash, cash equivalents and marketable securities	$8,282	$13,321
Working capital	$(553)	$9,516
Financing obligations	$754	$1,021
Based on an expense reduction program initiated in the second half of 2015, the Company anticipates that it will be cash flow breakeven the fourth quarter of 2016. Whether or not the Company achieves its cash flow goal in the fourth quarter 2016, the Company will need to raise capital to execute its business plan and pursue its growth objectives which include the transition to more recurring revenue and a lower reliance on perpetual license sales over time. There can be no assurance that the Company will raise capital at any particular time or on acceptable terms, if at all. Potential strategies for raising capital could include, but are not be limited to, the sale of all or a portion of the Company’s BriefCam investment, the issuance of equity securities or both. The Company believes its existing cash, cash equivalents and marketable securities, along with expected cash flow from operations after cash flow breakeven in the fourth quarter of 2016, will be sufficient to meet the Company’s expected working capital requirements for the next 12 months.
At June 30, 2016, the Company had aggregate working capital of $(0.6) million, compared to working capital of $6.1 million and $9.5 million at March 31, 2016 and December 31, 2015, respectively. Working capital was reduced by current deferred revenue of $10.1 million, $9.8 million and $10.4 million at June 30, 2016, March 31, 2016 and December 31, 2015, respectively. The primary contributor to the change in working capital was the decreased sales volume over the six-month period ended June 30, 2016, which negatively impacted cash and cash equivalents and accounts receivable.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash, cash equivalents and marketable securities held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.9 million as of June 30, 2016. The repatriation of cash, cash equivalents and marketable securities held by the Company's international subsidiaries would not result in an adverse tax impact on cash due to the Company's net operating loss position with respect to income taxes.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(4,689)	$(15,220)
Investing activities	5,967	8,333
Financing activities	(277)	(71)
Effect of exchange rate changes on cash	(41)	9
Net change in cash and cash equivalents	$960	$(6,949)
Net change in marketable securities and restricted cash	$(5,999)	$(8,732)
Operating activities
Net cash used in operating activities was $4.7 million for the six months ended June 30, 2016 compared to $15.2 million for corresponding 2015 period. The change in operating cash flows for the 2016 period as compared to the 2015 period was favorably impacted by changes in receivables, prepaid expenses and other assets, accounts payable and other accrued liabilities, accrued compensation and income tax receivable, as well as a lower net loss in the six months ended June 30, 2016. The change in operating cash flows for the 2016 period as compared to the 2015 period was unfavorably impacted by the change in deferred revenue balances, which were flat for the six months ended June 30, 2016 and increased for the six months ended June 30, 2015, driven by the timing of sales and maintenance renewals, and the timing of delivery of products and services as impacted by the appropriate revenue recognition criteria. Additionally, the change in cash used in operating activities for the six months ended June 30, 2016 as compared to the 2015 period was impacted by a $0.4 million favorable change in cash from discontinued operations in connection with the Company's sale of its discontinued disc publishing business effective July 1, 2014.
Investing activities
Net cash provided by investing activities totaled, in the aggregate, $6.0 million for six months ended June 30, 2016 compared to $8.3 million in the corresponding 2015 period. The $6.0 million cash provided by investing activities in 2016 resulted from maturities of marketable securities. The $8.3 million cash provided by investing activities in 2015 resulted from maturities of marketable securities, net of related purchases, of $8.7 million, partially offset by purchases of property and equipment of $0.4 million.
Financing activities
Financing activities used net cash of $0.3 million for the six months ended June 30, 2016 and used a minimal amount of cash in the comparable period in 2015. Primarily impacting the current period use of cash were principal payments on capital leases and other financing obligations of $259,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
The Company did not declare or pay any dividends during the six months ended June 30, 2016 and 2015.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: our dependence upon growth in the markets for video content and software to manage video content; our ability to compete effectively by improving existing products and introducing new products that achieve market acceptance; if we do not generate sufficient cash flow to fund our operations, our need for additional capital, which may not be available in the amount or at the time we need it or on acceptable terms, if at all; our limited operating history with our video content software management business, which may make evaluating our business and prospects difficult; the intense competition we face in all areas of our business, which may result in price reductions, lower gross profits and loss of market share; we encounter long sales cycles with our Qumu Enterprise software products, which could adversely affect our operating results in a given period; adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; our previously identified material weaknesses in our internal control over financial reporting that, if not corrected, could affect the reliability of our financial statements and have other adverse consequences; the risk of a continued decline in the Company’s enterprise value compared to its book value which could trigger an impairment of goodwill; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price; and compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will constitute a larger percentage of our annual revenue than prior to the sale of the disc publishing business. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of June 30, 2016, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2015 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 were not effectively remediated as of June 30, 2016 due to the fact that an insufficient period of time has passed for management to implement and test its remediation plan. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016. Management expects that a substantial portion of its remediation efforts will be completed by the end of the third quarter of 2016, with final testing of the effectiveness of the Company's controls occurring at the end of 2016.
Changes in Internal Control Over Financial Reporting
There was no change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2016, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended June 30, 2016 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2016, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2016	—	$—	—	778,365
May 2016	4,211	$3.87	—	778,365
June 2016	—	$—	—	778,365
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
31.1 Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2 Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32. Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 8, 2016	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)