Form 10-Q
period 2016-09-30
Qumu Corp
filed 2016-11-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at November 3, 2016 – 9,229,043 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,641	$7,072
Marketable securities	—	6,249
Receivables, net of allowance for doubtful accounts of $21 and $24, respectively	6,039	11,257
Income tax receivable	343	659
Prepaid expenses and other current assets	2,828	3,392
Total current assets	13,851	28,629
Property and equipment, net of accumulated depreciation of $3,447 and $2,615, respectively	2,083	2,942
Intangible assets, net	8,818	11,032
Goodwill	7,107	8,103
Deferred income taxes, non-current	61	57
Other assets, non-current	4,891	3,649
Total assets	$36,811	$54,412
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,929	$3,864
Accrued compensation	2,140	4,014
Deferred revenue	10,021	10,413
Deferred rent	289	270
Financing obligations	367	502
Current liabilities from discontinued operations	—	50
Total current liabilities	15,746	19,113
Long-term liabilities:
Deferred revenue, non-current	405	2,215
Income taxes payable, non-current	6	9
Deferred tax liability, non-current	367	575
Deferred rent, non-current	780	998
Financing obligations, non-current	259	519
Other non-current liabilities	—	226
Total long-term liabilities	1,817	4,542
Total liabilities	17,563	23,655
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,230,723 and 9,188,682, respectively	92	92
Additional paid-in capital	66,501	65,484
Accumulated deficit	(44,206)	(33,298)
Accumulated other comprehensive loss	(3,139)	(1,521)
Total stockholders’ equity	19,248	30,757
Total liabilities and stockholders’ equity	$36,811	$54,412
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Software licenses and appliances	$1,154	$3,267	$3,952	$6,970
Service	5,956	6,335	18,409	17,365
Total revenues	7,110	9,602	22,361	24,335
Cost of revenues:
Software licenses and appliances	563	1,057	1,932	1,996
Service	2,294	3,813	7,697	11,141
Total cost of revenues	2,857	4,870	9,629	13,137
Gross profit	4,253	4,732	12,732	11,198
Operating expenses:
Research and development	1,986	2,848	6,746	8,508
Sales and marketing	2,435	4,706	8,945	14,274
General and administrative	2,109	4,353	7,344	12,275
Amortization of purchased intangibles	221	200	674	599
Total operating expenses	6,751	12,107	23,709	35,656
Operating loss	(2,498)	(7,375)	(10,977)	(24,458)
Other income (expense):
Interest income (expense), net	(13)	(10)	(40)	21
Other expense, net	(13)	(89)	(24)	(157)
Total other expense, net	(26)	(99)	(64)	(136)
Loss before income taxes	(2,524)	(7,474)	(11,041)	(24,594)
Income tax benefit	(39)	(163)	(133)	(482)
Net loss from continuing operations	(2,485)	(7,311)	(10,908)	(24,112)
Net income (loss) from discontinued operations, net of tax	—	79	—	(10)
Net loss	$(2,485)	$(7,232)	$(10,908)	$(24,122)
Net income (loss) per basic and diluted share:
Net loss from continuing operations per share	$(0.27)	$(0.79)	$(1.18)	$(2.61)
Net income from discontinued operations per share	$—	$0.01	$—	$—
Net loss per share	$(0.27)	$(0.78)	$(1.18)	$(2.61)
Basic and diluted weighted average shares outstanding	9,241	9,288	9,232	9,233
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,485)	$(7,232)	$(10,908)	$(24,122)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(391)	(516)	(1,619)	(417)
Change in net unrealized gain (loss) on marketable securities, net of tax	—	1	1	18
Total other comprehensive loss	(391)	(515)	(1,618)	(399)
Total comprehensive loss	$(2,876)	$(7,747)	$(12,526)	$(24,521)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(10,908)	$(24,122)
Net loss from discontinued operations, net of tax	—	(10)
Net loss from continuing operations	(10,908)	(24,112)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	2,515	2,292
Stock-based compensation	1,035	1,430
Loss on disposal of property and equipment	4	23
Deferred income taxes	(148)	(235)
Changes in operating assets and liabilities:
Receivables	4,892	1,647
Income taxes receivable / payable	265	(407)
Prepaid expenses and other assets	(727)	(462)
Accounts payable and other accrued liabilities	(884)	(524)
Accrued compensation	(1,823)	(3,264)
Deferred revenue	(1,857)	1,296
Deferred rent	(193)	—
Other non-current liabilities	(226)	(11)
Net cash used in continuing operating activities	(8,055)	(22,327)
Net cash provided by (used in) discontinued operating activities	(50)	665
Net cash used in operating activities	(8,105)	(21,662)
Investing activities:
Purchases of marketable securities	—	(9,500)
Sales and maturities of marketable securities	6,250	24,215
Purchases of property and equipment	(52)	(530)
Proceeds from sale of property and equipment	—	43
Net cash provided by continuing investing activities	6,198	14,228
Net cash used in discontinued investing activities	—	(1)
Net cash provided by investing activities	6,198	14,227
Financing activities:
Principal payments on financing obligations	(386)	(241)
Common stock repurchases to settle employee withholding liability	(18)	(46)
Proceeds from employee stock plans	—	142
Net cash used in financing activities	(404)	(145)
Effect of exchange rate changes on cash	(120)	(75)
Net decrease in cash and cash equivalents	(2,431)	(7,655)
Cash and cash equivalents, beginning of period	7,072	11,684
Cash and cash equivalents, end of period	$4,641	$4,029
Supplemental disclosures of net cash paid during the period:
Income taxes paid, net	$43	$102
Interest paid	$49	$16
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors. The operating results for the three and nine months ended September 30, 2016 and 2015 and the financial position as of September 30, 2016 and December 31, 2015 reflect the Company's disc publishing business as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

(2)	Marketable Securities
Marketable securities consisted of the following (in thousands):

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,250	$—	$(1)	$6,249
Total marketable securities	$6,250	$—	$(1)	$6,249

No marketable securities were outstanding as of September 30, 2016.

(3)	Intangible Assets and Goodwill
Changes in the Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,853	$8,088	$2,181	$33	$15,155
Accumulated amortization	(1,460)	(4,224)	(625)	(28)	(6,337)
Net identifiable intangible assets	$3,393	$3,864	$1,556	$5	$8,818
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2015
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$5,115	$8,567	$2,190	$38	$15,910
Accumulated amortization	(1,075)	(3,261)	(528)	(14)	(4,878)
Net identifiable intangible assets	$4,040	$5,306	$1,662	$24	$11,032
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the nine months ended September 30, 2016 consisted of the following (in thousands):

Nine Months Ended September 30, 2016
Balance, beginning of period	$11,032
Amortization expense	(1,627)
Currency translation	(587)
Balance, end of period	$8,818
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense associated with the developed technology included in cost of revenues	$308	$320	$953	$953
Amortization expense associated with other acquired intangible assets included in operating expenses	221	200	674	599
Total amortization expense	$529	$520	$1,627	$1,552
Changes to the carrying amount of goodwill for the nine months ended September 30, 2016 consisted of the following (in thousands):

Nine Months Ended September 30, 2016
Balance, beginning of period	$8,103
Currency translation	(996)
Balance, end of period	$7,107
During the nine months ended September 30, 2016, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of September 30, 2016, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 9%. Declines in the Company's market capitalization could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	September 30, 2016	December 31, 2015
Computer and network equipment	$509	$511
Furniture	287	287
Assets acquired under capital lease obligations	796	798
Accumulated depreciation	(308)	(123)
Assets acquired under capital lease obligations, net	$488	$675
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	September 30, 2016	December 31, 2015
Capital leases and other financing obligations, current	$367	$502
Capital leases and other financing obligations, noncurrent	259	519
Total capital leases and other financing obligations	$626	$1,021
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of September 30, 2016 are as follows (in thousands):

Periods ending December 31,	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2016	$127	$347	$474
2017	370	1,203	1,573
2018	172	997	1,169
2019	3	532	535
2020	—	297	297
Thereafter	—	632	632
Total minimum lease payments	672	$4,008	$4,680
Less amount representing interest	(46)
Present value of net minimum lease payments	$626
The above schedule excludes future payments associated with the term loan credit agreement the Company entered into on October 21, 2016, described in Note 10–"Subsequent Event."
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

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	22,500	52,500	52,500	192,500
Restricted stock awards and restricted stock units	—	—	120,000	150,218

With the exception of an award of non-qualified options to purchase 130,000 shares of the Company's common stock to a newly hired executive management level employee on May 18, 2015, the stock options, restricted stock awards and restricted stock units granted during the three and nine months ended September 30, 2016 and 2015 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
On May 12, 2016, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,730,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation cost, before income tax benefit:
Stock options	$94	$130	$398	$503
Restricted stock awards and restricted stock units	201	232	637	927
Total stock-based compensation	$295	$362	$1,035	$1,430

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation cost included in:
Cost of revenues	$9	$40	$27	$115
Operating expenses	286	322	1,008	1,315
Total stock-based compensation	$295	$362	$1,035	$1,430

(6)	Income Taxes
As of September 30, 2016 and December 31, 2015, the Company’s liability for gross unrecognized tax benefits totaled $1.0 million and $970,000, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $3,000 and $4,000 on a gross basis at September 30, 2016 and December 31, 2015, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss From Continuing Operations Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares outstanding at end of period	9,231	9,225	9,231	9,225
Basic weighted average shares outstanding	9,241	9,288	9,232	9,233
Dilutive effect of stock options and restricted stock units	—	—	—	—
Total diluted weighted average shares outstanding	9,241	9,288	9,232	9,233
Net loss from continuing operations	$(2,485)	$(7,311)	$(10,908)	$(24,112)
Net loss from continuing operations per basic and diluted share	$(0.27)	$(0.79)	$(1.18)	$(2.61)

Stock options and restricted stock units to acquire weighted average common shares excluded from the computation of diluted weighted average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive stock options	1,312	1,573	1,418	1,576
Anti-dilutive restricted stock units	120	40	81	40
Anti-dilutive stock options and restricted stock units	1,432	1,613	1,499	1,616
Restricted stock units to acquire 120,000 common shares were outstanding as of September 30, 2016.
As described in Note 10–"Subsequent Event," on October 21, 2016, the Company issued a warrant for the purchase of 314,286 shares of the Company's common stock having an exercise price of $2.80 per share.

(8)	Investment in Software Company
At September 30, 2016 and December 31, 2015, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because the Company's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, the Company accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The Company monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the carrying value of its investment.

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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this standard, which will require right-of-use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.
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

(10)	Subsequent Event
As disclosed on the Company's Current Report on Form 8-K dated October 21, 2016, the Company entered into a term loan credit agreement (the “Credit Agreement”), under which it borrowed $8 million as a term loan on October 21, 2016. The term loan is scheduled to mature on October 21, 2019 and requires payment of interest monthly at the prime rate plus 6%. The Company may prepay the term loan at any time with the payment of the applicable pre-payment fee, or may be obligated to prepay the term loan, with the payment of the applicable pre-payment fee, with the net proceeds from certain dispositions

(other than the Company’s interest in BriefCam, Ltd.), issuances of equity or debt securities, extraordinary transactions and upon a change of control.
The Company is subject to certain affirmative and negative covenants under the Credit Agreement, including various financial covenants relating to a maximum cumulative net cash operating amount, minimum eligible accounts receivable and cash, minimum cash, minimum core bookings, maximum deferred revenue non-current, minimum subscription, maintenance and support revenue, and renewal rates.
In connection with the Credit Agreement, the Company granted a first priority security interest in substantially all of its properties, rights and assets and Qumu, Inc. provided a guaranty of the Company’s obligations under the Credit Agreement pursuant to a Guaranty and Collateral Agreement dated October 21, 2016 in favor of the administrative agent.
In connection with the Credit Agreement, on October 21, 2016, the Company issued a warrant to purchase 314,286 shares of the Company’s common stock. The warrant has an exercise price of $2.80 per share and an expiration date of October 21, 2026, and is transferrable. Upon the occurrence of certain defined events, the warrant holder has the right thereafter to receive, upon exercise of the warrant, an amount of securities, cash or property as if the warrant holder had been a holder of the shares issuable upon exercise of the warrant, or the warrant holder may require the Company to purchase the warrant from the holder for a cash amount equal to the greater of the original issuance value of $915,390 and the Black-Scholes value of the remaining unexercised portion of the warrant.
The terms of the warrant require liability classification upon issuance on October 21, 2016. This liability will be remeasured to its fair value on a recurring basis at each reporting date. The change in fair value of the warrant liability during each reporting period will be recorded on our consolidated statements of operations as a component of other income (expense), net, at each reporting date. Management's judgment is used to estimate the fair value of the warrant, which is classified as a Level 3 liability under the fair value hierarchy. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would have a directionally similar impact to the fair value measurement.
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
For the nine months ended September 30, 2016 and 2015, the Company generated revenues of $22.4 million and $24.3 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company generated revenues of $34.5 million, $26.5 million and $17.7 million, respectively. The Company reduced its expense structure over the past twelve months as it transitions to more recurring revenue and a lower reliance on perpetual license sales over time.
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
Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2016.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2016 and 2015, and the percentage changes in these income and expense items relative to prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2016	2015	2015 to 2016	2016	2015	2015 to 2016
Revenues	100.0%	100.0%	(26)%	100.0%	100.0%	(8)%
Cost of revenues	(40.2)	(50.7)	(41)	(43.1)	(54.0)	(27)
Gross profit	59.8	49.3	(10)	56.9	46.0	14
Operating expenses:
Research and development	27.9	29.7	(30)	30.2	34.9	(21)
Sales and marketing	34.2	49.0	(48)	40.0	58.7	(37)
General and administrative	29.7	45.3	(52)	32.8	50.4	(40)
Amortization of purchased intangibles	3.1	2.1	11	3.0	2.5	13
Total operating expenses	94.9	126.1	(44)	106.0	146.5	(34)
Operating loss	(35.1)	(76.8)	(66)	(49.1)	(100.5)	(55)
Other income (expense)	(0.4)	(1.0)	(74)	(0.3)	(0.6)	(53)
Loss before income taxes	(35.5)	(77.8)	(66)	(49.4)	(101.1)	(55)
Income tax benefit	(0.5)	(1.7)	(76)	(0.6)	(2.0)	(72)
Net loss from continuing operations	(35.0)%	(76.1)%	(66)%	(48.8)%	(99.1)%	(55)%

Revenues
The Company generates revenue through the sale of enterprise video content management software solutions, appliances, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a term software license or a cloud-hosted software as a service (SaaS). Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Software licenses and appliances	$1,154	$3,267	$(2,113)	(65)%	$3,952	$6,970	$(3,018)	(43)%
Service
Subscription, maintenance and support	4,986	4,860	126	3	15,223	13,564	1,659	12
Professional services and other	970	1,475	(505)	(34)	3,186	3,801	(615)	(16)
Total service	5,956	6,335	(379)	(6)	18,409	17,365	1,044	6
Total revenues	$7,110	$9,602	$(2,492)	(26)%	$22,361	$24,335	$(1,974)	(8)%
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
The decreases in software licenses and appliances revenues in the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods were driven by decreases in perpetual software license and appliance sales.
The increase in subscription, maintenance and support revenues in the three months ended September 30, 2016 compared to the corresponding 2015 period was driven by the timing of customer renewals, whereby the recognition of revenue in some cases was delayed until renewal contracts were finalized. The increase in subscription, maintenance and support revenues in the nine months ended September 30, 2016 compared to the corresponding 2015 period was primary due to the inclusion of approximately $700,000 of revenue in the first quarter 2016 relating to customer acceptance and contract buyouts, the runoff of approximately $505,000 of the deferred revenue write-down during 2015 relating to the Kulu Valley acquisition, and the balance of the increase was a result of the net impact of customer activity.
The decreases in professional services revenues in the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods were driven by the impact of decreased perpetual software license and appliance sales and the timing of delivery of professional services.
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

Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Gross profit:
Software licenses and appliances	$591	$2,210	$(1,619)	(73)%	$2,020	$4,974	$(2,954)	(59)%
Service	3,662	2,522	1,140	45	10,712	6,224	4,488	72
Total gross profit	$4,253	$4,732	$(479)	(10)%	$12,732	$11,198	$1,534	14%

Gross margin:
Software licenses and appliances	51.2%	67.6%	(16.4)%		51.1%	71.4%	(20.3)%
Service	61.5%	39.8%	21.7%		58.2%	35.8%	22.4%
Total gross margin	59.8%	49.3%	10.5%		56.9%	46.0%	10.9%
The improvements in total gross margin of 10.5% and 10.9% in the three and nine months ended September 30, 2016, respectively, compared to the corresponding 2015 periods, were driven by the improvement in service gross margin related to cost savings initiatives implemented beginning in the second half of 2015 with continued declines in service headcount during 2016 and, for the nine months ended September 30, 2016, improved economies of scale on increased subscription, maintenance and support revenues. Partially offsetting the improvement in service gross margins were decreases in software license and appliances gross margins in the three and nine months ended September 30, 2016, compared to the corresponding 2015 periods, due primarily to the product mix for the 2016 periods which included a higher percentage of appliance sales, which generally have lower margins than software license revenue. The Company had 28 and 44 service personnel at September 30, 2016 and 2015, respectively.
Gross margins include $308,000 and $320,000 for the three months ended September 30, 2016 and 2015, respectively, and $953,000 for the nine months ended September 30, 2016 and 2015, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues in 2016 are expected to include approximately $1.3 million of amortization expense for purchased intangibles.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Operating expenses:
Research and development	$1,986	$2,848	$(862)	(30)%	$6,746	$8,508	$(1,762)	(21)%
Sales and marketing	2,435	4,706	(2,271)	(48)	8,945	14,274	(5,329)	(37)
General and administrative	2,109	4,353	(2,244)	(52)	7,344	12,275	(4,931)	(40)
Amortization of purchased intangibles	221	200	21	11	674	599	75	13
Total operating expenses	$6,751	$12,107	$(5,356)	(44)%	$23,709	$35,656	$(11,947)	(34)%

Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$1,512	$1,977	$(465)	(24)%	$4,804	$5,372	$(568)	(11)%
Overhead and other expenses	271	259	12	5	981	809	172	21
Outside services and consulting	103	504	(401)	(80)	645	1,920	(1,275)	(66)
Depreciation and amortization	51	69	(18)	(26)	165	206	(41)	(20)
Equity-based compensation	49	39	10	26	151	201	(50)	(25)
Total research and development expenses	$1,986	$2,848	$(862)	(30)%	$6,746	$8,508	$(1,762)	(21)%
Total research and development expenses as a percent of revenues were 28% and 30% for the three months ended September 30, 2016 and 2015, respectively, and 30% and 35% for the nine months ended September 30, 2016 and 2015, respectively. The decreases in expenses in the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods were driven primarily by decreased outside services and consulting expense due to cost savings initiatives implemented in the second half of 2015 and decreased compensation and employee-related expenses in the three and nine months ended September 30, 2016, and severance costs incurred during the three and nine months ended September 30, 2015. The Company had 63 and 60 research and development personnel at September 30, 2016 and 2015, respectively.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$1,869	$3,904	$(2,035)	(52)%	$7,100	$11,488	$(4,388)	(38)%
Overhead and other expenses	264	409	(145)	(35)	924	1,279	(355)	(28)
Outside services and consulting	285	309	(24)	(8)	675	1,150	(475)	(41)
Depreciation and amortization	32	31	1	3	98	96	2	2
Equity-based compensation	(15)	53	(68)	(128)	148	261	(113)	(43)
Total sales and marketing expenses	$2,435	$4,706	$(2,271)	(48)%	$8,945	$14,274	$(5,329)	(37)%
Total sales and marketing expenses as a percent of revenues were 34% and 49% for the three months ended September 30, 2016 and 2015, respectively, and 40% and 59%, for the nine months ended September 30, 2016 and 2015, respectively. The decreases in expenses in the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods were primarily due to lower headcount, compensation, and travel expenses in addition to lower severance expense. The Company had 36 and 63 sales and marketing personnel at September 30, 2016 and 2015, respectively.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2016	2015	2015 to 2016	2015 to 2016	2016	2015	2015 to 2016	2015 to 2016
Compensation and employee-related	$884	$1,755	$(871)	(50)%	$2,993	$5,659	$(2,666)	(47)%
Overhead and other expenses	359	1,412	(1,053)	(75)	1,145	1,908	(763)	(40)
Outside services and consulting	426	814	(388)	(48)	1,927	3,491	(1,564)	(45)
Depreciation and amortization	188	143	45	31	570	364	206	57
Equity-based compensation	252	229	23	10	709	853	(144)	(17)
Total general and administrative expenses	$2,109	$4,353	$(2,244)	(52)%	$7,344	$12,275	$(4,931)	(40)%
Total general and administrative expenses as a percent of revenues were 30% and 45% for the three months ended September 30, 2016 and 2015, respectively, and 33% and 50%, for the nine months ended September 30, 2016 and 2015, respectively. The decreases in expenses in the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods were driven primarily by an equipment operating lease loss of $1 million during the three and nine months ended September 30, 2015 relating to equipment that the Company no longer planned to utilize as part of its managed services offerings. Also contributing to the decrease were cost reduction activities and executive transition initiatives implemented in 2015, as well as lower recruiting fees, headcount, and in the nine months ended September 2016, lower long-term incentive expense. The Company had 25 and 27 general and administrative personnel at September 30, 2016 and 2015, respectively.
Amortization of Purchased Intangibles
Operating expenses include $221,000 and $200,000 for the three months ended September 30, 2016 and 2015, respectively, and $674,000 and $599,000 for the nine months ended September 30, 2016 and 2015, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2016 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
The Company recognized interest expense of $13,000 and $10,000 for the three months ended September 30, 2016 and 2015, respectively, and interest expense of $40,000 and interest income of $21,000 for the nine months ended September 30, 2016 and 2015, respectively. Other expense, net, included net losses on foreign currency transactions of $2,000 and $89,000 for the three months ended September 30, 2016 and 2015, respectively, and $13,000 and $157,000 for the nine months ended September 30, 2016 and 2015, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the three months ended September 30, 2016 and 2015, net income tax benefit amounted to $39,000 and $163,000, respectively, and for the nine months ended September 30, 2016 and 2015, net income tax benefit amounted to $133,000 and $482,000, respectively. The income tax benefit for the three and nine months ended September 30, 2016 and 2015 is primarily attributable to United Kingdom operations, which include refundable research credits.
Net Loss from Discontinued Operations, Net of Tax
The Company closed the sale of its disc publishing business effective July 1, 2014. Net income from discontinued operations, net of tax, was $79,000 and net loss from discontinued operations, net of tax, was $10,000 for the three and nine months ended September 30, 2015, respectively. Discontinued operations results include non-recurring expenses incurred by the Company as a result of the sale of the disc publishing business.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$4,641	$7,072
Marketable securities	—	6,249
Cash, cash equivalents and marketable securities	$4,641	$13,321
Working capital	$(1,895)	$9,516
Financing obligations	$626	$1,021
As described in Note 10–"Subsequent Event" in the accompanying condensed consolidated financial statements, on October 21, 2016, the Company entered into a term loan credit agreement, under which it borrowed $8 million as a term loan. The term loan is scheduled to mature on October 21, 2019 and requires payment of interest monthly at the prime rate plus 6%. The term loan strengthened the Company's balance sheet and the funds will enable the Company to advance its market leadership as it continues to provide the best enterprise video content management solutions and services to its customers and the Global 5000 market while it transitions to more recurring revenue over time.
Due to the timing of expected sales in the fourth quarter 2016 and collection of the related receivables, much of which will occur in the in first quarter 2017, the Company anticipates that, excluding the net proceeds of the $8.0 million term loan obtained in October 2016, it will not be cash flow breakeven the fourth quarter 2016 as previously anticipated. Whether or not the Company achieves its cash flow goal in the fourth quarter 2016, the Company believes its existing cash and cash equivalents, along with the $8.0 million term loan obtained in October 2016 and expected future cash flow from operations, will be sufficient to meet the Company’s expected working capital requirements for the next 12 months. Potential strategies for raising additional capital could include, but are not be limited to, the sale of all or a portion of the Company’s BriefCam investment.
At September 30, 2016, the Company had aggregate working capital of $(1.9) million, compared to working capital of $(553,000) and $9.5 million at June 30, 2016 and December 31, 2015, respectively. Working capital was reduced by current deferred revenue of $10.0 million, $10.1 million and $10.4 million at September 30, 2016, June 30, 2016 and December 31, 2015, respectively. The primary contributor to the change in working capital was the decreased sales volume over the nine-month period ended September 30, 2016, which negatively impacted cash and cash equivalents and accounts receivable.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.1 million as of September 30, 2016. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash due to the Company's net operating loss position with respect to income taxes.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$(8,105)	$(21,662)
Investing activities	6,198	14,227
Financing activities	(404)	(145)
Effect of exchange rate changes on cash	(120)	(75)
Net change in cash and cash equivalents	$(2,431)	$(7,655)
Net change in marketable securities and restricted cash	$(6,249)	$(14,731)

Operating activities
Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2016 compared to $21.7 million for corresponding 2015 period. The change in operating cash flows for the 2016 period as compared to the 2015 period was favorably impacted by changes in receivables, accrued compensation and income tax receivable, as well as a lower net loss in the nine months ended September 30, 2016. The change in operating cash flows for the 2016 period as compared to the 2015 period was unfavorably impacted by the change in deferred revenue balances, which decreased during the nine months ended September 30, 2016 and increased during the nine months ended September 30, 2015, driven by the timing of sales and maintenance renewals, and the timing of delivery of products and services as impacted by the appropriate revenue recognition criteria. Additionally, the change in cash used in operating activities for the nine months ended September 30, 2016 as compared to the 2015 period was impacted by a $715,000 favorable change in cash from discontinued operations in connection with the Company's sale of its discontinued disc publishing business effective July 1, 2014.
Investing activities
Net cash provided by investing activities totaled, in the aggregate, $6.2 million for nine months ended September 30, 2016 compared to $14.2 million in the corresponding 2015 period. Net cash provided by investing activities in 2016 primarily resulted from maturities of marketable securities of $6.3 million. The $14.2 million cash provided by investing activities in 2015 resulted from maturities of marketable securities, net of related purchases, of $14.7 million, partially offset by purchases of property and equipment of $530,000.
Financing activities
Financing activities used net cash of $404,000 for the nine months ended September 30, 2016 and $145,000 in the comparable period in 2015. Primarily impacting the current period use of cash were principal payments on capital leases and other financing obligations of $386,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company had 778,365 shares available for repurchase under the authorizations. Under the Credit Agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions for relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the nine months ended September 30, 2016 and 2015. Under the Credit Agreement, the Company is prohibited from declaring or paying any dividends.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of September 30, 2016, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's management has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The material weaknesses in internal control over financial reporting identified in connection with the Company's consolidated financial statements for the year ended December 31, 2015 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 were not effectively remediated as of September 30, 2016 due to the fact that an insufficient period of time has passed for management to test its implemented remediation plan. Accordingly, based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
Through the Company's on-going remediation efforts to address the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and summarized below, there have been changes to the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Based on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, management identified material weaknesses in internal control over (i) financial reporting related to the Company’s risk assessment and monitoring processes, (ii) manual journal entries, (iii) account reconciliations and (iv) revenue review.
In order to remediate the material weakness related to internal control over financial reporting relating to the Company’s risk assessment and monitoring processes, during the first half of 2016 we reviewed our existing processes and engaged a third-party consulting firm that assisted us with implementing process-level controls and monitoring activities that are responsive to changes in the business and personnel and are aligned with our financial reporting objectives. Additionally, during the first nine months of 2016, we completed the implementation of our new enterprise resource planning ("ERP") system and implemented new controls, and enhanced existing controls, that address the completeness and accuracy of underlying data included in system-generated reports. With respect to our monitoring activities, we implemented processes, including a sub-certification process, that assist us in the timely identification, evaluation, communication and remediation of internal control deficiencies.
With respect to the material weaknesses over manual journal entries, account reconciliations and revenue review, action was taken by management to enhance the design of existing controls and implement additional controls. The implementation of our new ERP system in 2016 enabled us to obtain a complete population of manual journal entries and enhanced the process for the appropriate review and approval of those entries. Regarding account reconciliations, we implemented procedures to monitor their timely completion and review. The implementation of our new ERP system assisted us in addressing the material weakness over revenue review by providing system-generated reports that are now validated for completeness and accuracy. Additionally, we enhanced our processes over the documentation and review of revenue entries recorded to the general ledger, including the evaluation of the completeness and accuracy of underlying data.
A substantial portion of the Company's remediation was completed in conjunction with the third quarter 2016 financial close and financial reporting cycle, with final testing of the effectiveness of the Company's controls scheduled to be completed by December 31, 2016 or in conjunction its fiscal 2016 financial reporting cycle.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2016, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended September 30, 2016 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2016 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2016	377	$3.42	—	778,365
August 2016	—	$—	—	778,365
September 2016	108	$3.77	—	778,365
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

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 8, 2016	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2016	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)