Form 10-Q
period 2017-03-31
Qumu Corp
filed 2017-05-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 1st Avenue North, Suite 305, Minneapolis, MN 55403
(Address of principal executive offices)

(612) 638-9100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do no check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at May 4, 2017 – 9,284,114 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,411	$10,364
Receivables, net of allowance for doubtful accounts of $20 and $34, respectively	4,614	7,495
Income tax receivable	168	317
Prepaid expenses and other current assets	2,681	2,470
Total current assets	17,874	20,646
Property and equipment, net of accumulated depreciation of $3,970 and $3,711, respectively	1,584	1,827
Intangible assets, net	7,623	8,110
Goodwill	6,808	6,749
Deferred income taxes, non-current	69	70
Other assets, non-current	4,643	4,827
Total assets	$38,601	$42,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,990	$2,394
Accrued compensation	2,122	2,361
Deferred revenue	8,982	8,992
Deferred rent	283	283
Financing obligations	473	508
Warrant liability	971	893
Total current liabilities	14,821	15,431
Long-term liabilities:
Deferred revenue, non-current	632	423
Income taxes payable, non-current	3	6
Deferred tax liability, non-current	260	294
Deferred rent, non-current	638	712
Financing obligations, non-current	80	170
Term loan, non-current	6,603	6,617
Total long-term liabilities	8,216	8,222
Total liabilities	23,037	23,653
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,284,114 and 9,227,247, respectively	93	92
Additional paid-in capital	67,276	66,864
Accumulated deficit	(48,035)	(44,473)
Accumulated other comprehensive loss	(3,770)	(3,907)
Total stockholders’ equity	15,564	18,576
Total liabilities and stockholders’ equity	$38,601	$42,229
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Software licenses and appliances	$1,220	$1,962
Service	5,491	6,774
Total revenues	6,711	8,736
Cost of revenues:
Software licenses and appliances	494	957
Service	2,090	2,861
Total cost of revenues	2,584	3,818
Gross profit	4,127	4,918
Operating expenses:
Research and development	2,109	2,350
Sales and marketing	2,451	3,532
General and administrative	2,460	2,970
Amortization of purchased intangibles	223	226
Total operating expenses	7,243	9,078
Operating loss	(3,116)	(4,160)
Other income (expense):
Interest expense, net	(317)	(12)
Change in fair value of warrant liability	(78)	—
Other, net	(55)	36
Total other income (expense), net	(450)	24
Loss before income taxes	(3,566)	(4,136)
Income tax benefit	(4)	(4)
Net loss	$(3,562)	$(4,132)
Net loss per share – basic and diluted:
Net loss per share	$(0.39)	$(0.45)
Weighted average shares outstanding	9,245	9,218
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,562)	$(4,132)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	137	(350)
Change in net unrealized gain (loss) on marketable securities, net of tax	—	1
Total other comprehensive income (loss)	137	(349)
Total comprehensive loss	$(3,425)	$(4,481)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(3,562)	$(4,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	774	852
Stock-based compensation	413	351
Accretion of debt discount and issuance costs	111	—
Change in fair value of warrant liability	78	—
Deferred income taxes	(33)	(1)
Changes in operating assets and liabilities:
Receivables	2,896	3,911
Income taxes receivable / payable	148	245
Prepaid expenses and other assets	(23)	(1,170)
Accounts payable and other accrued liabilities	(367)	(101)
Accrued compensation	(245)	(1,006)
Deferred revenue	178	(756)
Deferred rent	(75)	(48)
Other non-current liabilities	—	(125)
Net cash provided by (used in) operating activities	293	(1,980)
Investing activities:
Sales and maturities of marketable securities	—	4,000
Purchases of property and equipment	(14)	(12)
Net cash provided by (used in) investing activities	(14)	3,988
Financing activities:
Payment for term loan issuance costs	(125)	—
Principal payments on financing obligations	(125)	(118)
Common stock repurchases to settle employee withholding liability	—	(1)
Net cash used in financing activities	(250)	(119)
Effect of exchange rate changes on cash	18	50
Net increase in cash and cash equivalents	47	1,939
Cash and cash equivalents, beginning of period	10,364	7,072
Cash and cash equivalents, end of period	$10,411	$9,011
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(125)	$22
Interest, net	$208	$18
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.
The Company has experienced recurring operating losses and negative cash flows from operating activities and during the quarter ended March 31, 2017 was unable to project future compliance with certain covenants in its credit agreement under certain financial scenarios. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its covenants. If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. On March 31, 2017, the Company amended its credit agreement and is projecting future compliance with the amended covenants with an operating plan that, when combined with its expense reduction program, further aligns resources with revenue.

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,774	$7,945	$2,179	$31	$14,929
Accumulated amortization	(1,720)	(4,861)	(694)	(31)	(7,306)
Net identifiable intangible assets	$3,054	$3,084	$1,485	$—	$7,623
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,759	$7,917	$2,178	$31	$14,885
Accumulated amortization	(1,577)	(4,509)	(658)	(31)	(6,775)
Net identifiable intangible assets	$3,182	$3,408	$1,520	$—	$8,110
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the three months ended March 31, 2017 consisted of the following (in thousands):

Three Months Ended March 31, 2017
Balance, beginning of period	$8,110
Amortization expense	(516)
Currency translation	29
Balance, end of period	$7,623
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense associated with the developed technology included in cost of revenues	$293	$322
Amortization expense associated with other acquired intangible assets included in operating expenses	223	226
Total amortization expense	$516	$548
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $6.8 million at March 31, 2017 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. The gross carrying amount of goodwill related to the 2011 acquisition of Qumu, Inc. of $22.2 million was fully impaired in 2012.
During the three months ended March 31, 2017, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of March 31, 2017, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 68% and the Company determined there were no other triggering events necessitating a goodwill impairment analysis. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	March 31, 2017	December 31, 2016
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(432)	(372)
Assets acquired under capital lease obligations, net	$366	$426
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	March 31, 2017	December 31, 2016
Capital leases and other financing obligations, current	$473	$508
Capital leases and other financing obligations, noncurrent	80	170
Total capital leases and other financing obligations	$553	$678
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of March 31, 2017 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2017	$406	$891	$1,297
2018	171	976	1,147
2019	3	522	525
2020	—	298	298
2021	—	300	300
Thereafter	—	331	331
Total minimum lease payments	580	$3,318	$3,898
Less amount representing interest	(27)
Present value of net minimum lease payments	$553
Term Loan
On March 31, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 1 to its credit agreement dated October 21, 2016 with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Through the Amendment No. 1, the parties agreed to reduce the minimum core bookings covenant from $10 million to $8 million for any computation period ending prior to June 30, 2018 (returning to $10 million for any computation period ending on or after June 30, 2018) and to increase the covenant relating to minimum amount of eligible accounts receivable and cash from 100% to 118% of outstanding obligations. The parties also amended the credit agreement to require prepayment of 100% of the net cash proceeds of any “Asset Disposition” as defined in the credit agreement and to increase the prepayment fee to 10% of the principal amount prepaid if prepayment occurs at any time prior to October 21, 2019. In connection with the amendment, the Company paid the administrative agent an amendment fee of $125,000, which is included in unamortized debt issuance costs as of March 31, 2017.

The $8.0 million term loan is scheduled to mature on October 21, 2019 and requires payment of interest monthly at the prime rate plus 6.0%. As of March 31, 2017, interest was payable at 10.0% and the effective interest rate, which includes the impact of accreting the original issue discount and debt issuance costs to interest expense over the term of the loan, was 18.6%.
The term loan is reported in the Company's consolidated balance sheets as follows (in thousands):

	March 31, 2017	December 31, 2016
Term loan, at face value	$8,000	$8,000
Unamortized original issue discount	(887)	(967)
Unamortized debt issuance costs	(510)	(416)
Term loan	$6,603	$6,617
The term loan had an estimated fair value of $7.2 million as of March 31, 2017. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
The credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations, with which the Company was in compliance as of March 31, 2017.
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
(4) Fair Value Measurements
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$971	$—	$—	$971

		Fair Value Measurements Using
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$893	$—	$—	$893
In conjunction with the October 21, 2016 debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31, 2016. The warrant, which expires on October 21, 2026, has an exercise price of $2.80 per share and is transferrable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events defined in the warrant agreement. Because of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During the three months ended March 31, 2017, the Company recorded a non-cash loss from the change in fair value of the warrant liability of $78,000. The increase in fair value of the warrant liability during the three months ended March 31, 2017 was primarily driven by an increase in the Company’s stock price.
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
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a roll forward of the fair value of the Level 3 instrument (significant unobservable inputs):

Balance at December 31, 2016	$893
Change in fair value	78
Balance at March 31, 2017	$971

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended March 31,
	2017	2016
Stock options	125,000	—
Restricted stock awards	62,500	—
Performance stock units	166,149	—

The stock options, restricted stock awards and performance stock units granted during the three months ended March 31, 2017 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan. The 166,149 performance stock units were issued in connection with the 2017 Incentive Plan. In settlement of the performance stock units, the Company will issue a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for the 2017 Incentive Plan. The percentage achievement for the performance stock units may not exceed 100%.
On May 12, 2016, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,730,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation cost, before income tax benefit:
Stock options	$126	$148
Restricted stock awards and restricted stock units	209	203
Performance stock units	78	—
Total stock-based compensation	$413	$351

	Three Months Ended March 31,
	2017	2016
Stock-based compensation cost included in:
Cost of revenues	$14	$(7)
Operating expenses	399	358
Total stock-based compensation	$413	$351

(6)	Income Taxes
As of March 31, 2017 and December 31, 2016, the Company’s liability for gross unrecognized tax benefits totaled $1.1 million and $1.0 million, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $1,000 and $3,000 on a gross basis at March 31, 2017 and December 31, 2016, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2017	2016
Net loss per share – basic and diluted
Net loss	$(3,562)	$(4,132)
Weighted average shares outstanding – basic and diluted	9,245	9,218
Net loss per share – basic and diluted	$(0.39)	$(0.45)
Stock options, warrant and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	1,529	1,563
Warrant	314	—
Restricted stock units	120	40
Total anti-dilutive	1,963	1,603

(8)	Investment in Software Company
As of March 31, 2017 and December 31, 2016, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment.

(9)	Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this standard, which could be material to its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 effective January 1, 2017 and elected to account for forfeitures of share-based payment awards as they occur. The adoption did not have a material impact to the consolidated financial statements and related disclosures.
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
For the three months ended March 31, 2017 and 2016, the Company generated revenues of $6.7 million and $8.7 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company generated revenues of $31.7 million, $34.5 million and $26.5 million, respectively.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, impairment of long-lived assets and goodwill, investment in nonconsolidated company, derivative liability for outstanding warrant, stock-based compensation, royalties for third party technology, and deferred tax asset valuation allowances. These accounting policies are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Management made no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2017.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2017 and 2016, and the percentage changes in these income and expense items relative to prior year periods, are contained in the following table:

	Three Months Ended March 31,
	Percentage of Revenues		Percent Increase (Decrease)
	2017	2016	2016 to 2017
Revenues	100.0%	100.0%	(23)%
Cost of revenues	(38.5)	(43.7)	(32)
Gross profit	61.5	56.3	(16)
Operating expenses:
Research and development	31.4	26.9	(10)
Sales and marketing	36.5	40.4	(31)
General and administrative	36.7	34.0	(17)
Amortization of purchased intangibles	3.3	2.6	(1)
Total operating expenses	107.9	103.9	(20)
Operating loss	(46.4)	(47.6)	(25)
Other income (expense)	(6.7)	0.3	n/m
Loss before income taxes	(53.1)	(47.3)	(14)
Income tax benefit	—	—	—
Net loss	(53.1)%	(47.3)%	(14)%
n/m = not meaningful
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Software licenses and appliances	$1,220	$1,962	$(742)	(38)%
Service
Subscription, maintenance and support	4,838	5,525	(687)	(12)
Professional services and other	653	1,249	(596)	(48)
Total service	5,491	6,774	(1,283)	(19)
Total revenues	$6,711	$8,736	$(2,025)	(23)%
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
The decrease in software licenses and appliances revenues in the three months ended March 31, 2017 compared to the corresponding 2016 period was driven by a decrease in perpetual software license and appliance sales.
The decrease in subscription, maintenance and support revenues in the three months ended March 31, 2017 compared to the corresponding 2016 period was primary due to the inclusion of approximately $700,000 of revenue in the first quarter 2016 relating to customer acceptance and contract buyouts, as well as the timing of customer renewals.

The decrease in professional services revenues in the three months ended March 31, 2017 compared to the corresponding 2016 period was driven by decreased perpetual software license and appliance sales and the timing of delivery of professional services.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Gross profit:
Software licenses and appliances	$726	$1,005	$(279)	(28)%
Service	3,401	3,913	(512)	(13)
Total gross profit	$4,127	$4,918	$(791)	(16)%

Gross margin:
Software licenses and appliances	59.5%	51.2%	8.3%
Service	61.9%	57.8%	4.1%
Total gross margin	61.5%	56.3%	5.2%
Gross margins include $293,000 and $322,000 for the three months ended March 31, 2017 and 2016, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues in 2017 are expected to include approximately $1.2 million of amortization expense for purchased intangibles. The Company had 25 and 40 service personnel at March 31, 2017 and 2016, respectively.
The 5.2% improvement in total gross margin in the three months ended March 31, 2017, compared to the corresponding 2016 period, resulted from improvements in both software licenses and appliance gross margin and service gross margin. The 8.3% improvement in software licenses and appliance gross margin was due primarily to the product mix for each period. The 4.1% improvement in service gross margin primarily related to lower headcount.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Operating expenses:
Research and development	$2,109	$2,350	$(241)	(10)%
Sales and marketing	2,451	3,532	(1,081)	(31)
General and administrative	2,460	2,970	(510)	(17)
Amortization of purchased intangibles	223	226	(3)	(1)
Total operating expenses	$7,243	$9,078	$(1,835)	(20)%

Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,635	$1,646	$(11)	(1)%
Overhead and other expenses	295	336	(41)	(12)
Outside services and consulting	93	257	(164)	(64)
Depreciation and amortization	38	60	(22)	(37)
Equity-based compensation	48	51	(3)	(6)
Total research and development expenses	$2,109	$2,350	$(241)	(10)%
Total research and development expenses as a percent of revenues were 31% and 27% for the three months ended March 31, 2017 and 2016, respectively. The Company had 62 and 60 research and development personnel at March 31, 2017 and 2016, respectively.
The decrease in the dollar amount of expenses in the three months ended March 31, 2017 compared to the corresponding 2016 period was driven primarily by decreased outside services and consulting expense.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,899	$2,801	$(902)	(32)%
Overhead and other expenses	266	399	(133)	(33)
Outside services and consulting	207	211	(4)	(2)
Depreciation and amortization	19	32	(13)	(41)
Equity-based compensation	60	89	(29)	(33)
Total sales and marketing expenses	$2,451	$3,532	$(1,081)	(31)%
Total sales and marketing expenses as a percent of revenues were 37% and 40% for the three months ended March 31, 2017 and 2016, respectively. The Company had 34 and 54 sales and marketing personnel at March 31, 2017 and 2016, respectively.
The decrease in expenses in the three months ended March 31, 2017 compared to the corresponding 2016 period was primarily due to lower employee costs due to fewer sales and marketing personnel.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$977	$1,194	$(217)	(18)%
Overhead and other expenses	362	423	(61)	(14)
Outside services and consulting	639	945	(306)	(32)
Depreciation and amortization	191	190	1	1
Equity-based compensation	291	218	73	33
Total general and administrative expenses	$2,460	$2,970	$(510)	(17)%
Total general and administrative expenses as a percent of revenues were 37% and 34% for the three months ended March 31, 2017 and 2016, respectively. The Company had 24 and 28 general and administrative personnel at March 31, 2017 and 2016, respectively.
The decrease in the dollar amount of expenses in the three months ended March 31, 2017 compared to the corresponding 2016 period was driven primarily by decreased outside services and consulting expense and lower employee costs due to fewer general and administrative personnel.
Amortization of Purchased Intangibles
Operating expenses include $223,000 and $226,000 for the three months ended March 31, 2017 and 2016, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2017 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
The Company recognized interest expense on its term loan and capital leases of $317,000 for the three months ended March 31, 2017 and net interest expense on its capital leases of $12,000 for the three months ended March 31, 2016.
During three months ended March 31, 2017, the Company recorded a non-cash loss from the change in fair value of the warrant liability of $78,000. The increase in fair value was primarily driven by an increase in the Company’s stock price, which had a corresponding impact to the valuation of the warrant liability.
Other expense, net, included net losses on foreign currency transactions of $48,000 for the three months ended March 31, 2017 and net gains on foreign currency transactions of $36,000 for the three months ended March 31, 2016. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the three months ended March 31, 2017 and 2016, net income tax benefit amounted to $4,000 for each period. The income tax benefit for the three months ended March 31, 2017 and 2016 is primarily attributable to United Kingdom operations, which include refundable research credits.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$10,411	$10,364
Working capital	$3,053	$5,215
Financing obligations	$553	$678
Term loan	6,603	6,617
Financing obligations and term loan	$7,156	$7,295
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
At March 31, 2017, the Company had aggregate working capital of $3.1 million, compared to working capital of $5.2 million at December 31, 2016. Working capital was reduced by current deferred revenue of $9.0 million at both March 31, 2017 and December 31, 2016. The primary contributor to the change in working capital was the decreased sales volume over the three-month period ended March 31, 2017, which negatively impacted accounts receivable.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations. The term loan consists of a three-year note having a face value of $8.0 million, due in full at maturity on October 21, 2019. The term loan requires payment of interest monthly at the prime rate plus 6.0%. As of March 31, 2017, interest was payable at 10.0%. The credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The Company was in compliance with all of its covenants as of March 31, 2017. The term loan obligations are secured by a first priority security interest in substantially all of the Company's properties, rights and assets (including the Company’s interest in certain of its subsidiaries) and by a guaranty by the Company’s subsidiary, Qumu, Inc.
Apart from proceeds from the term loan received in the fourth quarter of 2016, the Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.2 million as of March 31, 2017. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash due to the Company's net operating loss position with respect to income taxes.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in):
Operating activities	$293	$(1,980)
Investing activities	(14)	3,988
Financing activities	(250)	(119)
Effect of exchange rate changes on cash	18	50
Net change in cash and cash equivalents	$47	$1,939
Net change in marketable securities	$—	$(3,999)

Operating activities
Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $2.0 million for the corresponding 2016 period. The operating cash flows for the 2017 period was favorably impacted by changes in receivables. The change in operating cash flows period over period was favorably impacted by the decrease in the net loss, the change in prepaid expenses and other assets, accrued compensation and deferred revenue, offset by the change in receivables.
Investing activities
Net cash used in investing activities totaled $14,000 for three months ended March 31, 2017 compared to net cash provided by investing activities of $4.0 million in the corresponding 2016 period. The $4.0 million cash provided by investing activities in 2016 resulted from maturities of marketable securities of $4.0 million, partially offset by purchases of property and equipment of $12,000.
Financing activities
Financing activities used net cash of $250,000 for the three months ended March 31, 2017 and $119,000 in the comparable period in 2016. Primarily impacting the current period use of cash were principal payments on capital leases and other financing obligations of $125,000 and the payment of a term loan amendment fee of $125,000 classified as debt issuance costs.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the three months ended March 31, 2017 and 2016. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: our dependence upon growth in the markets for video content and software to manage video content; our ability to compete effectively by improving existing products and introducing new products that achieve market acceptance; if we do not generate sufficient cash flow to fund our operations, our need for additional capital, which may not be available in the amount or at the time we need it or on acceptable terms, if at all; our limited operating history with our video content software management business, which may make evaluating our business and prospects difficult; the intense competition we face in all areas of our business, which may result in price reductions, lower gross profits and loss of market share; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; a failure to maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 or to prevent or detect material misstatements in our annual or interim financial statements in the future could result in inaccurate financial reporting, or could otherwise harm our business; we may face circumstances in the future that could result in impairment charges, including, but not limited to, significant goodwill impairment charges; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price; and compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will constitute a larger percentage of our annual revenue than prior to the sale of the disc publishing business. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of March 31, 2017, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. The Company's term loan requires payment of interest monthly at the prime rate plus 6% and changes in interest rates would impact the Company's monthly interest payment and cash reserves.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vern Hanzlik, and the Company’s Chief Financial Officer, Peter J. Goepfrich, have evaluated the Company’s disclosure controls and procedures as of March 31, 2017. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended March 31, 2017, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended March 31, 2017 was associated with satisfaction of employee tax withholding requirements on the vesting of restricted stock awards. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2017 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2017	—	$—	—	778,365
February 2017	383	$2.20	—	778,365
March 2017	—	$—	—	778,365
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

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 9, 2017	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)