Form 10-Q
period 2017-06-30
Qumu Corp
filed 2017-08-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at August 4, 2017 – 9,399,455 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,982	$10,364
Receivables, net of allowance for doubtful accounts of $8 and $34, respectively	5,163	7,495
Income tax receivable	186	317
Prepaid expenses and other current assets	2,089	2,470
Total current assets	16,420	20,646
Property and equipment, net of accumulated depreciation of $4,231 and $3,711, respectively	1,343	1,827
Intangible assets, net	7,242	8,110
Goodwill	7,112	6,749
Deferred income taxes, non-current	68	70
Other assets, non-current	4,514	4,827
Total assets	$36,699	$42,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,580	$2,394
Accrued compensation	1,864	2,361
Deferred revenue	8,809	8,992
Deferred rent	280	283
Financing obligations	394	508
Warrant liability	960	893
Total current liabilities	14,887	15,431
Long-term liabilities:
Deferred revenue, non-current	380	423
Income taxes payable, non-current	3	6
Deferred tax liability, non-current	232	294
Deferred rent, non-current	567	712
Financing obligations, non-current	31	170
Term loan, non-current	6,728	6,617
Total long-term liabilities	7,941	8,222
Total liabilities	22,828	23,653
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,399,455 and 9,227,247, respectively	94	92
Additional paid-in capital	67,634	66,864
Accumulated deficit	(50,646)	(44,473)
Accumulated other comprehensive loss	(3,211)	(3,907)
Total stockholders’ equity	13,871	18,576
Total liabilities and stockholders’ equity	$36,699	$42,229

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Software licenses and appliances	$929	$836	$2,149	$2,798
Service	5,725	5,679	11,216	12,453
Total revenues	6,654	6,515	13,365	15,251
Cost of revenues:
Software licenses and appliances	368	412	862	1,369
Service	1,918	2,542	4,008	5,403
Total cost of revenues	2,286	2,954	4,870	6,772
Gross profit	4,368	3,561	8,495	8,479
Operating expenses:
Research and development	1,798	2,410	3,907	4,760
Sales and marketing	2,524	2,978	4,975	6,510
General and administrative	2,009	2,265	4,469	5,235
Amortization of purchased intangibles	226	227	449	453
Total operating expenses	6,557	7,880	13,800	16,958
Operating loss	(2,189)	(4,319)	(5,305)	(8,479)
Other income (expense):
Interest expense, net	(334)	(15)	(651)	(27)
Change in fair value of warrant liability	11	—	(67)	—
Other, net	(124)	(47)	(179)	(11)
Total other expense, net	(447)	(62)	(897)	(38)
Loss before income taxes	(2,636)	(4,381)	(6,202)	(8,517)
Income tax benefit	(25)	(90)	(29)	(94)
Net loss	$(2,611)	$(4,291)	$(6,173)	$(8,423)

Net loss per share – basic:
Net loss per share – basic	$(0.28)	$(0.46)	$(0.66)	$(0.91)
Weighted average shares outstanding – basic	9,356	9,236	9,301	9,227
Net loss per share – diluted:
Loss attributable to common shareholders	$(2,622)	$(4,291)	$(6,173)	$(8,423)
Net loss per share – diluted	$(0.28)	$(0.46)	$(0.66)	$(0.91)
Weighted average shares outstanding – diluted	9,357	9,236	9,301	9,227
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,611)	$(4,291)	$(6,173)	$(8,423)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	559	(878)	696	(1,228)
Change in net unrealized gain (loss) on marketable securities, net of tax	—	—	—	1
Total other comprehensive income (loss)	559	(878)	696	(1,227)
Total comprehensive loss	$(2,052)	$(5,169)	$(5,477)	$(9,650)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(6,173)	$(8,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,548	1,700
Stock-based compensation	783	740
Accretion of debt discount and issuance costs	236	—
Change in fair value of warrant liability	67	—
Deferred income taxes	(71)	(90)
Changes in operating assets and liabilities:
Receivables	2,425	5,192
Income taxes receivable / payable	135	241
Prepaid expenses and other assets	710	(1,171)
Accounts payable and other accrued liabilities	315	330
Accrued compensation	(522)	(1,113)
Deferred revenue	(368)	(1,749)
Deferred rent	(150)	(120)
Other non-current liabilities	—	(226)
Net cash used in operating activities	(1,065)	(4,689)
Investing activities:
Sales and maturities of marketable securities	—	6,000
Purchases of property and equipment	(20)	(33)
Net cash provided by (used in) investing activities	(20)	5,967
Financing activities:
Principal payments on financing obligations	(255)	(259)
Payment for term loan issuance costs	(125)	—
Common stock repurchases to settle employee withholding liability	(11)	(18)
Net cash used in financing activities	(391)	(277)
Effect of exchange rate changes on cash	94	(41)
Net increase (decrease) in cash and cash equivalents	(1,382)	960
Cash and cash equivalents, beginning of period	10,364	7,072
Cash and cash equivalents, end of period	$8,982	$8,032
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(106)	$23
Interest, net	$420	$35

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
The Company has experienced recurring operating losses and negative cash flows from operating activities and during the quarter ended March 31, 2017 was unable to project future compliance with certain covenants in its credit agreement under certain financial scenarios. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its covenants. If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. On March 31, 2017, the Company amended its credit agreement. The Company is projecting future compliance with the amended covenants with an operating plan that, when combined with its expense reduction program, further aligns resources with revenue.

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,854	$8,091	$2,181	$33	$15,159
Accumulated amortization	(1,881)	(5,272)	(731)	(33)	(7,917)
Net identifiable intangible assets	$2,973	$2,819	$1,450	$—	$7,242
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,759	$7,917	$2,178	$31	$14,885
Accumulated amortization	(1,577)	(4,509)	(658)	(31)	(6,775)
Net identifiable intangible assets	$3,182	$3,408	$1,520	$—	$8,110
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the six months ended June 30, 2017 consisted of the following (in thousands):

Six Months Ended June 30, 2017
Balance, beginning of period	$8,110
Amortization expense	(1,040)
Currency translation	172
Balance, end of period	$7,242
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense associated with the developed technology included in cost of revenues	$298	$323	$591	$645
Amortization expense associated with other acquired intangible assets included in operating expenses	226	227	449	453
Total amortization expense	$524	$550	$1,040	$1,098
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.1 million at June 30, 2017 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. The gross carrying amount of goodwill related to the 2011 acquisition of Qumu, Inc. of $22.2 million was fully impaired in 2012.
During the six months ended June 30, 2017, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of June 30, 2017, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 98% and the Company determined there were no other triggering events necessitating a goodwill impairment analysis. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	June 30, 2017	December 31, 2016
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(494)	(372)
Assets acquired under capital lease obligations, net	$304	$426
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	June 30, 2017	December 31, 2016
Capital leases and other financing obligations, current	$394	$508
Capital leases and other financing obligations, noncurrent	31	170
Total capital leases and other financing obligations	$425	$678
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of June 30, 2017 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2017	$268	$606	$874
2018	172	992	1,164
2019	3	530	533
2020	—	298	298
2021	—	300	300
Thereafter	—	331	331
Total minimum lease payments	443	$3,057	$3,500
Less amount representing interest	(18)
Present value of net minimum lease payments	$425
Term Loan
On March 31, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 1 to its credit agreement dated October 21, 2016 with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Through the Amendment No. 1, the parties agreed to reduce the minimum core bookings covenant from $10 million to $8 million for any computation period ending prior to June 30, 2018 (returning to $10 million for any computation period ending on or after June 30, 2018) and to increase the covenant relating to minimum amount of eligible accounts receivable and cash from 100% to 118% of outstanding obligations. The parties also amended the credit agreement to require prepayment of 100% of the net cash proceeds of any “Asset Disposition” as defined in the credit agreement and to increase the prepayment fee to 10% of the principal amount prepaid if prepayment occurs at any time prior to October 21, 2019. In connection with the amendment, the Company paid the administrative agent an amendment fee of $125,000, the unamortized portion of which is included in debt issuance costs as of June 30, 2017.

The $8.0 million term loan is scheduled to mature on October 21, 2019 and requires payment of interest monthly at the prime rate plus 6.0%. As of June 30, 2017, interest was payable at 10.25% and the effective interest rate, which includes the impact of accreting the original issue discount and debt issuance costs to interest expense over the term of the loan, was 18.8%.
The term loan is reported in the Company's consolidated balance sheets as follows (in thousands):

	June 30, 2017	December 31, 2016
Term loan, at face value	$8,000	$8,000
Unamortized original issue discount	(805)	(967)
Unamortized debt issuance costs	(467)	(416)
Term loan	$6,728	$6,617
The term loan had an estimated fair value of $7.3 million as of June 30, 2017. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
The credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations, with which the Company was in compliance as of June 30, 2017.
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$960	$—	$—	$960

		Fair Value Measurements Using
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$893	$—	$—	$893
In conjunction with the October 21, 2016 debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at June 30, 2017 and December 31, 2016. The warrant, which expires on October 21, 2026, has an exercise price of $2.80 per share and is transferrable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events defined in the warrant agreement. Because of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During the three and six months ended June 30, 2017, the Company recorded non-cash income of $11,000 and non-cash loss of $67,000, respectively, from the change in fair value of the warrant liability. The decrease in fair value during the three months ended June 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the six months ended June 30, 2017 was primarily driven by an increase in the Company’s stock price.
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
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a roll forward of the fair value of the Level 3 instrument (significant unobservable inputs):

Balance at December 31, 2016	$893
Change in fair value	67
Balance at June 30, 2017	$960

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	10,000	30,000	135,000	30,000
Restricted stock awards and restricted stock units	150,000	120,000	212,500	120,000
Performance stock units	—	—	166,149	—

The stock options, restricted stock awards and performance stock units granted during the three and six months ended June 30, 2017 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan. The 166,149 performance stock units were issued in connection with the Company's 2017 short-term incentive plan ("2017 Incentive Plan"). In settlement of the performance stock units, the Company will issue a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for the 2017 Incentive Plan. The percentage achievement for the performance stock units may not exceed 100%.
On May 12, 2016, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,730,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation cost, before income tax benefit:
Stock options	$118	$156	$244	$304
Restricted stock awards and restricted stock units	210	233	419	436
Performance stock units	42	—	120	—
Total stock-based compensation	$370	$389	$783	$740

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation cost included in:
Cost of revenues	$18	$25	$32	$18
Operating expenses	352	364	751	722
Total stock-based compensation	$370	$389	$783	$740

(6)	Income Taxes
As of June 30, 2017 and December 31, 2016, the Company’s liability for gross unrecognized tax benefits totaled $1.1 million and $1.0 million, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $1,000 and $3,000 on a gross basis at June 30, 2017 and December 31, 2016, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss per share – basic
Net loss	$(2,611)	$(4,291)	$(6,173)	$(8,423)
Weighted average shares outstanding – basic	9,356	9,236	9,301	9,227
Net loss per share – basic	$(0.28)	$(0.46)	$(0.66)	$(0.91)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(2,611)	$(4,291)	$(6,173)	$(8,423)
Numerator effect of dilutive securities
Warrant	(11)	—	—	—
Loss from attributable to common shareholders	$(2,622)	$(4,291)	$(6,173)	$(8,423)
Weighted averages shares outstanding – diluted:
Weighted average shares outstanding – basic	9,356	9,236	9,301	9,227
Denominator effect of dilutive securities
Stock options and restricted stock units	—	—	—	—
Warrant	1	—	—	—
Diluted potential common shares	1	—	—	—
Weighted average shares outstanding – diluted	9,357	9,236	9,301	9,227
Net loss per share – diluted	$(0.28)	$(0.46)	$(0.66)	$(0.91)
Stock options, warrant and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	1,562	1,381	1,545	1,472
Warrant	—	—	314	—
Restricted stock units	135	84	128	62
Total anti-dilutive	1,697	1,465	1,987	1,534

(8)	Investment in Software Company
As of June 30, 2017 and December 31, 2016, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment. Qumu has determined that estimating the fair value of BriefCam on a periodic basis is impracticable due to the infrequency of transactions in BriefCam's equity and the cost of obtaining an independent valuation appears excessive considering the materiality of the investment.

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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 effective January 1, 2017 and elected to account for forfeitures of share-based payment awards as they occur. The adoption did not have a material impact to the consolidated financial statements and related disclosures.
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

•	The Company expects that the accounting for software revenue derived from perpetual-based licensing arrangements and associated services revenues will not be materially impacted.
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
For the six months ended June 30, 2017 and 2016, the Company generated revenues of $13.4 million and $15.3 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company generated revenues of $31.7 million, $34.5 million and $26.5 million, respectively.
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
Management made no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2017.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2017 and 2016, and the percentage changes in these income and expense items relative to prior year periods, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2017	2016	2016 to 2017	2017	2016	2016 to 2017
Revenues	100.0%	100.0%	2%	100.0%	100.0%	(12)%
Cost of revenues	(34.4)	(45.3)	(23)	(36.4)	(44.4)	(28)
Gross profit	65.6	54.7	23	63.6	55.6	—
Operating expenses:
Research and development	27.0	37.0	(25)	29.2	31.2	(18)
Sales and marketing	37.9	45.7	(15)	37.2	42.7	(24)
General and administrative	30.2	34.8	(11)	33.5	34.3	(15)
Amortization of purchased intangibles	3.4	3.5	—	3.4	3.0	(1)
Total operating expenses	98.5	121.0	(17)	103.3	111.2	(19)
Operating loss	(32.9)	(66.3)	(49)	(39.7)	(55.6)	(37)
Other expense, net	(6.7)	(0.9)	621	(6.7)	(0.2)	n/m
Loss before income taxes	(39.6)	(67.2)	(40)	(46.4)	(55.8)	(27)
Income tax benefit	(0.4)	(1.3)	(72)	(0.2)	(0.6)	(69)
Net loss	(39.2)%	(65.9)%	(39)%	(46.2)%	(55.2)%	(27)%
___________________________________
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Software licenses and appliances	$929	$836	$93	11%	$2,149	$2,798	$(649)	(23)%
Service
Subscription, maintenance and support	5,110	4,712	398	8	9,948	10,237	(289)	(3)
Professional services and other	615	967	(352)	(36)	1,268	2,216	(948)	(43)
Total service	5,725	5,679	46	1	11,216	12,453	(1,237)	(10)
Total revenues	$6,654	$6,515	$139	2%	$13,365	$15,251	$(1,886)	(12)%
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
The increase in software licenses and appliances revenues in the three months ended June 30, 2017 and the decrease in software licenses and appliances revenues in the six months ended June 30, 2017 compared to the same periods in 2016 were driven by corresponding directional changes in perpetual software license and appliance sales.

The increase in subscription, maintenance and support revenues in the three months ended June 30, 2017 compared to the corresponding 2016 period primary resulted from growth in the customer base and the inclusion of $140,000 of revenue in 2017 relating to a contract buyout. The decrease in subscription, maintenance and support revenues in the six months ended June 30, 2017 compared to the corresponding 2016 period was primary due to the inclusion of approximately $700,000 of revenue in the 2016 period relating to customer acceptance and contract buyouts.
Professional services revenues, which generally move directionally with changes in perpetual license sales, decreased in the three and six months ended June 30, 2017 compared to the corresponding 2016 periods due primarily to a decrease in the value of perpetual software and appliance sales entered into during the immediately preceding quarters as well as the timing of delivery of professional services.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Gross profit:
Software licenses and appliances	$561	$424	$137	32%	$1,287	$1,429	$(142)	(10)%
Service	3,807	3,137	670	21	7,208	7,050	158	2
Total gross profit	$4,368	$3,561	$807	23%	$8,495	$8,479	$16	—%

Gross margin:
Software licenses and appliances	60.4%	50.7%	9.7%		59.9%	51.1%	8.8%
Service	66.5%	55.2%	11.3%		64.3%	56.6%	7.7%
Total gross margin	65.6%	54.7%	10.9%		63.6%	55.6%	8.0%
Gross margins include $298,000 and $323,000 for the three months ended June 30, 2017 and 2016, respectively, and $591,000 and $645,000 for the six months ended June 30, 2017 and 2016, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues in 2017 are expected to include approximately $1.2 million of amortization expense for purchased intangibles. The Company had 21 and 35 service personnel at June 30, 2017 and 2016, respectively.
The 10.9% and 8.0% improvement in total gross margin in the three and six months ended June 30, 2017, respectively, compared to the corresponding 2016 periods, resulted from improvements in both software licenses and appliance gross margin and service gross margin. The 9.7% and 8.8% improvement in software licenses and appliance gross margin in the three and six months ended June 30, 2017, respectively, was due primarily to a product mix which included less lower margin hardware revenue for each period. The 11.3% and 7.7% improvement in service gross margin in the three and six months ended June 30, 2017, respectively, was primarily driven by a reduction in headcount. The Company incurred no significant severance expense and $52,000 of severance expense for the three months ended June 30, 2017 and 2016, respectively, and $4,000 and $116,000 of severance expense for the six months ended June 30, 2017 and 2016, respectively.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Operating expenses:
Research and development	$1,798	$2,410	$(612)	(25)%	$3,907	$4,760	$(853)	(18)%
Sales and marketing	2,524	2,978	(454)	(15)	4,975	6,510	(1,535)	(24)
General and administrative	2,009	2,265	(256)	(11)	4,469	5,235	(766)	(15)
Amortization of purchased intangibles	226	227	(1)	—	449	453	(4)	(1)
Total operating expenses	$6,557	$7,880	$(1,323)	(17)%	$13,800	$16,958	$(3,158)	(19)%
Operating expenses for the three and six months ended June 30, 2017 compared to the corresponding 2016 periods reflected continued improvement in the Company's operational efficiency. The Company had 98 and 130 personnel in operating activities at June 30, 2017 and 2016, respectively. Operating expenses included severance expense relating to cost reduction initiatives of $17,000 and $227,000 for the three months ended June 30, 2017 and 2016, respectively, and $119,000 and $319,000 for the six months ended June 30, 2017 and 2016, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,351	$1,646	$(295)	(18)%	$2,986	$3,292	$(306)	(9)%
Overhead and other expenses	269	374	(105)	(28)	564	710	(146)	(21)
Outside services and consulting	98	285	(187)	(66)	191	542	(351)	(65)
Depreciation and amortization	36	54	(18)	(33)	74	114	(40)	(35)
Equity-based compensation	44	51	(7)	(14)	92	102	(10)	(10)
Total research and development expenses	$1,798	$2,410	$(612)	(25)%	$3,907	$4,760	$(853)	(18)%
Total research and development expenses as a percent of revenues were 27% and 37% for the three months ended June 30, 2017 and 2016, respectively, and 29% and 31% for the six months ended June 30, 2017 and 2016, respectively. The Company had 40 and 64 research and development personnel at June 30, 2017 and 2016, respectively, which reflects a planned personnel reduction at the Company's software development and testing facility in Hyderabad, India in the three months ended June 30, 2017.
The decreases in expenses in the three and six months ended June 30, 2017 compared to the corresponding 2016 periods were driven primarily by decreased utilization of outside service providers and consultants and continued improvement in the Company's operational efficiency, as well as by lower employee costs due to fewer research and development personnel.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,960	$2,430	$(470)	(19)%	$3,859	$5,231	$(1,372)	(26)%
Overhead and other expenses	262	261	1	—	528	660	(132)	(20)
Outside services and consulting	241	179	62	35	448	390	58	15
Depreciation and amortization	15	34	(19)	(56)	34	66	(32)	(48)
Equity-based compensation	46	74	(28)	(38)	106	163	(57)	(35)
Total sales and marketing expenses	$2,524	$2,978	$(454)	(15)%	$4,975	$6,510	$(1,535)	(24)%
Total sales and marketing expenses as a percent of revenues were 38% and 46% for the three months ended June 30, 2017 and 2016, respectively, and 37% and 43% for the six months ended June 30, 2017 and 2016, respectively. The Company had 36 and 41 sales and marketing personnel at June 30, 2017 and 2016, respectively.
The decreases in expenses in the three and six months ended June 30, 2017 compared to the corresponding 2016 periods were primarily driven by lower employee costs due to fewer sales and marketing personnel, partially offset by increased utilization of outside service providers and consultants. Severance expense relating to cost reduction initiatives was $25,000 and $205,000 for the three months ended June 30, 2017 and 2016, respectively, and $101,000 and $228,000 for the six months ended June 30, 2017 and 2016, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$892	$915	$(23)	(3)%	$1,869	$2,109	$(240)	(11)%
Overhead and other expenses	215	363	(148)	(41)	577	786	(209)	(27)
Outside services and consulting	450	556	(106)	(19)	1,089	1,501	(412)	(27)
Depreciation and amortization	190	192	(2)	(1)	381	382	(1)	—
Equity-based compensation	262	239	23	10	553	457	96	21
Total general and administrative expenses	$2,009	$2,265	$(256)	(11)%	$4,469	$5,235	$(766)	(15)%
Total general and administrative expenses as a percent of revenues were 30% and 35% for the three months ended June 30, 2017 and 2016, respectively, and 34% for each of the six-month periods ended June 30, 2017 and 2016. The Company had 22 and 25 general and administrative personnel at June 30, 2017 and 2016, respectively.
The decreases in expenses in the three and six months ended June 30, 2017 compared to the corresponding 2016 periods were driven primarily by decreased utilization of outside service providers and consultants and continued improvement in the Company's operational efficiency, as well as by lower employee costs due to fewer general and administrative personnel.
Amortization of Purchased Intangibles
Operating expenses include $226,000 and $227,000 for the three months ended June 30, 2017 and 2016, respectively, and $449,000 and $453,000 for the six months ended June 30, 2017 and 2016, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2017 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net
The Company recognized interest expense on its term loan and capital leases of $334,000 and $651,000 for the three and six months ended June 30, 2017 and interest expense on its capital leases of $15,000 and $27,000 for the three and six months ended June 30, 2016.
During the three and six months ended June 30, 2017, the Company recorded non-cash income of $11,000 and non-cash loss of $67,000, respectively, from the change in fair value of the warrant liability. The decrease in fair value of the warrant liability during the three months ended June 30, 2017 was primarily driven by decreased volatility in the Company’s stock price, and the increase in fair value of the warrant liability during the six months ended June 30, 2016 was primarily driven by an increase in the Company’s stock price.
Other expense, net, included net losses on foreign currency transactions of $128,000 and $176,000 for the three and six months ended June 30, 2017, respectively, and $47,000 and $11,000 for the three and six months ended June 30, 2016, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit amounted to $25,000 and $90,000 for the three months ended June 30, 2017 and 2016, respectively, and $29,000 and $94,000 for the six months ended June 30, 2017 and 2016, respectively. The income tax benefit for the three and six months ended June 30, 2017 and 2016 is primarily attributable to United Kingdom operations, which include refundable research credits that decreased compared to the prior year periods due to a reduction in research and development spending in the United Kingdom.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$8,982	$10,364
Working capital	$1,533	$5,215
Financing obligations	$425	$678
Term loan	6,728	6,617
Financing obligations and term loan	$7,153	$7,295
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, which includes the proceeds of the debt financing completed in the fourth quarter of 2016, as well as any cash flows that may be generated from current operations. Based on expected revenue growth and continued management of expenses to scale with revenue, the Company expects that it will be cash flow breakeven for the fourth quarter 2017. If the Company is unable to meet its revenue growth expectations, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At June 30, 2017, the Company had aggregate working capital of $1.5 million, compared to working capital of $5.2 million at December 31, 2016. Working capital includes current deferred revenue of $8.8 million and $9.0 million at June 30, 2017 and December 31, 2016, respectively. The primary contributors to the change in working capital were the decrease in cash and cash equivalents by $1.4 million and the decreased sales volume over the six-month period ended June 30, 2017, which negatively impacted accounts receivable by $2.3 million.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations. The term loan consists of a three-year note having a face value of $8.0 million, due in full at maturity on October 21, 2019. The term loan requires payment of interest monthly at the prime rate plus 6.0%. As of June 30, 2017, interest was payable at 10.25%. The credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The Company was in compliance with all of its covenants as of June 30, 2017. The term loan obligations are secured by a first priority security interest in substantially all of the Company's properties, rights and assets (including the Company’s interest in certain of its subsidiaries) and by a guaranty by the Company’s subsidiary, Qumu, Inc.
Apart from proceeds from the term loan received in the fourth quarter of 2016, the Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.6 million as of June 30, 2017. During the six months ended June 30, 2017, the Company repatriated $811,000 from its international subsidiaries. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash due to the Company's net operating loss position with respect to income taxes.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$(1,065)	$(4,689)
Investing activities	(20)	5,967
Financing activities	(391)	(277)
Effect of exchange rate changes on cash	94	(41)
Net change in cash and cash equivalents	$(1,382)	$960
Net change in marketable securities	$—	$(5,999)
Operating activities
Net cash used in operating activities was $1.1 million for the six months ended June 30, 2017 compared to $4.7 million for the corresponding 2016 period. The operating cash flows for the 2017 period was favorably impacted by changes in receivables. The change in operating cash flows period over period was favorably impacted by the decrease in the net loss and the change in prepaid expenses and other assets, deferred revenue and accrued compensation, offset by the change in receivables.
Investing activities
Net cash used in investing activities totaled $20,000 for the six months ended June 30, 2017 compared to net cash provided by investing activities of $6.0 million in the corresponding 2016 period. The $6.0 million cash provided by investing activities in 2016 resulted from maturities of marketable securities of $6.0 million, partially offset by purchases of property and equipment of $33,000.
Financing activities
Financing activities used net cash of $391,000 for the six months ended June 30, 2017 and $277,000 in the comparable period in 2016. Primarily impacting the current period use of cash were principal payments on capital leases and other financing obligations of $255,000 and the payment of a term loan amendment fee of $125,000 classified as debt issuance costs.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the six months ended June 30, 2017 and 2016. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of June 30, 2017, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. The Company's term loan requires payment of interest monthly at the prime rate plus 6% and changes in interest rates would impact the Company's monthly interest payment and cash reserves. A 100-basis point increase in the prime rate would increase our annual pre-tax interest expense by approximately $80,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vern Hanzlik, and the Company’s Chief Financial Officer, Peter J. Goepfrich, have evaluated the Company’s disclosure controls and procedures as of June 30, 2017. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2017, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. All of the share repurchase activity included in the table below for the three months ended June 30, 2017 was associated with satisfaction of employee tax withholding requirements on the vesting of restricted stock awards. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2017 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2017	—	$—	—	778,365
May 2017	3,909	$2.80	—	778,365
June 2017	—	$—	—	778,365
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
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 8, 2017	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2017	By:	/s/ Peter J. Goepfrich
Peter J. Goepfrich
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)