Form 10-Q
period 2017-09-30
Qumu Corp
filed 2017-11-13
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at November 3, 2017 – 9,390,250 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,738	$10,364
Receivables, net of allowance for doubtful accounts of $21 and $34, respectively	6,425	7,495
Income tax receivable	180	317
Prepaid expenses and other current assets	1,813	2,470
Total current assets	16,156	20,646
Property and equipment, net of accumulated depreciation of $4,468 and $3,711, respectively	1,114	1,827
Intangible assets, net	6,807	8,110
Goodwill	7,335	6,749
Deferred income taxes, non-current	68	70
Other assets, non-current	4,437	4,827
Total assets	$35,917	$42,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,712	$2,394
Accrued compensation	1,988	2,361
Deferred revenue	9,411	8,992
Deferred rent	331	283
Financing obligations	284	508
Warrant liability	945	893
Total current liabilities	15,671	15,431
Long-term liabilities:
Deferred revenue, non-current	364	423
Income taxes payable, non-current	3	6
Deferred tax liability, non-current	199	294
Deferred rent, non-current	537	712
Financing obligations, non-current	13	170
Term loan, non-current	6,856	6,617
Total long-term liabilities	7,972	8,222
Total liabilities	23,643	23,653
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,394,055 and 9,227,247, respectively	94	92
Additional paid-in capital	67,941	66,864
Accumulated deficit	(52,955)	(44,473)
Accumulated other comprehensive loss	(2,806)	(3,907)
Total stockholders’ equity	12,274	18,576
Total liabilities and stockholders’ equity	$35,917	$42,229

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software licenses and appliances	$1,822	$1,154	$3,971	$3,952
Service	5,751	5,956	16,967	18,409
Total revenues	7,573	7,110	20,938	22,361
Cost of revenues:
Software licenses and appliances	916	563	1,778	1,932
Service	1,995	2,294	6,003	7,697
Total cost of revenues	2,911	2,857	7,781	9,629
Gross profit	4,662	4,253	13,157	12,732
Operating expenses:
Research and development	1,769	1,986	5,676	6,746
Sales and marketing	2,509	2,435	7,484	8,945
General and administrative	2,083	2,109	6,552	7,344
Amortization of purchased intangibles	226	221	675	674
Total operating expenses	6,587	6,751	20,387	23,709
Operating loss	(1,925)	(2,498)	(7,230)	(10,977)
Other income (expense):
Interest expense, net	(343)	(13)	(994)	(40)
Change in fair value of warrant liability	15	—	(52)	—
Other, net	(166)	(13)	(345)	(24)
Total other expense, net	(494)	(26)	(1,391)	(64)
Loss before income taxes	(2,419)	(2,524)	(8,621)	(11,041)
Income tax benefit	(110)	(39)	(139)	(133)
Net loss	$(2,309)	$(2,485)	$(8,482)	$(10,908)

Net loss per share – basic and diluted:
Net loss per share	$(0.25)	$(0.27)	$(0.91)	$(1.18)
Weighted average shares outstanding	9,404	9,241	9,335	9,232
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,309)	$(2,485)	$(8,482)	$(10,908)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	405	(391)	1,101	(1,619)
Change in net unrealized gain (loss) on marketable securities, net of tax	—	—	—	1
Total other comprehensive income (loss)	405	(391)	1,101	(1,618)
Total comprehensive loss	$(1,904)	$(2,876)	$(7,381)	$(12,526)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(8,482)	$(10,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,309	2,515
Stock-based compensation	1,090	1,035
Loss on disposal of property and equipment	—	4
Accretion of debt discount and issuance costs	364	—
Change in fair value of warrant liability	52	—
Deferred income taxes	(112)	(148)
Changes in operating assets and liabilities:
Receivables	1,204	4,892
Income taxes receivable / payable	142	265
Prepaid expenses and other assets	1,070	(727)
Accounts payable and other accrued liabilities	563	(884)
Accrued compensation	(405)	(1,823)
Deferred revenue	151	(1,857)
Deferred rent	(132)	(193)
Other non-current liabilities	—	(226)
Net cash used in continuing operating activities	(2,186)	(8,055)
Net cash used in discontinued operating activities	—	(50)
Net cash used in operating activities	(2,186)	(8,105)
Investing activities:
Sales and maturities of marketable securities	—	6,250
Purchases of property and equipment	(22)	(52)
Net cash provided by (used in) investing activities	(22)	6,198
Financing activities:
Principal payments on financing obligations	(383)	(386)
Payment for term loan issuance costs	(125)	—
Common stock repurchases to settle employee withholding liability	(11)	(18)
Net cash used in financing activities	(519)	(404)
Effect of exchange rate changes on cash	101	(120)
Net decrease in cash and cash equivalents	(2,626)	(2,431)
Cash and cash equivalents, beginning of period	10,364	7,072
Cash and cash equivalents, end of period	$7,738	$4,641
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(176)	$43
Interest, net	$627	$49

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
The Company has continued to experience recurring operating losses and negative cash flows from operating activities. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its term loan covenants. If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. Subsequent to the quarter ended September 30, 2017, the Company was unable to project, with reasonable certainty, future compliance with certain covenants related to minimum cash and eligible accounts receivable requirements. As a result, on November 6, 2017, the Company amended its credit agreement to significantly reduce the impact of a provision which disallowed from the computation of eligible accounts receivable certain amounts and to decrease the minimum ratio of eligible accounts receivable and cash to outstanding obligations. The amendment also included changes to other covenants, a summary of which is included in Note 3, "Commitments and Contingencies." The Company is projecting future compliance with the amended covenants under its current operating plan.

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,913	$8,198	$2,183	$34	$15,328
Accumulated amortization	(2,043)	(5,675)	(769)	(34)	(8,521)
Net identifiable intangible assets	$2,870	$2,523	$1,414	$—	$6,807
Weighted-average useful lives (years)	10	6	15	2	9

	December 31, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Covenants Not to Compete	Total
Original cost	$4,759	$7,917	$2,178	$31	$14,885
Accumulated amortization	(1,577)	(4,509)	(658)	(31)	(6,775)
Net identifiable intangible assets	$3,182	$3,408	$1,520	$—	$8,110
Weighted-average useful lives (years)	10	6	15	2	9
Changes to the carrying amount of net amortizable intangible assets for the nine months ended September 30, 2017 consisted of the following (in thousands):

Nine Months Ended September 30, 2017
Balance, beginning of period	$8,110
Amortization expense	(1,568)
Currency translation	265
Balance, end of period	$6,807
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense associated with the developed technology included in cost of revenues	$302	$308	$893	$953
Amortization expense associated with other acquired intangible assets included in operating expenses	226	221	675	674
Total amortization expense	$528	$529	$1,568	$1,627
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.3 million at September 30, 2017 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. The gross carrying amount of goodwill related to the 2011 acquisition of Qumu, Inc. of $22.2 million was fully impaired in 2012.
During the nine months ended September 30, 2017, the Company’s stock price traded at levels which caused the Company’s enterprise value, excluding any control premium, to approximate its book value, resulting in increased risk of a potential impairment of goodwill. As of September 30, 2017, the Company’s market capitalization, without a control premium, exceeded its book value by approximately 130% and the Company determined there were no other triggering events necessitating a goodwill impairment analysis. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	September 30, 2017	December 31, 2016
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(555)	(372)
Assets acquired under capital lease obligations, net	$243	$426
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	September 30, 2017	December 31, 2016
Capital leases and other financing obligations, current	$284	$508
Capital leases and other financing obligations, noncurrent	13	170
Total capital leases and other financing obligations	$297	$678
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of September 30, 2017 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2017	$128	$406	$534
2018	176	1,004	1,180
2019	3	536	539
2020	—	298	298
2021	—	300	300
Thereafter	—	331	331
Total minimum lease payments	307	$2,875	$3,182
Less amount representing interest	(10)
Present value of net minimum lease payments	$297
Term Loan
As noted below, on November 6, 2017, the Company entered into Amendment No. 2 to its $8.0 million term loan credit agreement dated October 21, 2016. The amended term loan requires a payment of $3.0 million (which is inclusive of a 10% prepayment fee) on May 7, 2018, with the remaining principal balance scheduled to mature on October 21, 2019. The term loan requires payment of interest monthly at the prime rate plus 6.0%. As of September 30, 2017, interest was payable at 10.25% and the effective interest rate, which includes the impact of accreting the original issue discount and debt issuance costs to interest expense over the term of the loan, was 18.8%.
The term loan is reported in the Company's consolidated balance sheets as follows (in thousands):

	September 30, 2017	December 31, 2016
Term loan, at face value	$8,000	$8,000
Unamortized original issue discount	(721)	(967)
Unamortized debt issuance costs	(423)	(416)
Term loan	$6,856	$6,617
The term loan had an estimated fair value of $7.4 million as of September 30, 2017. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
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
On March 31, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 1 to its credit agreement dated October 21, 2016 with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Through the Amendment No. 1, the parties agreed to reduce the minimum core bookings covenant from $10 million to $8 million for any computation period ending prior to June 30, 2018 (returning to $10 million for any computation period ending on or after June 30, 2018) and to increase the covenant relating to minimum amount of eligible accounts receivable and cash from 100% to 118% of outstanding obligations. The parties also amended the credit agreement to require prepayment of 100% of the net cash proceeds of any “Asset Disposition” as defined in the credit agreement and to increase the prepayment fee to 10% of the principal amount prepaid if prepayment occurs at any time prior to October 21, 2019. In connection with the amendment, the Company paid the administrative agent an amendment fee of $125,000, the unamortized portion of which is included in debt issuance costs as of September 30, 2017.
Subsequent to the quarter ended September 30, 2017, on November 6, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 2 to its credit agreement dated October 21, 2016. Through the Amendment No. 2, the parties agreed to amend the covenants of the credit agreement to (a) reduce the minimum core bookings covenant to $8 million for all future periods, (b) decrease the covenant relating to minimum amount of eligible accounts receivable and cash from 118% to 100% of outstanding obligations, (c) reduce the minimum subscription, maintenance and support revenue from $18 million to $15 million, and (d) reduce the minimum cash covenant to $1 million at any time after May 7, 2018. The parties also amended one of the exclusions to the definition of “eligible accounts” relating to large accounts receivable and provided that the exclusion is not applicable during any period prior to November 30, 2018. On that date and thereafter, an account that exceeds 75% of the aggregate amount of all otherwise eligible accounts will be excluded from the definition of “eligible accounts” (but the portion of the accounts not in excess of the foregoing percentage may be deemed an eligible account). Under the Amendment No. 2, the Company also agreed to transfer $3.0 million to a blocked cash account within thirty days and to make a payment of $3.0 million (which is inclusive of the 10% prepayment fee) on May 7, 2018. In connection with the Amendment No. 2, the Company will pay an amendment fee of $100,000 on December 1, 2017. The Company is projecting future compliance with the amended covenants under its current operating plan.
The Company’s monthly, quarterly and annual results of operations are subject to significant fluctuations due to a variety of factors, many of which are outside of the Company’s control. These factors include the number and mix of products and solutions sold in the period, timing of customer purchase commitments, including the impact of long sales cycles and seasonal buying patterns, and variability in the size of customer purchases and the impact of large customer orders on a particular period. The foregoing factors are difficult to forecast, and these, as well as other factors, could adversely affect the Company’s monthly, quarterly and annual results of operations. Failure to achieve its monthly, quarterly or annual forecasts may result in the Company being out of compliance with covenants or projecting noncompliance in the future. Management actively monitors its opportunity pipeline, forecast, and projected covenant compliance on an ongoing basis.
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$945	$—	$—	$945

		Fair Value Measurements Using
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$893	$—	$—	$893
In conjunction with the October 21, 2016 debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at September 30, 2017 and December 31, 2016. The warrant, which expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events defined in the warrant agreement. Because of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During the three and nine months ended September 30, 2017, the Company recorded non-cash income of $15,000 and a non-cash loss of $52,000, respectively, from the change in fair value of the warrant liability. The decrease in fair value during the three months ended September 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the nine months ended September 30, 2017 was primarily driven by an increase in the Company’s stock price.

The Company estimates the fair value of this liability using an option pricing model that is based on the individual characteristics of the warrant on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of the Level 3 instrument (significant unobservable inputs):

Balance at December 31, 2016	$893
Change in fair value	52
Balance at September 30, 2017	$945

(5)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	30,000	22,500	165,000	52,500
Restricted stock awards and restricted stock units	—	—	212,500	120,000
Performance stock units	—	—	166,149	—
The stock options, restricted stock awards and performance stock units granted during the three and nine months ended September 30, 2017 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan. The 166,149 performance stock units were issued in connection with the Company's 2017 short-term incentive plan ("2017 Incentive Plan"). In settlement of the performance stock units, the Company will issue a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for the 2017 Incentive Plan. The percentage achievement for the performance stock units may not exceed 100%.
On May 12, 2016, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 2,730,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation cost, before income tax benefit:
Stock options	$121	$94	$365	$398
Restricted stock awards and restricted stock units	186	201	605	637
Performance stock units	—	—	120	—
Total stock-based compensation	$307	$295	$1,090	$1,035

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation cost included in:
Cost of revenues	$(3)	$9	$29	$27
Operating expenses	310	286	1,061	1,008
Total stock-based compensation	$307	$295	$1,090	$1,035

(6)	Income Taxes
As of September 30, 2017 and December 31, 2016, the Company’s liability for gross unrecognized tax benefits totaled $1.1 million and $1.0 million, respectively (excluding interest and penalties). Total accrued interest and penalties relating to unrecognized tax benefits amounted to $1,000 and $3,000 on a gross basis at September 30, 2017 and December 31, 2016, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(7)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss per share – basic
Net loss	$(2,309)	$(2,485)	$(8,482)	$(10,908)
Weighted average shares outstanding – basic	9,404	9,241	9,335	9,232
Net loss per share – basic	$(0.25)	$(0.27)	$(0.91)	$(1.18)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(2,309)	$(2,485)	$(8,482)	$(10,908)
Numerator effect of dilutive securities
Warrant	—	—	—	—
Loss from attributable to common shareholders	$(2,309)	$(2,485)	$(8,482)	$(10,908)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	9,404	9,241	9,335	9,232
Denominator effect of dilutive securities
Stock options and restricted stock units	—	—	—	—
Warrant	—	—	—	—
Diluted potential common shares	—	—	—	—
Weighted average shares outstanding – diluted	9,404	9,241	9,335	9,232
Net loss per share – diluted	$(0.25)	$(0.27)	$(0.91)	$(1.18)
Stock options, warrant and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,540	1,312	1,544	1,418
Warrant	314	—	314	—
Restricted stock units	150	120	135	81
Total anti-dilutive	2,004	1,432	1,993	1,499

(8)	Investment in Software Company
As of September 30, 2017 and December 31, 2016, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Because Qumu's ownership interest is less than 20% and it has no other rights or privileges that enable it to exercise significant influence over the operating and financial policies of BriefCam, Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment. Qumu has determined that estimating the fair value of BriefCam on a periodic basis is impracticable due to the infrequency of transactions in BriefCam's equity and the cost of obtaining an independent valuation appears excessive considering the materiality of the investment.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. The FASB has issued several additional ASUs since this time that add additional clarification. The new standard is effective for the Company on January 1, 2018.
The new revenue standard may be applied using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt the standard in the first quarter of 2018 using the modified retrospective method. The cumulative catch-up adjustment that would be recorded through stockholders’ equity on January 1, 2018 is still being quantified. The Company will continue evaluating the impact of the standard on its contract portfolio through the date of adoption.
Currently, the Company has a project team and is in the process of reviewing its historical contracts to quantify the impact that the adoption of the standard will have on specific performance obligations. The Company is also continuing to evaluate the impact of the standard on its recognition of costs related to obtaining customer contracts (namely, sales commissions). While the Company continues to assess all potential impacts of this new standard, it currently believes the most significant impacts relate to the timing of revenue recognition of subscription, or term-based, software license arrangements. Specifically, under the new standard:

•
Software revenue associated with non-cancellable subscription, or term-based, software license arrangements will generally be recognized upon delivery of the license. Historically, these arrangements have been material, and the Company currently recognizes this revenue ratably over the term of the software license; and

•	The Company expects that the accounting for software revenue derived from perpetual-based licensing arrangements and associated services revenues will not be materially impacted.
The Company is in the process of implementing and testing enhanced revenue accounting and reporting functionality within its enterprise resource planning ("ERP") system and expects such functionality to be available for use upon adoption. The implementation of this ERP functionality and new accounting processes resulting from the adoption of the standard will change the Company's internal controls over revenue recognition, contract acquisition costs and financial reporting. The Company is designing and implementing these controls in anticipation adopting the new standard January 1, 2018.

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
For the nine months ended September 30, 2017 and 2016, the Company generated revenues of $20.9 million and $22.4 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company generated revenues of $31.7 million, $34.5 million and $26.5 million, respectively.
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
Management made no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2017.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2017 and 2016, and the percentage changes in these income and expense items relative to prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2017	2016	2016 to 2017	2017	2016	2016 to 2017
Revenues	100.0%	100.0%	7%	100.0%	100.0%	(6)%
Cost of revenues	(38.4)	(40.2)	2	(37.2)	(43.1)	(19)
Gross profit	61.6	59.8	10	62.8	56.9	3
Operating expenses:
Research and development	23.4	27.9	(11)	27.1	30.2	(16)
Sales and marketing	33.1	34.2	3	35.7	40.0	(16)
General and administrative	27.5	29.7	(1)	31.3	32.8	(11)
Amortization of purchased intangibles	3.0	3.1	2	3.2	3.0	—
Total operating expenses	87.0	94.9	(2)	97.3	106.0	(14)
Operating loss	(25.4)	(35.1)	(23)	(34.5)	(49.1)	(34)
Other expense, net	(6.5)	(0.4)	n/m	(6.7)	(0.3)	n/m
Loss before income taxes	(31.9)	(35.5)	(4)	(41.2)	(49.4)	(22)
Income tax benefit	(1.4)	(0.5)	182	(0.7)	(0.6)	5
Net loss	(30.5)%	(35.0)%	(7)%	(40.5)%	(48.8)%	(22)%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Software licenses and appliances	$1,822	$1,154	$668	58%	$3,971	$3,952	$19	—%
Service
Subscription, maintenance and support	5,113	4,986	127	3	15,061	15,223	(162)	(1)
Professional services and other	638	970	(332)	(34)	1,906	3,186	(1,280)	(40)
Total service	5,751	5,956	(205)	(3)	16,967	18,409	(1,442)	(8)
Total revenues	$7,573	$7,110	$463	7%	$20,938	$22,361	$(1,423)	(6)%
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
The increases in software licenses and appliances revenues in the three and nine months ended September 30, 2017 compared to the same periods in 2016 were driven by increases in perpetual software license and appliance sales.

The increase in subscription, maintenance and support revenues in the three months ended September 30, 2017 compared to the corresponding 2016 period primary resulted from increased subscription sales during prior twelve months. The decrease in subscription, maintenance and support revenues in the nine months ended September 30, 2017 compared to the corresponding 2016 period was primary due to the inclusion of approximately $700,000 of revenue in the 2016 period relating to customer acceptance and contract buyouts.
Professional services revenues, which generally move directionally with changes in perpetual license sales, decreased in the three and nine months ended September 30, 2017 compared to the corresponding 2016 periods due primarily to a decrease in the value of perpetual software and appliance sales entered into during the immediately preceding quarters as well as the timing of delivery of professional services. Additionally, the decreases in professional services revenues in the three and nine months ended September 30, 2017 compared to the corresponding 2016 periods aligned with fewer professional services personnel and with an increase in sales of third-party extensions, which require less professional services, over the same periods.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Gross profit:
Software licenses and appliances	$906	$591	$315	53%	$2,193	$2,020	$173	9%
Service	3,756	3,662	94	3	10,964	10,712	252	2
Total gross profit	$4,662	$4,253	$409	10%	$13,157	$12,732	$425	3%

Gross margin:
Software licenses and appliances	49.7%	51.2%	(1.5)%		55.2%	51.1%	4.1%
Service	65.3%	61.5%	3.8%		64.6%	58.2%	6.4%
Total gross margin	61.6%	59.8%	1.8%		62.8%	56.9%	5.9%
Gross margins include $302,000 and $308,000 for the three months ended September 30, 2017 and 2016, respectively, and $893,000 and $953,000 for the nine months ended September 30, 2017 and 2016, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2017 is expected to include approximately $1.2 million of amortization expense for purchased intangibles. The Company had 22 and 28 service personnel at September 30, 2017 and 2016, respectively.
The 1.8% and 5.9% improvement in total gross margin in the three and nine months ended September 30, 2017, respectively, compared to the corresponding 2016 periods, resulted from improvements in service gross margin for the three months ended September 30, 2017 and improvements in both software licenses and appliance gross margin and service gross margin for the nine months ended September 30, 2017. The 1.5% decrease in software licenses and appliance gross margin in the three months ended September 30, 2017 was due primarily to the increase in sales of third-party extensions which carry lower margins. The 4.1% improvement in software licenses and appliance gross margin in the nine months ended September 30, 2017 was due primarily to a product mix which included less lower-margin hardware revenue. The 3.8% and 6.4% improvement in service gross margin in the three and nine months ended September 30, 2017, respectively, was primarily driven by a reduction in headcount. The Company incurred no severance expense for either of the three-month periods ended September 30, 2017 and 2016, and incurred $4,000 and $116,000 of severance expense for the nine months ended September 30, 2017 and 2016, respectively.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Operating expenses:
Research and development	$1,769	$1,986	$(217)	(11)%	$5,676	$6,746	$(1,070)	(16)%
Sales and marketing	2,509	2,435	74	3	7,484	8,945	(1,461)	(16)
General and administrative	2,083	2,109	(26)	(1)	6,552	7,344	(792)	(11)
Amortization of purchased intangibles	226	221	5	2	675	674	1	—
Total operating expenses	$6,587	$6,751	$(164)	(2)%	$20,387	$23,709	$(3,322)	(14)%
Operating expenses for the three and nine months ended September 30, 2017 compared to the corresponding 2016 periods reflected continued improvement in the Company's operational efficiency. The Company had 98 and 124 personnel in operating activities at September 30, 2017 and 2016, respectively. The Company incurred severance expense relating to cost reduction initiatives of $4,000 and $128,000 for the three months ended September 30, 2017 and 2016, respectively, and $123,000 and $447,000 for the nine months ended September 30, 2017 and 2016, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,311	$1,512	$(201)	(13)%	$4,297	$4,804	$(507)	(11)%
Overhead and other expenses	249	271	(22)	(8)	813	981	(168)	(17)
Outside services and consulting	154	103	51	50	345	645	(300)	(47)
Depreciation and amortization	32	51	(19)	(37)	106	165	(59)	(36)
Equity-based compensation	23	49	(26)	(53)	115	151	(36)	(24)
Total research and development expenses	$1,769	$1,986	$(217)	(11)%	$5,676	$6,746	$(1,070)	(16)%
Total research and development expenses as a percent of revenues were 23% and 28% for the three months ended September 30, 2017 and 2016, respectively, and 27% and 30% for the nine months ended September 30, 2017 and 2016, respectively. The Company had 40 and 63 research and development personnel at September 30, 2017 and 2016, respectively, which reflects a planned personnel reduction at the Company's software development and testing facility in Hyderabad, India in the nine months ended September 30, 2017.
The decreases in expenses were driven primarily by lower employee costs, due to fewer research and development personnel, and continued improvement in the Company's operational efficiency in the three and nine months ended September 30, 2017 compared to the corresponding 2016 periods, as well as by decreased utilization of outside service providers and consultants and in the nine months ended September 30, 2017 compared to the corresponding 2016 period.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$1,959	$1,869	$90	5%	$5,818	$7,100	$(1,282)	(18)%
Overhead and other expenses	260	264	(4)	(2)	788	924	(136)	(15)
Outside services and consulting	212	285	(73)	(26)	660	675	(15)	(2)
Depreciation and amortization	14	32	(18)	(56)	48	98	(50)	(51)
Equity-based compensation	64	(15)	79	(527)	170	148	22	15
Total sales and marketing expenses	$2,509	$2,435	$74	3%	$7,484	$8,945	$(1,461)	(16)%
Total sales and marketing expenses as a percent of revenues were 33% and 34% for the three months ended September 30, 2017 and 2016, respectively, and 36% and 40% for the nine months ended September 30, 2017 and 2016, respectively. The Company had 37 and 36 sales and marketing personnel at September 30, 2017 and 2016, respectively.
The increase in the expenses in the three months ended September 30, 2017 compared to the corresponding 2016 period was primarily due to higher employee costs resulting from sales and marketing personnel changes, including an increase in headcount, and higher commission expense, partially offset by a decrease in severance expense.
The decrease in expenses in the nine months ended September 30, 2017 compared to the corresponding 2016 period was primarily driven by lower employee costs due to a decrease in the average number of sales and marketing personnel during the 2017 period. The Company incurred no sales and marketing severance expense for the three months ended September 30, 2017 and $128,000 for the corresponding 2016 period, and $101,000 and $356,000 for the nine months ended September 30, 2017 and 2016, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2017	2016	2016 to 2017	2016 to 2017	2017	2016	2016 to 2017	2016 to 2017
Compensation and employee-related	$842	$884	$(42)	(5)%	$2,711	$2,993	$(282)	(9)%
Overhead and other expenses	321	359	(38)	(11)	898	1,145	(247)	(22)
Outside services and consulting	516	426	90	21	1,605	1,927	(322)	(17)
Depreciation and amortization	181	188	(7)	(4)	562	570	(8)	(1)
Equity-based compensation	223	252	(29)	(12)	776	709	67	9
Total general and administrative expenses	$2,083	$2,109	$(26)	(1)%	$6,552	$7,344	$(792)	(11)%
Total general and administrative expenses as a percent of revenues were 28% and 30% for the three months ended September 30, 2017 and 2016, respectively, and 31% and 33% for the nine months ended September 30, 2017 and 2016, respectively. The Company had 21 and 25 general and administrative personnel at September 30, 2017 and 2016, respectively.
The decreases in expenses compared to the corresponding 2016 periods were driven primarily by continued improvement in the Company's operational efficiency, as well as by lower employee costs due to fewer general and administrative personnel in the three and nine months ended September 30, 2017, and by decreased utilization of outside service providers and consultants in the nine months ended September 30, 2017.
Amortization of Purchased Intangibles
Operating expenses include $226,000 and $221,000 for the three months ended September 30, 2017 and 2016, respectively, and $675,000 and $674,000 for the nine months ended September 30, 2017 and 2016, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses for the full year 2017 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
The Company recognized interest expense on its term loan and capital leases of $343,000 and $994,000 for the three and nine months ended September 30, 2017 and interest expense on its capital leases of $13,000 and $40,000 for the three and nine months ended September 30, 2016.
During the three and nine months ended September 30, 2017, the Company recorded non-cash income of $15,000 and a non-cash loss of $52,000, respectively, from the change in fair value of the warrant liability. The decrease in fair value of the warrant liability during the three months ended September 30, 2017 was primarily driven by decreased volatility in the Company’s stock price, and the increase in fair value of the warrant liability during the nine months ended September 30, 2017 was primarily driven by an increase in the Company’s stock price.
Other expense, net, included net losses on foreign currency transactions of $166,000 and $2,000 for the three months ended September 30, 2017 and 2016, respectively, and $342,000 and $13,000 for the nine months ended September 30, 2017 and 2016, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit amounted to $110,000 and $39,000 for the three months ended September 30, 2017 and 2016, respectively, and $139,000 and $133,000 for the nine months ended September 30, 2017 and 2016, respectively. The income tax benefit for the three and nine months ended September 30, 2017 and 2016 is primarily attributable to United Kingdom operations, which include refundable research credits.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$7,738	$10,364
Working capital	$485	$5,215
Financing obligations	$297	$678
Term loan	6,856	6,617
Financing obligations and term loan	$7,153	$7,295
The Company has continued to experience recurring operating losses and negative cash flows from operating activities. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its term loan covenants. If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. Subsequent to the quarter ended September 30, 2017, the Company was unable to project, with reasonable certainty, future compliance with certain covenants related to minimum cash and eligible accounts receivable requirements. As a result, on November 6, 2017, the Company amended its credit agreement to significantly reduce the impact of a provision which disallowed from the computation of eligible accounts receivable certain amounts and to decrease the minimum ratio of eligible accounts receivable and cash to outstanding obligations. The amendment also included changes to other covenants, a summary of which is included in Note 3, "Commitments and Contingencies," of the accompanying condensed consolidated financial statements. The Company is projecting future compliance with the amended covenants under its current operating plan.
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves as well as any cash flows that may be generated from current operations. If the Company is unable to meet its revenue growth expectations, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months. Additionally, the Company continues to manage its working capital to maintain compliance with its debt covenants. At September 30, 2017, the Company had aggregate working capital of $0.5 million, compared to working capital of $5.2 million at December 31, 2016. Working capital includes current deferred revenue of $9.4 million and $9.0 million at September 30, 2017 and December 31, 2016, respectively. The primary contributors to the change in working capital were the decrease in cash and cash equivalents by $2.6 million and the decreased sales volume during the three months ended September 30, 2017 compared to the three months ended December 31, 2016, which negatively impacted accounts receivable by $1.1 million.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations. The term loan consists of a three-year note having a face value of $8.0 million and requiring a payment of $3.0 million (which is inclusive of a 10% prepayment fee) on May 7, 2018, with the remaining principal balance scheduled to mature on October 21, 2019. The term loan requires payment of interest monthly at the prime rate plus 6.0%. As of September 30, 2017, interest was payable at 10.25%.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $726,000 as of September 30, 2017. During the nine months ended September 30, 2017, the Company repatriated a net $1.7 million from its international subsidiaries. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash due to the Company's net operating loss position with respect to income taxes.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$(2,186)	$(8,105)
Investing activities	(22)	6,198
Financing activities	(519)	(404)
Effect of exchange rate changes on cash	101	(120)
Net change in cash and cash equivalents	$(2,626)	$(2,431)
Net change in marketable securities	$—	$(6,249)
Operating activities
Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2017 compared to $8.1 million for the corresponding 2016 period. The operating cash flows for the 2017 period was favorably impacted by changes in receivables. The change in operating cash flows period over period was favorably impacted by the decrease in the net loss and the changes in deferred revenue, prepaid expenses and other assets, accounts payable and other accrued liabilities, and accrued compensation, partially offset by the change in receivables.
Investing activities
Net cash used in investing activities totaled $22,000 for the nine months ended September 30, 2017 compared to net cash provided by investing activities of $6.2 million in the corresponding 2016 period. The $6.2 million cash provided by investing activities in 2016 resulted from maturities of marketable securities of $6.3 million, partially offset by purchases of property and equipment of $52,000.
Financing activities
Financing activities used net cash of $519,000 for the nine months ended September 30, 2017 and $404,000 in the comparable 2016 period. Primarily impacting the current period use of cash were principal payments on capital leases and other financing obligations of $383,000 and the payment of a term loan amendment fee of $125,000 classified as debt issuance costs.

In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the nine months ended September 30, 2017 and 2016. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of September 30, 2017, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. The Company's term loan requires payment of interest monthly at the prime rate plus 6% and changes in interest rates would impact the Company's monthly interest payment and cash reserves. A 100-basis point increase in the prime rate would increase our annual pre-tax interest expense by approximately $80,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vern Hanzlik, and the Company’s Interim Chief Financial Officer, Dave Ristow, have evaluated the Company’s disclosure controls and procedures as of September 30, 2017. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Interim Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2017, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards. No share repurchase activity associated with the satisfaction of employee tax withholding requirements on the vesting of restricted stock awards occurred for the three months ended September 30, 2017. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2017 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2017	—	$—	—	778,365
August 2017	—	$—	—	778,365
September 2017	—	$—	—	778,365
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are included herein:
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Interim Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32.    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 13, 2017	By:	/s/ Vern Hanzlik
Vern Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ Dave Ristow
Dave Ristow
Interim Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)