Form 10-K
period 2017-12-31
Qumu Corp
filed 2018-03-23
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $24,328,000.
As of March 21, 2018, the registrant had 9,359,400 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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
ITEM 1. BUSINESS
Overview
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Qumu Qx platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. The world’s largest organizations leverage the Qumu Qx platform for a variety of cloud-based, on premise and hybrid use cases including self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company markets its products to customers primarily in North America, Europe and Asia.
Qumu generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services. An individual sale can range from single year agreements for thousands of dollars to multi-year agreements for over a million dollars.

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Software licenses and appliances	$5,982	$5,839	$9,456	$143	$(3,617)	2%	(38)%
Service	22,185	25,843	24,998	(3,658)	845	(14)%	3%
Total revenues	$28,167	$31,682	$34,454	$(3,515)	$(2,772)	(11)%	(8)%
History
The Company was founded in 1978, incorporated as IXI, Inc. in Minnesota in February 1987 and changed its name to Rimage Corporation in April 1988. Until October 2011, the Company focused its business on the development and sale of its CD recordable publishing systems and DVD recordable publishing systems.
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
In October 2014, the Company acquired Kulu Valley Ltd., a private limited company incorporated and operating in England and Wales, subsequently renamed Qumu Ltd (“Kulu Valley”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution, while providing customers with access to industry-leading video content management and delivery capability.
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
Capabilities and Products
Qumu Qx Enterprise Video Platform
Qumu Qx is an end-to-end video creation, management and delivery solution for enterprises. Qx can be purchased as a perpetual software license, cloud-hosted software as a service (SaaS) or hybrid. Qx offers a scalable and extensible platform that organizations can use to improve how they lead, learn and collaborate both internally and externally.
Qumu’s implementations can range in size from tens of thousands to millions of dollars. The Qx platform integrates with customers' existing video services (e.g., videoconferencing systems), business applications (e.g., Skype, WebEx, etc.,.) and broader IT infrastructures using Qumu's extensive application services or "APIs." Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu’s platform solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creating, capturing, managing, delivering and experiencing video content.
Qx offers a flexible deployment model that can be leveraged by organizations in three different ways:

•	Inside the firewall as an on-premise enterprise-grade solution for high quality, secure internal communication over existing networks

•	Outside of the firewall as a cloud-based solution for flexible, external communication applications, and

•	As a hybrid solution, providing the flexibility of cloud, combined with Qumu’s intelligent delivery technology.
Qx encompasses four distinct elements:

•	Video Capture

•	Video Content Management

•	Intelligent Delivery

•	Extensions and Add-Ons

Video Capture
Qumu’s intelligent video capture (sometimes referred to as ingest) dynamically supports unlimited video content sources, accommodating a wide variety of video formats. Video conferencing solutions have emerged as a rapidly growing source of video content. These range from high-end, hardware-intensive conference room systems, such as those provided by Polycom and Cisco, to popular unified communications solutions such as Skype for Business and WebEx.
Qumu brings streaming and management to these video communications tools. As video conferencing becomes the de facto form of team communication, organizations can record, manage and broadcast these videos live or on demand to hundreds or thousands of employees. Intelligent video capture allows users to record and broadcast using existing video conferencing tools. With one enterprise-wide video management and delivery platform, IT can extend their existing video conferencing system investment and concurrently move forward with new unified communications strategies.
Video Content Management
Organizations use Qumu to centrally manage all video content through a single interface. Qumu's video content management allows system users to ingest video, create metadata and share content quickly and securely to endpoints with rights and rules management. Some of Qx’s notable functionality includes:
Creation & Editing
Qx provides comprehensive, easy-to-use tools to create and edit video from desktop and mobile devices or using conference room and studio systems. The tools can be used across a wide range of applications from creating a simple mobile phone presentation, to editing a video conference recording, to producing a multi-camera town hall event.
Advanced Analytics
Qumu Advanced Analytics provide leaders and communications staff with real-time visibility and insights into employee engagement for both live streaming video and video on demand (VOD). Advanced Analytics also help IT teams monitor and solve issues with buffering, bit rate and latency across internal networks, VPNs and external CDNs.
Automated Workflows
Qx allows users to automate processes and comply with policies by creating workflows for content approval, management and viewing rights. Automated workflows can be set for specific types of meeting recordings with disclaimers, security, time of life settings, and repurposing parameters.

Security and Access Control
Qumu's access control model can leverage most major enterprise authentication solutions, securing access to videos, channels and administrative functions. In cases where a corporate authentication service is not available, Qumu provides its own user management tools for user creation, self-registration, approvals, and group assignment.
Speech Search
Qumu Speech Search allows organizations to use their video repository for eDiscovery, internal clipping services or simply to find information quickly. Qumu Speech Search can quickly analyze thousands of hours of audio and video, index all spoken words and phrases, and return results beyond what metadata or caption-based searches can provide.
Intelligent Delivery
Qx provides a diverse, flexible and robust series of solutions for enterprise delivery of live streaming or on demand video. At the core of Qumu’s solution is an intelligent business rules engine and CDN broker. This proprietary technology allows organizations to configure and optimize video for their specific offices, mobile users, and various endpoints.
Qx’s intelligent delivery supports multiple content delivery network configurations, automatically and intelligently selecting the optimal video quality for a given user, delivering video via eCDN, software CDN, and/or public CDNs. Qumu’s intelligent delivery technology can be deployed as hardware, software, or Virtual Machine. Intelligent delivery can be centrally monitored, managed, and updated.
Extensions and Add-Ons
Qx is designed to be a customizable, enhancing the customer’s enterprise communication and collaboration solution. With its service-based extensible architecture, Qx can be built upon by third-party developers. Current integrations and extensions from Qumu and its partners include Microsoft Office 365, SharePoint, Skype for Business, Yammer, IPTV, Jive, IBM Connections and Dashboard.
Extensibility is important for meeting customers who have complex and unique digital environments and for Qumu’s network of partners. Qumu’s open, service-based architecture enables customers to more easily support native apps for iOS, Android, and Windows Mobile platforms. Qx offers robust REST APIs for both user and administrative functions, allowing customers to develop integrations of their own on top of the Qumu platform.
Marketing and Distribution
Qumu’s solutions serve a growing customer base of medium- and large-sized enterprises across a wide range of vertical and horizontal markets, the five primary markets being 1) Banking, Finance and Insurance, 2) Manufacturing, 3) Services and Consulting, 4) Telecom and Technology, and 5) Biotech and Health Care. Qumu has historically targeted enterprises with 10,000+ employees and a history of video use for corporate communications, although its Qumu Cloud product can service organizations as small as 5,000 or more employees. Across all deployment types (cloud, on premise and hybrid), Qumu’s customers are among the largest Fortune 500 and Global 2000 companies in the world.
Qumu serves its customer base primarily via direct sales, and to a lesser extent via channel partners, offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliance, software-enabled devices, SaaS and managed services.
Qumu has been identified as a leader by multiple industry analysts:

•
Gartner’s Critical Capabilities reports focuses on a group of competing products or services based on a set of use cases that match typical client deployment scenarios. These use cases are based on the real-world problems that clients need to solve, as well as how they intend to use the technology or service within their enterprises. Out of 15 competitors outlined in the current Gartner report, Qumu received a #1 ranking in both Internal Executive Messaging and Internal Collaboration, a #2 ranking in Internal Training and a #3 ranking in External Video for Sales.

•	Aragon Research named Qumu a leader in its Video Content Management report.

•	Wainhouse Research positioned Qumu as a leader in Enterprise Streaming Market.

•	Frost & Sullivan identified Qumu as the 2018 Competitive Strategy Innovation and Leadership Award winner, among 20 total companies the firm covers in the Enterprise Video space.
These selections are visible proof points in the market that had a positive impact on Qumu’s market awareness and lead generation activities.

Qumu sells products and services internationally through its U.S. operation and its subsidiaries in the United Kingdom and Japan. International sales comprised approximately 27% of revenues for each of the years ended December 31, 2017, 2016 and 2015. During each of the years ended December 31, 2017, 2016 and 2015, the Company had one customer that accounted for more than 10% of its revenues.
Competition
Major competitors of Qumu include Kaltura, VBrick, Brightcove, MediaPlatform and Panopto. Qumu competes with these other companies based primarily upon its unique end-to-end solution for a complete video infrastructure that includes support for mobile devices and existing IT infrastructure. Qumu occasionally encounters organizations utilizing Microsoft’s Skype and Stream technologies. By some, Microsoft is viewed as a competitor, but our technology integrates and enables organizations to securely ingest, managed and distribute video content from a wide variety of organizational tool sets with greater flexibility and improved manageability. Qumu also differentiates itself from its competitors through its video ingestion and delivery technology, as well as its flexibility as to solution deployment and service options.
Research and Development
Qumu develops its software internally and licenses or purchases software from third parties. Research and development expense was $7.3 million, $8.5 million and $10.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company employed 41 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.
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
Qumu also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by those programs. Contractual obligations with respect to such licenses will require cash payments of $200,000 in 2018.
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
Employees
As of December 31, 2017, the Company had 121 employees, of which 41 were involved in research and development, 33 in sales and marketing, 26 in service and support and 21 in administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
Qumu maintains a website at www.qumu.com. Qumu files reports with the Securities and Exchange Commission and its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on its website, as soon as reasonably practicable after these documents are filed with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “About,” then click on “Investor Relations,” then "SEC Filings" and all current EDGAR reports are available for viewing. A copy of any report filed by the Company with the SEC will also be furnished without charge to any shareholder who requests it in writing to: Secretary, Qumu Corporation 510 1st Avenue North, Suite 305, Minneapolis, MN 55403.
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
We will need additional capital to fund repayment of our $10 million term loan due in January 2020 and any additional capital we seek may not be available in the amount or at the time we need it.
In the year ended December 31, 2017, we had an operating loss of $8.9 million, used $2.0 million of net cash in continuing operating activities, and ended 2017 with $7.7 million in cash and cash equivalents. At December 31, 2017, we had approximately $8.0 million in outstanding debt under a term loan credit agreement dated October 21, 2016 with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent.
On January 10, 2018, we entered into a credit agreement for a $10 million term loan from ESW Holdings, Inc. and used $8.8 million of the $10 million term loan proceeds to repay the outstanding obligations to HCP-FVD, LLC and Hale Capital Partners, LP. Under the credit agreement with ESW Holdings, the $10 million term loan is scheduled to mature on January 10, 2020. Interest will accrue and compound monthly at a variable rate per annum equal to the prime rate plus 4%. We may prepay the term loan at any time with the payment of a pre-payment fee of 10% of the amount prepaid. We are obligated to prepay the term loan, with the payment of the applicable pre-payment fee, with the net proceeds from certain dispositions, issuances of equity or debt securities, extraordinary transactions and upon a change of control. Notwithstanding the foregoing, the disposition of our interest in BriefCam, Ltd. will not trigger a mandatory pre-payment and the pre-payment fee will not attach to a voluntary pre-payment from proceeds of the disposition of BriefCam.
Over the last several years including 2017 and into 2018, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2018, we believe will allow us to attain our goal of becoming cash flow breakeven in the fourth quarter of 2018.
Even if we achieve our goal of becoming cash flow breakeven in the fourth quarter of 2018, we do not expect that we will generate sufficient cash flow from operations in 2018 and 2019 in order to fund repayment of the full amount of the obligations to ESW Holdings at the January 10, 2020 maturity date. Accordingly, to fund this short-term capital need, we will need to secure capital to refinance the term loan at maturity. At maturity, assuming no earlier repayment of the term loan, the total amount of principal and interest due will be approximately $11.9 million.
Additionally, if we are not able to become cash flow breakeven in the fourth quarter of 2018 by increasing revenue and controlling expenses, we may need to raise capital in the future to execute our business plan and pursue our growth objectives. We believe the key factors to funding our long-term capital needs will be our ability to increase revenue and bookings and positive cash flow from our operations. Because of the mandatory prepayment provisions of our credit agreement with ESW Holdings, we will be required to repay the term loan in full before we would be able to use any of the net proceeds from the issuances of equity or debt securities to fund any long-term capital needs.
We may obtain future capital by incurring indebtedness, from an offering or sales of our equity securities, or from the disposition of our investment in BriefCam, or a combination of any of these. If we seek to raise capital in the future to fund our short-term or long-term capital needs, we cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all.
If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, the provisions our credit agreement with ESW Holdings requires us to use the proceeds from the equity financing to prepay our term loan. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Our efforts to raise funds by incurring additional indebtedness may be hampered by the covenants and restrictions of our existing outstanding indebtedness and the fact that our assets are pledged to our lender to secure existing debt. The covenants of our credit agreement restrict our ability to make dividends, create liens, incur indebtedness, and sell our assets and properties, subject to certain exceptions. Likewise, any additional debt we incur would likely have covenants that would affect the manner in which we conduct our business, including by restricting our ability to incur additional indebtedness, preventing us from creating liens or requiring specified financial covenants. In addition, we may face challenges in securing additional debt financing if our future cash flow from operations is not sufficient to support debt service payments. BriefCam is a private company with no readily available market for its stock and its organizational documents and stockholder agreements impose significant restrictions on transfer, including significant restrictions on transfer of our equity in BriefCam.
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
Further, upon a payment default, ESW Holdings may declare all or any part of the obligations under the ESW credit agreement to be due and payable and proceed to exercise its rights and remedies as a secured lender pursuant to the credit agreement and related agreements we have entered into giving ESW Holdings a security interest in substantially all of our properties, rights and assets (including equity interests of our subsidiaries).
We have a history of losses and while our goal is to become cash flow breakeven in the fourth quarter of 2018, we may not achieve that goal or achieve or sustain cash flows or profitability in the future.
We experienced consolidated net losses of $11.7 million, $11.1 million and $28.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through at least the first half of 2018. Over the last several years including 2017 and into 2018, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2018, we believe will allow us to attain our goal of becoming cash flow breakeven in the fourth quarter of 2018.
In order to achieve our goal of becoming cash flow breakeven and to achieve cash flow positivity and profitability in the future, we must increase the revenues received from the sale of our enterprise video content management software solutions, hardware, maintenance and support, and professional and other services, as well as achieve and maintain an expense structure that is aligned with our forecasted revenue and cash flows. Our ability to increase revenues depends upon increasing the number of new customers and expanding our sales to existing customers, maintaining high renewal rates among our existing customers, and maintaining our prices (despite pricing pressure due to competition).
We cannot assure you that we will achieve our goal of becoming cash flow breakeven in the fourth quarter of 2018, particularly if the benefits we expect to realize from some of our recent expense reduction efforts do not materialize in the timeframes or the amount of reduction to expenses that we have planned. We cannot assure you that we will generate increases in our revenues, attain a level of profitable operations, or successfully implement our business plan or future business opportunities. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to grow revenue and our efforts to continue to effectively manage expenses. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, we may be required to further reduce expenses, which could have a further negative effect on our ability to generate revenue, or we may be required to raise additional capital more quickly than we expect or we may need more capital than we expect.
If we are unable to retain our existing customers, our revenue and results of operations will be adversely affected.
We sell our products pursuant to agreements that are generally for annual or other fixed terms. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to retain our existing customers and grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors, reductions in our customers’ spending levels or the introduction by competitors of attractive features and functionality. If our customer retention rates decrease, we may need to increase the rate at which we add new customers in order to maintain and grow our revenue, which may require us to incur significantly higher advertising and marketing expenses than we currently anticipate, or our revenue may decline. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.
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
In order to remain competitive and increase sales to customers, we must anticipate and adapt to the rapidly changing technologies in the enterprise video content management market, enhance our existing products and introduce new products to address the changing demands of our customers. If we fail to anticipate or respond to technological developments or customer requirements, or if we are significantly delayed in developing and introducing products, our revenues will decline.
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
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, VBrick, Brightcove, MediaPlatform and Panopto who deliver video content to businesses. Qumu occasionally encounters organizations utilizing Microsoft’s Skype and Stream technologies. By some, Microsoft is viewed as a competitor, but our technology integrates and enables organizations to securely ingest, managed and distribute video content from a wide variety of organizational tool sets with greater flexibility and improved manageability. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
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
Further, we sell our products throughout the United States, as well as in several international countries to commercial and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control but may result in further decreases in spending among customers and softening demand for our products.
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
Our products are currently compatible with various mobile operating systems including the iOS, Windows Mobile and Android operating systems. The functionality of our products depends upon the continued interoperability of these products with popular mobile operating systems. Any changes in these systems that degrade our products’ functionality or give preferential treatment to competitive offerings could adversely affect the operability and usage of our video management software products on mobile devices. Additionally, in order to deliver a high-quality user experience, it is important that our products work well with a range of mobile technologies, systems, and networks. We may not be successful in keeping pace with changes in mobile technologies, operating systems, or networks or in developing products that operate effectively within existing or future technologies, systems, and networks. Further, any significant changes to mobile operating systems by their respective developers may prevent our products from working properly or at all on these systems. In the event that it is more difficult for users to access content delivered by our solutions to their mobile devices, if our products do not operate effectively within the most popular operating systems or if popular mobile devices do not offer a high-quality user experience, sales of and customer demand for our software products could be harmed.
Any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
Our business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of required network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Our content management software solutions and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our solutions are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could harm our business.
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
As of December 31, 2017, the Company’s market capitalization, without a control premium, was greater than its book value and the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in our future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on our results of operations.
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
Our common stock is relatively illiquid. As of December 31, 2017, we had 9,364,804 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the Nasdaq Stock Market, for the 63 trading days beginning October 1, 2017 and ending December 31, 2017 was approximately 26,900 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership. As a result, the trading prices of our common stock have been and may continue to be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Location of Property	Use of Property	Approximate Monthly Rent (USD)		Approximate Leased Square Footage	Lease Expiration Date
Minneapolis, Minnesota (Headquarters)	Engineering, service, sales, marketing and administration	$23,000	(1)	16,500	January 2023
San Bruno, California	Engineering, service, sales, marketing and administration	$37,000	(2)	13,900	June 2018
London, England	Engineering, service, sales, marketing and administration	$34,000	(3)	5,500	September 2019
Hyderabad, India	Software development and testing	$8,000		4,800	September 2018
_________________________________________________

(1)	The agreement has escalating lease payments ranging from approximately $23,000 to $26,000 per month during the course of the lease.

(2)	The agreement has escalating lease payments ranging from approximately $33,000 to $38,000 per month during the course of the lease.

(3)	Effective January 1, 2018, approximately 2,750 square feet of the leased space was sublet for approximately $12,000 per month through September 2019.
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

	Year Ended December 31,
	2017		2016
	Low	High	Low	High
First Quarter	$1.80	$2.97	$2.10	$5.48
Second Quarter	$2.45	$3.23	$3.53	$5.50
Third Quarter	$2.50	$3.12	$2.19	$4.84
Fourth Quarter	$2.08	$3.28	$2.20	$3.77
Shareholders
As of March 21, 2018, there were 98 shareholders of record of Qumu's common stock.
Dividends
The Company did not pay a dividend in 2017 or 2016 and does not expect to pay a dividend in 2018. The payment by Qumu of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Qumu's future earnings, financial condition, capital requirements and other relevant factors. Under the credit agreement, the Company is prohibited from making dividends, distributions or payments on its capital stock.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2017, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted stock awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2017 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2017, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2017	1,680	$3.14	—	778,365
November 2017	446	$2.40	—	778,365
December 2017	—	$—	—	778,365

Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2017. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,122,875	$5.94	582,188
Equity compensation plans not approved by shareholders(2)	165,000	$7.78	—
Total	1,287,875	$6.18	582,188
_______________________________________
(1) Excludes shares of common stock listed in the first column.
(2) Consists of outstanding non-qualified stock option grants on November 26, 2012 and May 18, 2015 to Vern Hanzlik, the Company’s President and Chief Executive Officer, and Peter Goepfrich, the Company's former Chief Financial Officer, on the respective start dates of their employment with Qumu. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rule 4350(i)(1)(A)(iv). The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in four equal installments on each of the first four anniversaries of the date of grant, and have a term of seven years. In other respects, the options were structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and are subject to a stock option plan and agreement entered into by and between the Company and each employee.

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
Consolidated Statements of Operations Information

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$28,167	$31,682	$34,454	$26,521	$17,736
Gross profit	$17,905	$19,322	$16,955	$12,049	$10,402
Operating loss	$(8,871)	$(11,361)	$(29,404)	$(28,726)	$(19,605)
Net loss from continuing operations	$(11,724)	$(11,175)	$(28,689)	$(22,343)	$(16,221)
Net loss	$(11,724)	$(11,175)	$(28,699)	$(8,520)	$(9,694)
Net loss from continuing operations per share – basic	$(1.25)	$(1.21)	$(3.11)	$(2.53)	$(1.87)
Net loss from continuing operations per share – diluted	$(1.25)	$(1.23)	$(3.11)	$(2.53)	$(1.87)
Weighted average shares outstanding:
Basic	9,347	9,232	9,235	8,836	8,691
Diluted	9,347	9,232	9,235	8,836	8,691
Consolidated Balance Sheets Information

	December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$7,690	$10,364	$7,072	$11,684	$37,725
Marketable securities	$—	$—	$6,249	$23,486	$13,233
Current assets	$15,205	$20,646	$28,629	$52,752	$71,774
Total assets	$34,276	$42,229	$54,412	$80,177	$89,146
Current liabilities	$16,672	$15,431	$19,113	$19,377	$23,028
Long-term liabilities	$8,412	$8,222	$4,542	$2,527	$3,537
Stockholders’ equity	$9,192	$18,576	$30,757	$58,273	$62,581
Historical data is not necessarily indicative of the Company's future results of operations or financial condition. See discussion of "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Financial Data” and our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in Item 1A in this Annual Report on Form 10-K.
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
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services.
For the years ended December 31, 2017, 2016 and 2015, the Company generated revenues of $28.2 million, $31.7 million and $34.5 million, respectively.
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
The results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the years ended December 31, 2016 and 2015; there were no such financial impacts to the consolidated financial statements for the year ended December 31, 2017. No general corporate charges were allocated to the discontinued business. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
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
Investment in Nonconsolidated Company
As of December 31, 2017 and 2016, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. ("BriefCam") a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Qumu's ownership interest is less than 20%. Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment.
Derivative Liability
In conjunction with debt financing completed in October 2016, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31, 2017. The Company accounts for the warrant, a derivative financial instrument issued in conjunction with the Company's 2016 debt financing, as a current liability based upon the characteristics and provisions of the instrument. The warrant was determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreement, to elect to receive a minimum cash payment in lieu of the Company's common shares. The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using an option pricing model that is based on the individual characteristics of the warrant on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the years ended December 31, 2017, 2016 and 2015, and the percentage changes in these income and expense items between years, are contained in the following table (all amounts presented reflect only the financial results of the Company's continuing enterprise video content management software business):

	Percentage of Revenues			Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016
Revenues	100.0%	100.0%	100.0%	(11)%	(8)%
Cost of revenues	(36.4)	(39.0)	(50.8)	(17)	(29)
Gross profit	63.6	61.0	49.2	(7)	14
Operating expenses:
Research and development	25.9	27.0	31.0	(15)	(20)
Sales and marketing	35.6	36.4	52.2	(13)	(36)
General and administrative	30.4	30.7	49.0	(12)	(42)
Amortization of purchased intangibles	3.2	2.8	2.3	1	12
Total operating expenses	95.1	96.9	134.5	(13)	(34)
Operating loss	(31.5)	(35.9)	(85.3)	(22)	(61)
Other expense, net	(11.4)	(0.2)	(0.4)	4,765	(47)
Loss before income taxes	(42.9)	(36.1)	(85.7)	6	(61)
Income tax benefit	(1.3)	(0.8)	(2.4)	42	(70)
Net loss from continuing operations	(41.6)%	(35.3)%	(83.3)%	5%	(61)%
Revenues
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services.
The table below describes Qumu's revenues by product category (in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Software licenses and appliances	$5,982	$5,839	$9,456	$143	$(3,617)	2%	(38)%
Service
Subscription, maintenance and support	19,374	21,443	18,804	(2,069)	2,639	(10)	14
Professional services and other	2,811	4,400	6,194	(1,589)	(1,794)	(36)	(29)
Total service	22,185	25,843	24,998	(3,658)	845	(14)	3
Total revenues	$28,167	$31,682	$34,454	$(3,515)	$(2,772)	(11)%	(8)%
The $3.5 million decrease in total revenues from 2016 to 2017 reflects a $3.7 million decrease in service revenues, partially offset by a $143,000 increase in software licenses and appliances revenues. The increase in software licenses and appliances revenues in 2017 was largely impacted by an increase in the value of perpetual product license contracts entered into in 2017 and converted to revenue. Revenues can vary year to year based on the type of contract the Company enters into with each customer. Contracts for perpetual software licenses, which are included in software licenses and appliances revenue, generally result in revenue recognized closer to the contract commitment date, while contracts for term software licenses and SaaS, which are included in service revenue, result in most of the revenue being recognized over the period of the contract. The $3.7 million decrease in service revenues from 2016 to 2017 resulted from a $2.1 million decrease in subscription, maintenance and support revenues driven primarily by approximately $800,000 of decreased recurring revenue resulting from the loss of a large customer in the fourth quarter of 2017 and the prior year inclusion of $1.2 million of previously deferred subscription, maintenance and support revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016. The $1.6 million decrease in professional services revenues, which generally move directionally with changes in perpetual license sales, was driven by the timing of professional services related to perpetual product license contracts entered into in 2017 and the prior year recognition of $0.4 million of previously deferred professional service revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016.

The $2.8 million decrease in total revenues from 2015 to 2016 reflects a $3.6 million decrease in software licenses and appliances revenues, partially offset by a $845,000 increase in service revenues. The decrease in software licenses and appliances revenues in 2016 was largely impacted by a decrease in the value of perpetual product license contracts entered into in 2016 and converted to revenue. The increase in service revenues from 2015 to 2016 resulted from a $2.6 million increase in subscription, maintenance and support revenues driven primarily from growth in the customer base and $1.2 million of previously deferred subscription, maintenance and support revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016. Partially offsetting the growth in subscription, maintenance and support revenues was an approximately $1.8 million decrease in professional services revenues. The decrease in professional services revenues, which generally move directionally with changes in perpetual license sales, was driven by the decrease in the value of perpetual product license contracts entered into in 2016, partially offset by the recognition of $0.4 million of previously deferred professional service revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Gross profit:
Software licenses and appliances	$3,575	$3,365	$6,507	$210	$(3,142)	6%	(48)%
Service	14,330	15,957	10,448	(1,627)	5,509	(10)	53
Total gross profit	$17,905	$19,322	$16,955	$(1,417)	$2,367	(7)%	14%

Gross margin:
Software licenses and appliances	59.8%	57.6%	68.8%	2.2%	(11.2)%
Service	64.6%	61.7%	41.8%	2.9%	19.9%
Total gross margin	63.6%	61.0%	49.2%	2.6%	11.8%
For the years ended December 31, 2017, 2016 and 2015, gross margins are inclusive of the impact of approximately $1.2 million, $1.3 million and $1.3 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. The Company had 26, 28 and 43 service personnel at December 31, 2017, 2016 and 2015, respectively. Cost of revenues for 2017, 2016 and 2015 included severance expense of $9,000, $116,000 and $49,000, respectively, relating to cost reduction initiatives.
The 2.6% improvement in gross margin in 2017 compared to 2016 was primarily due to a 2.9% improvement in service gross margin primarily driven by improved economies of scale on increased revenue in software licenses and appliances and a reduction in headcount.
The 11.8% improvement in gross margin in 2016 compared to 2015 was primarily due to a 19.9% improvement in service gross margin primarily driven by improved economies of scale on increased service revenue and a reduction in headcount. Additionally, service margin for the full year 2016 benefited from the cost savings initiatives in the second half of

2015 and a 1.8% favorable impact in 2016 of $1.6 million of previously deferred service revenue contingent on a customer's acceptance, which was received in the fourth quarter 2016. Partially offsetting the improvement in 2016 service gross margin was an 11.2% decrease in software licenses and appliance gross margin due to the decrease in software licenses revenues.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations. Cost of software licenses and appliances revenues in 2018 is expected to include approximately $1.2 million of amortization expense for purchased intangibles.
Operating Expenses
The following is a summary of operating expenses:

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Operating expenses:
Research and development	$7,279	$8,541	$10,689	$(1,262)	$(2,148)	(15)%	(20)%
Sales and marketing	10,026	11,529	17,994	(1,503)	(6,465)	(13)	(36)
General and administrative	8,567	9,722	16,878	(1,155)	(7,156)	(12)	(42)
Amortization of purchased intangibles	904	891	798	13	93	1	12
Total operating expenses	$26,776	$30,683	$46,359	$(3,907)	$(15,676)	(13)%	(34)%
With the exception of amortization of purchased intangibles, which are subject to variances primarily due to currency fluctuations, operating expenses for the year ended December 31, 2017 reflected the continued benefit of cost savings initiatives in the second half of 2015 through the end of 2017 across all functional expense categories. Operating expenses for 2017, 2016 and 2015 included severance expense of $256,000, $447,000 and $2.1 million, respectively, relating the cost reduction initiatives and executive transitions. Operating expenses for the year ended December 31, 2015 also included an equipment operating lease loss of $1.0 million and a loss relating to a third-party license agreement of $1.2 million.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Compensation and employee-related	$5,475	$6,238	$6,738	$(763)	$(500)	(12)%	(7)%
Overhead and other expenses	1,064	1,201	1,067	(137)	134	(11)	13
Outside services and consulting	473	685	2,349	(212)	(1,664)	(31)	(71)
Depreciation and amortization	133	210	273	(77)	(63)	(37)	(23)
Equity-based compensation	134	207	262	(73)	(55)	(35)	(21)
Total research and development expenses	$7,279	$8,541	$10,689	$(1,262)	$(2,148)	(15)%	(20)%
Total research and development expenses for the years ended December 31, 2017, 2016 and 2015 represented 26%, 27% and 31% of revenues, respectively. The Company had 41, 61 and 57 research and development personnel at December 31, 2017, 2016 and 2015, respectively.
The decrease in expenses in 2017 and 2016, compared to the respective prior year periods, was driven primarily by less utilization of contractors and lower employee costs due to fewer U.S. research and development personnel. Research and development expenses for 2017, 2016 and 2015 included severance expense of $22,000, $13,000 and $136,000, respectively, relating cost reduction initiatives.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Compensation and employee-related	$7,806	$9,175	$14,293	$(1,369)	$(5,118)	(15)%	(36)%
Overhead and other expenses	1,046	1,172	1,691	(126)	(519)	(11)	(31)
Outside services and consulting	935	844	1,521	91	(677)	11	(45)
Depreciation and amortization	58	128	130	(70)	(2)	(55)	(2)
Equity-based compensation	181	210	359	(29)	(149)	(14)	(42)
Total sales and marketing expenses	$10,026	$11,529	$17,994	$(1,503)	$(6,465)	(13)%	(36)%
Total sales and marketing expenses for the years ended December 31, 2017, 2016 and 2015 represented 36%, 36% and 52% of revenues, respectively. The Company had 33, 37 and 61 sales and marketing personnel at December 31, 2017, 2016 and 2015, respectively.
The decrease in expenses in 2017 and 2016, compared to the respective prior year periods, was driven primarily by lower employee costs due to fewer sales and marketing personnel and, in 2016, less utilization of contractors. Sales and marketing expenses for 2017, 2016 and 2015 included severance expense of $234,000, $356,000 and $550,000, respectively, relating cost reduction initiatives.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Compensation and employee-related	$3,525	$3,920	$7,522	$(395)	$(3,602)	(10)%	(48)%
Overhead and other expenses	1,078	1,708	3,607	(630)	(1,899)	(37)	(53)
Outside services and consulting	2,404	2,383	4,146	21	(1,763)	1	(43)
Depreciation and amortization	724	756	549	(32)	207	(4)	38
Equity-based compensation	836	955	1,054	(119)	(99)	(12)	(9)
Total general and administrative expenses	$8,567	$9,722	$16,878	$(1,155)	$(7,156)	(12)%	(42)%
Total general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 represented 30%, 31% and 49% of revenues, respectively. The Company had 21, 24 and 31 general and administrative personnel at December 31, 2017, 2016 and 2015, respectively.
The decrease in expenses in 2017 and 2016, compared to the respective prior year periods, was driven primarily by lower employee costs due to fewer general and administrative personnel. Additionally, expenses incurred in 2015 that contributed to the decrease included an equipment operating lease loss of $1.0 million and a loss relating to a third-party license agreement of $1.2 million. Also driving the decrease were non-recurring audit, legal and outside service costs in 2015 associated with transition and reorganization activities resulting from the divestiture in 2014 of the Company's disc publishing business. General and administrative expenses for 2016 and 2015 included severance expense of $78,000 and $1.4 million, respectively, relating cost reduction initiatives and executive transition initiatives; no significant severance expense was incurred in 2017.
Amortization of Purchased Intangibles
Operating expenses include $904,000, $891,000 and $798,000 in 2017, 2016 and 2015, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2018 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2017	2016	2015	2016 to 2017	2015 to 2016	2016 to 2017	2015 to 2016
Interest income (expense), net	$(2,852)	$(287)	$7	$(2,565)	$(294)	894%	(4,200)%
Change in fair value of warrant liability	74	137	—	(63)	137	(46)	n/m
Other, net	(433)	84	(131)	(517)	215	(615)	(164)
Total other expense, net	$(3,211)	$(66)	$(124)	$(3,145)	$58	4,765%	(47)%
The Company recognized interest expense on its term loan and capital leases of $2.9 million and $287,000 in 2017 and 2016, respectively, and interest income on cash and marketable securities, net of interest expense on capital leases, of $7,000 in 2015. Interest expense for 2017 and 2016 includes the accrual of interest on the Company's term loan at prime plus 6%, as well as the amortization of deferred financing costs. During 2017, concurrent with the Company's modification its term loan credit agreement with Hale Capital Partners, LP, the Company commenced a plan to refinance the term loan, which it completed upon the closing of its $10.0 million credit agreement with ESW Holdings, Inc. on January 12, 2018. In connection with this refinancing plan, upon loan modification, the Company accelerated the amortization of deferred financing costs by recognizing the unamortized deferred financing costs over the expected remaining term of the Hale credit agreement. As a result of the loan modification, the Company had unamortized debt discount and debt issuance costs of $2.0 million on November 6, 2017, of which it recognized $1.6 million of interest expense for the amortization of deferred financing costs through December 31, 2017, resulting in unamortized debt discount and debt issuance costs of $395,000 as of December 31, 2017. The balance of unamortized deferred financing costs will be recognized in 2018 during the year-to-date period ending January 12, 2018, to coincide with the extinguishment of the term note under the Hale credit agreement
In conjunction with the debt financing completed in October 2016, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31, 2017. The warrant contains a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreement. As a result of this feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability. The fair value of the warrant liability is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss in the Company’s consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company recorded a non-cash gain from the change in fair value of the warrant liability of $74,000 and $137,000, respectively. The decrease in fair value in 2017 was primarily driven by decreased volatility in the Company’s stock price and in 2016 was primarily driven by a decrease in the Company’s stock price, each of which had a corresponding impact to the valuation of the warrant liability.
During 2017, the Company determined that one of its two office spaces in London, England was no longer needed and, in December 2017, ceased using the leased space, subsequently making it available for sublessee occupancy. Also in December 2017, the Company entered into a sublease agreement, having a term beginning January 1, 2018 and extending through September 2019, and received the first year’s sublease payment of $122,000. Accordingly, the Company recorded a liability at fair value of $194,000, which is reported in accrued liabilities as of December 31, 2017, for the future contractual lease payments, net of expected sublease receipts. The Company also recorded a loss related to the exit activity of $72,000, which is included in other income (expenses) for the year ended December 31, 2017.
Other income also included the net gains (losses) on foreign currency transactions of $(356,000), $162,000 and $(131,000) in 2017, 2016 and 2015, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. For the years ended December 31, 2017, 2016 and 2015, net income tax benefit amounted to $358,000, $252,000 and $839,000, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The Tax Act establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 34% to 21%, repeal of the corporate AMT system, limitations on the deductibility of interest expense and executive compensation, and changes to net operating loss carryforward rules. The Tax Act also includes various international provisions, including a one-time deemed mandatory repatriation of accumulated foreign earnings and a new tax referred to as Global Intangible Low-Tax Income (GILTI).

Income tax benefit in 2017 is primarily attributable to the Tax Act and to UK operations, which include refundable research credits. The Company recorded a provision tax benefit of $172,000 for the impact of the Tax Act. The tax benefit primarily relates to the future cash refund of excess AMT credits due to the repeal of the corporate AMT system. AMT credits previously had a full valuation allowance recorded, however a benefit was recorded as the AMT credits are now expected to be realized. For further discussion of the Tax Act and its impact on the Company's consolidated financial statements, see Note 9–"Income Taxes" of the accompanying consolidated financial statements.
Income tax benefit in 2016 and 2015 is primarily attributable to UK operations, which include refundable research credits.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$7,690	$10,364
Working capital	$(1,467)	$5,215
Financing obligations	$1,050	$678
Term loan	7,605	6,617
Financing obligations and term loan	$8,655	$7,295
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, which includes the proceeds of the debt financing completed in the first quarter of 2018, as well as any cash flows that may be generated from current operations. Based on expected revenue performance and continued management of expenses to scale with revenue, the Company expects that it will be cash flow breakeven for the fourth quarter of 2018. If the Company is unable to meet its revenue expectations, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At December 31, 2017, the Company had aggregate negative working capital of $1.5 million, down $6.7 million from positive working capital of $5.2 million at December 31, 2016. The primary contributors to the decrease in working capital were the generation of a net loss adjusted for non-cash items during the year ended December 31, 2017 of $5.6 million, debt issuance costs of $225,000 and principal payments on capital lease obligations of $505,000.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations. The term loan consisted of a three-year note having a face value of $8.0 million, which was paid in full upon the execution of a $10.0 million credit agreement with ESW Holdings, Inc. on January 12, 2018. The Company used $8.8 million of the $10.0 million term loan proceeds provided through the credit agreement with ESW, Holdings, Inc. to pay all outstanding obligations under the term loan credit agreement dated as of October 21, 2016 among the Company, Qumu, Inc., HCP-FVD, LLC, as lender and Hale Capital Partners, LP, as administrative agent. Concurrently with such repayment, the October 21, 2016 term loan credit agreement terminated by its terms effective January 12, 2018.
Apart from proceeds from term loans received in the fourth quarter of 2016 and the first quarter of 2018, the Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $894,000 as of December 31, 2017. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Act.
Summary of Credit Agreement and Warrant
On January 12, 2018, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into a term loan credit agreement (the “ESW Credit Agreement”) with ESW Holdings, Inc. as lender and administrative agent (the “Administrative Agent”) pursuant to which the Company borrowed $10.0 million in the form of a term loan.
The term loan is scheduled to mature on January 10, 2020. Interest will accrue and compound monthly at a variable rate per annum equal to the prime rate plus 4%. The Company may prepay the term loan at any time with the payment of a pre-payment fee of 10% of the amount prepaid. The Company is obligated to prepay the term loan, with the payment of the applicable pre-payment fee, with the net proceeds from certain dispositions, issuances of equity or debt securities, extraordinary transactions and upon a change of control. Notwithstanding the foregoing, the disposition of the Company’s interest in BriefCam, Ltd. would not trigger a mandatory pre-payment, and the pre-payment fee would not attach to a voluntary pre-payment from proceeds of a disposition of BriefCam, Ltd.
The ESW Credit Agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The affirmative covenants require, among other things, that the Company deliver to the Administrative Agent financial statements, annual operating plan, updated schedules, various reports, compliance certificates and other information. There are also affirmative covenants relating to access to collateral and the Company’s books and records, insurance, compliance with laws, payment of taxes, maintenance of existence, employee benefit plans, maintenance of accounts, and environmental matters. The negative covenants prohibit the Company from incurring debt, encumbering its assets, exceeding operating lease expense amounts, making dividends, distributions or payments on the Company’s capital stock, being a party to any acquisition or any merger or consolidation or similar transaction, modifying its organizational documents, entering into certain transactions with affiliates, making certain transfers to or conducting certain business through foreign subsidiaries, and incentivizing accelerated customer payments. The negative covenants of the ESW Credit Agreement also require the Company to meet financial covenants beginning with the quarter ended September 30, 2018 relating to minimum core bookings, maximum deferred revenue non-current, minimum subscription, and maintenance and support revenue and minimum subscription and maintenance and support dollar renewal rates.
Upon certain events of default relating to bankruptcy or insolvency, the obligations under the ESW Credit Agreement will become immediately due and payable. Upon other events of default – including relating to non-payment of the term loan obligations, non-payment of other debt, default of other material obligations, non-compliance with loan documents, breach of representations or warranties, certain pension plan events, certain judgments, invalidity of collateral documents, termination of the Company’s reporting obligations to the Securities and Exchange Commission or failure to be listed on any national stock exchange, material adverse effect and cessation of business – the Administrative Agent may declare all or any part of the obligations under the ESW Credit Agreement to be due and payable.
Pursuant to a Guaranty and Collateral Agreement dated January 12, 2018 in favor of the Administrative Agent, the Company granted a first priority security interest in substantially all of its properties, rights and assets (including equity interests of the Company’s subsidiaries) and Qumu, Inc. provided a full and unconditional guaranty of the Company’s obligations under the ESW Credit Agreement.
In connection with the ESW Credit Agreement, on January 12, 2018, the Company issued to ESW Holdings, Inc. a warrant to purchase 925,000 shares of the Company's common stock. On February 28, 2018, the Company agreed with ESW to amend and restate the warrant to add a limitation on the number of shares issuable upon exercise of the warrant due to anti-dilution adjustments. That amended and restated warrant is summarized below.
The warrant has an exercise price of $1.96 per share (subject to anti-dilution adjustments), an expiration date of January 12, 2028, and is transferable. Simultaneously with any adjustment to the exercise price described as a result of anti-dilution adjustments, the number of shares of the Company's common stock that may be purchased upon exercise of the warrant shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable under the warrant for the increased or decreased number of warrant shares shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. However, in the case of an adjustment to the exercise price due to a “Dilutive Issuance” (as defined in the warrant), the number of warrant shares shall not be increased in excess of 1,878,049 (subject to adjustment as provided in the warrant for other adjustments not relating to Dilutive Issuances).
Upon a “Fundamental Transaction,” essentially the sale of the Company as defined in the warrant agreement, the warrant holder has the right thereafter to receive, upon exercise of the warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if the holder had been, immediately prior to such Fundamental Transaction, the holder of the number of common shares then issuable upon such exercise of the warrant. Alternatively, the holder may require the Company to purchase the warrant from the holder thereof for a cash amount equal to the greater of the Original Issuance Value ($1,936,535) in respect of the remaining unexercised portion of the warrant and the Black-Scholes value of the remaining unexercised portion of the warrant through the date of consummation of the Fundamental Transaction. Pursuant to the terms of the warrant, the Company will file and cause to be effective a registration statement to register the resale of the shares of common stock underlying the warrant.

Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flows from (used in):
Operating activities	$(2,012)	$(9,484)	$(23,227)
Investing activities	(24)	6,174	18,923
Financing activities	(747)	6,956	(228)
Effect of exchange rate changes on cash	109	(354)	(80)
Net change in cash and cash equivalents	$(2,674)	$3,292	$(4,612)
Net change in marketable securities and restricted cash	$—	$(6,249)	$(19,537)
Operating activities
Net cash used in operating activities was $2.0 million for 2017 compared to $9.5 million for 2016.
The change in operating cash flows for the 2017 period as compared to the 2016 period was due to the reduction the Company's operating loss and the favorable impacts of changes in accounts payable and other accrued liabilities, deferred revenue, prepaid expenses and other current assets, and accrued compensation.
Investing activities
Net cash used by investing activities totaled, in the aggregate, $24,000 for 2017 compared to net cash provided of $6.2 million in 2016. Primarily driving the use of cash in 2017 were purchases of property and equipment. The $6.2 million cash provided by investing activities in 2016 resulted from maturities of marketable securities of $6.3 million, net of related purchases, partially offset by purchases of property and equipment of $76,000.
Financing activities
Financing activities used net cash of $747,000 during 2017, primarily consisting of cash used for payments on financing obligations of $505,000 and payments for fees to amend the Company's credit agreement with Hale Capital Partners, LP of $225,000. Financing activities provided $7.0 million of cash in the comparable period in 2016, primarily from net proceeds from the debt financing of $7.5 million, offset in part by cash used for payments on financing obligations of $513,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the ESW Credit Agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions for relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the years ended December 31, 2017, 2016 and 2015. Under the ESW Credit Agreement, the Company is prohibited from declaring or paying any dividends.

Contractual Obligations. The following table summarizes the Company's contractual cash obligations at December 31, 2017, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Term loan(1)	$2,727	$5,273	$—	$—	$—	$—	$8,000
Pre-payment penalty on term loan(2)	273	—	—	—	—	—	273
Operating leases	889	538	298	300	306	26	2,357
Capital leases and other financing obligations (3)	255	3	—	—	—	—	258
Purchase obligations(4)	455	35	—	—	—	—	490
Income tax liabilities under ASC 740 (5)	—	—	—	—	—	—	—
Total contractual cash obligations	$4,599	$5,849	$298	$300	$306	$26	$11,378
_________________________________________________

(1)	Amounts include principal payments as set forth in Amendment No. 2 to the Company's credit agreement with Hale Capital Partners, LP ("Amendment No. 2").

(2)	Amount for 2018 consists of a pre-payment penalty contractually required under the payment schedule set forth in Amendment No. 2.

(3)	Amounts include principal and interest.

(4)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancelable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancelable, the entire value of the contract is included in the table.

(5)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2017 to be paid to the applicable tax authorities in 2018. The full balance of unrecognized tax benefits under ASC 740 of $1.1 million at December 31, 2017, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. The new standard is effective for the Company on January 1, 2018.
The new revenue standard may be applied using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt the standard in the first quarter of 2018 utilizing the modified retrospective (cumulative effect) method. Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in the Company's consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted. While the Company continues to assess all potential impacts of this new standard, it currently believes the most significant impacts relate to the accounting for the timing of revenue recognition of subscription, or term-based, software license arrangements. Specifically, under the new standard:

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
At the date of adoption of this new guidance, the Company expects to record a cumulative adjustment to the Company's consolidated balance sheet, including an adjustment to retained earnings, to adjust for the aggregate impact of these revenue items, as calculated under the new guidance. The Company currently estimates the amount of such adjustment to retained earnings to be approximately $1.1 million, or 4% of its annual 2017 revenues. Such estimate is preliminary and subject to change as the Company finalizes its implementation process.

The adoption of the standard required the implementation of enhanced accounting systems and processes, including an advanced revenue module to the Company's ERP system to assist in maintaining multi-books (i.e., ASC 606 and ASC 605) to aid in monitoring and reporting on the cumulative impact of the adoption on a going forward basis. This implementation will impact the Company's internal controls over revenue recognition and financial reporting. The Company has implemented revised controls in anticipation adopting the new standard January 1, 2018.
The Company's analysis and evaluation of the new standard will continue through the filing of its first quarter 2018 consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Translation. As of December 31, 2017, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling, Japanese Yen and Singapore Dollar to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. Upon execution of the ESW Credit Agreement on January 12, 2018, the Company is required to accrue interest, compounding monthly, at a variable rate per annum equal to the prime rate plus 4%, due at maturity on January 10, 2020. Changes in interest rates would impact the Company's cash reserves upon payment of accrued interest. A 100-basis point increase in the prime rate would increase the Company's annual pre-tax interest expense by approximately $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors
Qumu Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qumu Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1989.
Minneapolis, Minnesota
March 23, 2018

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,690	$10,364
Receivables, net	5,529	7,495
Income tax receivable	156	317
Prepaid expenses and other current assets	1,830	2,470
Total current assets	15,205	20,646
Property and equipment, net	911	1,827
Intangible assets, net	6,295	8,110
Goodwill	7,390	6,749
Deferred income taxes, non-current	77	70
Other assets, non-current	4,398	4,827
Total assets	$34,276	$42,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,878	$2,394
Accrued compensation	1,824	2,361
Deferred revenue	8,923	8,992
Deferred rent	181	283
Financing obligations	1,047	508
Warrant liability	819	893
Total current liabilities	16,672	15,431
Long-term liabilities:
Deferred revenue, non-current	141	423
Income taxes payable, non-current	3	6
Deferred tax liability, non-current	153	294
Deferred rent, non-current	507	712
Financing obligations, non-current	3	170
Term loan, non-current	7,605	6,617
Total long-term liabilities	8,412	8,222
Total liabilities	25,084	23,653
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,364,804 and 9,227,247, respectively	94	92
Additional paid-in capital	68,035	66,864
Accumulated deficit	(56,197)	(44,473)
Accumulated other comprehensive loss	(2,740)	(3,907)
Total stockholders’ equity	9,192	18,576
Total liabilities and stockholders’ equity	$34,276	$42,229
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Software licenses and appliances	$5,982	$5,839	$9,456
Service	22,185	25,843	24,998
Total revenues	28,167	31,682	34,454
Cost of revenues:
Software licenses and appliances	2,407	2,474	2,949
Service	7,855	9,886	14,550
Total cost of revenues	10,262	12,360	17,499
Gross profit	17,905	19,322	16,955
Operating expenses:
Research and development	7,279	8,541	10,689
Sales and marketing	10,026	11,529	17,994
General and administrative	8,567	9,722	16,878
Amortization of purchased intangibles	904	891	798
Total operating expenses	26,776	30,683	46,359
Operating loss	(8,871)	(11,361)	(29,404)
Other income (expense):
Interest income (expense), net	(2,852)	(287)	7
Change in fair value of warrant liability	74	137	—
Other, net	(433)	84	(131)
Total other expense, net	(3,211)	(66)	(124)
Loss before income taxes	(12,082)	(11,427)	(29,528)
Income tax benefit	(358)	(252)	(839)
Net loss from continuing operations	(11,724)	(11,175)	(28,689)
Net loss from discontinued operations, net of tax	—	—	(10)
Net loss	$(11,724)	$(11,175)	$(28,699)
Net loss per share – basic:
Net loss from continuing operations per share – basic	$(1.25)	$(1.21)	$(3.11)
Net loss from discontinued operations per share – basic	$—	$—	$—
Net loss per share – basic	$(1.25)	$(1.21)	$(3.11)
Weighted average shares outstanding – basic	9,347	9,232	9,235
Net loss per share – diluted:
Net loss from continuing operations per share – diluted	$(1.25)	$(1.23)	$(3.11)
Net loss from discontinued operations per share – diluted	$—	$—	$—
Net loss per share – diluted	$(1.25)	$(1.23)	$(3.11)
Weighted average shares outstanding – diluted	9,347	9,232	9,235
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(11,724)	$(11,175)	$(28,699)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	1,167	(2,387)	(749)
Change in net unrealized loss on marketable securities, net of tax	—	1	13
Total other comprehensive income (loss)	1,167	(2,386)	(736)
Total comprehensive loss	$(10,557)	$(13,561)	$(29,435)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2014	9,127	$91	$63,566	$(4,599)	$(785)	$58,273
Net loss	—	—	—	(28,699)	—	(28,699)
Other comprehensive loss, net of taxes	—	—	—	—	(736)	(736)
Issuance of restricted stock	48	1	(1)	—	—	—
Stock issued in stock option exercise	20	—	142	—	—	142
Redemption of stock to cover tax withholding for employee stock plans	(6)	—	(50)	—	—	(50)
Net tax reductions relating to exercise and expiration of stock options	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	1,834	—	—	1,834
Balance at December 31, 2015	9,189	$92	$65,484	$(33,298)	$(1,521)	$30,757
Net loss	—	—	—	(11,175)	—	(11,175)
Other comprehensive loss, net of taxes	—	—	—	—	(2,386)	(2,386)
Issuance of restricted stock	45	—	—	—	—	—
Redemption of stock to cover tax withholding for employee stock plans	(7)	—	(26)	—	—	(26)
Net tax reductions relating to expiration of stock options	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	1,421	—	—	1,421
Balance at December 31, 2016	9,227	$92	$66,864	$(44,473)	$(3,907)	$18,576
Net loss	—	—	—	(11,724)	—	(11,724)
Other comprehensive income, net of taxes	—	—	—	—	1,167	1,167
Issuance of restricted stock	144	2	(2)	—	—	—
Redemption of stock to cover tax withholding for employee stock plans	(6)	—	(17)	—	—	(17)
Stock-based compensation	—	—	1,190	—	—	1,190
Balance at December 31, 2017	9,365	$94	$68,035	$(56,197)	$(2,740)	$9,192

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(11,724)	$(11,175)	$(28,699)
Net income (loss) from discontinued operations, net of tax	—	—	(10)
Net loss from continuing operations	(11,724)	(11,175)	(28,689)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	3,045	3,303	3,118
Stock-based compensation	1,190	1,421	1,834
Accretion of debt discount and issuance costs	2,013	152	—
Loss on disposal of property and equipment	—	4	108
Loss on lease contract termination	72	—	—
Change in fair value of warrant liability	(74)	(137)	—
Deferred income taxes	(166)	(229)	(564)
Changes in operating assets and liabilities:
Receivables	2,101	3,244	(1,331)
Income taxes receivable / payable	167	266	(378)
Prepaid expenses and other assets	1,166	(138)	748
Accounts payable and other accrued liabilities	1,656	(1,406)	443
Accrued compensation	(574)	(1,575)	(2,184)
Deferred revenue	(573)	(2,673)	2,729
Deferred rent	(311)	(265)	48
Other non-current liabilities	—	(226)	226
Net cash used in continuing operating activities	(2,012)	(9,434)	(23,892)
Net cash provided by (used in) discontinued operating activities	—	(50)	665
Net cash used in operating activities	(2,012)	(9,484)	(23,227)
Investing activities:
Sales and maturities of marketable securities	—	6,250	27,465
Purchases of marketable securities	—	—	(10,250)
Purchases of property and equipment	(24)	(76)	(635)
Proceeds from sale of property and equipment	—	—	43
Net cash provided by (used in) continuing investing activities	(24)	6,174	16,623
Net cash provided by discontinued investing activities, including proceeds from sale of business	—	—	2,300
Net cash provided by (used in) investing activities	(24)	6,174	18,923
Financing activities:
Proceeds from term loan and warrant issuance	—	8,000	—
Payments for term loan and warrant issuance costs	(225)	(505)	—
Principal payments on capital lease obligations	(505)	(513)	(320)
Common stock repurchases to settle employee withholding liability	(17)	(26)	(50)
Proceeds from employee stock plans	—	—	142
Net cash provided by (used in) financing activities	(747)	6,956	(228)
Effect of exchange rate changes on cash	109	(354)	(80)
Net increase (decrease) in cash and cash equivalents	(2,674)	3,292	(4,612)
Cash and cash equivalents, beginning of year	10,364	7,072	11,684
Cash and cash equivalents, end of year	$7,690	$10,364	$7,072

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosures
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of net cash paid (received) during the year:
Income taxes	$(190)	$22	$(22)
Interest	$853	$211	$33
Non-cash investing and financing activities:
Term loan debt issuance costs included in accrued liabilities	$800	$—	$—
Financing obligations related to prepaid expenses and other assets	$73	$182	$402
Financing obligations related to property and equipment	$—	$—	$927
Accrued liabilities and other non-current liabilities related to leasehold improvements	$—	$—	$689

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. The world’s largest organizations leverage the Qumu platform for a variety of cloud-based, on premise and hybrid use cases including self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company markets its products to customers primarily in North America, Europe and Asia.
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
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. On June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. As a result, effective June 27, 2014, the disc publishing business was classified as held for sale and qualified for presentation as discontinued operations effective with the reporting of the Company's financial results for the second quarter of 2014. Accordingly, effective June 27, 2014, the Company had one remaining reportable segment, the enterprise video content management software business. The operational results of the disc publishing business are presented in the “Net loss from discontinued operations, net of tax” line item on the consolidated statements of operations. All remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business, other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations.
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
Liquidity
The Company has experienced recurring operating losses and negative cash flows from operating activities and, during the fourth quarter of 2017, it was difficult for management to reliably project future compliance with certain covenants in its credit agreement with Hale Capital Partners, LP under certain financial scenarios. If the Company is not able to maintain compliance with its covenants that results in an Event of Default, a lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. Subsequent to year end, the Company replaced its credit agreement, as described in Note 4–"Commitments and Contingencies," and is projecting future compliance with its covenants with an operating plan that, when combined with its expense reduction program, further aligns spending with revenue.
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
Revenue Recognition
The Company generates revenue through the sale of enterprise video content management software solutions, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services. The Company commences revenue recognition when all of the following conditions are met: there is persuasive evidence of an arrangement; the product has been delivered or the services have been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. More specifically:

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

Deferred Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancelable customer contracts and also commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $309,000 and $411,000 at December 31, 2017 and 2016, respectively. Deferred commission costs in other assets, non-current were $46,000 and $148,000 at December 31, 2017 and 2016, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value. As of December 31, 2017, cash and cash equivalents include certain funds required to be segregated for debt repayment, as described in Note 4–“Commitments and Contingencies.” Such funds were under the Company’s control as of December 31, 2017 and were subsequently released from such requirement upon the Company’s refinancing of its term loan on January 12, 2018.
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
Changes to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2017	2016	2015
Balance at beginning of year	$34	$24	$55
Write-offs	(11)	(11)	—
Change in provision	(2)	21	(31)
Balance at end of year	$21	$34	$24
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company records provisions for potential excess, obsolete and slow-moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. Inventory included in prepaid expenses and other current assets was $227,000 and $204,000 as of December 31, 2017 and 2016, respectively.
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
Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2017, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired. See Note 3–"Intangible Assets and Goodwill."
Investment in Nonconsolidated Company
As of December 31, 2017 and 2016, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. ("BriefCam") a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment is included in other non-current assets. Qumu's ownership interest is less than 20%. Qumu accounts for this equity investment using the cost method. Equity securities accounted for under the cost method are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If an unrealized loss for the investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statements of operations in the period the determination is made. Qumu monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment.
Derivative Liability
In conjunction with debt financing completed in October 2016, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31, 2017. The Company accounts for the warrant, a derivative financial instrument issued in conjunction with the Company's 2016 debt financing, as a current liability based upon the characteristics and provisions of the instrument. The warrant was determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreement, to elect to receive a minimum cash payment in lieu of the Company's common shares. The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using an option pricing model that is based on the individual characteristics of the warrant on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
Stock-Based Compensation
The Company measures stock-based compensation based on the fair value of the award at the date of grant. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period for the entire award. Compensation cost is recognized for all awards over the vesting period to the extent the requisite service requirements are met, whether or not the award is ultimately exercised. Conversely, when the requisite service requirements are not met and the award is forfeited prior to vesting, any compensation expense previously recognized for the award is reversed.
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
Royalties for Third-Party Technology
Royalties for third-party technology are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalties are generally expensed to cost of revenue at the greater of a rate based on the contractual or estimated term or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Each quarter, the Company also evaluates the expected future realization of its prepaid royalties, as well as any minimum commitments not yet paid to determine amounts it deems unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to general and administrative expense, and any impairments or losses determined post-launch are charged to cost of revenue. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
During the quarter ended December 31, 2015, the Company recognized a loss relating to a third-party license agreement of $1.2 million to general and administration expense which included the write-off of a $606,000 prepaid royalty and the accrual of the remaining $606,000 minimum royalty payments.
Income Taxes
The Company provides for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income (expense). The net gains (losses) on foreign currency transactions for the year ended December 31, 2017, 2016 and 2015 were $(356,000), $162,000 and $(131,000), respectively, and are included in other income (expenses) in the consolidated statements of operations.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting both the numerator (net loss) and the denominator (weighted-average number of shares outstanding), giving effect to all potentially dilutive common shares from the warrant, options and restricted stock units. The treasury stock method is used for computing potentially dilutive common shares. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with the net number of shares assumed to be issued added to the denominator. In addition, the numerator is adjusted to exclude the changes in the fair value of the warrants that are classified as a liability, but may be settled in shares. For the year ended December 31, 2016, the Company reported diluted net loss as the impact of excluding the warrant income and related potentially dilutive shares was dilutive. Basic and diluted net loss per common share was the same for the years ended December 31, 2017 and 2015 as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and items defined as other comprehensive income, such as unrealized gains and losses on certain marketable securities and foreign currency translation adjustments. Such items are reported in the consolidated statements of comprehensive income (loss).

New Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has issued numerous amendments to ASU 2014-09 from August 2015 through January 2018, which provide supplemental and clarifying guidance, as well as amend the effective date of the new standard. The new standard is effective for the Company on January 1, 2018.
The new revenue standard may be applied using either of the following transition methods: a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt the standard in the first quarter of 2018 utilizing the modified retrospective (cumulative effect) method. Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in the Company's consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted. While the Company continues to assess all potential impacts of this new standard, it currently believes the most significant impacts relate to the accounting for the timing of revenue recognition of subscription, or term-based, software license arrangements. Specifically, under the new standard:

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
At the date of adoption of this new guidance, the Company expects to record a cumulative adjustment to the Company's consolidated balance sheet, including an adjustment to retained earnings, to adjust for the aggregate impact of these revenue items, as calculated under the new guidance. The Company currently estimates the amount of such adjustment to retained earnings to be approximately $1.1 million, or 4% of its annual 2017 revenues. Such estimate is preliminary and subject to change as the Company finalizes its implementation process.
The adoption of the standard required the implementation of enhanced accounting systems and processes, including an advanced revenue module to the Company's ERP system to assist in maintaining multi-books (i.e., ASC 606 and ASC 605) to aid in monitoring and reporting on the cumulative impact of the adoption on a going forward basis. This implementation will impact the Company's internal controls over revenue recognition and financial reporting. The Company has implemented revised controls in anticipation adopting the new standard January 1, 2018.

The Company's analysis and evaluation of the new standard will continue through the filing of its first quarter 2018 consolidated financial statements.
2) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Computer, network equipment and furniture	$3,681	$3,639
Leasehold improvements	1,908	1,899
Total property and equipment	5,589	5,538
Less accumulated depreciation and amortization	(4,678)	(3,711)
Total property and equipment, net	$911	$1,827
Depreciation and amortization expense associated with property and equipment was $944,000, $1,161,000 and $1,052,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
3) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	December 31, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,928	$8,225	$2,184	$15,337
Accumulated amortization	(2,194)	(6,043)	(805)	(9,042)
Net identifiable intangible assets	$2,734	$2,182	$1,379	$6,295
Weighted-average useful lives (years)	10	6	15	9

	December 31, 2016
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,759	$7,917	$2,178	$14,854
Accumulated amortization	(1,577)	(4,509)	(658)	(6,744)
Net identifiable intangible assets	$3,182	$3,408	$1,520	$8,110
Weighted-average useful lives (years)	10	6	15	9
Changes to the carrying amount of net amortizable intangible assets for the year ended December 31, 2017 consisted of the following (in thousands):

Year Ended December 31, 2017
Balance, beginning of year	$8,110
Amortization expense	(2,101)
Currency translation	286
Balance, end of year	$6,295
Amortization expense of intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense associated with the developed technology included in cost of revenues	$1,197	$1,251	$1,268
Amortization expense associated with other acquired intangible assets included in operating expenses	904	891	798
Total amortization expense	$2,101	$2,142	$2,066

The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

Year Ending December 31,
2018	$1,938
2019	1,252
2020	968
2021	749
2022	550
Thereafter	838
Total	$6,295
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.4 million at December 31, 2017 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date. The gross carrying amount of goodwill related to the 2011 acquisition of Qumu, Inc. of $22.2 million was fully impaired in 2012.
As of December 31, 2017, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.
4) Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	December 31,
	2017	2016
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(613)	(372)
Assets acquired under capital lease obligations, net	$185	$426
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	December 31,
	2017	2016
Capital leases and other financing obligations, current	$1,047	$508
Capital leases and other financing obligations, noncurrent	3	170
Total capital leases and other financing obligations	$1,050	$678

The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease.
Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses as of December 31, 2017 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Years ending December 31,
2018	$255	$889	$1,144
2019	3	538	541
2020	—	298	298
2021	—	300	300
2022	—	306	306
Thereafter	—	26	26
Total minimum lease payments	258	$2,357	$2,615
Less amount representing interest	(8)
Present value of net minimum lease payments	250
Prepayment fee on term note payable with Hale Capital Partners, LP	800
Total capital leases and other financing obligations	$1,050
On March 5, 2015, the Company entered into an office facility lease agreement for space that serves as its corporate headquarters. The eighty-nine month lease commenced on September 1, 2015, provides the Company approximately 16,474 square feet in Minneapolis, Minnesota, with the initial term expiring January 31, 2023. Total base rent payable over the lease period is $1.8 million. The Company has one option to extend the term of the lease for an additional five-year period with respect to the leased premises. The lease agreement allowed the Company to construct leasehold improvements to the new space prior to the effective date of the lease. As the leasehold improvements are the property of the Company, the associated costs, amounting to approximately $713,000, were capitalized in property and equipment as of September 30, 2015 and are being depreciated over the term of the lease. As an incentive to enter into the lease agreement, the lessor provided the Company a one-time tenant improvement allowance of $689,000 to apply against the cost of the leasehold improvements. The one-time tenant improvement allowance is included in deferred rent and is being amortized as a reduction of rent expense over the term of the lease.
During the third quarter 2015, the Company recognized an equipment operating lease loss of $1.0 million relating to equipment the Company no longer utilizes as part of it managed services offerings.
Rent expense under operating leases amounted to approximately $1.3 million, $1.3 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Lease Contract Termination
During 2017, the Company determined that one of its two office spaces in London, England was no longer needed and, in December 2017, ceased using the leased space, subsequently making it available for sublessee occupancy. Also in December 2017, the Company entered into a sublease agreement, having a term beginning January 1, 2018 and extending through September 2019, and received the first year’s sublease payment of $122,000. Accordingly, the Company recorded a liability at fair value of $194,000, which is reported in accrued liabilities as of December 31, 2017, for the future contractual lease payments, net of expected sublease receipts. The Company also recorded a loss related to the exit activity of $72,000, which is included in other income (expenses) for the year ended December 31, 2017.

Term Loans
Hale Capital Partners, LP
On October 21, 2016, the Company entered into a term loan credit agreement (the “Hale credit agreement”) with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent (the “Administrative Agent”). HCP-FVD, LLC is an affiliate of Hale Capital Partners, LP. As further described in Note 13–"Subsequent Events" under "ESW Holdings, Inc.," on January 12, 2018, the Company entered into a term loan credit agreement (the "ESW credit agreement") with ESW Holdings, Inc. as lender and administrative agent pursuant to which the Company borrowed $10.0 million in the form of a term loan, the proceeds of which were primarily used to extinguish the outstanding balance on the term loan with Hale Capital Partners, LP. A warrant issued in connection with the Hale credit agreement, as described in Note 5–"Fair Value Measurements," remained outstanding subsequent to the extinguishment of the term loan under the Hale credit agreement.
Pursuant to the Hale credit agreement, the Company borrowed $8.0 million as a term loan on October 21, 2016. The term loan was scheduled to mature on October 21, 2019 and required payment of interest monthly at the prime rate plus 6.0%. As of December 31, 2017, interest was payable at 10.5%.
Upon issuance, the term loan was recorded in the Company's consolidated balance sheet net of an original issue discount of $1.0 million, which represented the fair value of the warrant issued in connection with the debt financing. Also upon issuance, the Company recorded debt issuance costs of $440,000, which were net of $65,000 of costs allocated to the warrant liability and were recorded as a reduction to the carrying value of the term loan.
The term loan is reported in the Company's consolidated balance sheets as follows (in thousands):

	December 31,
	2017	2016
Term loan, at face value	$8,000	$8,000
Unamortized original issue discount	(121)	(967)
Unamortized debt issuance costs	(274)	(416)
Term loan	$7,605	$6,617
The term loan had an estimated fair value of $8.0 million as of December 31, 2017. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
The Hale credit agreement provided for the Company to prepay the term loan at any time with the payment of a pre-payment fee. The Company was obligated to prepay the term loan, with the payment of the applicable pre-payment fee, with the net proceeds from certain dispositions, issuances of equity or debt securities, extraordinary transactions or upon a change of control.
In connection with the Hale credit agreement, the Company granted a first priority security interest in substantially all of its properties, rights and assets and in the stock of Qumu, Inc. Pursuant to a charge over shares by deed by Qumu Corporation as Chargor and the Administrative Agent, the Company pledged to the Administrative Agent 65% of its shares in Qumu UK Holdings Ltd.
The Hale credit agreement contained affirmative and negative covenants and requirements relating to the Company and its operations. The negative covenants prohibited the Company from incurring debt, encumbering its assets, exceeding operating lease expense amounts, making dividends, distributions or payments on the Company’s capital stock, being a party to any acquisition or any merger or consolidation or similar transaction, modifying its organizational documents, entering into certain transactions with affiliates, making certain transfers to or conducting certain business through foreign subsidiaries, and incentivizing accelerated customer payments. The negative covenants of the Hale credit agreement also required the Company to meet various financial covenants relating to a maximum cumulative net cash operating amount, minimum eligible accounts receivable and cash, minimum cash, minimum core bookings, maximum deferred revenue non-current, minimum subscription, maintenance and support revenue, and minimum subscription and maintenance and support dollar renewal rates.
On March 31, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 1 to its Hale credit agreement dated October 21, 2016 with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Through the Amendment No. 1, the parties agreed to reduce the minimum core bookings covenant from $10 million to $8 million for any computation period ending prior to June 30, 2018 (returning to $10 million for any computation period ending on or after June 30, 2018) and to increase the covenant relating to minimum amount of eligible accounts receivable and cash from 100% to 118% of outstanding obligations. The parties also amended the Hale credit agreement to require prepayment of 100% of the net cash proceeds of any “Asset Disposition” as defined in the Hale credit agreement and to increase the prepayment fee to 10% of the principal amount prepaid if prepayment occurs at any time prior to October 21, 2019. In connection with the amendment, the Company paid the administrative agent an amendment fee of $125,000, the unamortized portion of which is included in debt issuance costs as of December 31, 2017.
On November 6, 2017, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into an Amendment No. 2 to its Hale credit agreement dated October 21, 2016. Through the Amendment No. 2, the parties agreed to amend the covenants of the Hale credit agreement to (a) reduce the minimum core bookings covenant to $8 million for all future periods, (b) decrease the covenant relating to minimum amount of eligible accounts receivable and cash from 118% to 100% of outstanding obligations, (c) reduce the minimum subscription, maintenance and support revenue from $18 million to $15 million, and (d) reduce the minimum cash covenant to $1 million at any time after May 7, 2018. The parties also amended one of the exclusions to the definition of “eligible accounts” relating to large accounts receivable and provided that the exclusion is not applicable during any period prior to November 30, 2018. On that date and thereafter, an account that exceeds 75% of the aggregate amount of all otherwise eligible accounts will be excluded from the definition of “eligible accounts” (but the portion of the accounts not in excess of the foregoing percentage may be deemed an eligible account). Under the Amendment No. 2, the Company also agreed to transfer $3.0 million to a blocked cash account within thirty days and to make a payment of $3.0 million (which is inclusive of the 10% prepayment fee) on May 7, 2018. In connection with the Amendment No. 2, the Company paid an amendment fee of $100,000 on December 1, 2017.
Concurrent with amending the agreement on November 6, 2017, the Company commenced a plan to refinance the existing term loan with a new term loan to achieve financing terms more favorable to the Company. Subsequent to December 31, 2017, the Company entered into a term loan credit agreement with ESW Holdings, Inc., as described in Note 13–"Subsequent Events," on January 12, 2018, pursuant to which the Company borrowed $10.0 million in the form of a term loan. The proceeds were primarily used to extinguish the outstanding balance on the term loan with Hale Capital Partners, LP. As a result, as of December 31, 2017, the Company accrued the requisite $800,000 prepayment fee under "Other financing obligations – current" and classified the carrying amount of loan payable as "Term note, non-current," consistent with the maturity schedule under the credit agreement with ESW Holdings, Inc.
In connection with this refinancing plan, upon loan modification, the Company accelerated the amortization of deferred financing costs by recognizing the unamortized deferred financing costs over the expected remaining term of the Hale credit agreement. As a result of the loan modification, the Company had unamortized debt discount and debt issuance costs of $2.0 million on November 6, 2017, of which it recognized $1.6 million of interest expense for the amortization of deferred financing costs through December 31, 2017, resulting in unamortized debt discount and debt issuance costs of $395,000 as of December 31, 2017. The balance of unamortized deferred financing costs will be recognized in 2018 during the year-to-date period ending January 12, 2018, to coincide with the extinguishment of the term note under the Hale credit agreement. As a result of the modification and the short period over which unamortized deferred financing costs were recognized, the computation of the effective interest rate on the loan as of December 31, 2017 did not yield a meaningful result.
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
Warrants
Hale Capital Partners, LP
In conjunction with the October 21, 2016 debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31,

2017. The warrant, which expires on October 21, 2026, has an exercise price of $2.80 per share and is transferrable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events, essentially the sale of the Company as defined in the warrant agreement. As a result of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability.
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

The Company’s assets and liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$819	$—	$—	$819

		Fair Value Measurements Using
	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability	$893	$—	$—	$893
In conjunction with the October 21, 2016 debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, the entire portion of which remained unexercised and outstanding at December 31, 2017. The warrant, which expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events defined in the warrant agreement. As a result of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During the years ended December 31, 2017 and 2016, the Company recorded a non-cash gain from the change in fair value of the warrant liability of $74,000 and $137,000, respectively. The decrease in fair value during the year ended December 31, 2017 was primarily driven by decreased volatility in the Company’s stock price and during the year ended December 31, 2016 was primarily driven by a decrease in the Company’s stock price, each of which had a corresponding impact to the valuation of the warrant liability.
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
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of the Level 3 instrument (significant unobservable inputs):

Balance at December 31, 2016	$893
Change in fair value	(74)
Balance at December 31, 2017	$819

6) Stockholders' Equity
Common Stock
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company repurchased no shares under the share repurchase program during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, 778,365 shares were available under the Board authorizations. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
7) Stock-Based Compensation
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock and/or cash to certain key employees, non-employee directors and service providers. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. As of December 31, 2017, 2,730,320 shares are authorized under the 2007 Plan, of which 582,188 were available for future grant.
In addition to awards granted under the 2007 Plan, the Company granted non-qualified options to purchase 100,000 shares and 130,000 shares of its common stock to newly hired senior management level employees on November 26, 2012 and May 18, 2015, respectively, of which 165,000 remained outstanding as of December 31, 2017. The options were granted outside of any shareholder-approved plan as inducements to accept employment with the Company. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the date of grant, vest in four equal installments on each of the first four anniversaries of the date of grant and have terms of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the employees.

The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$366	$554	$686
Restricted stock and restricted stock units	765	867	1,148
Performance stock units	59	—	—
Total expense included in continuing operations	$1,190	$1,421	$1,834
Stock-based compensation cost included in:
Cost of revenues	$39	$49	$159
Operating expenses	1,151	1,372	1,675
Total expense included in continuing operations	$1,190	$1,421	$1,834
As of December 31, 2017, total stock option compensation expense of $587,000 and $444,000 was not yet recognized related to non-vested option awards and related to non-vested shares and restricted share unit awards, respectively, and is expected to be recognized over a weighted average period of 2.5 years and 1.1 years, respectively.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected life of options in years	4.75	4.75	4.75
Risk-free interest rate	1.7% - 2.0%	1.1% - 1.4%	1.3% - 1.6%
Expected volatility	64.2% - 66.2%	57.4% - 63.7%	34.5% - 53.2%
Expected dividend yield	—%	—%	—%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards and a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2017, 2016 and 2015, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.

A summary of share option activity is presented in the table below (in thousands, except per share data):

(In thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2014	1,635	$12.84
Granted	617	4.73
Exercised	(20)	7.27
Canceled	(419)	13.45
Options outstanding at December 31, 2015	1,813	10.00
Granted	374	2.86
Exercised	—	—
Canceled	(679)	12.66
Options outstanding at December 31, 2016	1,508	7.03
Granted	165	2.16
Exercised	—	—
Canceled	(385)	7.81
Options outstanding at December 31, 2017	1,288	6.18	3.4	$—
Total vested and expected to vest as of December 31, 2017	1,288	6.18	3.4	$35
Options exercisable as of:
December 31, 2015	969	$13.09
December 31, 2016	703	10.06
December 31, 2017	838	7.85	2.3	$—
________________________________________________________________

(1)	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
Other information pertaining to options is as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Fair value of options granted	$193	$556	$1,119
Per share weighted average fair value of options granted	$1.17	$1.49	$1.81
Total intrinsic value of stock options exercised	$—	$—	$131
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

A summary of restricted stock and restricted stock units activity is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	214	$14.59
Granted	129	9.96
Vested	(92)	14.52
Canceled	(76)	12.64
Nonvested at December 31, 2015	175	12.05
Granted	120	4.00
Vested	(76)	11.27
Canceled	(29)	13.03
Nonvested at December 31, 2016	190	7.13
Granted	213	2.44
Vested	(146)	5.67
Canceled	(39)	5.21
Nonvested at December 31, 2017	218	$3.87
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$2.44	$4.00	$9.96
Total fair value of restricted stock and restricted stock units vested	$392	$294	$667
Performance Stock Units
In connection with the Company's 2017 short-term incentive plan, the Company granted 166,149 performance stock units during the year ended December 31, 2017, of which 25,656 were forfeited during the year ended December 31, 2017. In settlement of the performance stock units, the Company issues a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for the 2017 Incentive Plan. The percentage achievement for the performance stock units may not exceed 100%.

8) 401(K) Savings Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $343,000, $428,000 and $359,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
9) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss before income taxes:
Domestic	$(11,524)	$(10,834)	$(26,889)
Foreign	(558)	(593)	(2,639)
Total loss before income taxes	$(12,082)	$(11,427)	$(29,528)

The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$(175)	$(6)	$(3)
State	35	50	27
Foreign	(211)	(249)	(817)
Total current	(351)	(205)	(793)
Deferred:
U.S. Federal	—	—	1
State	(12)	12	(47)
Foreign	5	(59)	—
Total deferred	(7)	(47)	(46)
Total provision for income tax benefit	$(358)	$(252)	$(839)
Total income tax benefit differs from the expected income tax benefit, computed by applying the federal statutory rate of 34% to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Expected income tax benefit	$(4,107)	$(3,885)	$(10,040)
State income taxes, net of federal tax effect	(306)	(789)	(830)
Effect of deferred rate change	11,851	(162)	48
Foreign tax	(87)	(105)	80
Non-deductible stock issuance costs	186	(24)	—
Federal R&D credit	(24)	(17)	(82)
Foreign unremitted earnings	(20)	58	—
Change in valuation allowance	(7,764)	4,566	9,906
Refundable AMT credit	(172)	—	—
Other, net	85	106	79
Total provision for income tax benefit	$(358)	$(252)	$(839)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Inventory provisions and uniform capitalization	$42	$—
Accounts receivable allowances	3	12
Non-qualified stock option and restricted stock expense	447	961
Deferred revenue	147	408
Loss and credit carryforwards of U.S. subsidiary	23,996	33,673
Loss carryforward of foreign subsidiaries	430	1
Other accruals and reserves	407	674
Other	58	(349)
Total deferred tax assets before valuation allowance	25,530	35,380
Less valuation allowance	(24,285)	(32,930)
Total deferred tax assets	$1,245	$2,450
Deferred tax liabilities:
Acquired intangibles	$(1,321)	$(2,526)
Fixed Assets	—	(148)
Total deferred tax liabilities	$(1,321)	$(2,674)
Total net deferred tax assets (liabilities)	$(76)	$(224)
As of December 31, 2017, the Company had $85.6 million of net operating loss carryforwards for U.S. federal tax purposes and $62.3 million of net operating loss carryforwards for various states. The loss carryforwards for federal tax purposes will expire between 2022 and 2037 if not utilized. The loss carryforwards for state tax purposes will expire between 2022 and 2037 if not utilized.
As of December 31, 2017, the Company had federal and state research and development credit carryforwards of $3.1 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
As a result of its acquisition of Qumu, Inc. in October 2011, utilization of U.S. net operating losses and tax credits of Qumu, Inc. are subject to annual limitations under Internal Revenue Code Sections 382 and 383, respectively. The Company has not completed an IRC Section 382 study since 2011. It is possible additional ownership changes have occurred, which may result in additional Section 382 and 383 limitations. Due to the valuation allowance, it is not expected that any such limitation will have an impact on the results of operations of the Company.
The Company assessed that the valuation allowance against its U.S. deferred tax assets is still appropriate as of December 31, 2017, based on the consideration of all available positive and negative evidence, using the “more likely than not” standard required by ASC 740, Income Taxes. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.
The Company generally believes that it is more likely than not that the future results of the operations of its subsidiaries in the U.K. will generate sufficient taxable income due to the reversal of deferred tax liabilities to realize the tax benefits related to its deferred tax assets. As of December 31, 2017, the Company had a cumulative foreign tax loss carryforward of $1.9 million in the U.K. This amount can be carried forward indefinitely.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period.
The Company recorded a provision tax benefit of $172,000 for the impact of the Tax Act. The tax benefit primarily relates to the future cash refund of excess AMT credits due to the repeal of the corporate AMT system. AMT credits previously had a full valuation allowance recorded, however a benefit was recorded as the AMT credits are now expected to be realized. The estimated refundable AMT credit is included in other noncurrent assets. The Company also reduced its net domestic deferred tax asset balance by $11.9 million due to the reduction in corporate tax rate from 34% to 21% and reversed its deferred tax liability of $58,000 previously accrued for future tax on foreign earnings given that the future tax consequences of a repatriation are expected to be insignificant. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance. Additionally, no tax expense was provided for the mandatory repatriation provisions, as the Company has estimated there to be no untaxed accumulated E&P. The Company notes that the final impacts of the Tax Act may differ from the provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and additional guidance that may be issued.
The Company may repatriate cash associated with undistributed earnings of its foreign subsidiaries, such that they are not reinvested indefinitely. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact to the Company as a result of the mandatory repatriation included in the Tax Act and an expectation of immaterial withholding taxes on any repatriation.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented in the table below (in thousands):

	Year Ended December 31,
	2017	2016
Gross unrecognized tax benefits at beginning of year	$1,042	$970
Increases related to:
Prior year income tax positions	70	58
Current year income tax positions	24	14
Gross unrecognized tax benefits at end of year	$1,136	$1,042
Included in the balance of unrecognized tax benefits at December 31, 2017 are potential benefits of $3,000 that if recognized, would affect the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2017 will change significantly by December 31, 2018.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $1,400 and $3,000 on a gross basis at December 31, 2017 and 2016, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions amounted to net tax expense of $1,300 and $1,000 in 2017 and 2016, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2017, the Company was no longer subject to income tax examinations for taxable years before 2015 in the case of U.S. federal taxing authorities, and taxable years generally before 2013 in the case of state taxing authorities, consisting primarily of Minnesota and California.

10) Computation of Net Loss From Continuing Operations Per Share of Common Stock
The following table identifies the components of net loss from continuing operations per basic and diluted share (in thousands, except for per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss per share from continuing operations – basic
Net loss from continuing operations	$(11,724)	$(11,175)	$(28,689)
Weighted average shares outstanding – basic	9,347	9,232	9,235
Net loss per share from continuing operations – basic	$(1.25)	$(1.21)	$(3.11)

Net loss per share from continuing operations – diluted
Loss from continuing operations attributable to common shareholders:
Net loss from continuing operations	$(11,724)	$(11,175)	$(28,689)
Numerator effect of dilutive securities
Warrant	—	(137)	—
Loss from continuing operations attributable to common shareholders	$(11,724)	$(11,312)	$(28,689)
Weighted averages shares outstanding – diluted:
Weighted average shares outstanding – basic	9,347	9,232	9,235
Denominator effect of dilutive securities
Warrant	—	—	—
Weighted average shares outstanding – diluted	9,347	9,232	9,235
Net loss per share from continuing operations – diluted	$(1.25)	$(1.23)	$(3.11)
Stock options, warrant and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Stock options	1,507	1,420
Warrant	314	—
Restricted stock units	139	91
Total anti-dilutive	1,960	1,511
11) Significant Customers and Geographic Data
One customer accounting for more than 10% of the Company’s total revenue is as follows (in thousands):

	Years Ended December 31,
Revenues	2017	2016	2015
Customer A	$4,945	$4,402	$4,375
Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
Accounts Receivable	2017	2016	2015
Customer A	*	$1,099	*
Customer B	$814	$748	*
Customer C	*	*	$1,173
Customer D	*	*	$1,144
_________________________________________________
* Accounts receivable balance did not exceed 10%

The Company’s revenues from each of its principal geographic regions are presented based on customer location as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
North America	$20,494	$23,089	$25,254
Europe	6,914	7,924	8,128
Asia	759	669	1,072
Total	$28,167	$31,682	$34,454
Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2017	2016
North America	$855	$1,732
Europe	56	95
Total	$911	$1,827
12) Supplemental Quarterly Data – Unaudited (In thousands, except per share data)

	2016				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$8,736	$6,515	$7,110	$9,321	$6,711	$6,654	$7,573	$7,229
Cost of revenues	3,818	2,954	2,857	2,731	2,584	2,286	2,911	2,481
Gross profit	4,918	3,561	4,253	6,590	4,127	4,368	4,662	4,748
Operating expenses:
Research and development	2,350	2,410	1,986	1,795	2,109	1,798	1,769	1,603
Sales and marketing	3,532	2,978	2,435	2,584	2,451	2,524	2,509	2,542
General and administrative	2,970	2,265	2,109	2,378	2,460	2,009	2,083	2,015
Amortization of intangibles	226	227	221	217	223	226	226	229
Total operating expenses	9,078	7,880	6,751	6,974	7,243	6,557	6,587	6,389
Operating loss	(4,160)	(4,319)	(2,498)	(384)	(3,116)	(2,189)	(1,925)	(1,641)
Other income (expense):
Interest income (expense), net	(12)	(15)	(13)	(247)	(317)	(334)	(343)	(1,858)
Change in fair value of warrant liability	—	—	—	137	(78)	11	15	126
Other, net	36	(47)	(13)	108	(55)	(124)	(166)	(88)
Total other income (loss), net	24	(62)	(26)	(2)	(450)	(447)	(494)	(1,820)
Loss before income taxes	(4,136)	(4,381)	(2,524)	(386)	(3,566)	(2,636)	(2,419)	(3,461)
Income tax benefit	(4)	(90)	(39)	(119)	(4)	(25)	(110)	(219)
Net loss	$(4,132)	$(4,291)	$(2,485)	$(267)	$(3,562)	$(2,611)	$(2,309)	$(3,242)
Net loss per share – basic(1)	$(0.45)	$(0.46)	$(0.27)	$(0.03)	$(0.39)	$(0.28)	$(0.25)	$(0.35)
Net loss per share – diluted(1)	$(0.45)	$(0.46)	$(0.27)	$(0.04)	$(0.39)	$(0.28)	$(0.25)	$(0.35)

(1)	Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

13) Subsequent Events
Credit Agreement – ESW Holdings, Inc.
On January 12, 2018, Qumu Corporation (the “Company”) and its wholly-owned subsidiary, Qumu, Inc., entered into a term loan credit agreement (the “ESW Credit Agreement”) with ESW Holdings, Inc. as lender and Administrative Agent pursuant to which the Company borrowed $10.0 million in the form of a term loan.
The term loan is scheduled to mature on January 10, 2020. Interest will accrue and compound monthly at a variable rate per annum equal to the prime rate plus 4%. The Company may prepay the term loan at any time with the payment of a pre-payment fee of 10% of the amount prepaid. The Company is obligated to prepay the term loan, with the payment of the applicable pre-payment fee, with the net proceeds from certain dispositions, issuances of equity or debt securities, extraordinary transactions and upon a change of control. Notwithstanding the foregoing, the disposition of the Company’s interest in BriefCam, Ltd. will not trigger a mandatory pre-payment and the pre-payment fee will not attach to a voluntary pre-payment from proceeds of the disposition of BriefCam, Ltd.
The ESW Credit Agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The affirmative covenants require, among other things, that the Company deliver to the Administrative Agent financial statements, annual operating plan, updated schedules, various reports, compliance certificates and other information. There are also affirmative covenants relating to access to collateral and the Company’s books and records, insurance, compliance with laws, payment of taxes, maintenance of existence, employee benefit plans, maintenance of accounts, and environmental matters. The negative covenants prohibit the Company from incurring debt, encumbering its assets, exceeding operating lease expense amounts, making dividends, distributions or payments on the Company’s capital stock, being a party to any acquisition or any merger or consolidation or similar transaction, modifying its organizational documents, entering into certain transactions with affiliates, making certain transfers to or conducting certain business through foreign subsidiaries, and incentivizing accelerated customer payments. The negative covenants of the ESW Credit Agreement also require the Company to meet financial covenants beginning with the quarter ended September 30, 2018 relating to minimum core bookings, maximum deferred revenue non-current, minimum subscription, and maintenance and support revenue and minimum subscription and maintenance and support dollar renewal rates.
Upon certain events of default relating to bankruptcy or insolvency, the obligations under the ESW Credit Agreement will become immediately due and payable. Upon other events of default – including relating to non-payment of the term loan obligations, non-payment of other debt, default of other material obligations, non-compliance with loan documents, breach of representations or warranties, certain pension plan events, certain judgments, invalidity of collateral documents, termination of the Company’s reporting obligations to the Securities and Exchange Commission or failure to be listed on any national stock exchange, material adverse effect and cessation of business – the Administrative Agent may declare all or any part of the obligations under the ESW Credit Agreement to be due and payable.
Pursuant to a Guaranty and Collateral Agreement dated January 12, 2018 in favor of the Administrative Agent, the Company granted a first priority security interest in substantially all of its properties, rights and assets (including equity interests of the Company’s subsidiaries) and Qumu, Inc. provided a full and unconditional guaranty of the Company’s obligations under the ESW Credit Agreement.
Warrant – ESW Holdings, Inc.
In conjunction with the January 12, 2018 debt financing, the Company issued a warrant for the purchase of up to 925,000 shares of the Company's common stock. The warrant, which expires on January 12, 2028, has an exercise price of $1.96 per share (subject to anti-dilution adjustments) and is transferrable. The warrant contains a cash settlement feature contingent upon the occurrence of certain events, essentially the sale of the Company as defined in the warrant agreement. As a result of this cash settlement feature, the warrant is subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrant on the date of issuance will be recorded in the Company’s consolidated balance sheets as a liability in the first quarter of 2018.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, Vernon J. Hanzlik, and our Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of December 31, 2017. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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
Based on our assessment and those criteria, management believes that the Company's internal control over financial reporting was effective as of December 31, 2017.

c)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
2017 Incentive Plan Payouts
On February 5, 2018, the Company’s Compensation Committee approved determinations under the 2017 short-term incentive plan adopted by the Compensation Committee on March 8, 2017 (the “2017 Incentive Plan”). The Company’s President and Chief Executive Officer, Vern Hanzlik, is the only executive officer eligible to participate in the 2017 Incentive Plan. The Compensation Committee’s determinations under the 2017 Incentive Plan were conditioned upon final calculations of the four performance goals established by the Compensation Committee under the 2017 Incentive Plan, which occurred concurrently with the filing of this Annual Report on Form 10-K.
For 2017, the Company’s core bookings, revenue, adjusted EBITDA, and cash flow from operations were $11,646,000, $28,167,000, $(4,636,000) and $(2,012,000), respectively. After reviewing our actual 2017 cash flow from operations, the Compensation Committee determined to exercise is discretion to reduce this amount for the purposes of the 2017 Incentive Plan by $1,000,000. After applying weighting, the total percentage achievement of the performance goals for the 2017 Incentive Plan was approximately 22.1%. As a result, we will issue Mr. Hanzlik 23,395 shares on March 23, 2018 (the filing date of this Form 10-K) in settlement of the award of 105,642 performance stock units. We also will issue 2,331 shares on March 23, 2018 to another non-executive officer participant in the 2017 Incentive Plan in settlement of outstanding performance stock units.
Adoption of 2018 Incentive Plan
On March 20, 2018, the Company’s Compensation Committee adopted the Company’s short-term incentive program for 2018 (the “2018 Incentive Plan”) and set the cash incentive pay opportunities under the 2018 Incentive Plan for the Company’s eligible employees, including the Company’s executive officers: Vern Hanzlik, President and Chief Executive Officer, and David G. Ristow, Chief Financial Officer.
Under the 2018 Incentive Plan, the Company’s achievement quarterly positive adjusted EBITDA as a percent of revenue will determine a pool available for payment of cash incentive pay to all eligible employees, including the executive officers. Adjusted EBITDA is defined as the Company’s net income (loss) excluding items related to interest income and expense, the impact of income-based taxes, depreciation and amortization, stock-based compensation, change in fair value of warrant liability, foreign currency gains and losses, the 2018 Incentive Plan amounts, and other non-operating income and expenses. The failure to achieve the minimum adjusted EBITDA for a particular quarter results in no incentive pay under the 2018 Incentive Plan for that quarter. Additionally, the failure to achieve the minimum adjusted EBITDA for the full year 2018, even if quarterly adjusted EBITDA targets are achieved, will result in no incentive pay under the 2018 Incentive Plan. The Compensation Committee retains the discretion to include or exclude items from adjusted EBITDA and to determine the amounts of adjusted EBITDA to be used in calculating incentive pay under the 2018 Incentive Plan.
For each participant in the 2018 Incentive Plan, the quarterly incentive pay opportunity will be determined by the participant’s base salary multiplied by that participant’s target incentive pay percentage. For Messrs. Hanzlik and Ristow, the target incentive pay percentages are 65% and 40%, respectively. The annual incentive pay opportunity of each participant, including the executive officers, will be pro-rated on a weighted average with all 2018 Incentive Plan participants based upon the aggregate pool such that the aggregate amount of incentive pay under the 2018 Incentive Plan will not exceed the aggregate pool as determined by the Compensation Committee.
The base salaries of Messrs. Hanzlik and Ristow were not changed from the base salaries in effect for 2017. As was the case for the 2017 Incentive Plan, for the purposes of determining incentive pay under the 2018 Incentive Plan to Mr. Hanzlik, the Compensation Committee will continue use Mr. Hanzlik’s lower base salary unadjusted for the higher cost of living index in the San Francisco, California metropolitan area.
All incentive pay earned under the 2018 Incentive Plan will be determined in the first quarter of 2019 based upon the Company’s audited financial results for 2018. A participant in the 2018 Incentive Plan, including an executive officer, must be employed by the Company as of December 31, 2018 and as of the payment date in order to receive any incentive pay under the 2018 Incentive Plan unless otherwise provided in the Company’s letter agreement with the executive officer relating to severance and change in control benefits. Additionally, all incentive payments are subject to “clawback” to the extent required by federal law and the Company’s Second Amended and Restated 2007 Stock Incentive Plan, as amended.
March 2018 Equity Awards
On March 23, 2018, the Company’s Compensation Committee approved the award of an aggregate of 168,500 performance stock units to the Company’s executive officers and members of senior management under the Company’s Second Amended and Restated 2007 Stock Incentive Plan, as amended. The Compensation Committee approved an award to Vern Hanzlik, the Company’s President and Chief Executive Officer, and to David G. Ristow, the Company’s Chief Financial Officer, of 50,000 performance stock units and 30,274 performance stock units, respectively. In accordance with the Company’s Policy Regarding the Granting of Equity-Based Compensation Awards, the grant date for the performance stock unit awards will be the first day of the next open window period.
The performance stock units represent a contractual right to receive shares of the Company’s common stock upon the achievement of performance goals. Two-thirds of each award of performance stock units will vest based upon achievement of performance goals relating to 2018 revenue and renewal retention percentage, weighted equally. One-third of each award of performance stock units will vest based upon achievement of a performance goal relating to 2019 free cash flow from operations. In settlement of the performance stock units, the Company will issue a number of shares as is equal to the number of performance stock units for that performance period multiplied by the total percentage achievement of the performance goals for that performance period. The Compensation Committee will determine achievement of the performance goals following the end of the performance period and retains the discretion to include or exclude items from any of the performance goals. The shares issued will be restricted from transfer for a period of 364 days following issuance. The performance stock unit award and the restricted shares are subject to forfeiture for termination of employment for any reason. Upon a change of control, the performance stock units and the restricted shares will vest in full and any restrictions will lapse. Additionally, the awards are subject to “clawback” to the extent required by federal law and the Company’s Second Amended and Restated 2007 Stock Incentive Plan, as amended.
The form of performance stock unit award agreement approved on March 23, 2018 is attached hereto as Exhibit 10.20 and incorporated by reference herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See Part II, Item 8 of this report

(2) Exhibits. See Index to Exhibits on page 69 of this report

(b)	See Index to Exhibits on page 69 of this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 23, 2018	QUMU CORPORATION
	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
Chief Executive Officer

	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Vernon J. Hanzlik and David G. Ristow as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Vernon J. Hanzlik	Chief Executive Officer	March 23, 2018
Vernon J. Hanzlik	(Principal Executive Officer), Director

/s/ David G. Ristow	Chief Financial Officer (Principal	March 23, 2018
David G. Ristow	Financial and Accounting Officer)

/s/ Neil E. Cox	Director	March 23, 2018
Neil E. Cox

/s/ Daniel R. Fishback	Director	March 23, 2018
Daniel R. Fishback

/s/ Kenan Lucas	Director	March 23, 2018
Kenan Lucas

/s/ Thomas F. Madison	Director	March 23, 2018
Thomas F. Madison

/s/ Kimberly K. Nelson	Director	March 23, 2018
Kimberly K. Nelson

Director
Donald T. Netter

/s/ Robert F. Olson	Director	March 23, 2018
Robert F. Olson

/s/ Justin A. Orlando	Director	March 23, 2018
Justin A. Orlando

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.1	1992 Restated Articles of Incorporation of Rimage Corporation.
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

3.5	Amendments effective March 2, 2016 to Bylaws of Qumu Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 2, 2016).
10.1	Second Amended and Restated 2007 Stock Incentive Plan * (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders held on May 12, 2016).
10.2	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010).
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

10.6
Form of Performance Stock Unit Award Agreement adopted under the 2017 Incentive Plan approved March 8, 2017 * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2017).

10.7
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

10.9
Separation Letter Agreement dated October 19, 2015 by and between Qumu Corporation and Sherman L. Black * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2015).

10.10
Term Loan Credit Agreement dated October 21, 2016 by and among Qumu Corporation, Qumu, Inc., the Lenders party thereto and Hale Capital Partners, LP as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.11
Guaranty and Collateral Agreement dated October 21, 2016 by Qumu Corporation and Qumu, Inc. in favor of Hale Capital Partners, LP as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.12
Warrant to Purchase 314,286 shares of Common Stock issued by Qumu Corporation to HCP-FVD, LLC on October 21, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.13
Amendment No. 1 to Credit Agreement dated as of March 31, 2017 by and among Qumu Corporation, as Borrower, Qumu, Inc., as Guarantor, HCP-FVD, LLC, as Lender and Hale Capital Partners, LP, as Administrative Agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated March 31, 2017).

10.14
Amendment No. 2 to Credit Agreement dated November 6, 2017 by and among Qumu Corporation, as Borrower, Qumu, Inc. as Guarantor, HCP-FVD, LLC, as Lender and Hale Capital Partners, LP, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2017.

10.15
Letter Agreement effective December 15, 2017 regarding Offer of Employment by Qumu Corporation and David Ristow * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2017).

10.16
Standstill Agreement dated December 19, 2017 by and among Qumu Corporation, Harbert Discovery Fund, LP, Harbert Discovery Fund GP, LLC, Harbert Discovery Fund Advisors, Inc. and Harbert Management Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.17
Term Loan Credit Agreement dated January 12, 2018 by and among Qumu Corporation, Qumu, Inc., the Lenders party thereto and ESW Holdings, Inc. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2018).

Exhibit No.	Description
10.18
Guaranty and Collateral Agreement dated January 12,2018 by Qumu Corporation and Qumu, Inc. in favor of ESW Holdings, Inc. as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2018).

10.19
Amended and Restated Warrant No. 2R Dated January 12, 2018 to Purchase 925,000 shares of Common Stock Issued by Qumu Corporation to ESW Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2018).

10.20	Form of Performance Stock Unit Award Agreement Approved March 23, 2018 *
21.1	Subsidiaries of Qumu Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement

Effective September 16, 2013, Rimage Corporation changed its corporate name to Qumu Corporation.