Form 10-Q/A
period 2018-03-31
Qumu Corp
filed 2018-05-29
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Qumu Corporation is filing this Amendment No. 1 on Form 10-Q/A ("Amendment") to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the Securities and Exchange Commission on May 15, 2018 (the "Form 10-Q"). The sole purpose of this Amendment is to correct a summation error in the Extensible Business Reporting Language ("XBRL") information filed on Exhibit 101 to the Form 10-Q.
No changes have been made in this Amendment to modify or update the disclosures presented in the Form 10-Q except as noted above. This Amendment does not reflect events occurring after the filing of the Form 10-Q or modify or update any disclosures in the Form 10-Q that may be affected by such events.

QUMU CORPORATION
FORM 10-Q/A

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
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 25, 2018	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 25, 2018	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)