Form 10-Q
period 2018-06-30
Qumu Corp
filed 2018-08-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at August 2, 2018 – 9,529,153 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,202	$7,690
Receivables, net of allowance for doubtful accounts of $81 and $21, respectively	4,954	5,529
Contract assets	339	—
Income tax receivable	277	156
Prepaid expenses and other current assets	1,934	1,830
Total current assets	12,706	15,205
Property and equipment, net of accumulated depreciation of $2,697 and $4,678, respectively	533	911
Intangible assets, net	5,202	6,295
Goodwill	7,224	7,390
Deferred income taxes, non-current	69	77
Other assets, non-current	4,200	4,398
Total assets	$29,934	$34,276
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,961	$3,878
Accrued compensation	1,216	1,824
Deferred revenue	8,514	8,923
Deferred rent	49	181
Financing obligations	226	1,047
Warrant liability	2,886	819
Total current liabilities	15,852	16,672
Long-term liabilities:
Deferred revenue, non-current	947	141
Income taxes payable, non-current	—	3
Deferred tax liability, non-current	76	153
Deferred rent, non-current	298	507
Financing obligations, non-current	—	3
Term loan, non-current	7,956	7,605
Other non-current liabilities	485	—
Total long-term liabilities	9,762	8,412
Total liabilities	25,614	25,084
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,529,153 and 9,364,804, respectively	95	94
Additional paid-in capital	68,435	68,035
Accumulated deficit	(61,319)	(56,197)
Accumulated other comprehensive loss	(2,891)	(2,740)
Total stockholders’ equity	4,320	9,192
Total liabilities and stockholders’ equity	$29,934	$34,276

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Software licenses and appliances	$2,867	$929	$3,318	$2,149
Service	4,759	5,725	9,139	11,216
Total revenues	7,626	6,654	12,457	13,365
Cost of revenues:
Software licenses and appliances	804	368	1,139	862
Service	1,602	1,918	3,379	4,008
Total cost of revenues	2,406	2,286	4,518	4,870
Gross profit	5,220	4,368	7,939	8,495
Operating expenses:
Research and development	1,639	1,798	3,542	3,907
Sales and marketing	2,412	2,524	4,592	4,975
General and administrative	1,747	2,009	3,928	4,469
Amortization of purchased intangibles	227	226	456	449
Total operating expenses	6,025	6,557	12,518	13,800
Operating loss	(805)	(2,189)	(4,579)	(5,305)
Other income (expense):
Interest expense, net	(510)	(334)	(1,354)	(651)
Decrease (increase) in fair value of warrant liability	(278)	11	109	(67)
Other, net	(16)	(124)	(403)	(179)
Total other expense, net	(804)	(447)	(1,648)	(897)
Loss before income taxes	(1,609)	(2,636)	(6,227)	(6,202)
Income tax benefit	(78)	(25)	(166)	(29)
Net loss	$(1,531)	$(2,611)	$(6,061)	$(6,173)

Net loss per share – basic:
Net loss per share – basic	$(0.16)	$(0.28)	$(0.64)	$(0.66)
Weighted average shares outstanding – basic	9,484	9,356	9,427	9,301
Net loss per share – diluted:
Loss attributable to common shareholders	$(1,531)	$(2,622)	$(6,061)	$(6,173)
Net loss per share – diluted	$(0.16)	$(0.28)	$(0.64)	$(0.66)
Weighted average shares outstanding – diluted	9,484	9,357	9,427	9,301
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,531)	$(2,611)	$(6,061)	$(6,173)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(769)	559	(146)	696
Total other comprehensive income (loss)	(769)	559	(146)	696
Total comprehensive loss	$(2,300)	$(2,052)	$(6,207)	$(5,477)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(6,061)	$(6,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,347	1,548
Stock-based compensation	438	783
Accretion of debt discount and issuance costs	1,035	236
Loss on lease contract termination	177	—
Change in fair value of warrant liability	(109)	67
Deferred income taxes	(72)	(71)
Changes in operating assets and liabilities:
Receivables	588	2,425
Contract assets	211	—
Income taxes receivable / payable	(130)	135
Prepaid expenses and other assets	197	710
Accounts payable and other accrued liabilities	(1,019)	315
Accrued compensation	(604)	(522)
Deferred revenue	938	(368)
Deferred rent	(144)	(150)
Other non-current liabilities	436	—
Net cash used in operating activities	(2,772)	(1,065)
Investing activities:
Purchases of property and equipment	(73)	(20)
Net cash used in investing activities	(73)	(20)
Financing activities:
Proceeds from term loan and warrant issuance	10,000	—
Principal payments on term loan	(8,000)	—
Payments for term loan issuance costs	(1,308)	(125)
Principal payments on financing obligations	(247)	(255)
Common stock repurchases to settle employee withholding liability	(27)	(11)
Net cash provided by (used in) financing activities	418	(391)
Effect of exchange rate changes on cash	(61)	94
Net decrease in cash and cash equivalents	(2,488)	(1,382)
Cash and cash equivalents, beginning of period	7,690	10,364
Cash and cash equivalents, end of period	$5,202	$8,982
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$37	$(106)
Interest, net	$35	$420

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Nature of Business and Basis of Presentation
Qumu Corporation (the "Company") provides the software applications businesses use to create, manage, secure, deliver and measure the success of their videos. The Company's innovative solutions release the power of video to engage and empower employees, partners and clients, allowing organizations around the world to realize the greatest possible value from video they create and publish. Whatever the audience size, viewer device or network configuration, the Company's solutions are how business does video.
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
The Company has continued to experience recurring operating losses and negative cash flows from operating activities. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its term loan covenants beginning September 30, 2018. The Company's credit agreement is described in Note 4–"Commitments and Contingencies." If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. The Company is projecting future compliance with its covenants under its current operating plan and, as described in Note 10–"Subsequent Events," the sale of BriefCam and partial prepayment of the term loan.
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
At the adoption date, the Company adjusted accumulated deficit by $939,000, primarily driven by uncompleted contracts for which revenue will not be recognized in future periods under Topic 606, partially offset by the incremental originating costs associated with those contracts. The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheet from the modified retrospective adoption of Topic 606 was as follows (in thousands):

	December 31, 2017	Adjustments	January 1, 2018
Assets:
Contract assets	$—	$550	$550
Prepaid expenses and other current assets	1,830	(99)	1,731
Other assets, non-current	4,398	(10)	4,388
Liabilities:
Deferred revenue	8,923	(493)	8,430
Deferred revenue, non-current	141	—	141
Stockholders’ equity:
Accumulated deficit	(56,197)	939	(55,258)
Accumulated other comprehensive loss	(2,740)	(5)	(2,745)
The most significant impact of the adoption of Topic 606 was on the Company's term software licenses that, under the Company's previous revenue accounting ("Topic 605"), would have continued to be recognized into revenue ratably in 2018 and beyond. However, under Topic 606 the standalone selling price attributable to the license is recognized upon transfer of control resulting in up-front recognition, typically upon fulfillment. The timing of revenue recognition for perpetual software licenses, hardware, and professional services is expected to remain substantially unchanged. See Note 2–"Revenue" for the Company's revenue recognition policy after the adoption of Topic 606.
Revenue generated under Topic 606 is expected to be approximately $1.1 million lower than revenue would have been under Topic 605 for the year ending December 31, 2018. The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Revenues	$7,626	$240	$7,866	$12,457	$424	$12,881
Cost of revenues	2,406	10	2,416	4,518	18	4,536
Sales and marketing	2,412	14	2,426	4,592	38	4,630
Net loss	(1,531)	216	(1,315)	(6,061)	368	(5,693)
Net change in foreign currency translation adjustments	(769)	14	(755)	(146)	10	(136)
Total comprehensive loss	(2,300)	230	(2,070)	(6,207)	378	(5,829)
The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018:

	June 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Assets:
Contract assets	339	(339)	—
Prepaid expenses and other current assets	1,934	50	1,984
Other assets, non-current	4,200	3	4,203
Liabilities:
Deferred revenue	8,514	275	8,789
Deferred revenue, non-current	947	(5)	942
Stockholders’ equity:
Accumulated deficit	(61,319)	(571)	(61,890)
Accumulated other comprehensive loss	(2,891)	15	(2,876)

The Company’s net cash used in operating activities for the six months ended June 30, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Operating activities:
Net loss	$(6,061)	$368	$(5,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Contract assets	211	(211)	—
Prepaid expenses and other assets	197	56	253
Deferred revenue	938	(213)	725
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, which the Company adopted on January 1, 2018, modifying its accounting and required disclosures for its equity investment previously accounted for under the cost basis method of accounting.
The Company’s equity investment consists of its investment totaling $3.1 million in convertible preferred stock of privately-held BriefCam, Ltd. (“BriefCam”), as described in Note 9–"Investment in Software Company," which is included in other assets in the condensed consolidated balance sheets. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted the provisions of the new standard applicable to its investment in BriefCam on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer or impairment will be recorded through net income (loss) in the period incurred.
The Company’s investment in BriefCam had a carrying value of $3.1 million as of June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, there were no observable price changes or impairments related to the Company’s non-marketable investment in the equity security. See Note 10–"Subsequent Events" for information relating to the sale of the Company’s investment in BriefCam subsequent to June 30, 2018.
Income Taxes
In March 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 was signed into law. Additional information regarding the adoption of this standard is contained in Note 7–"Income Taxes."
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Software licenses and appliances	$2,867	$929	$3,318	$2,149
Service
Subscription, maintenance and support	4,122	5,110	8,160	9,948
Professional services and other	637	615	979	1,268
Total service	4,759	5,725	9,139	11,216
Total revenues	$7,626	$6,654	$12,457	$13,365

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$5,017	$4,606	$7,827	$9,423
Europe	1,465	1,863	3,075	3,608
Asia	1,144	185	1,555	334
Total	$7,626	$6,654	$12,457	$13,365

Significant Judgments
More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.
Our contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and/or service is considered to be a distinct performance obligation that should be accounted for separately under the contract. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). We estimate SSP by maximizing use of observable prices such as the prices charged to customers on a standalone basis, established prices lists, contractually stated prices, profit margins and other entity-specific factors, or by using information such as market conditions and other observable inputs. However, the selling prices of the Company's software licenses and cloud-hosted SaaS arrangements are highly variable. Thus, we estimate SSP for software licenses and cloud-hosted SaaS arrangements using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.
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
The Company’s balances for contract assets totaled $550,000 and $339,000 as of January 1, 2018 and June 30, 2018, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $8.6 million and $9.5 million as of January 1, 2018 and June 30, 2018, respectively.
During the three and six months ended June 30, 2018, the Company recognized $3.7 million and $5.5 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has elected to exclude the future billable professional services from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $18.6 million as of June 30, 2018, of which the Company expects to recognize $10.9 million of revenue over the next 12 months and the remainder thereafter.
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
Deferred Sales Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancellable customer contracts and commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $326,000 and $308,000 at June 30, 2018 and December 31, 2017, respectively. Deferred commission costs in other assets, non-current were $46,000 and $47,000 at June 30, 2018 and December 31, 2017, respectively. The Company recognized commissions expense of $505,000 and $387,000 during the three months ended June 30, 2018 and 2017, respectively, and $731,000 and $788,000 during the six months ended June 30, 2018 and 2017, respectively.

(3)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,883	$8,145	$2,182	$15,210
Accumulated amortization	(2,465)	(6,669)	(874)	(10,008)
Net identifiable intangible assets	$2,418	$1,476	$1,308	$5,202

	December 31, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,928	$8,225	$2,184	$15,337
Accumulated amortization	(2,194)	(6,043)	(805)	(9,042)
Net identifiable intangible assets	$2,734	$2,182	$1,379	$6,295
Changes to the carrying amount of net amortizable intangible assets for the six months ended June 30, 2018 consisted of the following (in thousands):

Six Months Ended June 30, 2018
Balance, beginning of period	$6,295
Amortization expense	(1,047)
Currency translation	(46)
Balance, end of period	$5,202
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense associated with the developed technology included in cost of revenues	$293	$298	$591	$591
Amortization expense associated with other acquired intangible assets included in operating expenses	227	226	456	449
Total amortization expense	$520	$524	$1,047	$1,040
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.2 million at June 30, 2018 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.

As of June 30, 2018, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	June 30, 2018	December 31, 2017
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(705)	(613)
Assets acquired under capital lease obligations, net	$93	$185
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	June 30, 2018	December 31, 2017
Capital leases and other financing obligations, current	$226	$1,047
Capital leases and other financing obligations, non-current	—	3
Total capital leases and other financing obligations	$226	$1,050
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of June 30, 2018 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2018	$230	$310	$540
2019	3	500	503
2020	—	266	266
2021	—	268	268
2022	—	273	273
Thereafter	—	23	23
Total minimum lease payments	233	$1,640	$1,873
Less amount representing interest	(7)
Present value of net minimum lease payments	$226

Lease Contract Termination
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and effective May 1, 2018 ceased using a portion of its leased space, subsequently making it available for sublessee occupancy. During the three months ended June 30, 2018, the Company entered into a sublease agreement having a term beginning May 1, 2018 and extending through January 2023. Accordingly, the Company recorded a liability at fair value of $224,000 for the future contractual lease payments, net of expected sublease receipts. Included in other income (expenses) for three and six months ended June 30, 2018 is the loss related to the exit activity of $177,000, which is net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity. A reconciliation of the beginning and ending contract termination obligation balances, including the obligation for exit activities related to a portion of the Company's London, England leased office facilities in December 2017, is as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	London, England	Minneapolis, Minnesota	Total	London, England	Minneapolis, Minnesota	Total
Contract termination obligation, beginning of period	$149	$—	$149	$194	$—	$194
Lease termination costs incurred	—	224	224	—	224	224
Accretion expense	4	4	8	9	4	13
Payments on obligations	(50)	(14)	(64)	(100)	(14)	(114)
Contract termination obligation, end of period	$103	$214	$317	$103	$214	$317
The contract termination obligation is included in other accrued liabilities in the Company's consolidated balance sheets.
Term Loans
The Company's term loans are reported in the consolidated balance sheets as follows (in thousands):

	June 30, 2018	December 31, 2017
Term loan, at face value	$10,000	$8,000
Unamortized original issue discount	(1,729)	(121)
Unamortized debt issuance costs	(315)	(274)
Term loan	$7,956	$7,605
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
The term loan is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. The Company may prepay the term loan at any time with the payment of a pre-payment fee of 10% of the amount prepaid. However, no pre-payment fee will be incurred for any pre-payment made from the proceeds of the Company’s sale of its investment in BriefCam, Ltd.
The term loan had an estimated fair value of $8.0 million as of June 30, 2018. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
Credit Agreement – Hale Capital Partners, LP
The term loan balance as of December 31, 2017 consisted of a term loan credit agreement (the “Hale credit agreement”) with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent, under which the Company borrowed $8.0 million as a term loan on October 21, 2016. The term loan was scheduled to mature on October 21, 2019 and required payment of interest monthly at the prime rate plus 6.0%.

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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to 1,239,286 of the Company's common stock, which remained unexercised and outstanding at June 30, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. The warrants contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. As a result of this feature, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance were recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company recorded a non-cash gain (loss) of $(278,000) and $11,000 during the three months ended June 30, 2018 and 2017, respectively, and a non-cash gain (loss) of $109,000 and $(67,000) during the six months ended June 30, 2018 and 2017, respectively, from the change in fair value of the warrant liability. The increase in fair value for the three months ended June 30, 2018 and decrease in fair value for the six months ended June 30, 2018 was primarily driven by a corresponding increase and decrease, respectively, in the Company’s stock price. The decrease in fair value during the three months ended June 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the six months ended June 30, 2017 was primarily driven by an increase in the Company’s stock price impacting the Hale warrant, which was the only warrant outstanding as of such date.
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
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,202	$—	$—	$2,202
Derivative warrant liability - Hale warrant	684	—	—	684
Derivative warrant liabilities	$2,886	$—	$—	$2,886

		Fair Value Measurements Using
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - Hale warrant	$819	$—	$—	$819
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The following table represents a rollforward of the fair value of the Level 3 instrument (significant unobservable inputs):

Balance at December 31, 2017	$819
Addition of warrant liability	2,176
Change in fair value	(109)
Balance at June 30, 2018	$2,886

(6)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	540,500	10,000	540,500	135,000
Restricted stock awards and restricted stock units	180,000	150,000	180,000	212,500
Performance stock units	—	—	—	166,149
The stock options, restricted stock awards and performance stock units granted during the three and six months ended June 30, 2018 and 2017 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan. Of the 166,149 performance stock units granted in connection with the Company's 2017 short-term incentive plan ("2017 Incentive Plan"), 116,168 vested during the three months ended March 31, 2018. In settlement of the performance stock units, during the three months ended March 31, 2018, the Company issued 25,726 shares, which is equal to the number of performance stock units vested multiplied by the percentage achievement of the performance goals for the 2017 Incentive Plan of approximately 22.1%.
During the three months ended June 30, 2018, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 3,230,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation cost, before income tax benefit:
Stock options	$73	$118	$120	$244
Restricted stock awards and restricted stock units	155	210	318	419
Performance stock units	—	42	—	120
Total stock-based compensation	$228	$370	$438	$783

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation cost included in:
Cost of revenues	$8	$18	$18	$32
Operating expenses	220	352	420	751
Total stock-based compensation	$228	$370	$438	$783

(7)	Income Taxes
As of June 30, 2018 and December 31, 2017, the Company’s liability for gross unrecognized tax benefits totaled $1.2 million and $1.1 million, respectively (excluding interest and penalties). The Company had no accrued interest and penalties relating to unrecognized tax benefits at June 30, 2018 and had $1,400 of accrued interest and penalties relating to unrecognized tax benefits on a gross basis at December 31, 2017. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state research and development credits. Additionally, the Company continues to analyze the different aspects of the Tax Cuts and Jobs Act of 2017 which could potentially affect the provisional estimates that were recorded at December 31, 2017. During the six months ended June 30, 2018, there were no changes made to the provisional amounts recognized in 2017. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss per share – basic
Net loss	$(1,531)	$(2,611)	$(6,061)	$(6,173)
Weighted average shares outstanding – basic	9,484	9,356	9,427	9,301
Net loss per share – basic	$(0.16)	$(0.28)	$(0.64)	$(0.66)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(1,531)	$(2,611)	$(6,061)	$(6,173)
Numerator effect of dilutive securities
Warrant	—	(11)	—	—
Loss from attributable to common shareholders	$(1,531)	$(2,622)	$(6,061)	$(6,173)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	9,484	9,356	9,427	9,301
Denominator effect of dilutive securities
Warrant	—	1	—	—
Diluted potential common shares	—	1	—	—
Weighted average shares outstanding – diluted	9,484	9,357	9,427	9,301
Net loss per share – diluted	$(0.16)	$(0.28)	$(0.64)	$(0.66)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	1,283	1,562	1,225	1,545
Warrants	1,239	—	1,183	314
Restricted stock units	120	135	135	128
Total anti-dilutive	2,642	1,697	2,543	1,987

(9)	Investment in Software Company
As of June 30, 2018 and December 31, 2017, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (“BriefCam”), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. The investment does not have a readily determinable fair value and is recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer and is included in other non-current assets. The Company's ownership interest is less than 20%. The security is reviewed quarterly for observable price changes in market-based transactions for an identical or similar investment of the same issuer, as well as for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be fully recoverable. If the fair value of the investment is determined to be less than its carrying amount, the Company writes down the investment to its fair value and recognizes the write-down in net income. The Company monitors BriefCam's results of operations, business plan and capital raising activities and is not aware of any events or circumstances that would indicate a decline in the fair value below the carrying value of its investment. During the six months ended June 30, 2018, there were no observable price changes in market-based transactions for an identical or similar investment of the same issuer or impairments related to the Company’s non-marketable investment in the equity security.
See Note 10–"Subsequent Events” for information relating to the sale of the Company’s investment in BriefCam subsequent to June 30, 2018.

(10)	Subsequent Events
Sale of BriefCam
On May 7, 2018, BriefCam, Canon Inc. (“Canon”), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam. On July 6, 2018, the Company received approximately $9,678,000 from the closing proceeds for its shares of BriefCam Ltd.
Partial Prepayment of ESW Term Loan
On July 19, 2018, the Company paid $6,463,000 on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9,638,000 in net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee.
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
For the three months ended June 30, 2018 and 2017, the Company recognized revenues of $7.6 million and $6.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company generated revenues of $12.5 million and $13.4 million, respectively. For the years ended December 31, 2017 and 2016, the Company generated revenues of $28.2 million and $31.7 million, respectively.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, investment in nonconsolidated company, derivative liabilities for outstanding warrants, and royalties for third party technology. Except for the accounting policies for revenue recognition that were updated as a result of adopting Topic 606 effective January 1, 2018, our significant accounting policies applicable to the six months ended June 30, 2018 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 1–"Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a description of the Company’s change in critical accounting policies with respect to revenue recognition during the six months ended June 30, 2018.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2018 and 2017, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2018	2017	2017 to 2018	2018	2017	2017 to 2018
Revenues	100.0%	100.0%	15%	100.0%	100.0%	(7)%
Cost of revenues	(31.5)	(34.4)	5	(36.3)	(36.4)	(7)
Gross profit	68.5	65.6	20	63.7	63.6	(7)
Operating expenses:
Research and development	21.5	27.0	(9)	28.4	29.2	(9)
Sales and marketing	31.7	37.9	(4)	36.9	37.2	(8)
General and administrative	22.9	30.2	(13)	31.5	33.5	(12)
Amortization of purchased intangibles	3.0	3.4	—	3.7	3.4	2
Total operating expenses	79.1	98.5	(8)	100.5	103.3	(9)
Operating loss	(10.6)	(32.9)	(63)	(36.8)	(39.7)	(14)
Other expense, net	(10.5)	(6.7)	80	(13.2)	(6.7)	84
Loss before income taxes	(21.1)	(39.6)	(39)	(50.0)	(46.4)	—
Income tax benefit	(1.0)	(0.4)	212	(1.3)	(0.2)	472
Net loss	(20.1)%	(39.2)%	(41)%	(48.7)%	(46.2)%	(2)%
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
The table below describes the Company's revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Software licenses and appliances	$2,867	$929	$1,938	209%	$3,318	$2,149	$1,169	54%
Service
Subscription, maintenance and support	4,122	5,110	(988)	(19)	8,160	9,948	(1,788)	(18)
Professional services and other	637	615	22	4	979	1,268	(289)	(23)
Total service	4,759	5,725	(966)	(17)	9,139	11,216	(2,077)	(19)
Total revenues	$7,626	$6,654	$972	15%	$12,457	$13,365	$(908)	(7)%
Revenues can vary period to period based on the type and size of contract into which the Company enters with each customer. The increases in software licenses and appliances revenues in the three and six months ended June 30, 2018 compared to the same periods in 2017 were driven by increases in perpetual software license and appliance sales to both new and existing customers.
The decreases in subscription, maintenance and support revenues in the three and six months ended June 30, 2018 compared to the corresponding 2017 periods primary resulted from the loss of a large customer in the fourth quarter of 2017, representing approximately $800,000 and $1.6 million of the three and six month variance, respectively. Additionally, revenues decreased $240,000 and $424,000 in the three and six months ended June 30, 2018 due to the Company's retrospective adoption of ASC 606 effective January 1, 2018.

Professional services revenues, which generally move directionally with changes in perpetual license sales, increased slightly in the three months ended June 30, 2018 compared to the corresponding 2017 period, and decreased in the six months ended June 30, 2018 compared to the corresponding 2017 period due primarily to the inclusion of a large former customer in the six months ended June 30, 2017 and to lower utilization and reduced size of the Company's global professional services team in the first quarter of 2018.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets and whether arrangements with customers are structured as a software license or a SaaS, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Gross profit:
Software licenses and appliances	$2,063	$561	$1,502	268%	$2,179	$1,287	$892	69%
Service	3,157	3,807	(650)	(17)	5,760	7,208	(1,448)	(20)
Total gross profit	$5,220	$4,368	$852	20%	$7,939	$8,495	$(556)	(7)%

Gross margin:
Software licenses and appliances	72.0%	60.4%	11.6%		65.7%	59.9%	5.8%
Service	66.3%	66.5%	(0.2)%		63.0%	64.3%	(1.3)%
Total gross margin	68.5%	65.6%	2.9%		63.7%	63.6%	0.1%
Gross margins include $293,000 and $298,000 for three months ended June 30, 2018 and 2017, respectively, and $591,000 for each six-month period ended June 30, 2018 and 2017, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2018 is expected to include approximately $1.2 million of amortization expense for purchased intangibles. The Company had 19 and 21 service personnel at June 30, 2018 and 2017, respectively.
The 2.9% and 0.1% increases in total gross margin percentage in the three and six months ended June 30, 2018, respectively, compared to the corresponding 2017 periods, resulted from the increase in both software licenses and appliance gross margin. The 11.6% and 5.8% increases in software licenses and appliance gross margin in the three and six months ended June 30, 2018, respectively, compared to the corresponding 2017 periods, was driven primarily by strong sales, including a few large perpetual license sales, in the three months ended June 30, 2018, while costs of sales consist generally of fixed amortized prepaid royalties for embedded OEM licenses. The 0.2% and 1.3% decreases in service gross margin in the three and six months ended June 30, 2018 was primarily driven by higher gross margin attributable to services to a large former customer in the six months ended June 30, 2017 and to lower utilization and reduced size of the Company's global professional services team in the first quarter of 2018.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Operating expenses:
Research and development	$1,639	$1,798	$(159)	(9)%	$3,542	$3,907	$(365)	(9)%
Sales and marketing	2,412	2,524	(112)	(4)	4,592	4,975	(383)	(8)
General and administrative	1,747	2,009	(262)	(13)	3,928	4,469	(541)	(12)
Amortization of purchased intangibles	227	226	1	—	456	449	7	2
Total operating expenses	$6,025	$6,557	$(532)	(8)%	$12,518	$13,800	$(1,282)	(9)%
Operating expenses for the three and six months ended June 30, 2018 compared to the corresponding 2017 periods reflected lower employee costs due to fewer personnel and continued improvement in the Company's operational efficiency. The Company had 79 and 98 personnel in operating activities at June 30, 2018 and 2017, respectively. The Company incurred severance expense relating to cost reduction initiatives of $6,000 and $17,000 in the three months ended June 30, 2018 and 2017, respectively, and $177,000 and $119,000 in the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the Company executed on its cost reduction initiatives by reducing it facility costs, including the sublet of portions of its London and Minneapolis facilities and the reduction in the size of its California office from 14,000 square feet to 3,800 square feet.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$1,197	$1,351	$(154)	(11)%	$2,670	$2,986	$(316)	(11)%
Overhead and other expenses	310	269	41	15	611	564	47	8
Outside services and consulting	91	98	(7)	(7)	176	191	(15)	(8)
Depreciation and amortization	6	36	(30)	(83)	23	74	(51)	(69)
Equity-based compensation	35	44	(9)	(20)	62	92	(30)	(33)
Total research and development expenses	$1,639	$1,798	$(159)	(9)%	$3,542	$3,907	$(365)	(9)%
Total research and development expenses as a percent of revenues were 22% and 27% for the three months ended June 30, 2018 and 2017, respectively, and 28% and 29% for the six months ended June 30, 2018 and 2017, respectively. The Company had 34 and 40 research and development personnel at June 30, 2018 and 2017, respectively.
The decreases in expenses of $159,000 and $365,000 in the three and six months ended June 30, 2018, respectively, compared to the corresponding 2017 periods, were driven primarily by lower employee costs due to fewer research and development personnel, and continued improvement in the Company's operational efficiency in the three and six months ended June 30, 2018 compared to the corresponding 2017 periods.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$1,779	$1,960	$(181)	(9)%	$3,432	$3,859	$(427)	(11)%
Overhead and other expenses	375	262	113	43	707	528	179	34
Outside services and consulting	224	241	(17)	(7)	396	448	(52)	(12)
Depreciation and amortization	3	15	(12)	(80)	9	34	(25)	(74)
Equity-based compensation	31	46	(15)	(33)	48	106	(58)	(55)
Total sales and marketing expenses	$2,412	$2,524	$(112)	(4)%	$4,592	$4,975	$(383)	(8)%
Total sales and marketing expenses as a percent of revenues were 32% and 38% for the three months ended June 30, 2018 and 2017, respectively, and 37% for both six-month periods ended June 30, 2018 and 2017. The Company had 28 and 36 sales and marketing personnel at June 30, 2018 and 2017, respectively.
The decreases in expenses of $112,000 and $383,000 in the three and six months ended June 30, 2018, respectively, compared to the corresponding 2017 periods, were primarily driven by lower employee costs, due to fewer sales and marketing personnel, and continued improvement in the Company's operational efficiency in the three and six months ended June 30, 2018 compared to the corresponding 2017 periods. The Company incurred severance expense relating to sales and marketing cost reduction initiatives of $6,000 and $25,000 in the three months ended June 30, 2018 and 2017, respectively, and $51,000 and $101,000 for the six months ended June 30, 2018 and 2017, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$647	$892	$(245)	(27)%	$1,442	$1,869	$(427)	(23)%
Overhead and other expenses	233	215	18	8	559	577	(18)	(3)
Outside services and consulting	596	450	146	32	1,354	1,089	265	24
Depreciation and amortization	117	190	(73)	(38)	263	381	(118)	(31)
Equity-based compensation	154	262	(108)	(41)	310	553	(243)	(44)
Total general and administrative expenses	$1,747	$2,009	$(262)	(13)%	$3,928	$4,469	$(541)	(12)%
Total general and administrative expenses as a percent of revenues were 23% and 30% for the three months ended June 30, 2018 and 2017, respectively, and 32% and 34% for the six months ended June 30, 2018 and 2017, respectively. The Company had 17 and 22 general and administrative personnel at June 30, 2018 and 2017, respectively.
The decrease in expenses of $262,000 and $541,000 in the three and six months ended June 30, 2018, respectively, compared to the corresponding 2017 periods, was driven primarily by lower employee costs, due to fewer general and administrative personnel, and continued improvement in the Company's operational efficiency in the three and six months ended June 30, 2018.
Amortization of Purchased Intangibles
Operating expenses include $227,000 and $226,000 for the three months ended June 30, 2018 and 2017, respectively, and $456,000 and $449,000 for the six months ended June 30, 2018 and 2017, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses for the full year 2018 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Interest income (expense), net	$(510)	$(334)	$(176)	53%	$(1,354)	$(651)	$(703)	108%
Decrease (increase) in fair value of warrant liability	(278)	11	(289)	(2,627)	109	(67)	176	(263)
Other, net	(16)	(124)	108	(87)	(403)	(179)	(224)	125
Total other expense, net	$(804)	$(447)	$(357)	80%	$(1,648)	$(897)	$(751)	84%
The Company recognized interest expense on its term loan and capital leases of $510,000 and $334,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,354,000 and $651,000 for the six months ended June 30, 2018 and 2017, respectively, which includes the accrual of interest on the Company's term loans, as well as the amortization of deferred financing costs. Amortization of deferred financing costs for the six months ended June 30, 2018 includes $395,000 of expense related to the Company's acceleration of the amortization of deferred financing costs in connection with the modification of its term loan credit agreement with Hale Capital Partners, LP in the fourth quarter of 2017 and subsequent refinancing of the debt in the first quarter of 2018.
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to 314,286 shares and 925,000 shares, respectively, of the Company's common stock, which remained unexercised and outstanding at June 30, 2018. The warrants contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. As a result of this feature, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the respective dates of issuance were recorded in the Company’s consolidated balance sheets as a liability. The fair value of the warrant liability is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss in the Company’s consolidated statements of operations. The Company recorded a non-cash gain (loss) of $(278,000) and $11,000 during the three months ended June 30, 2018 and 2017, respectively, and a non-cash gain (loss) of $109,000 and $(67,000) during the six months ended June 30, 2018 and 2017, respectively, from the change in fair value of the warrant liability. The increase in fair value for the three months ended June 30, 2018 and decrease in fair value for the six months ended June 30, 2018 was primarily driven by a corresponding increase and decrease, respectively, in the Company’s stock price. The decrease in fair value during the three months ended June 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the six months ended June 30, 2017 was primarily driven by an increase in the Company’s stock price impacting the Hale warrant, which was the only warrant outstanding as of such date.
Other expense included net gains on foreign currency transactions of $169,000 and net losses on foreign currency transactions of $128,000 for the three months ended June 30, 2018 and 2017, respectively, and $102,000 and $176,000 for the six months ended June 30, 2018 and 2017, respectively. Other expense also included debt issuance costs of $110,000 for the six months ended June 30, 2018 related to the warrant issued in the first quarter of 2018. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit amounted to $78,000 and $25,000 for the three months ended June 30, 2018 and 2017, respectively, and $166,000 and $29,000 for the six months ended June 30, 2018 and 2017, respectively, and is primarily attributable to United Kingdom operations, which include refundable research credits.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$5,202	$7,690
Working capital	$(3,146)	$(1,467)
Financing obligations	$226	$1,050
Term loan	7,956	7,605
Financing obligations and term loan	$8,182	$8,655
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, which includes the proceeds of the debt financing completed in the first quarter of 2018, and proceeds received in July 2018 from the sale of the Company’s interest in BriefCam, as well as any cash flows that may be generated from current operations. Based on expected revenue performance and continued management of expenses to scale with revenue, the Company expects that it will be cash flow breakeven for the fourth quarter of 2018. If the Company is unable to meet its revenue expectations, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At June 30, 2018, the Company had aggregate negative working capital of $3.1 million, compared to negative working capital of $1.5 million at December 31, 2017. Working capital includes current deferred revenue of $8.5 million and $8.9 million at June 30, 2018 and December 31, 2017, respectively. The primary contributor to the change in working capital was the decrease in cash and cash equivalents by $2.5 million driven by the $4.6 million operating loss for the six months ended June 30, 2018.
Financing obligations primarily consist of capital leases related to the acquisition of computer and network equipment and furniture.
During the six months ended June 30, 2018, the Company used $8.8 million of the $10.0 million term loan proceeds provided through the credit agreement with ESW Holdings, Inc. to pay all outstanding obligations under the term loan credit agreement dated as of October 21, 2016 among the Company, Qumu, Inc., HCP-FVD, LLC, as lender and Hale Capital Partners, LP, as administrative agent. Concurrently with such repayment, the October 21, 2016 term loan credit agreement terminated by its terms effective January 12, 2018.
The term loan with ESW Holdings, Inc. consists of a two-year note having a face value of $10.0 million and is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4%. As of June 30, 2018, interest accrued at 9.0% and accrued and unpaid interest was $414,000.
Subsequent to June 30, 2018, on July 19, 2018, the Company paid $6,463,000 on its outstanding term loan from ESW Holdings, Inc. under that certain Term Loan Credit Agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9,638,000 in net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.5 million as of June 30, 2018. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Cuts and Jobs Act of 2017.

Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$(2,772)	$(1,065)
Investing activities	(73)	(20)
Financing activities	418	(391)
Effect of exchange rate changes on cash	(61)	94
Net change in cash and cash equivalents	$(2,488)	$(1,382)
Operating activities
Net cash used in operating activities was $2.8 million for the six months ended June 30, 2018 compared to $1.1 million for the corresponding 2017 period. The operating cash flows for the 2018 period were unfavorably impacted by the change in accounts payable and other accrued liabilities. The change in operating cash flows period over period was unfavorably impacted by the changes in receivables and accounts payable and other accrued liabilities, partially offset by the change in deferred revenue.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $73,000 for the six months ended June 30, 2018 compared to $20,000 in the corresponding 2017 period.
Financing activities
Financing activities provided net cash of $418,000 for the six months ended June 30, 2018 and used net cash of $391,000 in the comparable 2017 period. Primarily impacting the current period provision of cash was proceeds from the Company's refinancing of its term loan in January 2018, offset by principal payments on capital leases and other financing obligations of $247,000, a principal payment on the term loan of $8.0 million and a debt prepayment fee of $800,000.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the six months ended June 30, 2018 and 2017. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, our revenues may decline or fail to grow; we will need additional capital to fund repayment of our term loan due in January 2020 and any additional capital we seek may not be available in the amount or at the time we need it; we have a history of losses and while our goal is to become cash flow breakeven in the fourth quarter of 2018, we may not achieve that goal or achieve or sustain cash flows or profitability in the future; if we are unable to retain our existing customers, our revenue and results of operations will be adversely affected; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; adverse economic conditions, particularly those affecting our customers have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; we may face circumstances in the future that could result in impairment charges, including, but not limited to, significant goodwill impairment charges; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of June 30, 2018, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling and Japanese Yen to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. The Company's term loan requires payment of interest monthly at the prime rate plus 4% and changes in interest rates would impact the Company's monthly interest payment and cash reserves. A 100-basis point increase in the prime rate would increase our annual pre-tax interest expense by approximately $40,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vernon J. Hanzlik, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of June 30, 2018. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2018, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement with ESW Holdings, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for three months ended June 30, 2018 was associated with satisfaction of employee tax withholding requirements on the vesting of restricted stock awards and performance stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2018 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2018	—	$—	—	778,365
May 2018	3,644	$2.27	—	778,365
June 2018	—	$—	—	778,365
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
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 7, 2018	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2018	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)