Form 10-Q
period 2018-09-30
Qumu Corp
filed 2018-11-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 1st Avenue North, Suite 305, Minneapolis, MN 55403
(Address of principal executive offices)

(612) 638-9100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at November 2, 2018 – 9,528,403 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,499	$7,690
Receivables, net of allowance for doubtful accounts of $81 and $21, respectively	4,150	5,529
Contract assets	156	—
Income tax receivable	319	156
Prepaid expenses and other current assets	1,932	1,830
Total current assets	15,056	15,205
Property and equipment, net of accumulated depreciation of $2,730 and $4,678, respectively	512	911
Intangible assets, net	4,661	6,295
Goodwill	7,132	7,390
Deferred income taxes, non-current	60	77
Other assets, non-current	925	4,398
Total assets	$28,346	$34,276
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$1,841	$3,878
Accrued compensation	959	1,824
Deferred revenue	9,114	8,923
Deferred rent	47	181
Financing obligations	144	1,047
Warrant liability	3,458	819
Total current liabilities	15,563	16,672
Long-term liabilities:
Deferred revenue, non-current	1,483	141
Income taxes payable, non-current	531	3
Deferred tax liability, non-current	40	153
Deferred rent, non-current	322	507
Financing obligations, non-current	—	3
Term loan, non-current	3,304	7,605
Other non-current liabilities	146	—
Total long-term liabilities	5,826	8,412
Total liabilities	21,389	25,084
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,528,403 and 9,364,804, respectively	95	94
Additional paid-in capital	68,763	68,035
Accumulated deficit	(58,923)	(56,197)
Accumulated other comprehensive loss	(2,978)	(2,740)
Total stockholders’ equity	6,957	9,192
Total liabilities and stockholders’ equity	$28,346	$34,276

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Software licenses and appliances	$985	$1,822	$4,303	$3,971
Service	4,668	5,751	13,807	16,967
Total revenues	5,653	7,573	18,110	20,938
Cost of revenues:
Software licenses and appliances	504	916	1,643	1,778
Service	1,611	1,995	4,990	6,003
Total cost of revenues	2,115	2,911	6,633	7,781
Gross profit	3,538	4,662	11,477	13,157
Operating expenses:
Research and development	1,617	1,769	5,159	5,676
Sales and marketing	1,796	2,509	6,388	7,484
General and administrative	1,608	2,083	5,536	6,552
Amortization of purchased intangibles	224	226	680	675
Total operating expenses	5,245	6,587	17,763	20,387
Operating loss	(1,707)	(1,925)	(6,286)	(7,230)
Other income (expense):
Gain on sale of BriefCam, Ltd.	6,502	—	6,502	—
Loss on extinguishment of debt	(1,189)	—	(1,189)	—
Interest expense, net	(262)	(343)	(1,616)	(994)
Decrease (increase) in fair value of warrant liability	(401)	15	(292)	(52)
Other, net	(78)	(166)	(481)	(345)
Total other income (expense), net	4,572	(494)	2,924	(1,391)
Income (loss) before income taxes	2,865	(2,419)	(3,362)	(8,621)
Income tax expense (benefit)	469	(110)	303	(139)
Net income (loss)	$2,396	$(2,309)	$(3,665)	$(8,482)

Net income (loss) per share – basic:
Net income (loss) per share – basic	$0.25	$(0.25)	$(0.39)	$(0.91)
Weighted average shares outstanding – basic	9,559	9,404	9,472	9,335
Net income (loss) per share – diluted:
Income (loss) attributable to common shareholders	$2,396	$(2,309)	$(3,665)	$(8,482)
Net income (loss) per share – diluted	$0.25	$(0.25)	$(0.39)	$(0.91)
Weighted average shares outstanding – diluted	9,709	9,404	9,472	9,335
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$2,396	$(2,309)	$(3,665)	$(8,482)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(87)	405	(233)	1,101
Total other comprehensive income (loss)	(87)	405	(233)	1,101
Total comprehensive income (loss)	$2,309	$(1,904)	$(3,898)	$(7,381)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(3,665)	$(8,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,924	2,309
Stock-based compensation	767	1,090
Accretion of debt discount and issuance costs	1,194	364
Gain on sale of BriefCam, Ltd.	(6,502)	—
Loss on debt extinguishment	1,189	—
Loss on lease contract termination	177	—
Change in fair value of warrant liability	292	52
Deferred income taxes	(99)	(112)
Changes in operating assets and liabilities:
Receivables	1,363	1,204
Contract assets	394	—
Income taxes receivable / payable	357	142
Prepaid expenses and other assets	291	1,070
Accounts payable and other accrued liabilities	(2,082)	563
Accrued compensation	(857)	(405)
Deferred revenue	2,283	151
Deferred rent	(121)	(132)
Other non-current liabilities	98	—
Net cash used in operating activities	(2,997)	(2,186)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	9,678	—
Purchases of property and equipment	(116)	(22)
Net cash provided by (used in) investing activities	9,562	(22)
Financing activities:
Proceeds from term loan and warrant issuance	10,000	—
Principal payments on term loans	(14,000)	—
Payments for term loan issuance costs	(1,308)	(125)
Principal payments on financing obligations	(329)	(383)
Common stock repurchases to settle employee withholding liability	(28)	(11)
Net cash used in financing activities	(5,665)	(519)
Effect of exchange rate changes on cash	(91)	101
Net increase (decrease) in cash and cash equivalents	809	(2,626)
Cash and cash equivalents, beginning of period	7,690	10,364
Cash and cash equivalents, end of period	$8,499	$7,738
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$52	$(176)
Interest, net	$502	$627

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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
The Company has continued to experience recurring operating losses and negative cash flows from operating activities. The ability of the Company to continue as a going concern is dependent upon the Company maintaining compliance with its term loan covenants. The Company's credit agreement is described in Note 4–"Commitments and Contingencies." If an event of default occurs due to the Company not maintaining compliance with its covenants, the lender may accelerate the repayment of outstanding principal, which could negatively impact the Company’s ability to fund its working capital requirements, capital expenditures and general corporate expenses. The Company is projecting future compliance with its covenants under its current operating plan.
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
At the adoption date, the Company adjusted accumulated deficit by $939,000, primarily driven by uncompleted contracts for which revenue will not be recognized in future periods under Topic 606, partially offset by the incremental originating costs associated with those contracts. The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheet from the modified retrospective adoption of Topic 606 is as follows (in thousands):

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
Revenue generated under Topic 606 is expected to be approximately $1.1 million lower than revenue would have been under Topic 605 for the year ending December 31, 2018. The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Revenues	$5,653	$153	$5,806	$18,110	$577	$18,687
Cost of revenues	2,115	6	2,121	6,633	24	6,657
Sales and marketing	1,796	12	1,808	6,388	50	6,438
Net income (loss)	2,396	135	2,531	(3,665)	503	(3,162)
Net change in foreign currency translation adjustments	(87)	2	(85)	(233)	12	(221)
Total comprehensive income (loss)	2,309	137	2,446	(3,898)	515	(3,383)
The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018:

	September 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Assets:
Contract assets	156	(156)	—
Prepaid expenses and other current assets	1,932	33	1,965
Other assets, non-current	925	2	927
Liabilities:
Deferred revenue	9,114	299	9,413
Deferred revenue, non-current	1,483	(1)	1,482
Stockholders’ equity:
Accumulated deficit	(58,923)	(436)	(59,359)
Accumulated other comprehensive loss	(2,978)	17	(2,961)

The Company’s net cash used in operating activities for the nine months ended September 30, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Operating activities:
Net loss	$(3,665)	$503	$(3,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Contract assets	394	(394)	—
Prepaid expenses and other assets	291	74	365
Deferred revenue	2,283	(183)	2,100
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, which the Company adopted on January 1, 2018, modifying its accounting and required disclosures for its equity investment previously accounted for under the cost basis method of accounting.
The Company’s equity investment consisted of its investment totaling $3.1 million in convertible preferred stock of privately-held BriefCam, Ltd. (“BriefCam”), as described in Note 9–"Investment in Software Company," which is included in other assets in the condensed consolidated balance sheets as of December 31, 2017. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted the provisions of the new standard applicable to its investment in BriefCam on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting.
On July 6, 2018, the Company sold its investment in BriefCam, which had a carrying value of $3.1 million as of December 31, 2017, resulting in a gain on sale of $6.5 million during the three and nine months ended September 30, 2018. From the date of adoption of the new accounting standard on January 1, 2018 to the sale of BriefCam, there were no observable price changes or impairments related to the Company’s non-marketable investment in the equity security.
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
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to use a modified retrospective approach and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company developed a project plan to guide the implementation of ASU 2016-02 and has made progress on this plan, including assessing the Company’s portfolio of leases and compiling information on active leases. The Company is currently evaluating the impact on its consolidated financial statements of adopting this standard, which will require right-of-use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases, which may be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Software licenses and appliances	$985	$1,822	$4,303	$3,971
Service
Subscription, maintenance and support	4,091	5,113	12,251	15,061
Professional services and other	577	638	1,556	1,906
Total service	4,668	5,751	13,807	16,967
Total revenues	$5,653	$7,573	$18,110	$20,938

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$3,766	$5,771	$11,593	$15,194
Europe	1,618	1,566	4,693	5,174
Asia	269	236	1,824	570
Total	$5,653	$7,573	$18,110	$20,938
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
The Company’s balances for contract assets totaled $550,000 and $156,000 as of January 1, 2018 and September 30, 2018, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $8.6 million and $10.6 million as of January 1, 2018 and September 30, 2018, respectively.
During the three and nine months ended September 30, 2018, the Company recognized $3.8 million and $7.3 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $17.3 million as of September 30, 2018, of which the Company expects to recognize $11.0 million of revenue over the next 12 months and the remainder thereafter.
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
Deferred Sales Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancellable customer contracts and commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $366,000 and $308,000 at September 30, 2018 and December 31, 2017, respectively. Deferred commission costs in other assets, non-current were $36,000 and $47,000 at September 30, 2018 and December 31, 2017, respectively. The Company recognized commissions expense of $212,000 and $479,000 during the three months ended September 30, 2018 and 2017, respectively, and $943,000 and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

(3)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,860	$8,100	$2,181	$15,141
Accumulated amortization	(2,598)	(6,974)	(908)	(10,480)
Net identifiable intangible assets	$2,262	$1,126	$1,273	$4,661

	December 31, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,928	$8,225	$2,184	$15,337
Accumulated amortization	(2,194)	(6,043)	(805)	(9,042)
Net identifiable intangible assets	$2,734	$2,182	$1,379	$6,295
Changes to the carrying amount of net amortizable intangible assets for the nine months ended September 30, 2018 consisted of the following (in thousands):

Nine Months Ended September 30, 2018
Balance, beginning of period	$6,295
Amortization expense	(1,559)
Currency translation	(75)
Balance, end of period	$4,661
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization expense associated with the developed technology included in cost of revenues	$288	$302	$879	$893
Amortization expense associated with other acquired intangible assets included in operating expenses	224	226	680	675
Total amortization expense	$512	$528	$1,559	$1,568

Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.1 million at September 30, 2018 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of September 30, 2018, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	September 30, 2018	December 31, 2017
Computer and network equipment	$511	$511
Furniture	287	287
Assets acquired under capital lease obligations	798	798
Accumulated depreciation	(728)	(613)
Assets acquired under capital lease obligations, net	$70	$185
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	September 30, 2018	December 31, 2017
Capital leases and other financing obligations, current	$144	$1,047
Capital leases and other financing obligations, non-current	—	3
Total capital leases and other financing obligations	$144	$1,050
The Company leases certain of its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancelable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancelable operating leases, excluding property taxes and other operating expenses, as of September 30, 2018 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Remainder of 2018	$62	$150	$212
2019	86	585	671
2020	—	458	458
2021	—	466	466
2022	—	425	425
Thereafter	—	23	23
Total minimum lease payments	148	$2,107	$2,255
Less amount representing interest	(4)
Present value of net minimum lease payments	$144

Lease Contract Termination
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and effective May 1, 2018 ceased using a portion of its leased space, subsequently making it available for sublessee occupancy. The Company entered into a sublease agreement having a term beginning May 1, 2018 and extending through January 2023. Accordingly, the Company recorded a liability at fair value of $224,000 for the future contractual lease payments, net of expected sublease receipts. Included in other income (expenses) for the nine months ended September 30, 2018 is the loss related to the leasing-related exit activity of $177,000, which is net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity. A reconciliation of the beginning and ending contract termination obligation balances, including the obligation for exit activities related to a portion of the Company's London, England leased office facilities in December 2017, is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	London, England	Minneapolis, Minnesota	Total	London, England	Minneapolis, Minnesota	Total
Contract termination obligation, beginning of period	$103	$214	$317	$194	$—	$194
Lease termination costs incurred	—	—	—	—	224	224
Accretion expense	3	6	9	12	10	22
Payments on obligations	(50)	(12)	(62)	(150)	(26)	(176)
Change in currency exchange rate	(2)	—	(2)	(2)	—	(2)
Contract termination obligation, end of period	$54	$208	$262	$54	$208	$262
The contract termination obligation is included in other accrued liabilities in the Company's consolidated balance sheets.
Term Loans
The Company's term loans are reported in the consolidated balance sheets as follows (in thousands):

	September 30, 2018	December 31, 2017
Term loan, at face value	$4,000	$8,000
Unamortized original issue discount	(589)	(121)
Unamortized debt issuance costs	(107)	(274)
Term loan	$3,304	$7,605
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
On July 19, 2018, the Company paid $6.5 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9.6 million in net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee. The Company determined that the prepayment of principal constituted a partial extinguishment of debt and, as such, recognized a $1.2 million loss related to the write down of unamortized debt discount and issuance costs.
The term loan is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. The Company may prepay the term loan at any time with the payment of a prepayment fee of 10% of the amount prepaid. However, no prepayment fee will be incurred for any prepayment made from the proceeds of the Company’s sale of its investment in BriefCam.
The term loan had an estimated fair value of $3.4 million as of September 30, 2018. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
Credit Agreement – Hale Capital Partners, LP
The term loan balance as of December 31, 2017 consisted of a term loan credit agreement (the “Hale credit agreement”) with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent, under which the Company borrowed $8.0 million as a term loan on October 21, 2016. The term loan was scheduled to mature on October 21, 2019 and required payment of interest monthly at the prime rate plus 6.0%. The term loan required a prepayment fee of 10% of the amount prepaid.
On January 12, 2018, the Company repaid all outstanding obligations under the Hale credit agreement using $8.8 million of the $10.0 million term loan proceeds provided through the ESW credit agreement. Concurrently with such repayment, the Hale credit agreement terminated by its terms effective January 12, 2018.
Covenant Compliance
The ESW credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The negative covenants of the ESW credit agreement require the Company to meet financial covenants beginning with the quarter ended September 30, 2018 relating to minimum core bookings, maximum deferred revenue non-current, minimum subscription, and maintenance and support revenue, and minimum subscription and maintenance and support dollar renewal rates. The Company was in compliance with all financial covenants for the quarter ended September 30, 2018.
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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at September 30, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant)

for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, the Company issued a warrant to a sales partner, iStudy Co., Ltd., for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance were recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company recorded a non-cash gain (loss) of $(401,000) and $15,000 during the three months ended September 30, 2018 and 2017, respectively, and a non-cash loss of $(292,000) and $(52,000) during the nine months ended September 30, 2018 and 2017, respectively, from the change in fair value of the warrant liability. The increase in fair value for the three and nine months ended September 30, 2018 was primarily driven by a corresponding increase in the Company’s stock price. The decrease in fair value during the three months ended September 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the nine months ended September 30, 2017 was primarily driven by an increase in the Company’s stock price.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which includes assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the Hale and ESW warrants. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Derivative warrant liability - ESW warrant	$2,572	$—	$—	$2,572
Derivative warrant liability - Hale warrant	691	—	—	691
Derivative warrant liability - iStudy	195	—	—	195
Derivative warrant liabilities	$3,458	$—	$—	$3,458

		Fair Value Measurements Using
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - Hale warrant	$819	$—	$—	$819

The Company classified the warrant liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangements. The following table represents a rollforward of the fair value of the Level 3 instruments (significant unobservable inputs):

Balance at December 31, 2017	$819
Additions to warrant liability	2,347
Change in fair value	292
Balance at September 30, 2018	$3,458

(6)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	3,500	30,000	544,000	165,000
Restricted stock awards and restricted stock units	—	—	180,000	212,500
Performance stock units	—	—	168,500	166,149
The stock options, restricted stock awards and performance stock units granted during the three and nine months ended September 30, 2018 and 2017 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan. Of the 166,149 performance stock units granted in connection with the Company's 2017 short-term incentive plan ("2017 Incentive Plan"), 116,168 vested during the three months ended March 31, 2018. In settlement of the performance stock units, during the three months ended March 31, 2018, the Company issued 25,726 shares, which is equal to the number of performance stock units vested multiplied by the weighted percentage achievement of the performance goals for the 2017 Incentive Plan of approximately 22.1%.
During the nine months ended September 30, 2018, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 3,230,320 shares.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation cost, before income tax benefit:
Stock options	$105	$121	$225	$365
Restricted stock awards and restricted stock units	140	186	458	605
Performance stock units	84	—	84	120
Total stock-based compensation	$329	$307	$767	$1,090

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation cost included in:
Cost of revenues	$8	$(3)	$26	$29
Operating expenses	321	310	741	1,061
Total stock-based compensation	$329	$307	$767	$1,090

(7)	Income Taxes
As of September 30, 2018 and December 31, 2017, the Company’s liability for gross unrecognized tax benefits totaled $1.7 million and $1.1 million, respectively (excluding interest and penalties). The Company had accrued interest and penalties relating to unrecognized tax benefits of $5,300 and $1,400 on a gross basis at September 30, 2018 and December 31, 2017, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months. Additionally, during the three months ended September 30, 2018, the Company finalized the provisional estimates recorded at December 31, 2017, in connection with the Tax Cuts and Jobs Act of 2017. The estimates were finalized due to the completion of the 2017 federal income tax return. No tax impact was recorded as a result of the finalization of the provisional estimates.

(8)	Computation of Net Income (Loss) Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) per share – basic
Net income (loss)	$2,396	$(2,309)	$(3,665)	$(8,482)
Weighted average shares outstanding – basic	9,559	9,404	9,472	9,335
Net income (loss) per share – basic	$0.25	$(0.25)	$(0.39)	$(0.91)

Net income (loss) per share – diluted
Income (loss) attributable to common shareholders	$2,396	$(2,309)	$(3,665)	$(8,482)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	9,559	9,404	9,472	9,335
Denominator effect of dilutive securities
Unvested restricted stock units	150	—	—	—
Diluted potential common shares	150	—	—	—
Weighted average shares outstanding – diluted	9,709	9,404	9,472	9,335
Net income (loss) per share – diluted	$0.25	$(0.25)	$(0.39)	$(0.91)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	1,334	1,540	1,261	1,544
Warrants	1,273	314	1,213	314
Restricted stock units	—	150	150	135
Total anti-dilutive	2,607	2,004	2,624	1,993

(9)	Investment in Software Company
As of December 31, 2017, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd., a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On May 7, 2018, BriefCam, Canon Inc. (“Canon”), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam and, on July 6, 2018, the Company received $9,678,000 from the closing proceeds for its shares of BriefCam, resulting in a gain on sale of $6.5 million during the three and nine months ended September 30, 2018.
Prior to its sale, the investment did not have a readily determinable fair value and was recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer and is included in other non-current assets. The Company's ownership interest was less than 20%. From the date of the Company's adoption of ASU 2016-01, Financial Instruments – Overall, on January 1, 2018 to the sale of BriefCam, there were no observable price changes or impairments related to the Company’s non-marketable investment in the equity security. The gain on sale is taxable in the U.S. and is offset for federal income tax purposes by current or prior-year tax losses but is subject to applicable state income taxes. The gain on sale is not taxable in Israel.

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
For the three months ended September 30, 2018 and 2017, the Company recognized revenues of $5.7 million and $7.6 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company generated revenues of $18.1 million and $20.9 million, respectively. For the years ended December 31, 2017 and 2016, the Company generated revenues of $28.2 million and $31.7 million, respectively.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, derivative liabilities for outstanding warrants, and royalties for third party technology. Except for the accounting policies for revenue recognition that were updated as a result of adopting Topic 606 effective January 1, 2018 and accounting policies for our investment in BriefCam that were adopted effective January 1, 2018, our significant accounting policies applicable to the nine months ended September 30, 2018 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
See Note 1–"Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a description of the Company’s change in critical accounting policies with respect to revenue recognition during the nine months ended September 30, 2018.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2018 and 2017, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2018	2017	2017 to 2018	2018	2017	2017 to 2018
Revenues	100.0%	100.0%	(25)%	100.0%	100.0%	(14)%
Cost of revenues	(37.4)	(38.4)	(27)	(36.6)	(37.2)	(15)
Gross profit	62.6	61.6	(24)	63.4	62.8	(13)
Operating expenses:
Research and development	28.6	23.4	(9)	28.4	27.1	(9)
Sales and marketing	31.8	33.1	(28)	35.3	35.7	(15)
General and administrative	28.4	27.5	(23)	30.6	31.3	(16)
Amortization of purchased intangibles	4.0	3.0	(1)	3.8	3.2	1
Total operating expenses	92.8	87.0	(20)	98.1	97.3	(13)
Operating loss	(30.2)	(25.4)	(11)	(34.7)	(34.5)	(13)
Other income (expense), net	80.9	(6.5)	(1,026)	16.1	(6.7)	(310)
Income (loss) before income taxes	50.7	(31.9)	(218)	(18.6)	(41.2)	(61)
Income tax expense (benefit)	8.3	(1.4)	(526)	1.6	(0.7)	(318)
Net income (loss)	42.4%	(30.5)%	(204)%	(20.2)%	(40.5)%	(57)%
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
The table below describes the Company's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Software licenses and appliances	$985	$1,822	$(837)	(46)%	$4,303	$3,971	$332	8%
Service
Subscription, maintenance and support	4,091	5,113	(1,022)	(20)	12,251	15,061	(2,810)	(19)
Professional services and other	577	638	(61)	(10)	1,556	1,906	(350)	(18)
Total service	4,668	5,751	(1,083)	(19)	13,807	16,967	(3,160)	(19)
Total revenues	$5,653	$7,573	$(1,920)	(25)%	$18,110	$20,938	$(2,828)	(14)%
Revenues can vary period to period based on the type and size of contract into which the Company enters with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increase in software licenses and appliances revenues in the nine months ended September 30, 2018 compared to the same period in 2017 was driven by increases in perpetual software license and appliance sales to both new and existing customers.
The decreases in subscription, maintenance and support revenues in the three and nine months ended September 30, 2018 compared to the corresponding 2017 periods primary resulted from the loss of a large customer in the fourth quarter of 2017, representing $858,000 and $2.4 million of the three- and nine-month variance, respectively. Additionally, revenues decreased

$297,000 and $740,000 in the three and nine months ended September 30, 2018 due to the Company's retrospective adoption of ASC 606 effective January 1, 2018.
Professional services revenues, which generally move directionally with changes in perpetual license sales and are impacted by custom work and the timing customer acceptance, decreased in the three and nine months ended September 30, 2018, compared to the corresponding 2017 periods, due primarily to the inclusion of a large former customer in the three and nine months ended September 30, 2017 and to lower utilization and reduced size of the Company's global professional services team in 2018.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Gross profit:
Software licenses and appliances	$481	$906	$(425)	(47)%	$2,660	$2,193	$467	21%
Service	3,057	3,756	(699)	(19)	8,817	10,964	(2,147)	(20)
Total gross profit	$3,538	$4,662	$(1,124)	(24)%	$11,477	$13,157	$(1,680)	(13)%

Gross margin:
Software licenses and appliances	48.8%	49.7%	(0.9)%		61.8%	55.2%	6.6%
Service	65.5%	65.3%	0.2%		63.9%	64.6%	(0.7)%
Total gross margin	62.6%	61.6%	1.0%		63.4%	62.8%	0.6%
Gross profit includes $288,000 and $302,000 for the three months ended September 30, 2018 and 2017, respectively, and $879,000 and $893,000 for the nine months ended September 30, 2018 and 2017, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2018 is expected to include approximately $1.2 million of amortization expense for purchased intangibles. The Company had 19 and 22 service personnel at September 30, 2018 and 2017, respectively.
The total gross margin percentages in the three and nine months ended September 30, 2018 were generally consistent with the corresponding 2017 periods. The 6.6% increase in software licenses and appliances gross margin in the nine months ended September 30, 2018, compared to the corresponding 2017 period, was driven primarily by strong sales, including large perpetual license sales in the 2018 period, while costs of sales consist generally of fixed amortized prepaid royalties for embedded OEM licenses. Additionally, the software licenses and appliance gross margin in nine months ended September 30, 2017 was unfavorably impacted by a higher mix of sales of third-party extensions which carry lower margins.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Operating expenses:
Research and development	$1,617	$1,769	$(152)	(9)%	$5,159	$5,676	$(517)	(9)%
Sales and marketing	1,796	2,509	(713)	(28)	6,388	7,484	(1,096)	(15)
General and administrative	1,608	2,083	(475)	(23)	5,536	6,552	(1,016)	(16)
Amortization of purchased intangibles	224	226	(2)	(1)	680	675	5	1
Total operating expenses	$5,245	$6,587	$(1,342)	(20)%	$17,763	$20,387	$(2,624)	(13)%
Operating expenses for the three and nine months ended September 30, 2018 compared to the corresponding 2017 periods reflected lower employee costs due to fewer personnel and continued improvement in the Company's operational efficiency. The Company had 80 and 98 personnel in operating activities at September 30, 2018 and 2017, respectively. The Company incurred severance expense relating to cost reduction initiatives of $177,000 and $123,000 in the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the Company executed on its cost reduction initiatives by reducing it facility costs, including the sublet of portions of its London and Minneapolis facilities and the reduction in the size of its California office from 14,000 square feet to 3,800 square feet.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$1,159	$1,311	$(152)	(12)%	$3,829	$4,297	$(468)	(11)%
Overhead and other expenses	295	249	46	18	906	813	93	11
Outside services and consulting	111	154	(43)	(28)	287	345	(58)	(17)
Depreciation and amortization	4	32	(28)	(88)	27	106	(79)	(75)
Equity-based compensation	48	23	25	109	110	115	(5)	(4)
Total research and development expenses	$1,617	$1,769	$(152)	(9)%	$5,159	$5,676	$(517)	(9)%
Total research and development expenses as a percent of revenues were 29% and 23% for the three months ended September 30, 2018 and 2017, respectively, and 28% and 27% for the nine months ended September 30, 2018 and 2017, respectively. The Company had 34 and 40 research and development personnel at September 30, 2018 and 2017, respectively.
The decrease in expenses of $152,000 and $517,000 in the three and nine months ended September 30, 2018, respectively, compared to the corresponding 2017 periods, were driven primarily by lower employee costs due to fewer research and development personnel, and continued improvement in the Company's operational efficiency in the three and nine months ended September 30, 2018 compared to the corresponding 2017 periods.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$1,236	$1,959	$(723)	(37)%	$4,668	$5,818	$(1,150)	(20)%
Overhead and other expenses	263	260	3	1	970	788	182	23
Outside services and consulting	230	212	18	8	626	660	(34)	(5)
Depreciation and amortization	3	14	(11)	(79)	12	48	(36)	(75)
Equity-based compensation	64	64	—	—	112	170	(58)	(34)
Total sales and marketing expenses	$1,796	$2,509	$(713)	(28)%	$6,388	$7,484	$(1,096)	(15)%
Total sales and marketing expenses as a percent of revenues were 32% and 33% for the three months ended September 30, 2018 and 2017, respectively, and 35% and 36% for the nine months ended September 30, 2018 and 2017, respectively. The Company had 28 and 37 sales and marketing personnel at September 30, 2018 and 2017, respectively.
The decrease in expenses of $713,000 and $1.1 million in the three and nine months ended September 30, 2018, respectively, compared to the corresponding 2017 periods, were primarily driven by lower employee costs due to fewer sales and marketing personnel, and continued improvement in the Company's operational efficiency in the three and nine months ended September 30, 2018 compared to the corresponding 2017 periods. The Company incurred severance expense relating to sales and marketing cost reduction initiatives of $51,000 and $101,000 for the nine months ended September 30, 2018 and 2017, respectively.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Compensation and employee-related	$639	$842	$(203)	(24)%	$2,081	$2,711	$(630)	(23)%
Overhead and other expenses	275	321	(46)	(14)	834	898	(64)	(7)
Outside services and consulting	429	516	(87)	(17)	1,783	1,605	178	11
Depreciation and amortization	56	181	(125)	(69)	319	562	(243)	(43)
Equity-based compensation	209	223	(14)	(6)	519	776	(257)	(33)
Total general and administrative expenses	$1,608	$2,083	$(475)	(23)%	$5,536	$6,552	$(1,016)	(16)%
Total general and administrative expenses as a percent of revenues were 28% for both of the three-month periods ended September 30, 2018 and 2017, and 31% for both of the nine-month periods ended September 30, 2018 and 2017. The Company had 18 and 21 general and administrative personnel at September 30, 2018 and 2017, respectively.
The decrease in expenses of $475,000 and $1.0 million in the three and nine months ended September 30, 2018, respectively, compared to the corresponding 2017 periods, was driven primarily by lower employee costs due to fewer general and administrative personnel, and continued improvement in the Company's operational efficiency in 2018 periods.
Amortization of Purchased Intangibles
Operating expenses include $224,000 and $226,000 for the three months ended September 30, 2018 and 2017, respectively, and $680,000 and $675,000 for the nine months ended September 30, 2018 and 2017, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses for the full year 2018 are expected to include approximately $0.9 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2018	2017	2017 to 2018	2017 to 2018	2018	2017	2017 to 2018	2017 to 2018
Gain on sale of BriefCam, Ltd.	$6,502	$—	$6,502	n/a	$6,502	$—	$6,502	n/a
Loss on extinguishment of debt	(1,189)	—	(1,189)	n/a	(1,189)	—	(1,189)	n/a
Interest expense, net	(262)	(343)	81	(24)	(1,616)	(994)	(622)	63
Decrease (increase) in fair value of warrant liability	(401)	15	(416)	(2,773)	(292)	(52)	(240)	462
Other, net	(78)	(166)	88	(53)	(481)	(345)	(136)	39
Total other income (expense), net	$4,572	$(494)	$5,066	(1,026)%	$2,924	$(1,391)	$4,315	(310)%
As of December 31, 2017, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. ("BriefCam"), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On May 7, 2018, BriefCam, Canon Inc. (“Canon”), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam and, on July 6, 2018, the Company received $9.7 million from the closing proceeds for its shares of BriefCam, resulting in a gain on sale of $6.5 million during the three and nine months ended September 30, 2018.
On July 19, 2018, the Company paid $6.5 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee. The Company determined that the prepayment of principal constituted a partial extinguishment of debt and, as such, recognized a $1.2 million loss related to the write down of unamortized debt discount and issuance costs.
The Company recognized interest expense on its term loan and capital leases of $262,000 and $343,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $994,000 for the nine months ended September 30, 2018 and 2017, respectively, which includes the accrual of interest on the Company's term loans, as well as the amortization of deferred financing costs. Amortization of deferred financing costs for the nine months ended September 30, 2018 includes $395,000 of expense related to the Company's acceleration of the amortization of deferred financing costs in connection with the modification of its term loan credit agreement with Hale Capital Partners, LP in the fourth quarter of 2017 and subsequent refinancing of the debt in the first quarter of 2018.
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at September 30, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, the Company issued a warrant to a sales partner, iStudy Co., Ltd., for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance were recorded in the Company’s consolidated balance sheets as a liability. The Company recorded a non-cash gain (loss) of $(401,000) and $15,000 during the three months ended September 30, 2018 and 2017, respectively, and a non-cash loss of $(292,000) and $(52,000) during the nine months ended September 30, 2018 and 2017, respectively, from the change in fair value of the warrant liability. The increase in fair value for the three and nine months ended September 30, 2018 was primarily driven by a corresponding increase in the Company’s stock price. The decrease in fair value during the three months ended September 30, 2017 was primarily driven by decreased volatility in the Company’s stock price and the increase in fair value during the nine months ended September 30, 2017 was primarily driven by an increase in the Company’s stock price.
Other expense included net losses on foreign currency transactions of $69,000 and $166,000 for the three months ended September 30, 2018 and 2017, respectively, and $171,000 and $342,000 for the nine months ended September 30, 2018 and 2017, respectively. Other expense also included debt issuance costs of $110,000 for the nine months ended September 30, 2018 related to the warrant issued in the first quarter of 2018. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax expense was $469,000 and net income tax benefit was $110,000 for the three months ended September 30, 2018 and 2017, respectively, and net income tax expense was $303,000 and net income tax benefit was $139,000 for the nine months ended September 30, 2018 and 2017, respectively. The net income tax expense for the three months and nine months ended September 30, 2018, was impacted by an increase in reserves for unrecognized tax benefits, partially offset by a tax benefit for refundable research credits from United Kingdom operations. The net income tax benefit for the three months and nine months ended September 30, 2017, is primarily attributable to refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$8,499	$7,690
Working capital	$(507)	$(1,467)
Financing obligations	$144	$1,050
Term loan	3,304	7,605
Financing obligations and term loan	$3,448	$8,655
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, which includes the proceeds of the debt financing completed in the first quarter of 2018 and proceeds received in July 2018 from the sale of the Company’s interest in BriefCam, as well as any cash flows that may be generated from current operations. Due to the Company's strong accounts receivable collections that contributed in part to the $3.3 million increase in cash and cash equivalents during the third quarter 2018 and to the expected timing of cash to be provided by revenues in the fourth quarter 2018, management no longer expects that it will be cash flow breakeven for the fourth quarter of 2018, though management forecasts that cash and cash equivalents at December 31, 2018 will exceed the amount previously estimated. If the Company is unable to meet its revenue expectations, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At September 30, 2018, the Company had aggregate negative working capital of $507,000, compared to negative working capital of $1.5 million at December 31, 2017. Working capital includes current deferred revenue of $9.1 million and $8.9 million at September 30, 2018 and December 31, 2017, respectively. The primary contributor to the change in working capital was the increase in cash and cash equivalents by $809,000 driven by $9.6 million of net proceeds received from the from the sale of the Company's investment in BriefCam and strong cash collections of accounts receivable, offset by a $6.5 million principal and accrued interest payment on the Company's term loan and $6.3 million operating loss for the nine months ended September 30, 2018.
Financing obligations primarily consist of capital leases related to the acquisition of computer and network equipment and furniture.
During the nine months ended September 30, 2018, the Company used $8.8 million of the $10.0 million term loan proceeds provided through the credit agreement with ESW Holdings, Inc. to pay all outstanding obligations under the term loan credit agreement dated as of October 21, 2016 among the Company, Qumu, Inc., HCP-FVD, LLC, as lender and Hale Capital Partners, LP, as administrative agent. Concurrently with such repayment, the October 21, 2016 term loan credit agreement terminated by its terms effective January 12, 2018.

On July 19, 2018, the Company paid $6.5 million on its outstanding credit agreement with ESW Holdings, Inc. dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9.6 million in net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee.
Following the Company's $6.0 million principal payment during the nine months ended September 30, 2018, the term loan with ESW Holdings, Inc. consists of a note having a face value of $4.0 million that is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4%. As of September 30, 2018, interest accrued at 9.25% and accrued and unpaid interest was $75,000.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.6 million as of September 30, 2018. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Cuts and Jobs Act of 2017.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$(2,997)	$(2,186)
Investing activities	9,562	(22)
Financing activities	(5,665)	(519)
Effect of exchange rate changes on cash	(91)	101
Net change in cash and cash equivalents	$809	$(2,626)
Operating activities
Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2018 compared to $2.2 million for the corresponding 2017 period. The operating cash flows for the 2018 period were unfavorably impacted by the change in accounts payable and other accrued liabilities. The change in operating cash flows period over period was unfavorably impacted by the changes in accounts payable and other accrued liabilities, partially offset by the change in deferred revenue.
Investing activities
Net cash provided by investing activities from the sale of the Company's investment in BriefCam totaled $9.7 million for the nine months ended September 30, 2018. Net cash used in investing activities for the purchases of property and equipment totaled $116,000 for the nine months ended September 30, 2018 compared to $22,000 in the corresponding 2017 period.
Financing activities
Financing activities used net cash of $5.7 million for the nine months ended September 30, 2018 and $519,000 in the comparable 2017 period. Primarily impacting the current period use of cash were the principal payment of $6.0 million on the outstanding term loan with ESW Holdings, Inc., principal payments of $329,000 on capital leases and other financing obligations, a principal payment on the Hale term loan of $8.0 million and a debt prepayment fee of $800,000, offset by proceeds from the Company's refinancing of its term loan in January 2018.

In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the nine months ended September 30, 2018 and 2017. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Translation. As of September 30, 2018, the Company is exposed to market risk primarily from foreign exchange rate fluctuations of the British Pound Sterling and Japanese Yen to the U.S. Dollar as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.
Interest Rates. The Company's term loan requires payment of interest monthly at the prime rate plus 4% and changes in interest rates would impact the Company's monthly interest payment and cash reserves. A 100-basis point increase in the prime rate would increase our annual pre-tax interest expense by approximately $40,000.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vernon J. Hanzlik, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of September 30, 2018. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On May 7, 2018, the Company agreed to issue a warrant to purchase 100,000 shares of its common stock to iStudy Co., Ltd. (“iStudy”) in connection granting iStudy exclusive rights in Japan through December 31, 2020. iStudy is the Company’s sales channel partner in the Asia-Pacific region.
The issuance of the warrant to iStudy was conditioned upon the timely payment in full by iStudy of $1,000,000 in Qumu Cloud license fees. On August 30, 2018, iStudy paid the full amount of the license fees and the warrant was issued to iStudy on August 31, 2018. The expiration date of the iStudy warrant is August 31, 2028, the 10-year anniversary of the issuance date, and the exercise price of the warrant is $2.43 per share, the closing bid price of the Company’s common stock on the issuance date as reported by The Nasdaq Stock Market. The warrant is transferrable and may be exercised either for cash or on a cashless “net exercise” basis.
The agreement to issue the warrant and the issuance of the warrant were not registered under the Securities Act of 1933, as amended. Other than the sales channel partner relationship between the Company and iStudy, there are no other relationships or agreements between the Company and iStudy. Based on the manner of sale of the warrant and the representation of iStudy that it is an “accredited investor” as defined under Rule 501(a) promulgated under the Securities Act of 1933, as amended, the Company believes that the issuance is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D thereunder, as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2018, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement with ESW Holdings, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. No share repurchase activity occurred for the three months ended September 30, 2018 for the satisfaction of employee tax withholding requirements on the vesting of restricted stock awards and performance stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2018 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2018	—	$—	—	778,365
August 2018	—	$—	—	778,365
September 2018	—	$—	—	778,365

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
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 7, 2018	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)