Form 10-K
period 2018-12-31
Qumu Corp
filed 2019-03-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17,095,000.
As of March 12, 2019, the registrant had 9,740,392 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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
ITEM 1. BUSINESS
Overview
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. Qumu’s customers, which include some of the world’s largest organizations, leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases include self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company and its channel partners market Qumu's products to customers primarily in North America, Europe and Asia.
Qumu generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services. An individual sale can range from single year agreements for thousands of dollars to multi-year agreements for over a million dollars.
The table below describes Qumu's revenues by category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Software licenses and appliances	$5,814	$5,982	$5,839	$(168)	$143	(3)%	2%
Service	19,199	22,185	25,843	(2,986)	(3,658)	(13)%	(14)%
Total revenues	$25,013	$28,167	$31,682	$(3,154)	$(3,515)	(11)%	(11)%
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
Enterprise Video Content Management and Delivery Software
To increase communication, engagement and collaboration between employees and stakeholders, organizations are continuing to focus on technology investments that improve the engagement and connectivity of people across offices, conference rooms, computers, tablets and smart phones. As part of this shift in technology investment, enterprises are quickly moving to video as the primary communication and collaboration medium.
Qumu is the leading provider of best-in-class tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. As a trusted adviser to clients and partners, Qumu is the innovation leader when scalability, reliability and security are critical. Backed by the most talented and experienced team in the industry, the Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge.
The world’s largest organizations leverage the Qumu platform for a variety of cloud, on-premise or hybrid deployments. Use cases include executive webcasting, corporate communications, training and onboarding, employee collaboration, external sales, marketing communications, iPTV and digital signage.
Qumu provides an end-to-end solution with an intuitive and rich user experience to create, manage and deliver live and on-demand video content both behind and beyond the secure firewall.
Capabilities and Products
The Qumu Enterprise Video Platform
Qumu offers an end-to-end video creation, management and delivery solution for enterprises. The solution can be purchased as a perpetual software license or software as a service (SaaS) for cloud or hybrid deployments. The Qumu platform offers a scalable and extensible platform that organizations can use to improve stakeholders' engagement both internally and externally.
Qumu’s implementations can range in size from thousands to millions of dollars. The Qumu platform integrates with customers' existing video services (e.g., videoconferencing systems), business applications (e.g., Skype, WebEx, Zoom, Outlook) and broader IT infrastructures using Qumu's extensive application services or "APIs." Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu’s solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creating, capturing, managing, delivering and experiencing video content.
The Qumu platform offers a flexible deployment model that can be leveraged by organizations in three different ways:

•	Inside the firewall as an on-premise enterprise-grade solution

•	Outside of the firewall as a cloud-based solution

•	As a hybrid solution, providing the flexibility of cloud, combined with Qumu’s intelligent delivery technology.
The Qumu platform encompasses four distinct elements:

•	Video Capture

•	Video Content Management

•	Intelligent Delivery

•	Extensions and Add-Ons
Video Capture
Qumu’s intelligent video capture (sometimes referred to as ingest) dynamically supports unlimited video content sources, accommodating a wide variety of video formats. Video conferencing solutions have emerged as a rapidly growing source of video content. These range from high-end, hardware-intensive conference room systems, such as those provided by Polycom and Cisco, to popular unified communications solutions such as Skype for Business, Zoom and WebEx.
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
Video Content Management
Organizations use Qumu to centrally manage all live and on-demand corporate video content through a single interface. Qumu's video content management allows system users to ingest video, create metadata and share content quickly and securely to endpoints with rights and rules management. Some of the platform’s notable functionality includes:
Creation & Editing
The Qumu platform provides comprehensive, easy-to-use tools to create and edit video from desktop and mobile devices or using conference room and studio systems. The tools can be used across a wide range of applications from creating a simple mobile phone presentation, to editing a video conference recording, to producing a multi-camera town hall event.
Advanced Analytics
Qumu Advanced Analytics provide leaders and communications staff with real-time visibility and insights into employee engagement for both live streaming video and video on demand (VOD). Advanced Analytics also help IT teams monitor and solve issues with buffering, bit rate and latency across internal networks, VPNs and external CDNs.
Automated Workflows
The Qumu platform allows users to automate processes and comply with policies by creating workflows for content approval, management and viewing rights. Automated workflows can be set for specific types of meeting recordings with disclaimers, security, time of life settings, and repurposing parameters.
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
Intelligent Delivery
The Qumu platform provides a diverse, flexible and robust series of solutions for enterprise delivery of live streaming or on-demand video. At the core of Qumu’s solution is an intelligent business rules engine and CDN broker. This proprietary technology allows organizations to configure and optimize video for their specific offices, mobile users, and various endpoints.
Qumu’s intelligent delivery supports multiple content delivery network configurations, automatically and intelligently selecting the optimal video quality for a given user, delivering video via eCDN, software CDN, and/or public CDNs. Qumu’s intelligent delivery technology can be deployed as hardware, software, or Virtual Machine. Intelligent delivery can be centrally monitored, managed, and updated.
Extensions and Add-Ons
The Qumu platform is designed to be customizable, enhancing the customer’s enterprise communication and collaboration solution. With its service-based extensible architecture, Qumu's technology can be built upon by third-party developers. Current integrations and extensions from Qumu and its partners include Microsoft Office 365, SharePoint, Skype for Business, Yammer, IPTV, Jive, IBM Connections, Polycom, Pexip and Citrix.

Extensibility is important for meeting customers who have complex and unique digital environments and for Qumu’s network of partners. Qumu’s open, service-based architecture enables customers to more easily support native apps for iOS, Android, and Windows Mobile platforms. The Qumu platform offers robust REST APIs for both user and administrative functions, allowing customers to develop integrations of their own on top of the Qumu platform. At the present time Qumu has available extensions and add-ons for live captioning, speech search, advanced analytics, content syndication, WebRTC and several other functions.
Marketing and Distribution
Qumu’s solutions serve a growing customer base of medium- and large-sized enterprises across a wide range of vertical and horizontal markets, with the five primary markets being 1) Banking, Finance and Insurance, 2) Manufacturing, 3) Services and Consulting, 4) Telecom and Technology, and 5) Biotech and Health Care. Qumu has historically targeted enterprises with 10,000+ employees and a history of video use for corporate communications, although its Qumu Cloud product can service organizations as small as 1,000 employees. Across all deployment types (cloud, on-premise and hybrid) and in all five markets, Qumu’s customers are among the largest Fortune 500 and Global 2000 companies in the world.
Qumu serves its customer base primarily via direct sales, and to a lesser extent via channel partners, offering a variety of deployment methodologies and business models to meet customer demand including software, software on server appliances, software-enabled devices, SaaS and managed services.
Qumu has been identified as a leader by multiple industry analysts:

•	Gartner named Qumu a leader in the most recent Magic Quadrant for Enterprise Video Content Management.

•	Aragon Research named Qumu a leader in the most recent Globe Report for Enterprise Video Content Management, as well as a new contender in the most recent Globe Report for Web and Video Conferencing.

•	Frost & Sullivan named Qumu as the industry leader by honoring the company with the Competitive Strategy Innovation and Leadership Award over 20 total firms it covers in the Enterprise Video space.

•	Wainhouse Research has positioned Qumu as a leader in the Enterprise Streaming Market on multiple occasions.
As indicated by these honors, Qumu is among the leading enterprise video platform vendors in the space.
Qumu sells products and services internationally through its U.S. operation and its subsidiaries in the United Kingdom and Japan. International sales comprised approximately 33% of revenues for the year ended December 31, 2018 and 27% for each of the years ended December 31, 2017 and 2016. During each of the years ended December 31, 2017 and 2016, the Company had one customer that accounted for more than 10% of its revenues; no single customer accounted for more than 10% of the Company's revenues for the year ended December 31, 2018.
Competition
Major competitors of Qumu include Kaltura, Brightcove, MediaPlatform, Vbrick and Panopto. Qumu competes with these other companies based primarily upon its full-stack, end-to-end solution for a complete video infrastructure that includes support for mobile devices and leverages existing IT infrastructure. Qumu occasionally encounters organizations utilizing Microsoft’s Skype and Stream technologies for video. While some view Microsoft as a competitor to Qumu, we believe that the Microsoft and Qumu technologies can be seamlessly integrated for the customer and provide the customer with greater flexibility and improved manageability than use of a Microsoft technology alone. For certain customers, Qumu also competes with the IT infrastructure and resources the customer has developed on its own to manage its video content.
Qumu also differentiates itself from competitors through its agnostic video delivery technology, as well as its flexible deployment models—on-premise, cloud and hybrid—which Qumu customers can choose from and customize based on their own unique organizational needs for video.
Research and Development
Qumu develops its software internally and licenses or purchases software from third parties. Research and development expense was $7.0 million, $7.3 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, the Company employed 34 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.

Intellectual Property
Qumu currently maintains four U.S. patents and has one non-provisional utility patent application pending in the U.S. Further, Qumu protects the proprietary nature of its software primarily through copyright and license agreements. It is Qumu's policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Qumu will be able to obtain patent or other protection for its products. In addition, Qumu has registered and may in the future register trademarks and other marks used in its business.
Qumu also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by the software using those programs. Contractual obligations with respect to such licenses will require cash payments of $200,000 in 2019.
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
The Company is the owner of various trademarks and trade names referenced in this Annual Report on Form 10-K including: "Qumu," "VideoNet Edge," "Pathfinder" and "How Business Does Video." Solely for convenience, the trademarks and trade names in this Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that the Company or the other respective owners will not assert, to the fullest extent under applicable law, its or their rights thereto.
Employees
As of December 31, 2018, the Company had 97 employees, of which 34 were involved in research and development, 27 in sales and marketing, 18 in service and support and 18 in administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
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
If we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected and we may violate our covenants under the ESW Holdings credit agreement.
To increase our revenues and achieve profitability, we must regularly add new customers, retain our existing customers, ensure high rates of renewals among our existing customers, and sell additional products and services to new and existing customers.
We intend to grow our business by developing and improving our product offerings, ensuring high levels of customer satisfaction, competing effectively with products and services offered by others, retaining and attracting talent, developing relationships with channel partners and increasing our marketing activities.
If we fail to add new customers or lose existing customers or if our existing customers do not renew their subscriptions at the same levels or do not increase their purchases of products and services, we will not grow our revenue as expected and our operating results will suffer. Additionally, our January 12, 2018 credit agreement with ESW Holdings contains covenants relating to minimum core bookings, maximum non-current deferred revenue, minimum subscription, and maintenance and support revenue, and minimum subscription and maintenance and support dollar renewal rates. Our failure to attract new customers, retain existing customers, and expand our sales to new and existing customers may lead to challenges in complying with these credit agreement covenants.
We are projecting compliance with the covenants for the remainder of the term of the loan, which matures on January 10, 2020. However, if an event of default occurs due to the Company not maintaining compliance with these covenants, ESW Holdings may accelerate the repayment of outstanding obligations, which could negatively impact our ability to fund our working capital requirements, capital expenditures and general corporate expenses.
We will need additional capital to fund repayment of our $4 million term loan due in January 2020 and any additional capital we seek may not be available in the amount or at the time we need it.
In the year ended December 31, 2018, we had an operating loss of $6.9 million, used $2.8 million of net cash in continuing operating activities, and ended 2018 with $8.6 million in cash and cash equivalents.

On January 12, 2018, we replaced our prior $8.0 million term loan with a new $10.0 million term loan credit agreement with ESW Holdings, Inc. Interest on the term loan accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4%. On July 19, 2018, we paid $6.5 million of outstanding debt under our credit agreement with ESW Holdings, consisting of principal of $6.0 million and accrued interest of $463,000. At December 31, 2018, we had approximately $4.0 million in outstanding debt under the ESW Holdings term loan credit agreement. Under the ESW Holdings term loan credit agreement interest accrued at 9.50% and accrued and unpaid interest was $172,000 as of December 31, 2018. The term loan is scheduled to mature on January 10, 2020, at which time all outstanding principal and then accrued interest will be due and payable in full. At maturity, assuming no earlier repayment of the term loan, the total amount of principal and interest due will be approximately $4.6 million.
Over the last several years including 2016 and into 2019, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2019, we believe will allow us to attain our goal of becoming cash flow breakeven in the third quarter of 2019.
While we expect that our cash balance at the time of maturity of the ESW Holdings obligation will be sufficient to fund repayment, the use of our then existing cash for this short-term purpose would require us to obtain additional capital to execute our business plan and pursue our growth objectives in the long-term. Accordingly, to fund this short-term capital need, we will need to secure additional capital to repay the term loan at maturity.
We may obtain capital to repay, or to combine with our cash to repay, the term loan with ESW Holdings by incurring indebtedness, from an offering or sales of our equity securities or a combination of any of these. We cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all.
Our expected financing needs to repay the ESW Holdings debt are based upon management estimates as to future revenue, cash flows and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to generate revenue and our ability to effectively manage costs. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.
If we cannot timely raise the funds needed to repay the full amount due to ESW Holdings in January 2020, we may be forced to make further substantial reductions in our operating expenses in order to ensure we have sufficient cash to repay ESW Holdings and to continue our business thereafter. Any such substantial reductions in our operating expenses could limit our sales and marketing efforts, adversely affect our ability to attract and retain qualified personnel, limit our ability to develop and enhance our solutions, make it more difficult for us to respond to competitive pressures or unanticipated working capital requirements, and otherwise adversely affect our ability to pursue our growth objectives.
If we fail to repay the ESW Holdings obligations when due, ESW Holdings may exercise its rights and remedies as a secured lender pursuant to the credit agreement and related agreements we have entered into giving ESW Holdings a security interest in substantially all of our properties, rights and assets (including equity interests of our subsidiaries).
Additionally, if we are not able to become cash flow breakeven in the third quarter of 2019 by increasing revenue and controlling expenses, we may need to raise capital in the future to execute our business plan and pursue our growth objectives. We believe the key factors to funding our long-term capital needs will be our ability to increase revenue and bookings and generate significant positive cash flow from our operations. Because of the mandatory prepayment provisions of our credit agreement with ESW Holdings, we will be required to repay the term loan in full before we would be able to use any of the net proceeds from the issuances of equity or debt securities or other loan proceeds to fund any long-term capital needs.
If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock and low trading volumes. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Any additional debt we incur would likely have covenants that would affect the manner in which we conduct our business, including by restricting our ability to incur additional indebtedness, preventing us from creating liens or requiring specified financial covenants. In addition, we may face challenges in securing additional debt financing if our future cash flow from operations is not sufficient to support debt service payments.
We have a history of losses and while our goal is to become cash flow breakeven in the third quarter of 2019, we may not achieve that goal or achieve or sustain cash flows or profitability in the future.
We experienced consolidated net losses of $3.6 million, $11.7 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through at least the first half of 2019. Over the last several years including 2016 and into 2019, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2019, we believe will allow us to attain our goal of becoming cash flow breakeven in the third quarter of 2019.
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
We cannot assure you that we will achieve our goal of becoming cash flow breakeven in the third quarter of 2019, particularly if the benefits we expect to realize from some of our recent expense reduction efforts do not materialize in the timeframes or the amount of reduction to expenses that we have planned. We cannot assure you that we will generate increases in our revenues, attain a level of profitable operations, or successfully implement our business plan or future business opportunities. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to grow revenue and our efforts to continue to effectively manage expenses. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, we may be required to further reduce expenses, which could have a further negative effect on our ability to generate revenue, or we may be required to raise additional capital more quickly than we expect or we may need more capital than we expect.
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
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Brightcove, MediaPlatform, Vbrick and Panopto who deliver video content to businesses. Qumu occasionally encounters organizations utilizing Microsoft’s Skype and Stream technologies. While some view Microsoft as a competitor to Qumu, we believe that the Microsoft and Qumu technologies can be seamlessly integrated for the customer and provide the customer with greater flexibility and improved manageability than use of a Microsoft technology alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
Many of our competitors have greater resources than we do, including greater sales, product development, marketing, financial, technical or engineering resources. In addition, because our enterprise video content management software business is operating within an evolving marketplace, our target customers may prefer to purchase software products that are critical to their business from one of our larger, more established competitors.
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
Economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business.
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

As of December 31, 2018, the Company’s market capitalization, without a control premium, was greater than its book value and the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in our future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on our results of operations.
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
Our common stock is relatively illiquid. As of December 31, 2018, we had 9,624,060 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the Nasdaq Stock Market, for the 63 trading days beginning October 1, 2018 and ending December 31, 2018 was approximately 17,100 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership. As a result, the trading prices of our common stock have been and may continue to be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Location of Property	Use of Property	Approximate Monthly Rent (USD)		Approximate Leased Square Footage	Lease Expiration Date
Minneapolis, Minnesota (Headquarters)	Engineering, service, sales, marketing and administration	$18,000	(1)	13,000	January 2023
Burlingame, California	Engineering, service, sales, marketing and administration	$16,000	(2)	3,800	September 2022
London, England	Engineering, service, sales, marketing and administration	$34,000	(3)	5,500	September 2019
Hyderabad, India	Software development and testing	$8,000		4,800	November 2019
_________________________________________________

(1)
Effective January 18, 2019, the lease was amended, resulting in the leased space being reduced from approximately 16,500 square feet to approximately 13,000 square feet, with a corresponding reduction in the monthly rent. The amended agreement has escalating lease payments ranging from approximately $18,000 to $20,000 per month during the course of the lease.

(2)	The agreement has escalating lease payments ranging from approximately $15,000 to $17,000 per month during the course of the lease.

(3)	Effective January 1, 2018, approximately 2,750 square feet of the leased space was sublet for approximately $12,000 per month through September 2019.
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

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Qumu's common stock is traded on the Nasdaq Capital Market under the symbol “QUMU.” The following table sets forth, for the periods indicated, the range of low and high sales prices for Qumu's common stock as reported on The Nasdaq Stock Market.

	Year Ended December 31,
	2018		2017
	Low	High	Low	High
First Quarter	$1.45	$2.39	$1.80	$2.97
Second Quarter	$1.67	$2.49	$2.45	$3.23
Third Quarter	$2.18	$2.95	$2.50	$3.12
Fourth Quarter	$1.90	$2.83	$2.08	$3.28
Shareholders
As of March 12, 2019, there were 96 shareholders of record of Qumu's common stock.
Dividends
The Company did not pay a dividend in 2018, 2017 or 2016 and does not expect to pay a dividend in 2019. The payment by Qumu of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Qumu's future earnings, financial condition, capital requirements and other relevant factors. Under the Company's January 12, 2018 credit agreement with ESW Holdings, the Company is prohibited from making dividends, distributions or payments on its capital stock.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2018, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted stock awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2018 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards. Under the credit agreement with ESW Holdings, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2018, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2018	—	$—	—	778,365
November 2018	798	$2.35	—	778,365
December 2018	2,295	$2.16	—	778,365

Other Information Regarding Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2018. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,341,750	$3.28	527,988
Equity compensation plans not approved by shareholders(2)	100,000	$6.62	—
Total	1,441,750	$3.51	527,988
_______________________________________
(1) Excludes shares of common stock listed in the first column.
(2) Consists of outstanding non-qualified stock option grant on November 26, 2012 to Vern Hanzlik, the Company’s President and Chief Executive Officer, on the start date of his employment with Qumu. The stock option was granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rules. The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant date, vests in four equal installments on each of the first four anniversaries of the date of grant and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and is subject to a stock option agreement entered into by and between the Company and the employee.
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

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
Overview
Qumu Corporation ("Qumu" or the "Company") provides solutions businesses use to create, manage, secure, deliver and measure the success of their videos. The Company's innovative solutions release the power of video to engage and empower employees, partners and clients, allowing organizations around the world to realize the greatest possible value from video they create and publish. Whatever the audience size, viewer device or network configuration, the Company's solutions are how business does video.
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
For the years ended December 31, 2018, 2017 and 2016, the Company generated revenues of $25.0 million, $28.2 million and $31.7 million, respectively.
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
On October 3, 2014, the Company acquired Kulu Valley Ltd., a private limited company incorporated and operating in England and Wales, subsequently renamed Qumu Ltd (“Kulu Valley”). The acquisition was made to expand Qumu’s addressable market through the offering of Kulu Valley’s best-in-class video content creation capabilities and easy-to-deploy pure cloud solution and provides Kulu Valley’s customers with access to industry-leading video content management and delivery capability.
The results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations for the year ended December 31, 2016; there were no such financial impacts to the consolidated financial statements for the years ended December 31, 2018 and 2017. No general corporate charges were allocated to the discontinued business. Other than consolidated amounts reflecting operating results and balances for both the continuing and discontinued operations, all remaining amounts presented in the accompanying consolidated financial statements reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
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
The Company follows a five-step model to assess each contract of a sale or service to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.
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
With the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and the related amendments ("Topic 606") beginning January 1, 2018, the Company had a change in the accounting for revenue of its on-premise term software license arrangements. Under the Company's previous revenue accounting ("Topic 605"), the term software license and technical support elements of the combined bundle were recognized over time. In contrast, Topic 606 requires the Company to identify the performance obligations in the contract – that is, those promised goods and services (or bundles of promised goods or services) that are distinct – and allocate the transaction price of the contract to those performance obligations on the basis of standalone selling prices. The transaction price allocated to each performance obligation is then recognized either at a point in time or over time using an appropriate measure of progress. Under Topic 606, the Company has concluded that its on-premise term software licenses and technical support for its on-premise term software licenses are distinct from each other. As a result, the software license is now recognized upon transfer of control, which is at fulfillment, resulting in earlier revenue recognition. The revenue allocable to technical support continues to be recognized ratably over the non-cancellable committed term of the agreement.
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
Derivative Liability
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock and on August 31, 2018, issued a separate warrant to a sales partner for the purchase of up to 100,000 shares of the Company's common stock. All warrants remained unexercised and outstanding at December 31, 2018. The Company accounts for the warrants, which are derivative financial instruments, as a current liability based upon the characteristics and provisions of the instruments. The warrants were determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreements, to receive cash payment in lieu of the Company's common shares. A warrant liability is recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

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
Results of Operations
The percentage relationships to revenues of certain income and expense items for the years ended December 31, 2018, 2017 and 2016, and the percentage changes in these income and expense items between years, are contained in the following table (all amounts presented reflect only the financial results of the Company's continuing enterprise video content management software business):

	Percentage of Revenues			Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017
Revenues	100.0%	100.0%	100.0%	(11)%	(11)%
Cost of revenues	(34.0)	(36.4)	(39.0)	(17)	(17)
Gross profit	66.0	63.6	61.0	(8)	(7)
Operating expenses:
Research and development	27.9	25.9	27.0	(4)	(15)
Sales and marketing	33.6	35.6	36.4	(16)	(13)
General and administrative	28.5	30.4	30.7	(17)	(12)
Amortization of purchased intangibles	3.6	3.2	2.8	—	1
Total operating expenses	93.6	95.1	96.9	(12)	(13)
Operating loss	(27.6)	(31.5)	(35.9)	(22)	(22)
Other income (expense), net	14.3	(11.4)	(0.2)	(212)	4,765
Loss before income taxes	(13.3)	(42.9)	(36.1)	(73)	6
Income tax expense (benefit)	1.2	(1.3)	(0.8)	(183)	42
Net loss	(14.5)%	(41.6)%	(35.3)%	(69)%	5%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Software licenses and appliances	$5,814	$5,982	$5,839	$(168)	$143	(3)%	2%
Service
Subscription, maintenance and support	17,132	19,374	21,443	(2,242)	(2,069)	(12)	(10)
Professional services and other	2,067	2,811	4,400	(744)	(1,589)	(26)	(36)
Total service	19,199	22,185	25,843	(2,986)	(3,658)	(13)	(14)
Total revenues	$25,013	$28,167	$31,682	$(3,154)	$(3,515)	(11)%	(11)%
Revenues can vary year to year based on the type of contract the Company enters into with each customer. The $3.2 million decrease in total revenues from 2017 to 2018 reflects a $3.0 million decrease in service revenues and a $168,000 decrease in software licenses and appliances revenues. The $3.0 million decrease in service revenues from 2017 to 2018 resulted from a

$2.2 million decrease in subscription, maintenance and support revenues and a $744,000 decrease in professional services revenues. The decrease in subscription, maintenance and support revenues was driven primarily by approximately $2.4 million of decreased recurring revenue resulting from the loss of a large customer in the fourth quarter of 2017 and a $212,000 decrease in revenue related to the Company's retrospective adoption of Topic 606 effective January 1, 2018, partially offset by subscription, maintenance and support growth from new and existing customers. The $0.7 million decrease in professional services revenues, which generally move directionally with changes in perpetual license sales and are impacted by custom work and the timing customer acceptance, was primarily due to the inclusion of a large former customer in 2017 revenues and to lower utilization and reduced size of the Company's global professional services team in 2018.
The $3.5 million decrease in total revenues from 2016 to 2017 reflects a $3.7 million decrease in service revenues, partially offset by a $143,000 increase in software licenses and appliances revenues. The $3.7 million decrease in service revenues from 2016 to 2017 resulted from a $2.1 million decrease in subscription, maintenance and support revenues driven primarily by approximately $800,000 of decreased recurring revenue resulting from the loss of a large customer in the fourth quarter of 2017 and the prior year inclusion of $1.2 million of previously deferred subscription, maintenance and support revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016. The $1.6 million decrease in professional services revenues was driven by the timing of professional services related to perpetual product license contracts entered into in 2017 and the prior year recognition of $0.4 million of previously deferred professional service revenue contingent on a customer's acceptance, which was received in the fourth quarter of 2016.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Gross profit:
Software licenses and appliances	$3,537	$3,575	$3,365	$(38)	$210	(1)%	6%
Service	12,983	14,330	15,957	(1,347)	(1,627)	(9)	(10)
Total gross profit	$16,520	$17,905	$19,322	$(1,385)	$(1,417)	(8)%	(7)%

Gross margin:
Software licenses and appliances	60.8%	59.8%	57.6%	1.0%	2.2%
Service	67.6%	64.6%	61.7%	3.0%	2.9%
Total gross margin	66.0%	63.6%	61.0%	2.4%	2.6%
For the years ended December 31, 2018, 2017 and 2016, gross margins are inclusive of the impact of approximately $1.0 million, $1.2 million and $1.3 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. The Company had 18, 26 and 28 service personnel at December 31, 2018, 2017 and 2016, respectively. Severance expense included in cost of revenues relating to cost reduction initiatives was $116,000 in 2016 and was insignificant for 2018 and 2017.
Gross margin percentages by category and in total increased for both 2018 and 2017, compared to the respective prior years. The 2.4% improvement in gross margin in 2018, compared to 2017, was primarily driven by a 3.0% improvement in service gross margin due to lower royalty expense associated with third-party software licenses, fewer service personnel and decreased amortization expense as certain purchased intangible assets became fully amortized during 2018.
The 2.6% improvement in gross margin in 2017, compared to 2016, was primarily due to a 2.9% improvement in service gross margin primarily driven by improved economies of scale on increased revenue in software licenses and appliances and a reduction in headcount.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations. Cost of software licenses and appliances revenues in 2019 is expected to include approximately $0.5 million of amortization expense for purchased intangibles.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Operating expenses:
Research and development	$7,013	$7,279	$8,541	$(266)	$(1,262)	(4)%	(15)%
Sales and marketing	8,394	10,026	11,529	(1,632)	(1,503)	(16)	(13)
General and administrative	7,122	8,567	9,722	(1,445)	(1,155)	(17)	(12)
Amortization of purchased intangibles	904	904	891	—	13	—	1
Total operating expenses	$23,433	$26,776	$30,683	$(3,343)	$(3,907)	(12)%	(13)%
Operating expenses for the year ended December 31, 2018 reflect the continued benefit of cost savings initiatives in 2016 through 2018 across all functional expense categories. Operating expenses for 2018, 2017 and 2016 included severance expense of $237,000, $256,000 and $447,000, respectively, relating the cost reduction initiatives and executive transitions.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Compensation and employee-related	$5,215	$5,475	$6,238	$(260)	$(763)	(5)%	(12)%
Overhead and other expenses	1,211	1,064	1,201	147	(137)	14	(11)
Outside services and consulting	409	473	685	(64)	(212)	(14)	(31)
Depreciation and amortization	28	133	210	(105)	(77)	(79)	(37)
Equity-based compensation	150	134	207	16	(73)	12	(35)
Total research and development expenses	$7,013	$7,279	$8,541	$(266)	$(1,262)	(4)%	(15)%
Total research and development expenses for the years ended December 31, 2018, 2017 and 2016 represented 28%, 26% and 27% of revenues, respectively. The Company had 34, 41 and 61 research and development personnel at December 31, 2018, 2017 and 2016, respectively.
The $266,000 and $1.3 million decreases in total expense in 2018 and 2017, respectively, compared to the corresponding prior years, was driven primarily by less utilization of contractors and lower employee costs due to fewer research and development personnel. Depreciation and amortization expense also decreased during 2018 as certain fixed assets became fully depreciated. Increased hosting service expense included in overhead and other expenses partially offset the decreases in 2018. Research and development expenses for 2018, 2017 and 2016 included severance expense of $61,000, $22,000 and $13,000, respectively, relating to cost reduction initiatives.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Compensation and employee-related	$6,199	$7,806	$9,175	$(1,607)	$(1,369)	(21)%	(15)%
Overhead and other expenses	1,230	1,046	1,172	184	(126)	18	(11)
Outside services and consulting	802	935	844	(133)	91	(14)	11
Depreciation and amortization	12	58	128	(46)	(70)	(79)	(55)
Equity-based compensation	151	181	210	(30)	(29)	(17)	(14)
Total sales and marketing expenses	$8,394	$10,026	$11,529	$(1,632)	$(1,503)	(16)%	(13)%
Total sales and marketing expenses for the years ended December 31, 2018, 2017 and 2016 represented 34%, 36% and 36% of revenues, respectively. The Company had 27, 33 and 37 sales and marketing personnel at December 31, 2018, 2017 and 2016, respectively.

The $1.6 million and $1.5 million decreases in total expense in 2018 and 2017, respectively, compared to the corresponding prior years, were driven primarily by lower employee costs due to fewer sales and marketing personnel. Sales and marketing expenses for 2018, 2017 and 2016 included severance expense of $111,000, $234,000 and $356,000, respectively, relating to cost reduction initiatives.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Compensation and employee-related	$2,797	$3,525	$3,920	$(728)	$(395)	(21)%	(10)%
Overhead and other expenses	1,028	1,078	1,708	(50)	(630)	(5)	(37)
Outside services and consulting	2,159	2,404	2,383	(245)	21	(10)	1
Depreciation and amortization	391	724	756	(333)	(32)	(46)	(4)
Equity-based compensation	747	836	955	(89)	(119)	(11)	(12)
Total general and administrative expenses	$7,122	$8,567	$9,722	$(1,445)	$(1,155)	(17)%	(12)%
Total general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 represented 29%, 30% and 31% of revenues, respectively. The Company had 18, 21 and 24 general and administrative personnel at December 31, 2018, 2017 and 2016, respectively.
The $1.4 million and $1.2 million decreases in total expenses in 2018 and 2017, respectively, compared to the corresponding prior years, was driven primarily by lower employee costs due to fewer general and administrative personnel. General and administrative expenses for 2018 and 2016 included severance expense of $65,000 and $78,000, respectively, relating to cost reduction initiatives and executive transition initiatives; no significant severance expense was incurred in 2017.
Amortization of Purchased Intangibles
Operating expenses include $904,000, $904,000 and $891,000 in 2018, 2017 and 2016, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2019 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2018	2017	2016	2017 to 2018	2016 to 2017	2017 to 2018	2016 to 2017
Gain on sale of BriefCam, Ltd.	$6,602	$—	$—	$6,602	$—	n/a	n/a
Loss on extinguishment of debt	(1,189)	—	—	(1,189)	—	n/a	n/a
Interest expense, net	(1,809)	(2,852)	(287)	1,043	(2,565)	(37)%	894%
Decrease in fair value of warrant liability	368	74	137	294	(63)	397	(46)
Other, net	(378)	(433)	84	55	(517)	(13)	(615)
Total other income (expense), net	$3,594	$(3,211)	$(66)	$6,805	$(3,145)	(212)%	4,765%
As of December 31, 2017, the Company held an investment totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. ("BriefCam"), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On May 7, 2018, BriefCam, Canon Inc. (“Canon”), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam and, on July 6, 2018, the Company received $9.7 million from the closing proceeds for its shares of BriefCam, as well as received $100,000 on October 31, 2018 following the satisfaction of a contingency, resulting in a gain on sale of $6.6 million during 2018.
On July 19, 2018, the Company paid $6.5 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of

$463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee. The Company determined that the prepayment of principal constituted a partial extinguishment of debt and, as such, recognized a $1.2 million loss related to the write down of unamortized debt discount and issuance costs in 2018.
The Company recognized interest expense on its term loans and capital leases of $1.8 million, $2.9 million and $287,000 in 2018, 2017 and 2016, respectively, which includes the accrual of interest on the Company's term loans, as well as the amortization of deferred financing costs. During 2017, concurrent with the Company's modification its term loan credit agreement with Hale Capital Partners, LP, the Company commenced a plan to refinance the term loan, which it completed upon the closing of its $10.0 million credit agreement with ESW Holdings, Inc. on January 12, 2018. In connection with this refinancing plan, upon loan modification, the Company accelerated the amortization of deferred financing costs by recognizing the unamortized deferred financing costs over the expected remaining term of the Hale credit agreement. As a result of the loan modification, the Company had unamortized debt discount and debt issuance costs of $2.0 million on November 6, 2017, of which it recognized $1.6 million of interest expense for the amortization of deferred financing costs through December 31, 2017, resulting in unamortized debt discount and debt issuance costs of $395,000 as of December 31, 2017. The balance of unamortized deferred financing costs was amortized in 2018 during the year-to-date period ending January 12, 2018, to coincide with the extinguishment of the term note under the Hale credit agreement.
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability. During 2018, 2017 and 2016, the Company recorded a non-cash gain from the change in fair value of the warrant liability of $368,000, $74,000 and $137,000, respectively. These gains resulted from changes in inputs for expected volatility, expected life and risk-free interest rates, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable, along with management's assumptions including the probability and timing of certain events, such as a change in control or future equity offerings.
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and effective May 1, 2018 ceased using a portion of its leased space, subsequently making it available for occupancy by a sublessee. The Company entered into a sublease agreement having a term beginning May 1, 2018 and extending through January 2023. Accordingly, the Company recorded a liability at fair value of $224,000 for the future contractual lease payments, net of expected sublease receipts. Included in other income (expense) for 2018 is the loss related to the leasing-related exit activity of $177,000, which is net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity. Subsequent to December 31, 2018, on January 17, 2019, the Company terminated the sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's head lease agreement to relinquish to the lessor, and be relieved of future lease payments for, the previously sublet space, effective March 1, 2019.
During 2017, the Company determined that one of its two office spaces in London, England was no longer needed and, in December 2017, ceased using the leased space, subsequently making it available for occupancy by a sublessee. Also in December 2017, the Company entered into a sublease agreement, having a term beginning January 1, 2018 and extending through September 2019, and received the first year’s sublease payment of $122,000. Accordingly, the Company recorded a liability at fair value of $194,000, which is reported in accrued liabilities as of December 31, 2017, for the future contractual lease payments, net of expected sublease receipts. The Company also recorded a loss related to the exit activity of $72,000, which is included in other income (expense) for the year ended December 31, 2017.

Other income also included the net gains (losses) on foreign currency transactions of $(55,000), $(356,000) and $162,000 in 2018, 2017 and 2016, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax expense was $298,000 for the year ended December 31, 2018 and net income tax benefit was $358,000 and $252,000 for the years ended December 31, 2017 and 2016, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The Tax Act establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 34% to 21%, repeal of the corporate AMT system, limitations on the deductibility of interest expense and executive compensation, and changes to net operating loss carryforward rules. The Tax Act also includes various international provisions, including a one-time deemed mandatory repatriation of accumulated foreign earnings and a new tax referred to as Global Intangible Low-Tax Income (GILTI). The SEC issued Staff Accounting Bulletin No. 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete. As of December 31, 2018, the impacts of The Act have been finalized. For further discussion of the Tax Act and its impact on the Company's consolidated financial statements, see Note 11–"Income Taxes" of the accompanying consolidated financial statements. All future impacts of future issued guidance will be appropriately accounted for in the period in which the law is enacted.
The net income tax expense for the year ended December 31, 2018, was impacted by an increase in reserves for unrecognized tax benefits, partially offset by a tax benefit for refundable research credits from United Kingdom operations. Income tax benefit in 2017 is primarily attributable to provisional estimates recorded as a result of the Tax Act and to research credits from UK operations. Income tax benefit in 2016 is primarily attributable to research credits from UK operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$8,636	$7,690
Working capital	$865	$(1,467)
Financing obligations	$209	$1,050
Term loan	3,431	7,605
Financing obligations and term loan	$3,640	$8,655
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, which includes the proceeds of the debt financing completed in the first quarter of 2018 and proceeds received in July 2018 from the sale of the Company’s interest in BriefCam, as well as any cash flows that may be generated from current operations. Based on expected revenue performance and continued management of expenses, the Company expects that it will be cash flow breakeven in the third quarter of 2019. The Company expects that it will be able repay the principal and accrued interest due to ESW Holdings on January 10, 2020, and, as required, the Company would secure a facility sufficient to meet working capital requirements. If the Company is unable to meet its revenue expectations or secure an alternative facility, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At December 31, 2018, the Company had aggregate positive working capital of $865,000, up $2.3 million from negative working capital of $1.5 million at December 31, 2017. Working capital includes current deferred revenue of $9.7 million and $8.9 million at December 31, 2018 and December 31, 2017, respectively. The primary contributor to the change in working capital was the increase in cash and cash equivalents by $946,000 driven by $9.8 million of proceeds received from the from the sale of the Company's investment in BriefCam and strong cash collections of accounts receivable, offset by a $6.5 million principal and accrued interest payment on the Company's term loan with HCP-FVD, LLC and a $6.9 million operating loss for the year ended December 31, 2018.
Financing obligations consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations.

As of December 31, 2017, the Company had a $8.0 million term loan with HCP-FVD, LLC, as lender and Hale Capital Partners, LP, as administrative agent, under a term loan credit agreement dated as of October 21, 2016. The term loan was paid in full upon the execution of a $10.0 million credit agreement with ESW Holdings, Inc. on January 12, 2018. The Company used $8.8 million of the $10.0 million term loan proceeds provided through the credit agreement with ESW Holdings, Inc. to pay all outstanding obligations to and terminate the term loan credit agreement with HCP-FVD.
On July 19, 2018, the Company paid $6.5 million on its outstanding credit agreement with ESW Holdings. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9.8 million in proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee.
Following the Company's $6.0 million principal payment during the year ended December 31, 2018, the term loan with ESW Holdings, Inc. has outstanding principal of $4.0 million that is due and payable in full on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4%. As of December 31, 2018, interest accrued at 9.50% and accrued and unpaid interest was $172,000.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.9 million as of December 31, 2018. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Cuts and Jobs Act of 2017.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flows from (used in):
Operating activities	$(2,843)	$(2,012)	$(9,484)
Investing activities	9,651	(24)	6,174
Financing activities	(5,743)	(747)	6,956
Effect of exchange rate changes on cash	(119)	109	(354)
Net change in cash and cash equivalents	$946	$(2,674)	$3,292
Net change in marketable securities and restricted cash	$—	$—	$(6,249)
Operating activities
Net cash used in operating activities was $2.8 million for 2018 compared to $2.0 million in 2017. The change in operating cash flows for 2018 as compared to 2017 was primarily due to the unfavorable impacts of changes in receivables and accounts payable and other accrued liabilities, offset by a favorable change in deferred revenue. The change in operating cash flows for the 2017 period as compared to the 2016 period was due to the reduction the Company's operating loss and the favorable impacts of changes in accounts payable and other accrued liabilities, deferred revenue, prepaid expenses and other current assets, and accrued compensation.
Investing activities
Net cash provided by investing activities from the sale of the Company's investment in BriefCam totaled $9.8 million in 2018. Net cash used in investing activities for the purchases of property and equipment totaled $127,000 in 2018 compared to $24,000 in 2017. The $6.2 million cash provided by investing activities in 2016 resulted from maturities of marketable securities of $6.3 million, net of related purchases, partially offset by purchases of property and equipment of $76,000.
Financing activities
Financing activities used net cash of $5.7 million in 2018, primarily consisting of a principal payment of $6.0 million on the outstanding term loan with ESW Holdings, Inc., principal payments of $402,000 on capital leases and other financing obligations, a principal payment on the HCP-FVD term loan of $8.0 million and a debt prepayment fee of $800,000, offset by $10.0 million in proceeds from the term loan with ESW Holdings in January 2018, a portion of which was used to repay the HCP-FVD term loan. Financing activities used net cash of $747,000 during 2017, primarily consisting of cash used for payments on financing obligations of $505,000 and payments for fees to amend the Company's HCP-FVD credit agreement of $225,000. Financing activities provided $7.0 million of cash in the comparable period in 2016, primarily from net proceeds from the debt financing of $7.5 million, offset in part by cash used for payments on financing obligations of $513,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the ESW Holdings credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions for relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the years ended December 31, 2018, 2017 and 2016. Under the ESW Holdings credit agreement, the Company is prohibited from declaring or paying any dividends.
Contractual Obligations. The following table summarizes the Company's contractual cash obligations at December 31, 2018, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Term loan(1)	$—	$4,552	$—	$—	$—	$—	$4,552
Operating leases	564	433	441	399	21	—	1,858
Capital leases and other financing obligations (2)	156	37	26	—	—	—	219
Purchase obligations(3)	232	16	43	43	—	—	334
Income tax liabilities under ASC 740 (4)	—	—	—	—	—	—	—
Total contractual cash obligations	$952	$5,038	$510	$442	$21	$—	$6,963
_________________________________________________

(1)	Amounts include principal and accrued interest payments as set forth in the Company's credit agreement with ESW Holdings, Inc. dated January 12, 2018.

(2)	Amounts include principal and interest.

(3)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancellable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancellable, the entire value of the contract is included in the table.

(4)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2018 to be paid to the applicable tax authorities in 2019. The full balance of unrecognized tax benefits under ASC 740 of $1.7 million at December 31, 2018, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). ASU 2018-11 also provides the optional transition method, which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented.
The new lease standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted and requires using the modified retrospective approach. The Company plans to use the alternative modified retrospective method of adoption permitted pursuant to ASU 2018-11, whereby financial information will not be updated, and the disclosure required under the new lease standard will not be provided, for dates and periods before January 1, 2019. In addition, the Company expects to elect the “package of practical expedients,” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. However, the Company does not expect to adopt the hindsight practical expedient, and therefore expects to continue to utilize lease terms determined under existing lease guidance.
To date, the Company has developed a project plan to guide the implementation of the new lease standard and has made progress on this plan, including assessing the Company’s portfolio of leases and compiling information on active leases. Additionally, the Company implemented a lease accounting software to facilitate adoption of the standard and is currently installing, configuring and testing the software.
While the Company is still evaluating the impact on its consolidated financial statements of adopting this standard, it expects to recognize, upon adoption, right-of-use assets of approximately $1.0 million to $1.3 million and lease liabilities of $1.6 million and $1.9 million. The difference between the assets and liabilities will primarily be attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company does not expect the adjustment under the modified retrospective approach to accumulated deficit as of January 1, 2019 to be material. Additionally, the Company does not expect the adoption of the new lease guidance to have a material impact on its consolidated statements of operations or cash flows, or compliance with debt covenants.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qumu Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Qumu Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.
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
Minneapolis, Minnesota
March 15, 2019

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,636	$7,690
Receivables, net	6,278	5,529
Contract assets	485	—
Income tax receivable	327	156
Prepaid expenses and other current assets	2,192	1,830
Total current assets	17,918	15,205
Property and equipment, net	545	911
Intangible assets, net	4,247	6,295
Goodwill	6,971	7,390
Deferred income taxes, non-current	55	77
Other assets, non-current	544	4,398
Total assets	$30,280	$34,276
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,838	$3,878
Accrued compensation	1,548	1,824
Deferred revenue	9,672	8,923
Deferred rent	45	181
Financing obligations	152	1,047
Warrant liability	2,798	819
Total current liabilities	17,053	16,672
Long-term liabilities:
Deferred revenue, non-current	1,672	141
Income taxes payable, non-current	563	3
Deferred tax liability, non-current	2	153
Deferred rent, non-current	302	507
Financing obligations, non-current	57	3
Term loan, non-current	3,431	7,605
Other non-current liabilities	195	—
Total long-term liabilities	6,222	8,412
Total liabilities	23,275	25,084
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,624,060 and 9,364,804, respectively	96	94
Additional paid-in capital	69,072	68,035
Accumulated deficit	(58,875)	(56,197)
Accumulated other comprehensive loss	(3,288)	(2,740)
Total stockholders’ equity	7,005	9,192
Total liabilities and stockholders’ equity	$30,280	$34,276
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Software licenses and appliances	$5,814	$5,982	$5,839
Service	19,199	22,185	25,843
Total revenues	25,013	28,167	31,682
Cost of revenues:
Software licenses and appliances	2,277	2,407	2,474
Service	6,216	7,855	9,886
Total cost of revenues	8,493	10,262	12,360
Gross profit	16,520	17,905	19,322
Operating expenses:
Research and development	7,013	7,279	8,541
Sales and marketing	8,394	10,026	11,529
General and administrative	7,122	8,567	9,722
Amortization of purchased intangibles	904	904	891
Total operating expenses	23,433	26,776	30,683
Operating loss	(6,913)	(8,871)	(11,361)
Other income (expense):
Gain on sale of BriefCam, Ltd.	6,602	—	—
Loss on extinguishment of debt	(1,189)	—	—
Interest expense, net	(1,809)	(2,852)	(287)
Decrease in fair value of warrant liability	368	74	137
Other, net	(378)	(433)	84
Total other income (expense), net	3,594	(3,211)	(66)
Loss before income taxes	(3,319)	(12,082)	(11,427)
Income tax expense (benefit)	298	(358)	(252)
Net loss	$(3,617)	$(11,724)	$(11,175)

Net loss per share – basic:
Net loss per share – basic	$(0.38)	$(1.25)	$(1.21)
Weighted average shares outstanding – basic	9,499	9,347	9,232
Net loss per share – diluted:
Loss attributable to common shareholders	$(3,778)	$(11,724)	$(11,312)
Net loss per share – diluted	$(0.39)	$(1.25)	$(1.23)
Weighted average shares outstanding – diluted	9,606	9,347	9,232
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(3,617)	$(11,724)	$(11,175)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(543)	1,167	(2,387)
Change in net unrealized loss on marketable securities, net of tax	—	—	1
Total other comprehensive income (loss)	(543)	1,167	(2,386)
Total comprehensive loss	$(4,160)	$(10,557)	$(13,561)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2015	9,189	$92	$65,484	$(33,298)	$(1,521)	$30,757
Net loss	—	—	—	(11,175)	—	(11,175)
Other comprehensive loss, net of taxes	—	—	—	—	(2,386)	(2,386)
Issuance of restricted stock	45	—	—	—	—	—
Redemption of stock to cover tax withholding for employee stock plans	(7)	—	(26)	—	—	(26)
Net tax reductions relating to expiration of stock options	—	—	(15)	—	—	(15)
Stock-based compensation	—	—	1,421	—	—	1,421
Balance at December 31, 2016	9,227	$92	$66,864	$(44,473)	$(3,907)	$18,576
Net loss	—	—	—	(11,724)	—	(11,724)
Other comprehensive income, net of taxes	—	—	—	—	1,167	1,167
Issuance of restricted stock	144	2	(2)	—	—	—
Redemption of stock to cover tax withholding for employee stock plans	(6)	—	(17)	—	—	(17)
Stock-based compensation	—	—	1,190	—	—	1,190
Balance at December 31, 2017	9,365	$94	$68,035	$(56,197)	$(2,740)	$9,192
Adoption of ASC Topic 606	—	—	—	939	(5)	934
Net loss	—	—	—	(3,617)	—	(3,617)
Other comprehensive income, net of taxes	—	—	—	—	(543)	(543)
Issuance of restricted stock	277	2	(12)	—	—	(10)
Redemption of stock to cover tax withholding for employee stock plans	(18)	—	(33)	—	—	(33)
Stock-based compensation	—	—	1,082	—	—	1,082
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(3,617)	$(11,724)	$(11,175)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	2,366	3,045	3,303
Stock-based compensation	1,082	1,190	1,421
Accretion of debt discount and issuance costs	1,321	2,013	152
Loss on disposal of property and equipment	—	—	4
Gain on sale of BriefCam, Ltd.	(6,602)	—	—
Loss on debt extinguishment	1,189	—	—
Loss on lease contract termination	177	72	—
Decrease in fair value of warrant liability	(368)	(74)	(137)
Deferred income taxes	(131)	(166)	(229)
Changes in operating assets and liabilities:
Receivables	(786)	2,101	3,244
Contract assets	65	—	—
Income taxes receivable / payable	375	167	266
Prepaid expenses and other assets	449	1,166	(138)
Accounts payable and other accrued liabilities	(1,196)	1,656	(1,406)
Accrued compensation	(263)	(574)	(1,575)
Deferred revenue	3,092	(573)	(2,673)
Deferred rent	(144)	(311)	(265)
Other non-current liabilities	148	—	(226)
Net cash used in continuing operating activities	(2,843)	(2,012)	(9,434)
Net cash used in discontinued operating activities	—	—	(50)
Net cash used in operating activities	(2,843)	(2,012)	(9,484)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	9,778	—	—
Sales and maturities of marketable securities	—	—	6,250
Purchases of property and equipment	(127)	(24)	(76)
Net cash provided by (used in) investing activities	9,651	(24)	6,174
Financing activities:
Proceeds from term loan and warrant issuance	10,000	—	8,000
Principal payments on term loans	(14,000)	—	—
Payments for term loan and warrant issuance costs	(1,308)	(225)	(505)
Principal payments on capital lease obligations	(402)	(505)	(513)
Common stock repurchases to settle employee withholding liability	(33)	(17)	(26)
Net cash provided by (used in) financing activities	(5,743)	(747)	6,956
Effect of exchange rate changes on cash	(119)	109	(354)
Net increase (decrease) in cash and cash equivalents	946	(2,674)	3,292
Cash and cash equivalents, beginning of year	7,690	10,364	7,072
Cash and cash equivalents, end of year	$8,636	$7,690	$10,364

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosures
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of net cash paid (received) during the year:
Income taxes	$52	$(190)	$22
Interest	$505	$853	$211
Non-cash investing and financing activities:
Financing obligations related to prepaid expenses and other assets	$264	$73	$182
Financing obligations related to property and equipment	$97	$—	$—
Term loan debt issuance costs included in accrued liabilities	$—	$800	$—

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Business and Summary of Significant Accounting Policies
Nature of Business
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. The world’s largest organizations leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases including self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company markets its products to customers primarily in North America, Europe and Asia.
The Company views its operations and manages its business as one segment and one reporting unit. Factors used to identify the Company's single operating segment and reporting unit include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through regional sales representatives and independent distributors in the United States and international markets.
The Company previously conducted its operations through two businesses consisting of 1) its enterprise video content management software business and 2) its disc publishing business. On June 27, 2014, the Company's shareholders approved the sale of the disc publishing assets and on July 1, 2014, the sale was completed. The results of the discontinued disc publishing business and associated financial impacts from the sale of this business have been presented as discontinued operations in the statement of cash flows for the year ended December 31, 2016; there were no such financial impacts to the consolidated financial statements for the years ended December 31, 2018 and 2017. Accordingly, effective June 27, 2014, the Company had one remaining reportable segment, the enterprise video content management software business. All remaining amounts presented in the accompanying consolidated financial statements and notes reflect the financial results and financial position of the Company's continuing enterprise video content management software business.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, for which the current carrying amounts approximate fair market values based on quoted market prices or net asset value; warrant liabilities, for which the fair value of $2.8 million at December 31, 2018 is based on the Company's estimates of assumptions that market participants would use in pricing the liabilities (Level 3 inputs; see Note 6–"Fair Value Measurements"); and a term loan having a carrying value of $3.4 million at December 31, 2018, for which the fair value of $3.4 million at December 31, 2018 is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate and the contractual terms of the loan (Level 2 inputs; see Note 4–"Commitments and Contingencies").
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

The Company follows a five-step model to assess each contract of a sale or service to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.
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
With the adoption of Topic 606 (defined herein under "Recently Adopted Accounting Standards") beginning January 1, 2018, the Company had a change in the accounting for revenue of its on-premise term software license arrangements. Under the Company's previous revenue accounting, the term software license and technical support elements of the combined bundle were recognized over time. In contrast, Topic 606 requires the Company to identify the performance obligations in the contract – that is, those promised goods and services (or bundles of promised goods or services) that are distinct – and allocate the transaction price of the contract to those performance obligations on the basis of standalone selling prices. The transaction price allocated to each performance obligation is then recognized either at a point in time or over time using an appropriate measure of progress. Under Topic 606, the Company has concluded that its on-premise term software licenses and technical support for its on-premise term software licenses are distinct from each other. As a result, the software license is now recognized upon transfer of control, which is at fulfillment, resulting in earlier revenue recognition. The revenue allocable to technical support continues to be recognized ratably over the non-cancellable committed term of the agreement.
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
Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue.
Deferred Sales Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancellable customer contracts and commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $527,000 and $309,000 at December 31, 2018 and 2017, respectively. Deferred commission costs in other assets, non-current were $33,000 and $46,000 at December 31, 2018 and 2017, respectively. The Company recognized commissions expense of $1.3 million and $1.7 million during the years ended December 31, 2018 and 2017, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value. As of December 31, 2017, cash and cash equivalents included certain funds required to be segregated for debt repayment. Such funds were under the Company’s control as of December 31, 2017 and were subsequently released from such requirement upon the Company’s refinancing of its term loan on January 12, 2018, as described in Note 5–“Commitments and Contingencies.”

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
Changes to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2018	2017	2016
Balance at beginning of year	$21	$34	$24
Write-offs	—	(11)	(11)
Change in provision	40	(2)	21
Balance at end of year	$61	$21	$34
Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company records provisions for potential excess, obsolete and slow-moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. Inventory included in prepaid expenses and other current assets was $191,000 and $227,000 as of December 31, 2018 and 2017, respectively.
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
Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2018, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired. See Note 3–"Intangible Assets and Goodwill."

Derivatives Liability
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, the Company issued a warrant to a sales partner, iStudy Co., Ltd., for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
Stock-Based Compensation
The Company measures stock-based compensation based on the fair value of the award at the date of grant. For awards subject to time-based vesting, the Company recognizes stock-based compensation on a straight-line basis over the requisite service period for the entire award. Compensation cost is recognized over the vesting period to the extent the requisite service requirements are met, whether or not the award is ultimately exercised. Conversely, when the requisite service requirements are not met and the award is forfeited prior to vesting, any compensation expense previously recognized for the award is reversed.
For awards subject to performance conditions, the Company accounts for compensation expense based upon the grant-date fair value of the awards applied to the best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values.
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
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income (expense). The net gains (losses) on foreign currency transactions for the years ended December 31, 2018, 2017 and 2016 were $(55,000), $(356,000) and $162,000, respectively, and are included in other income (expense) in the consolidated statements of operations.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting both the numerator (net loss) and the denominator (weighted-average number of shares outstanding), giving effect to all potentially dilutive common shares from warrants, options and restricted stock units. The treasury stock method is used for computing potentially dilutive common shares. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with the net number of shares assumed to be issued added to the denominator. In addition, the numerator is adjusted to exclude the changes in the fair value of the warrants that are classified as a liability but may be settled in shares. For the years ended December 31, 2018 and 2016, the Company reported diluted net loss as the impact of excluding the warrant income and related potentially dilutive shares was dilutive. Basic and diluted net loss per common share was the same for the year ended December 31, 2017 as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and items defined as other comprehensive income, such as unrealized gains and losses on foreign currency translation adjustments. Such items are reported in the consolidated statements of comprehensive income (loss).
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

At the adoption date, the Company adjusted accumulated deficit by $939,000, primarily driven by uncompleted contracts for which revenue will not be recognized in future periods under Topic 606, partially offset by the incremental originating costs associated with those contracts. The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet from the modified retrospective adoption of Topic 606 is as follows (in thousands):

	December 31, 2017	Adjustments	January 1, 2018
Assets:
Contract assets	$—	$550	$550
Prepaid expenses and other current assets	1,830	(99)	1,731
Other assets, non-current	4,398	(10)	4,388
Liabilities:
Deferred revenue	8,923	(493)	8,430
Deferred revenue, non-current	141	—	141
Stockholders’ equity:
Accumulated deficit	(56,197)	939	(55,258)
Accumulated other comprehensive loss	(2,740)	(5)	(2,745)
The most significant impact of the adoption of Topic 606 was on the Company's term software licenses that, under the Company's previous revenue accounting ("Topic 605"), would have continued to be recognized into revenue ratably in 2018 and beyond. However, under Topic 606 the standalone selling price attributable to the license is recognized upon transfer of control resulting in up-front recognition, typically upon fulfillment. The timing of revenue recognition for perpetual software licenses, hardware, and professional services remains substantially unchanged. See Note 8–"Revenue" for the Company's revenue recognition policy after the adoption of Topic 606.
Revenue generated under Topic 606 was $201,000 higher than revenue would have been under Topic 605 for the year ended December 31, 2018. The following table summarizes the effects of adopting Topic 606 on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018:

	Year Ended December 31, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Revenues	$25,013	$(201)	$24,812
Cost of revenues	8,493	33	8,526
Sales and marketing	8,394	62	8,456
Net loss	(3,617)	(296)	(3,913)
Net change in foreign currency translation adjustments	(543)	15	(528)
Total comprehensive loss	(4,160)	(281)	(4,441)
The following table summarizes the effects of adopting Topic 606 on the Company’s consolidated balance sheet as of December 31, 2018:

	December 31, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Assets:
Contract assets	485	(485)	—
Prepaid expenses and other current assets	2,192	13	2,205
Other assets, non-current	544	1	545
Liabilities:
Deferred revenue	9,672	768	10,440
Deferred revenue, non-current	1,672	(24)	1,648
Stockholders’ equity:
Accumulated deficit	(58,875)	(1,235)	(60,110)
Accumulated other comprehensive loss	(3,288)	20	(3,268)

The Company’s net cash used in operating activities for the year ended December 31, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of the Company’s consolidated statement of cash flows for the year ended December 31, 2018:

	Year Ended December 31, 2018
	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Operating activities:
Net loss	$(3,617)	$(296)	$(3,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Contract assets	65	(65)	—
Prepaid expenses and other assets	449	95	544
Deferred revenue	3,092	266	3,358
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, which the Company adopted on January 1, 2018, modifying its accounting and required disclosures for its equity investment previously accounted for under the cost basis method of accounting.
The Company’s equity investment consisted of its investment totaling $3.1 million in convertible preferred stock of privately-held BriefCam, Ltd. (“BriefCam”), as described in Note 4–"Investment in Software Company," which is included in other assets in the consolidated balance sheets as of December 31, 2017. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. The Company adopted the provisions of the new standard applicable to its investment in BriefCam on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting.
On July 6, 2018, the Company sold its investment in BriefCam, which had a carrying value of $3.1 million as of December 31, 2017, resulting in a gain on sale of $6.6 million during the year ended December 31, 2018. From the date of adoption of the new accounting standard on January 1, 2018 to the sale of BriefCam, there were no observable price changes or impairments related to the Company’s non-marketable investment in the equity security.
Income Taxes
In March 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act of 2017 was signed into law. Additional information regarding the adoption of this standard is contained in Note 11–"Income Taxes."
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
In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to ASU 2016-02 (collectively, the “new lease standard”). ASU 2018-11 also provides the optional transition method, which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented.
The new lease standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted and requires using the modified retrospective approach. The Company plans to use the alternative modified retrospective method of adoption permitted pursuant to ASU 2018-11, whereby financial information will not be updated, and the disclosure required under the new lease standard will not be provided, for dates and periods before January 1, 2019. In addition, the Company expects to elect the “package of practical expedients,” which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. However, the Company does not expect to adopt the hindsight practical expedient, and therefore expects to continue to utilize lease terms determined under existing lease guidance.
To date, the Company has developed a project plan to guide the implementation of the new lease standard and has made progress on this plan, including assessing the Company’s portfolio of leases and compiling information on active leases. Additionally, the Company implemented a lease accounting software to facilitate adoption of the standard, and is currently installing, configuring and testing the software.
While the Company is still evaluating the impact on its consolidated financial statements of adopting this standard, it expects to recognize, upon adoption, right-of-use assets of approximately $1.0 million to $1.3 million and lease liabilities of $1.6 million and $1.9 million. The difference between the assets and liabilities will primarily be attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company does not expect the adjustment under the modified retrospective approach to accumulated deficit as of January 1, 2019 to be material. Additionally, the Company does not expect the adoption of the new lease guidance to have a material impact on its consolidated statements of operations or cash flows, or compliance with debt covenants.
2) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computer, network equipment and furniture	$2,565	$3,681
Leasehold improvements	789	1,908
Total property and equipment	3,354	5,589
Less accumulated depreciation and amortization	(2,809)	(4,678)
Total property and equipment, net	$545	$911
Depreciation and amortization expense associated with property and equipment was $438,000, $944,000 and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

3) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	December 31, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,818	$8,023	$2,180	$15,021
Accumulated amortization	(2,721)	(7,110)	(943)	(10,774)
Net identifiable intangible assets	$2,097	$913	$1,237	$4,247

	December 31, 2017
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,928	$8,225	$2,184	$15,337
Accumulated amortization	(2,194)	(6,043)	(805)	(9,042)
Net identifiable intangible assets	$2,734	$2,182	$1,379	$6,295
Amortization expense of intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Amortization expense associated with the developed technology included in cost of revenues	$1,024	$1,197	$1,251
Amortization expense associated with other acquired intangible assets included in operating expenses	904	904	891
Total amortization expense	$1,928	$2,101	$2,142
The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

Year Ending December 31,
2019	$1,210
2020	938
2021	732
2022	539
2023	298
Thereafter	530
Total	$4,247
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.0 million at December 31, 2018 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of December 31, 2018, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

4) Investment in Software Company
As of December 31, 2017, the Company held an investment reported in other assets, non-current, totaling $3.1 million in convertible preferred stock of BriefCam, Ltd., a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On May 7, 2018, BriefCam, Canon Inc. (“Canon”), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam and, on July 6, 2018, the Company received $9,678,000 from the closing proceeds for its shares of BriefCam, as well as received $100,000 on October 31, 2018 following the satisfaction of a contingency, resulting in a gain on sale of $6.6 million during the year ended December 31, 2018.
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
5) Commitments and Contingencies
Leases and Other Financing Obligations
Balances for assets acquired under capital lease obligations and included in property and equipment were as follows (in thousands):

	December 31,
	2018	2017
Computer and network equipment	$609	$511
Furniture	287	287
Assets acquired under capital lease obligations	896	798
Accumulated depreciation	(763)	(613)
Assets acquired under capital lease obligations, net	$133	$185
The current and long-term portions of capital leases and other financing obligations were as follows (in thousands):

	December 31,
	2018	2017
Capital leases and other financing obligations, current	$152	$1,047
Capital leases and other financing obligations, noncurrent	57	3
Total capital leases and other financing obligations	$209	$1,050
The Company leases certain of its facilities and some of its equipment under non-cancellable operating lease arrangements. The rental payments under these leases are charged to expense on a straight-line basis over the non-cancellable term of the lease. Future minimum payments under capital lease obligations, other financing obligations, and non-cancellable operating leases, excluding property taxes and other operating expenses as of December 31, 2018 are as follows (in thousands):

	Capital leases and other financing obligations	Operating leases	Total
Years ending December 31,
2019	$156	$564	$720
2020	37	433	470
2021	26	441	467
2022	—	399	399
2023	—	21	21
Thereafter	—	—	—
Total minimum lease payments	219	$1,858	$2,077
Less amount representing interest	(10)
Present value of net minimum lease payments	$209

Rent expense under operating leases was $899,000, $1.3 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Lease Contract Termination
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and effective May 1, 2018 ceased using a portion of its leased space, subsequently making it available for occupancy by a sublessee. The Company entered into a sublease agreement having a term beginning May 1, 2018 and extending through January 2023. Accordingly, the Company recorded a liability at fair value of $224,000 for the future contractual lease payments, net of expected sublease receipts. Included in other income (expense) for 2018 is the loss related to the leasing-related exit activity of $177,000, which is net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity. Subsequent to December 31, 2018, on January 17, 2019, the Company terminated the sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's head lease agreement to relinquish to the lessor, and be relieved of future lease payments for, the previously sublet space, effective March 1, 2019.
During 2017, the Company determined that one of its two office spaces in London, England was no longer needed and, in December 2017, ceased using the leased space, subsequently making it available for occupancy by a sublessee. Also in December 2017, the Company entered into a sublease agreement, having a term beginning January 1, 2018 and extending through September 2019, and received the first year’s sublease payment of $122,000. Accordingly, the Company recorded a liability at fair value of $194,000, which is reported in accrued liabilities as of December 31, 2017, for the future contractual lease payments, net of expected sublease receipts. The Company also recorded a loss related to the exit activity of $72,000, which is included in other income (expense) for the year ended December 31, 2017.
A reconciliation of the beginning and ending contract termination obligation balances is as follows (in thousands):

	London, England	Minneapolis, Minnesota	Total
Contract termination obligation, January 1, 2017	$—	$—	$—
Lease termination costs incurred	72	—	72
Sublease payment received	122	—	122
Contract termination obligation, December 31, 2017	194	—	194
Lease termination costs incurred	—	224	224
Accretion expense	14	19	33
Payments on obligations	(189)	(40)	(229)
Change in currency exchange rate	(4)	—	(4)
Contract termination obligation, December 31, 2018	$15	$203	$218
The contract termination obligation is included in other accrued liabilities in the Company's consolidated balance sheets.
Term Loans
The Company's term loans are reported in the consolidated balance sheets as follows (in thousands):

	December 31, 2018	December 31, 2017
Term loan, at face value	$4,000	$8,000
Unamortized original issue discount	(481)	(121)
Unamortized debt issuance costs	(88)	(274)
Term loan	$3,431	$7,605
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
On July 19, 2018, the Company paid $6.5 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9.8 million in net proceeds from the sale of its investment in BriefCam to fund the prepayment. Under the term loan credit agreement, any voluntary prepayment by the Company from the net proceeds received from the disposition of the Company’s investment in BriefCam will not trigger a prepayment fee. The Company determined that the prepayment of principal constituted a partial extinguishment of debt and, as such, recognized a $1.2 million loss related to the write down of unamortized debt discount and issuance costs.
The term loan is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. As of December 31, 2018, interest was payable at 9.50%. The Company may prepay the term loan at any time with the payment of a prepayment fee of 10% of the amount prepaid. However, no prepayment fee will be incurred for any prepayment made from the proceeds of the Company’s sale of its investment in BriefCam.
The term loan had an estimated fair value of $3.4 million as of December 31, 2018. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
In conjunction with this debt financing, the Company issued a warrant for the purchase of up to 925,000 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2018. See Note 6–"Fair Value Measurements" for further discussion of the warrant.
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
On January 12, 2018, the Company repaid all outstanding obligations under the Hale credit agreement using $8.8 million of the $10.0 million term loan proceeds provided through the ESW credit agreement. Concurrently, the Hale credit agreement terminated effective January 12, 2018.
In conjunction with this debt financing, the Company issued a warrant for the purchase of up to 314,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2018. See Note 6–"Fair Value Measurements" for further discussion of the warrant.
Covenant Compliance
The ESW credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The negative covenants of the ESW credit agreement require the Company to meet financial covenants beginning with the quarter ended September 30, 2018 relating to minimum core bookings, maximum non-current deferred revenue, minimum subscription, and maintenance and support revenue, and minimum subscription and maintenance and support dollar renewal rates. The Company was in compliance with all financial covenants during the year ended December 31, 2018.
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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2018. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During 2018, 2017 and 2016, the Company recorded a non-cash gain from the change in fair value of the warrant liability of $368,000, $74,000 and $137,000, respectively. These gains resulted from changes in inputs for expected volatility, expected life and risk-free interest rates, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable, along with management's assumptions including the probability and timing of certain events, such as a change in control or future equity offerings.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,015	$—	$—	$2,015
Derivative warrant liability - Hale warrant	750	—	—	750
Derivative warrant liability - iStudy	33	—	—	33
Derivative warrant liability	$2,798	$—	$—	$2,798

		Fair Value Measurements Using
	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - Hale warrant	$819	$—	$—	$819
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangements. The following table represents a rollforward of the fair value of the Level 3 instruments (significant unobservable inputs):

Balance at December 31, 2017	$819
Additions to warrant liability	2,347
Change in fair value	(368)
Balance at December 31, 2018	$2,798

7) Stockholders' Equity
Common Stock
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company repurchased no shares under the share repurchase program during the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, 778,365 shares were available under the Board authorizations. Under the ESW credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
8) Revenue
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

	Year Ended December 31,
	2018	2017	2016
Software licenses and appliances	$5,814	$5,982	$5,839
Service
Subscription, maintenance and support	17,132	19,374	21,443
Professional services and other	2,067	2,811	4,400
Total service	19,199	22,185	25,843
Total revenues	$25,013	$28,167	$31,682

	Year Ended December 31,
	2018	2017	2016
North America	$16,639	$20,494	$23,089
Europe	6,453	6,914	7,924
Asia	1,921	759	669
Total	$25,013	$28,167	$31,682
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet. The Company records deferred revenue when revenue is recognized subsequent to invoicing.
The Company’s balances for contract assets totaled $550,000 and $485,000 as of January 1, 2018 and December 31, 2018, respectively. The Company’s balances for contract liabilities, which are included in current and non-current deferred revenue, totaled $8.6 million and $11.3 million as of January 1, 2018 and December 31, 2018, respectively.
During the year ended December 31, 2018, the Company recognized $8.2 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $21.6 million as of December 31, 2018, of which the Company expects to recognize $12.8 million of revenue over the next 12 months and the remainder thereafter.
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
9) Stock-Based Compensation
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock to certain key employees, non-employee directors and service providers. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. As of December 31, 2018, 3,230,320 shares are authorized under the 2007 Plan, of which 527,988 were available for future grant.
In addition to awards granted under the 2007 Plan, the Company granted a non-qualified option to purchase 100,000 shares of its common stock to a newly hired senior management level employee on November 26, 2012, which remained outstanding as of December 31, 2018. The option was granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the date of grant, vests in four equal installments on each of the first four anniversaries of the date of grant and has a term of seven years. In other respects, the option was structured to mirror the terms of options granted under the 2007 Plan and is subject to a stock option agreement between the Company and the employee.
The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$326	$366	$554
Restricted stock and restricted stock units	566	765	867
Performance stock units	190	59	—
Total stock-based compensation costs	$1,082	$1,190	$1,421
Stock-based compensation cost included in:
Cost of revenues	$34	$39	$49
Operating expenses	1,048	1,151	1,372
Total stock-based compensation costs	$1,082	$1,190	$1,421
As of December 31, 2018, total stock option compensation expense of $369,000 and $582,000 was not yet recognized related to non-vested option awards and related to non-vested shares and restricted share unit awards, respectively, and is expected to be recognized over a weighted average period of 3.1 years and 2.5 years, respectively.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Year Ended December 31,
	2018	2017	2016
Expected life of options in years	4.54 - 4.75	4.75	4.75
Risk-free interest rate	2.6% - 2.9%	1.7% - 2.0%	1.1% - 1.4%
Expected volatility	69.6% - 70.5%	64.2% - 66.2%	57.4% - 63.7%
Expected dividend yield	—%	—%	—%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. Effective April 2008, the Company’s Board of Directors approved a change in the contractual term of stock options granted to employees from ten to seven years. Given the reduction in the contractual term of its employee stock option awards and a lack of exercise history or other means to reasonably estimate future exercise behavior, the Company determined it was unable to rely on its historical exercise data as a basis for estimating the expected life of stock options granted to employees subsequent to this change. As such, the Company used the “simplified” method for determining the expected life of stock options granted to employees in 2018, 2017 and 2016, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.

A summary of share option activity is presented in the table below (in thousands, except per share data):

(In thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2015	1,813	$10.00
Granted	374	2.86
Exercised	—	—
Canceled	(679)	12.66
Options outstanding at December 31, 2016	1,508	7.03
Granted	165	2.16
Exercised	—	—
Canceled	(385)	7.81
Options outstanding at December 31, 2017	1,288	6.18
Granted	758	2.24
Exercised	—	—
Canceled	(604)	7.60
Options outstanding at December 31, 2018	1,442	3.51	4.9	$—
Total vested and expected to vest as of December 31, 2018	1,442	3.51	4.9	$—
Options exercisable as of:
December 31, 2016	703	$10.06
December 31, 2017	838	7.85
December 31, 2018	572	5.29	3.0	$—
________________________________________________________________

(1)	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
Other information pertaining to options is as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Fair value of options granted	$982	$193	$556
Per share weighted average fair value of options granted	$1.30	$1.17	$1.49
Total intrinsic value of stock options exercised	$—	$—	$—
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

A summary of restricted stock and restricted stock units activity is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	175	$12.05
Granted	120	4.00
Vested	(76)	11.27
Canceled	(29)	13.03
Nonvested at December 31, 2016	190	7.13
Granted	213	2.44
Vested	(146)	5.67
Canceled	(39)	5.21
Nonvested at December 31, 2017	218	3.87
Granted	279	2.17
Vested	(186)	3.66
Canceled	(3)	14.78
Nonvested at December 31, 2018	308	$2.38
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$2.17	$2.44	$4.00
Total fair value of restricted stock and restricted stock units vested	$377	$392	$294
Performance Stock Units
The Company granted performance stock units during 2018 ("2018 Performance Stock Units") and 2017 ("2017 Performance Stock Units"). In settlement of the performance stock units, the Company issues a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for each award. The percentage achievement for the performance stock units may not exceed 100%.

	Number of Units
	2018 Performance Stock Units	2017 Performance Stock Units	Total Performance Stock Units
Nonvested at December 31, 2016	—	—	—
Granted	—	166	166
Vested	—	—	—
Canceled	—	(26)	(26)
Nonvested at December 31, 2017	—	140	140
Granted	169	—	169
Vested	—	(116)	(116)
Canceled	(21)	(24)	(45)
Nonvested at December 31, 2018	148	—	148
In settlement of the 116,168 of vested 2017 Performance Stock Units, during 2018 the Company issued 25,726 shares, which is equal to the number of vested performance stock units vested multiplied by the weighted percentage achievement of the performance goals of approximately 22.1%.
10) 401(K) Savings Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $281,000, $343,000 and $428,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

11) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Loss before income taxes:
Domestic	$(1,631)	$(11,524)	$(10,834)
Foreign	(1,688)	(558)	(593)
Total loss before income taxes	$(3,319)	$(12,082)	$(11,427)
The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$(8)	$(175)	$(6)
State	591	35	50
Foreign	(314)	(211)	(249)
Total current	269	(351)	(205)
Deferred:
U.S. Federal	—	—	—
State	11	(12)	12
Foreign	18	5	(59)
Total deferred	29	(7)	(47)
Total provision for income tax benefit	$298	$(358)	$(252)
Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 21% in 2018, and 34% in both 2017 and 2016, to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Expected income tax benefit	$(697)	$(4,107)	$(3,885)
Federal R&D credit	(32)	(24)	(17)
Refundable AMT credit	(12)	(172)	—
Effect of deferred rate change	8	11,851	(162)
Foreign tax	38	(87)	(105)
Non-deductible stock issuance costs	85	186	(24)
Foreign unremitted earnings	130	(20)	58
Change in valuation allowance	408	(7,764)	4,566
State income taxes, net of federal tax effect	455	(306)	(789)
Other, net	(85)	85	106
Total provision for income tax expense (benefit)	$298	$(358)	$(252)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Inventory provisions and uniform capitalization	$1	$42
Accounts receivable allowances	13	3
Non-qualified stock option and restricted stock expense	184	447
Deferred revenue	101	147
Loss and credit carryforwards of U.S. subsidiary	24,101	23,996
Loss carryforward of foreign subsidiaries	283	430
Excess interest expense	298	—
Other accruals and reserves	169	407
Fixed assets	3	—
Other	—	58
Total deferred tax assets before valuation allowance	25,153	25,530
Less valuation allowance	(24,153)	(24,285)
Total deferred tax assets	$1,000	$1,245
Deferred tax liabilities:
Acquired intangibles	$(901)	$(1,321)
Other	(46)	—
Total deferred tax liabilities	$(947)	$(1,321)
Total net deferred tax assets (liabilities)	$53	$(76)
As of December 31, 2018, the Company had $85.6 million of net operating loss carryforwards for U.S. federal tax purposes and $63.3 million of net operating loss carryforwards for various states. The loss carryforwards for federal tax purposes will expire between 2022 and 2037 if not utilized. The loss carryforwards for state tax purposes will expire between 2022 and 2037 if not utilized.
As of December 31, 2018, the Company had federal and state research and development credit carryforwards of $3.2 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
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
The Company assessed that the valuation allowance against its U.S. deferred tax assets is still appropriate as of December 31, 2018, based on the consideration of all available positive and negative evidence, using the “more likely than not” standard required by ASC 740, Income Taxes. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.
The Company generally believes that it is more likely than not that the future results of the operations of its subsidiaries in the U.K. will generate sufficient taxable income due to the reversal of deferred tax liabilities to realize the tax benefits related to its deferred tax assets. As of December 31, 2018, the Company had a cumulative foreign tax loss carryforward of $1.8 million in the U.K. This amount can be carried forward indefinitely.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company recorded several provisional estimates for the year ended December 31, 2017. As of December 31, 2018, the impacts of the Tax Act have been finalized as follows:

•
During 2017, the Company recorded a tax benefit of $172,000 for the impact of the Tax Act. The tax benefit primarily related to the future cash refund of excess AMT credits due to the repeal of the corporate AMT system. AMT credits previously had a full valuation allowance recorded, however a benefit was recorded as the AMT credits were subsequently expected to be realized. During 2018, an additional tax benefit of $12,000 was recorded with the finalization of this analysis.

•
During 2017, the Company reduced its net domestic deferred tax asset balance by $11.9 million due to the reduction in corporate tax rate from 34% to 21%. Additionally, no 2017 tax expense was provided for the mandatory repatriation provisions, as the Company had estimated there to be no untaxed accumulated E&P. The finalization of these tax reform matters did not have a material impact as the adjustments were fully offset by a change in the Company’s U.S. valuation allowance.

Many of the new elements of the Tax Act became effective during the 2018, including limitations on the deductibility of interest expense, limitations on executive compensation, as well as international provisions. The Company has considered and incorporated the new provisions into its tax calculations. Such provisions included in the Tax Act did not significantly impact the Company in 2018, due to the full valuation allowance on deferred tax assets.
The Company may repatriate cash associated with undistributed earnings of its foreign subsidiaries, such that they are not reinvested indefinitely. The repatriation of cash and cash equivalents held by the Company's international subsidiaries could result in a tax impact to the Company and as such the Company has recorded a deferred tax liability for the future tax consequences of a repatriation.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented in the table below (in thousands):

	Year Ended December 31,
	2018	2017
Gross unrecognized tax benefits at beginning of year	$1,136	$1,042
Increases related to:
Prior year income tax positions	2	70
Current year income tax positions	586	24
Gross unrecognized tax benefits at end of year	$1,724	$1,136
Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $563,000 that if recognized, would affect the effective tax rate. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2018 will change significantly by December 31, 2019.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $5,600 and $1,400 on a gross basis at December 31, 2018 and 2017, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions amounted to net tax expense of $4,200 and $1,300 in 2018 and 2017, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, the Company was no longer subject to income tax examinations for taxable years before 2016 in the case of U.S. federal taxing authorities, and taxable years generally before 2014 in the case of state taxing authorities, consisting primarily of Minnesota and California.

12) Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss per share – basic
Net loss	$(3,617)	$(11,724)	$(11,175)
Weighted average shares outstanding – basic	9,499	9,347	9,232
Net loss per share – basic	$(0.38)	$(1.25)	$(1.21)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(3,617)	$(11,724)	$(11,175)
Numerator effect of dilutive securities
Warrants	(161)	—	(137)
Loss attributable to common shareholders	$(3,778)	$(11,724)	$(11,312)
Weighted averages shares outstanding – diluted:
Weighted average shares outstanding – basic	9,499	9,347	9,232
Denominator effect of dilutive securities
Warrants	107	—	—
Weighted average shares outstanding – diluted	9,606	9,347	9,232
Net loss per share – diluted	$(0.39)	$(1.25)	$(1.23)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Stock options	1,273	1,507
Warrants	348	314
Restricted stock units	150	139
Total anti-dilutive	1,771	1,960
13) Significant Customers and Geographic Data
One customer accounting for more than 10% of the Company’s total revenue is as follows (in thousands):

	Year Ended December 31,
Revenues	2018	2017	2016
Customer A	*	$4,945	$4,402
_________________________________________________
* No customer exceeded 10% of total revenue
Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
Accounts Receivable	2018	2017
Customer A	$841	*
Customer B	$782	$814
Customer C	$692	*
_________________________________________________
* Accounts receivable balance did not exceed 10%

Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2018	2017
North America	$515	$855
Europe	30	56
Total	$545	$911
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, Vernon J. Hanzlik, and our Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of December 31, 2018. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
Based on our assessment and those criteria, management believes that the Company's internal control over financial reporting was effective as of December 31, 2018.

c)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

Dated: March 15, 2019	QUMU CORPORATION
	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
Chief Executive Officer

	By:	/s/ David G. Ristow
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

Signature	Title	Date

/s/ Vernon J. Hanzlik	Chief Executive Officer	March 15, 2019
Vernon J. Hanzlik	(Principal Executive Officer), Director

/s/ David G. Ristow	Chief Financial Officer (Principal	March 15, 2019
David G. Ristow	Financial and Accounting Officer)

/s/ Neil E. Cox	Director	March 15, 2019
Neil E. Cox

/s/ Daniel R. Fishback	Director	March 15, 2019
Daniel R. Fishback

/s/ Kenan Lucas	Director	March 15, 2019
Kenan Lucas

/s/ Thomas F. Madison	Director	March 15, 2019
Thomas F. Madison

/s/ Kimberly K. Nelson	Director	March 15, 2019
Kimberly K. Nelson

/s/ Robert F. Olson	Director	March 15, 2019
Robert F. Olson

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.1	1992 Restated Articles of Incorporation of Rimage Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).
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

3.5	Amendments effective March 2, 2016 to Bylaws of Qumu Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 2, 2016).
10.1	Second Amended and Restated 2007 Stock Incentive Plan * (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders held on May 10, 2018).
10.2	Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K dated March 12, 2010).
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

10.8
Guaranty and Collateral Agreement dated October 21, 2016 by Qumu Corporation and Qumu, Inc. in favor of Hale Capital Partners, LP as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.9
Warrant to Purchase 314,286 shares of Common Stock issued by Qumu Corporation to HCP-FVD, LLC on October 21, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.10
Amendment No. 1 to Credit Agreement dated as of March 31, 2017 by and among Qumu Corporation, as Borrower, Qumu, Inc., as Guarantor, HCP-FVD, LLC, as Lender and Hale Capital Partners, LP, as Administrative Agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated March 31, 2017).

10.11
Amendment No. 2 to Credit Agreement dated November 6, 2017 by and among Qumu Corporation, as Borrower, Qumu, Inc. as Guarantor, HCP-FVD, LLC, as Lender and Hale Capital Partners, LP, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2017.

10.12
Letter Agreement effective December 15, 2017 regarding Offer of Employment by Qumu Corporation and David Ristow * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2017).

10.13
Standstill Agreement dated December 19, 2017 by and among Qumu Corporation, Harbert Discovery Fund, LP, Harbert Discovery Fund GP, LLC, Harbert Discovery Fund Advisors, Inc. and Harbert Management Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017).

10.14
Amendment No. 1 to Standstill Agreement dated October 25, 2018 by and among Harbert Discovery Fund, LP, Harbert Discovery Fund GP, LLC, Harbert Fund Advisors, Inc. and Harbert Management Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2018).

10.15
Term Loan Credit Agreement dated January 12, 2018 by and among Qumu Corporation, Qumu, Inc., the Lenders party thereto and ESW Holdings, Inc. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2018).

10.16
Guaranty and Collateral Agreement dated January 12,2018 by Qumu Corporation and Qumu, Inc. in favor of ESW Holdings, Inc. as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2018).

Exhibit No.	Description
10.17
Amended and Restated Warrant No. 2R Dated January 12, 2018 to Purchase 925,000 shares of Common Stock Issued by Qumu Corporation to ESW Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2018).

10.18	Form of Performance Stock Unit Award Agreement Approved March 23, 2018 (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). *
21.1	Subsidiaries of Qumu Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement

Effective September 16, 2013, Rimage Corporation changed its corporate name to Qumu Corporation.