Form 10-Q
period 2019-03-31
Qumu Corp
filed 2019-05-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01	QUMU	The NASDAQ Stock Market LLC
Common Stock outstanding at May 2, 2019 – 9,790,392 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,571	$8,636
Receivables, net of allowance for doubtful accounts of $79 and $61, respectively	4,380	6,278
Contract assets	1,661	485
Income tax receivable	339	327
Prepaid expenses and other current assets	2,140	2,192
Total current assets	17,091	17,918
Property and equipment, net of accumulated depreciation of $2,912 and $2,809, respectively	680	545
Right of use assets – operating leases	1,128	—
Intangible assets, net	3,956	4,247
Goodwill	7,134	6,971
Deferred income taxes, non-current	53	55
Other assets, non-current	476	544
Total assets	$30,518	$30,280
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,640	$2,838
Accrued compensation	1,150	1,548
Deferred revenue	9,558	9,672
Operating lease liabilities	549	—
Deferred rent	—	45
Financing obligations	131	152
Term loan	3,559	—
Warrant liability	3,087	2,798
Total current liabilities	20,674	17,053
Long-term liabilities:
Deferred revenue, non-current	1,425	1,672
Income taxes payable, non-current	568	563
Deferred tax liability, non-current	—	2
Operating lease liabilities, non-current	1,021	—
Deferred rent, non-current	—	302
Financing obligations, non-current	146	57
Term loan, non-current	—	3,431
Other non-current liabilities	—	195
Total long-term liabilities	3,160	6,222
Total liabilities	23,834	23,275
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,765,392 and 9,624,060, respectively	98	96
Additional paid-in capital	69,266	69,072
Accumulated deficit	(59,635)	(58,875)
Accumulated other comprehensive loss	(3,045)	(3,288)
Total stockholders’ equity	6,684	7,005
Total liabilities and stockholders’ equity	$30,518	$30,280
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Software licenses and appliances	$1,005	$451
Service	6,093	4,380
Total revenues	7,098	4,831
Cost of revenues:
Software licenses and appliances	311	335
Service	1,226	1,777
Total cost of revenues	1,537	2,112
Gross profit	5,561	2,719
Operating expenses:
Research and development	1,674	1,903
Sales and marketing	2,352	2,180
General and administrative	1,746	2,181
Amortization of purchased intangibles	218	229
Total operating expenses	5,990	6,493
Operating loss	(429)	(3,774)
Other income (expense):
Interest expense, net	(205)	(844)
Decrease (increase) in fair value of warrant liability	(289)	387
Other, net	(31)	(387)
Total other expense, net	(525)	(844)
Loss before income taxes	(954)	(4,618)
Income tax benefit	(4)	(88)
Net loss	$(950)	$(4,530)

Net loss per share – basic and diluted:
Net loss per share	$(0.10)	$(0.48)
Weighted average shares outstanding	9,688	9,370
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(unaudited - in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(950)	$(4,530)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	243	623
Total other comprehensive income	243	623
Total comprehensive loss	$(707)	$(3,907)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(950)	—	(950)
Other comprehensive income, net of taxes	—	—	—	—	243	243
Issuance of stock under employee stock plan, net of forfeitures	156	2	(1)	—	—	1
Redemption of stock to cover tax withholding for employee stock plan	(15)	—	(36)	—	—	(36)
Stock-based compensation	—	—	231	—	—	231
Balance at March 31, 2019	9,765	$98	$69,266	$(59,635)	$(3,045)	$6,684

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2017	9,365	$94	$68,035	$(56,197)	$(2,740)	$9,192
Adoption of ASC Topic 606	—	—	—	939	(5)	934
Net loss	—	—	—	(4,530)	—	(4,530)
Other comprehensive income, net of taxes	—	—	—	—	623	623
Issuance of stock under employee stock plan, net of forfeitures	24	—	—	—	—	—
Redemption of stock to cover tax withholding for employee stock plan	(11)	—	(19)	—	—	(19)
Stock-based compensation	—	—	210	—	—	210
Balance at March 31, 2018	9,378	$94	$68,226	$(59,788)	$(2,122)	$6,410

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(950)	$(4,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	408	699
Stock-based compensation	231	210
Accretion of debt discount and issuance costs	128	746
Gain on lease modification	(21)	—
Change in fair value of warrant liability	289	(387)
Deferred income taxes	—	(37)
Changes in operating assets and liabilities:
Receivables	1,914	1,645
Contract assets	(1,176)	14
Income taxes receivable / payable	(3)	(62)
Prepaid expenses and other assets	125	(317)
Accounts payable and other accrued liabilities	(75)	(444)
Accrued compensation	(405)	—
Deferred revenue	(424)	603
Deferred rent	—	(75)
Other non-current liabilities	(24)	186
Net cash provided by (used in) operating activities	17	(1,749)
Investing activities:
Purchases of property and equipment	(14)	(2)
Net cash used in investing activities	(14)	(2)
Financing activities:
Proceeds from term loan and warrant issuance	—	10,000
Principal payments on term loans	—	(8,000)
Payments for term loan issuance costs	—	(1,308)
Principal payments on financing obligations	(80)	(99)
Common stock repurchases to settle employee withholding liability	(36)	(19)
Net cash provided by (used in) financing activities	(116)	574
Effect of exchange rate changes on cash	48	45
Net decrease in cash and cash equivalents	(65)	(1,132)
Cash and cash equivalents, beginning of period	8,636	7,690
Cash and cash equivalents, end of period	$8,571	$6,558
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(17)	$6
Interest, net	$4	$33

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Nature of Business and Basis of Presentation
Qumu Corporation ("Qumu" or the "Company") provides the software solutions to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. The world’s largest organizations leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases including self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company markets its products to customers primarily in North America, Europe and Asia.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.
Leases
The Company is a lessee in several non-cancellable (1) operating leases, primarily for office space, and (2) finance leases, for certain IT equipment. Beginning January 1, 2019, the Company accounts for leases in accordance with ASU 2016-02, Leases, and the related amendments (collectively, "Topic 842"). The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right of use (ROU) asset and a lease liability at the lease commencement date.
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and at the same date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.
Key estimates and judgments in accounting for leases under Topic 842 include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

–
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s information. Therefore, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

–
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor.

–
Lease payments included in the measurement of the lease liability include the fixed payments owed over the lease term, termination penalties, amounts expected to be payable under a residual-value guarantee, and the exercise price of an option to purchase the asset if the Company is reasonably certain to exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.
For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus any prepaid lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term.
The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.
Recently Adopted Accounting Standards
Leases (Topic 842)
On January 1, 2019, the Company adopted ASU 2016-02, Leases, and the related amendments (collectively, "Topic 842"), using the modified retrospective transition approach as of the effective date. The comparative information in the condensed consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance.
In addition, the Company elected the package of practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. However, the Company did not adopt the hindsight practical expedient, and therefore continues to utilize lease terms determined under pre-Topic 842 lease guidance.
As a result of adopting ASU 2016-02, the Company recognized additional operating lease liabilities of $1.9 million (of which $759,000 was current and $1.1 million was non-current) and corresponding ROU assets of $1.4 million as of January 1, 2019. Additionally, upon adoption of this standard, the Company recognized a cumulative-effect adjustment to accumulated deficit of $190,000, net of taxes, as of January 1, 2019. The new lease guidance did not have a material impact on the Company's condensed consolidated statements of operations or cash flows or compliance with debt covenants. For additional information regarding the Company's leases, see Note 4–"Commitments and Contingencies."
The cumulative effect of the changes made to our January 1, 2019 condensed consolidated balance sheet from the modified retrospective adoption of Topic 842 is as follows (in thousands):

	December 31, 2018	Adjustments	January 1, 2019
Assets:
Property and equipment	$545	$124	$669
Operating lease assets	—	1,367	1,367
Liabilities:
Accounts payable and other accrued liabilities	$2,838	$(211)	$2,627
Operating lease liabilities	—	759	759
Deferred rent	45	(45)	—
Operating lease liabilities, non-current	—	1,100	1,100
Deferred rent, non-current	302	(302)	—
Stockholders’ equity:
Accumulated deficit	$(58,875)	$190	$(58,685)

Adjustments to accounts payable and other accrued liabilities include the derecognition of a contract termination obligation of $218,000 upon adoption of Topic 842. See Note 4–"Commitments and Contingencies" for additional information.
Income Statement – Reporting Comprehensive Income (Topic 220)
On January 1, 2019, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings (accumulated deficit) for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures regarding stranded tax effects in accumulated other comprehensive income (loss). The Company did not reclassify any income tax effects of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive loss to accumulated deficit.
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

	Three Months Ended March 31,
	2019	2018
Software licenses and appliances	$1,005	$451
Service
Subscription, maintenance and support	5,563	4,038
Professional services and other	530	342
Total service	6,093	4,380
Total revenues	$7,098	$4,831

	Three Months Ended March 31,
	2019	2018
North America	$4,308	$2,810
Europe	2,241	1,610
Asia	549	411
Total	$7,098	$4,831
Contract Balances
The Company’s balances for contract assets totaled $1.7 million and $485,000 as of March 31, 2019 and December 31, 2018, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $11.0 million and $11.3 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019, the Company recognized $3.7 million of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.8 million as of March 31, 2019, of which the Company expects to recognize $11.3 million of revenue over the next 12 months and the remainder thereafter. During the three months ended March 31, 2019 and 2018, no revenue was recognized from performance obligations satisfied in previous periods.
Deferred Sales Commissions
Deferred commission costs included in prepaid expenses and other assets were $491,000 and $527,000 at March 31, 2019 and December 31, 2018, respectively. Deferred commission costs in other assets, non-current were $24,000 and $33,000 at March 31, 2019 and December 31, 2018, respectively. The Company recognized commissions expense of $555,000 and $226,000 during the three months ended March 31, 2019 and 2018, respectively.

(3)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,860	$8,102	$2,181	$15,143
Accumulated amortization	(2,876)	(7,332)	(979)	(11,187)
Net identifiable intangible assets	$1,984	$770	$1,202	$3,956

	December 31, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,818	$8,023	$2,180	$15,021
Accumulated amortization	(2,721)	(7,110)	(943)	(10,774)
Net identifiable intangible assets	$2,097	$913	$1,237	$4,247
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Three Months Ended March 31, 2019
Balance, beginning of period	$4,247
Amortization expense	(335)
Currency translation	44
Balance, end of period	$3,956
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization expense associated with the developed technology included in cost of revenues	$117	$298
Amortization expense associated with other acquired intangible assets included in operating expenses	218	229
Total amortization expense	$335	$527
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.1 million at March 31, 2019 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.

As of March 31, 2019, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(4)	Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has several non-cancellable operating leases, primarily for office space, that expire over the next four years. The Company has one lease that contains a renewal option for a period of five years. Because the Company is not reasonably certain to exercise this option, the option is not considered in determining the lease term under Topic 842, which was adopted January 1, 2019.
Many of the Company's leases include escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments under Topic 842 when reasonably certain. These options to extend or terminate a lease are at the Company's discretion. The Company has elected to take the practical expedient and not separate lease and non-lease components of contracts. The Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement under Topic 842. The Company's lease agreements do not contain any material residual value guarantees.
The components of lease cost were as follows (in thousands):

Three Months Ended March 31,
Operating lease cost	$193
Finance lease cost:
Amortization of right of use assets	13
Interest on lease liabilities	2
Total finance cost	15
Total lease cost	$208
The Company's ROU assets and lease liabilities were reported in the condensed consolidated balance sheet as follows (in thousands):

Leases	Classification on Balance Sheet	March 31, 2019
Assets
Operating	Right of use assets – operating leases	$1,128
Finance	Property and equipment	224
Total lease assets		$1,352
Liabilities
Current
Operating	Operating lease liabilities	$549
Finance	Financing obligations	79
Non-current
Operating	Operating lease liabilities, non-current	1,021
Finance	Financing obligations, non-current	146
Total lease liabilities		$1,795

Other information related to leases were as follows (in thousands):

Three Months Ended March 31,
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$96
Operating cash flow from finance leases	13
Financing cash flow from finance leases	11
ROU assets obtained in exchange for new lease obligations
Finance leases	$148
Weighted-average remaining lease term:
Operating leases	3.3 years
Finance leases	2.8 years
Weighted-average discount rate:
Operating leases	10.0%
Finance leases	6.2%
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2019	$566	$68
2020	427	91
2021	435	80
2022	393	5
2023	20	—
Total undiscounted lease payments	1,841	244
Less amount representing interest	(271)	(19)
Present value of lease liabilities	$1,570	$225
Subleases
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and its London, United Kingdom office and effective May 1, 2018 and December 31, 2017, respectively, ceased using portions of its leased spaces, subsequently making them available for occupancy by sublessees. The Minneapolis sublease agreement had a term beginning May 1, 2018 and extending through January 2023. On January 17, 2019, the Company terminated the Minneapolis sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's head lease agreement to relinquish to the lessor, and be relieved of future lease payments for, the previously sublet space, effective March 1, 2019. Upon modification of the Minneapolis lease agreement, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's condensed consolidated statement of operations. Sublease income from the Company's subleases was $38,000 for the three months ended March 31, 2019, which is reported in other income (expense) in the Company's condensed consolidated statement of operations.
Prior to the adoption of Topic 842 on January 1, 2019, the Company accounted for the above subleases under guidance for exit and disposal activities (ASC 420). As such, the Company carried a lease contract termination liability of $218,000 as of December 31, 2018, representing the liability at fair value for the future contractual lease payments, net of expected sublease receipts.

Term Loans
The Company's term loan is reported in the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2019	December 31, 2018
Term loan, at face value	$4,000	$4,000
Unamortized original issue discount	(373)	(481)
Unamortized debt issuance costs	(68)	(88)
Term loan	$3,559	$3,431
Credit Agreement – ESW Holdings, Inc.
On January 12, 2018, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into a $10.0 million term loan credit agreement (the “ESW credit agreement”) with ESW Holdings, Inc. as lender and administrative agent to replace its previous $8.0 million term loan credit agreement with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Following the Company's $6.0 million principal payment on July 19, 2018, the term loan with ESW Holdings, Inc. has an outstanding principal balance of $4.0 million.
The term loan is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. As of both March 31, 2019 and December 31, 2018, interest was payable at 9.50%. The Company may prepay the term loan at any time with the payment of a prepayment fee of 10% of the amount prepaid. However, no prepayment fee will be due for any prepayment made from the proceeds of the Company’s sale of its investment in BriefCam.
The term loan had an estimated fair value of $3.6 million as of March 31, 2019. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
Covenant Compliance
The ESW credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The Company was in compliance with all financial covenants during the three months ended March 31, 2019.
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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at March 31, 2019. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s condensed consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company recorded a non-cash loss of $289,000 during the three months ended March 31, 2019 and a non-cash gain $387,000 for the three months ended March 31, 2018 from the change in fair value of the warrant liability. The increase in fair value for the three months ended March 31, 2019 was primarily driven by a corresponding increase in the Company’s stock price. The decrease in fair value during the three months ended March 31, 2018 was primarily driven by decreases in both the Company’s stock price and related volatility impacting the fair value of both of the Hale warrant and the ESW warrant.
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

The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,266	$—	$—	$2,266
Derivative warrant liability - Hale warrant	761	—	—	761
Derivative warrant liability - iStudy	60	—	—	60
Derivative warrant liability	$3,087	$—	$—	$3,087

		Fair Value Measurements Using
	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,015	$—	$—	$2,015
Derivative warrant liability - Hale warrant	750	—	—	750
Derivative warrant liability - iStudy	33	—	—	33
Derivative warrant liability	$2,798	$—	$—	$2,798
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangements. The following table represents a rollforward of the fair value of the Level 3 instruments (significant unobservable inputs):

Balance at December 31, 2018	$2,798
Change in fair value	289
Balance at March 31, 2019	$3,087

(6)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended March 31,
	2019	2018
Stock options	17,000	—
Restricted stock awards and restricted stock units	98,492	—
The stock options and restricted stock awards granted during the three months ended March 31, 2019 and 2018 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company granted performance stock units during 2018 ("2018 Performance Stock Units") and 2017 ("2017 Performance Stock Units"). The 2018 Performance Stock Units consisted of 147,741 units outstanding as of December 31, 2018, of which 98,492 vested during the three months ended March 31, 2019. In settlement of the vested 2018 Performance Stock Units, during the three months ended March 31, 2019, the Company issued 98,492 shares of restricted stock upon vesting, which is equal to the number of 2018 Performance Stock Units vested multiplied by the percentage achievement of the performance goals of 100.0%.
The 2017 Performance Stock Units consisted of 140,493 units outstanding as of December 31, 2017, of which 116,168 vested during the three months ended March 31, 2018. In settlement of the vested 2017 Performance Stock Units, during the three months ended March 31, 2018, the Company issued 25,726 shares upon vesting, which is equal to the number of 2017 Performance Stock Units vested multiplied by the weighted percentage achievement of the performance goals for the 2017 Incentive Plan of approximately 22.1%.

The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation cost, before income tax benefit:
Stock options	$94	$47
Restricted stock awards and restricted stock units	132	163
Performance stock units	5	—
Total stock-based compensation	$231	$210

	Three Months Ended March 31,
	2019	2018
Stock-based compensation cost included in:
Cost of revenues	$8	$10
Operating expenses	223	200
Total stock-based compensation	$231	$210

(7)	Income Taxes
As of March 31, 2019 and December 31, 2018, the Company’s liability for gross unrecognized tax benefits totaled $1.7 million and $1.7 million, respectively (excluding interest and penalties). The Company had accrued interest and penalties relating to unrecognized tax benefits of $11,100 and $5,600 on a gross basis at March 31, 2019 and December 31, 2018, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in interest and penalty reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2019	2018
Net loss per share – basic and diluted
Net loss	$(950)	$(4,530)
Weighted average shares outstanding	9,688	9,370
Net loss per share	$(0.10)	$(0.48)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	1,416	1,316
Warrants	1,339	1,126
Restricted stock units	150	150
Total anti-dilutive	2,905	2,592

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
Overview
Qumu Corporation ("Qumu" or the "Company") provides the software solutions businesses use to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. The Company's platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge.
For the three months ended March 31, 2019 and 2018, the Company generated revenues of $7.1 million and $4.8 million, respectively. For the year ended December 31, 2018, the Company generated revenues of $25.0 million.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, derivative liabilities for outstanding warrants, and royalties for third party technology. Except for the accounting policies for lease accounting that were updated as a result of adopting Topic 842 effective January 1, 2019, our significant accounting policies applicable to the three months ended March 31, 2019 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 1–"Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a description of the Company’s change in critical accounting policies with respect to lease accounting during the three months ended March 31, 2019.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2019 and 2018, and the percentage changes in these income and expense items relative to the prior year period, are contained in the following table:

	Three Months Ended March 31,
	Percentage of Revenues		Percent Increase (Decrease)
	2019	2018	2018 to 2019
Revenues	100.0%	100.0%	47%
Cost of revenues	(21.7)	(43.7)	(27)
Gross profit	78.3	56.3	105
Operating expenses:
Research and development	23.6	39.4	(12)
Sales and marketing	33.1	45.1	8
General and administrative	24.6	45.2	(20)
Amortization of purchased intangibles	3.0	4.7	(5)
Total operating expenses	84.3	134.4	(8)
Operating loss	(6.0)	(78.1)	(89)
Other expense, net	(7.4)	(17.5)	(38)
Loss before income taxes	(13.4)	(95.6)	(79)
Income tax benefit	—	(1.8)	(95)
Net loss	(13.4)%	(93.8)%	(79)%
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
The table below describes the Company's revenues by product category (dollars in thousands):

	Three Months Ended March 31,
			Increase	Percent Increase
	2019	2018	2018 to 2019	2018 to 2019
Software licenses and appliances	$1,005	$451	$554	123%
Service
Subscription, maintenance and support	5,563	4,038	1,525	38
Professional services and other	530	342	188	55
Total service	6,093	4,380	1,713	39
Total revenues	$7,098	$4,831	$2,267	47%
Revenues can vary period to period based on the type and size of contract into which the Company enters with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increase in software licenses and appliances revenues in the three months ended March 31, 2019 compared to the same period in 2018 was driven by increases in perpetual software license and appliance sales to both new and existing customers.
The increase in subscription, maintenance and support revenues in the three months ended March 31, 2019 compared to the corresponding 2018 period primary resulted from significant term software license sales for which revenue is recognized up front, as well as the revenue attributable to maintenance contracts entered into in late 2018.
Professional services revenues, which generally move directionally with changes in perpetual license sales and are impacted by custom work and the timing customer acceptance, increased in the three months ended March 31, 2019, compared to the corresponding 2018 period, due primarily to higher utilization of the Company's global professional services team in 2019.

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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase	Percent Increase
	2019	2018	2018 to 2019	2018 to 2019
Gross profit:
Software licenses and appliances	$694	$116	$578	498%
Service	4,867	2,603	2,264	87
Total gross profit	$5,561	$2,719	$2,842	105%

Gross margin:
Software licenses and appliances	69.1%	25.7%	43.4%
Service	79.9%	59.4%	20.5%
Total gross margin	78.3%	56.3%	22.0%
Gross profit includes $117,000 and $298,000 for the three months ended March 31, 2019 and 2018, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2019 is expected to include approximately $0.5 million of amortization expense for purchased intangibles. The Company had 19 and 23 service personnel at March 31, 2019 and 2018, respectively.
The total gross margin percentages in the three months ended March 31, 2019 improved 22.0% compared to the corresponding period in 2018. The 43.4% increase in software licenses and appliances gross margin in the three months ended March 31, 2019, compared to the corresponding 2018 period, was driven primarily by strong sales in 2019 while costs of sales consist generally of fixed amortized prepaid royalties for embedded OEM licenses. The 20.5% improvement in service gross margin was primarily due to an increase in term software license revenue, fewer service personnel, decreased amortization expense as certain purchased intangible assets became fully amortized during 2018 and lower royalty expense associated with third-party software licenses.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019
Operating expenses:
Research and development	$1,674	$1,903	$(229)	(12)%
Sales and marketing	2,352	2,180	172	8
General and administrative	1,746	2,181	(435)	(20)
Amortization of purchased intangibles	218	229	(11)	(5)
Total operating expenses	$5,990	$6,493	$(503)	(8)%
Operating expenses for the three months ended March 31, 2019 compared to the corresponding 2018 period reflected lower employee costs due to fewer personnel and continued improvement in the Company's operational efficiency. The Company had 80 and 83 personnel in operating activities at March 31, 2019 and 2018, respectively. The Company incurred severance expense relating to cost reduction initiatives of $171,000 in the three months ended March 31, 2018; nominal severance expense was incurred within operating expense in three months ended March 31, 2019.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$1,197	$1,473	$(276)	(19)%
Overhead and other expenses	335	301	34	11
Outside services and consulting	108	85	23	27
Depreciation and amortization	1	17	(16)	(94)
Equity-based compensation	33	27	6	22
Total research and development expenses	$1,674	$1,903	$(229)	(12)%
Total research and development expenses as a percent of revenues were 24% and 39% for the three months ended March 31, 2019 and 2018, respectively. The Company had 35 and 36 research and development personnel at March 31, 2019 and 2018, respectively. The decrease in expenses of $229,000 in the three months ended March 31, 2019 compared to the corresponding 2018 period was driven primarily by lower employee costs due to fewer research and development personnel. The Company incurred $61,000 of severance expense in the prior year period relating to cost reduction initiatives; no severance expense included within research and development expense was incurred in the three months ended March 31, 2019.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$1,826	$1,653	$173	10%
Overhead and other expenses	291	332	(41)	(12)
Outside services and consulting	209	172	37	22
Depreciation and amortization	1	6	(5)	(83)
Equity-based compensation	25	17	8	47
Total sales and marketing expenses	$2,352	$2,180	$172	8%
Total sales and marketing expenses as a percent of revenues were 33% and 45% for the three months ended March 31, 2019 and 2018, respectively. The Company had 27 and 30 sales and marketing personnel at March 31, 2019 and 2018, respectively.
The increase in expenses of $172,000 in the three months ended March 31, 2019 compared to the corresponding 2018 period was primarily driven by increased commissions expense, partially offset by lower salaries and related employee costs due to fewer sales and marketing personnel. The Company incurred $45,000 of severance expense in the prior year period relating to cost reduction initiatives; severance expense included within sales and marketing expense was not significant for the three months ended March 31, 2019.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$719	$795	$(76)	(10)%
Overhead and other expenses	341	326	15	5
Outside services and consulting	450	758	(308)	(41)
Depreciation and amortization	71	146	(75)	(51)
Equity-based compensation	165	156	9	6
Total general and administrative expenses	$1,746	$2,181	$(435)	(20)%
Total general and administrative expenses as a percent of revenues were 25% and 45% for the three months ended March 31, 2019 and 2018, respectively. The Company had 18 and 17 general and administrative personnel at March 31, 2019 and 2018, respectively.
The decrease in expenses of $435,000 in the three months ended March 31, 2019 compared to the corresponding 2018 period was driven primarily by lower outside services costs resulting from a reduction in audit fees incurred in the three months ended March 31, 2019 and the inclusion in the prior year period of legal and accounting fees related to the refinancing of the Company's term loan in the three months ended March 31, 2018. The Company incurred $65,000 of severance expense in the prior year period relating to cost reduction initiatives; no severance expense included in general and administrative expense was incurred in the three months ended March 31, 2019.
Amortization of Purchased Intangibles
Operating expenses include $218,000 and $229,000 for the three months ended March 31, 2019 and 2018, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses for the full year 2019 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense, net	$(205)	$(844)
Decrease (increase) in fair value of warrant liability	(289)	387
Other, net	(31)	(387)
Total other income (expense), net	$(525)	$(844)
The Company recognized interest expense on its term loan and finance leases of $205,000 and $844,000 for the three months ended March 31, 2019 and 2018, respectively, which includes the accrual of interest on the Company's term loans, as well as the amortization of deferred financing costs. Amortization of deferred financing costs for the three months ended March 31, 2018 includes $395,000 of expense related to the Company's acceleration of the amortization of deferred financing costs in connection with the modification of its term loan credit agreement with Hale Capital Partners, LP in the fourth quarter of 2017 and subsequent repayment in full of this debt with the proceeds from the ESW Holdings, Inc. term loan in the first quarter of 2018. Additionally, interest expense on the Company' term loan was lower in three months ended March 31, 2019, compared to the corresponding 2018 period, due to the Company's $6.0 million paydown on its term loan principal balance in July 2018.
The Company recorded a non-cash loss of $289,000 during the three months ended March 31, 2019 and a non-cash gain $387,000 for the three months ended March 31, 2018 from the change in fair value of the warrant liability. The increase in fair value for the three months ended March 31, 2019 was primarily driven by a corresponding increase in the Company’s stock price. The decrease in fair value during the three months ended March 31, 2018 was primarily driven by decreases in both the Company’s stock price and related volatility impacting the fair value of both of the Hale warrant and the ESW warrant.

Other expense included net losses on foreign currency transactions of $94,000 and $271,000 for the three months ended March 31, 2019 and 2018, respectively. Other expense also included debt issuance costs of $110,000 for the three months ended March 31, 2018 related to a warrant issued in the first quarter of 2018. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $4,000 and $88,000 for the three months ended March 31, 2019 and 2018, respectively. The net income tax benefit for the three months ended March 31, 2019, was impacted by the tax benefit for refundable research credits from United Kingdom operations offset by an increase in reserves for unrecognized tax benefits. The net income tax benefit for the three months ended March 31, 2018, is primarily attributable to refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,571	$8,636
Working capital	$(3,583)	$865
Financing obligations	$277	$209
Operating lease liabilities	1,570	—
Term loan	3,559	3,431
Financing obligations, operating lease liabilities and term loan	$5,406	$3,640
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves. Based on expected revenue performance and continued management of expenses, the Company expects that it will be cash flow breakeven in the third quarter of 2019. The Company expects that it will be able repay the principal and accrued interest due to ESW Holdings on January 10, 2020, and if     required, the Company would secure a facility sufficient to meet working capital requirements. If the Company is unable to meet its revenue expectations or secure an alternative facility, it is positioned to further reduce costs to mitigate the impact on its cash reserves for at least the next 12 months.
At March 31, 2019, the Company had aggregate negative working capital of $3.6 million, compared to positive working capital of $865,000 at December 31, 2018. Working capital includes current deferred revenue of $9.6 million and $9.7 million at March 31, 2019 and December 31, 2018, respectively. The primary contributor to the change in working capital was the reclassification of the carrying value of the Company's term loan of $3.6 million and related accrued interest of $272,000 from long-term liabilities to current liabilities, as the loan and accrued interest is due and payable on January 10, 2020.
Financing obligations as of December 31, 2018 primarily consists of finance leases related to the acquisition of computer and network equipment and furniture. Upon adoption of Topic 842 on January 1, 2019, operating lease liabilities consists of liabilities primarily related to the Company's operating leases for office space.
The term loan with ESW Holdings, Inc. consists of a note having a face value of $4.0 million at March 31, 2019 that is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4%. As of March 31, 2019, interest accrued at 9.50% and accrued and unpaid interest was $272,000.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.9 million as of March 31, 2019. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Cuts and Jobs Act of 2017.

Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$17	$(1,749)
Investing activities	(14)	(2)
Financing activities	(116)	574
Effect of exchange rate changes on cash	48	45
Net change in cash and cash equivalents	$(65)	$(1,132)
Operating activities
Net cash provided by operating activities was $17,000 for the three months ended March 31, 2019 compared to net cash used in operating activities of $1.7 million for the corresponding 2018 period. The operating cash flows for the 2019 period were favorably impacted by the change in receivables, offset by unfavorable changes in contract assets, deferred income and customer deposits, and accrued compensation. The operating cash flows for the 2018 period were favorably impacted by changes in receivables.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $14,000 for the three months ended March 31, 2019 compared to $2,000 used also for the purchases of property and equipment in the corresponding 2018 period.
Financing activities
Financing activities used net cash of $116,000 for the three months ended March 31, 2019 and provided net cash of $574,000 in the comparable 2018 period. Primarily impacting the current period use of cash were principal payments of $80,000 on finance leases and other financing obligations. Primarily impacting the 2018 period provision of cash were the cash proceeds from the Company's refinancing of its $10.0 million term loan in January 2018, offset by the principal payment on the Hale term loan of $8.0 million and a debt prepayment fee of $800,000.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the three months ended March 31, 2019 and 2018. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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

Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, our revenues may decline or fail to grow; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected and we may violate our covenants under the ESW Holdings credit agreement; we will need additional capital to fund repayment of our term loan due in January

2020 and any additional capital we seek may not be available in the amount or at the time we need it; we have a history of losses and while our goal is to become cash flow breakeven in the third quarter of 2019, we may not achieve that goal or achieve or sustain cash flows or profitability in the future; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; we may face circumstances in the future that could result in impairment charges, including, but not limited to, significant goodwill impairment charges; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vernon J. Hanzlik, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of March 31, 2019. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2019, we implemented internal controls for the new lease accounting standard, but no changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended March 31, 2019, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement with ESW Holdings, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. No share repurchase activity occurred for the three months ended March 31, 2019 for the satisfaction of employee tax withholding requirements on the vesting of restricted stock awards and performance stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2019 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2019	—	$—	—	778,365
February 2019	357	$2.19	—	778,365
March 2019	14,534	$2.40	—	778,365
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On January 18, 2019, Qumu Corporation (the “Company”) entered into an amendment to its building lease with Butler North, LLC (“landlord”) under which the Company and the landlord have agreed to exclude effective March 1, 2019 approximately 3,481 rentable square feet from the Company's leased premises in its headquarters located at 510 1st Avenue North, Minneapolis, Minnesota.

The foregoing summary of the amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the amendment attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

(a)	The following exhibits are included herein:
10.1    Amendment No. 3 dated January 18, 2019 to Building Lease dated March 5, 2015 by and between Qumu Corporation, as Tenant, and Butler North, LLC, as Landlord.
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 7, 2019	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2019	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)