Form 10-Q
period 2019-09-30
Qumu Corp
filed 2019-11-05
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Common Stock outstanding at November 1, 2019 – 9,908,982 shares of $.01 par value Common Stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,525	$8,636
Receivables, net of allowance for doubtful accounts of $49 and $61, respectively	4,202	6,278
Contract assets	1,330	485
Income tax receivable	274	327
Prepaid expenses and other current assets	1,752	2,192
Total current assets	15,083	17,918
Property and equipment, net of accumulated depreciation of $2,864 and $2,809, respectively	633	545
Right of use assets – operating leases	1,783	—
Intangible assets, net	3,279	4,247
Goodwill	6,748	6,971
Deferred income taxes, non-current	45	55
Other assets, non-current	602	544
Total assets	$28,173	$30,280
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,286	$2,838
Accrued compensation	817	1,548
Deferred revenue	9,050	9,672
Operating lease liabilities	465	—
Deferred rent	—	45
Financing obligations	214	152
Term loan	3,834	—
Warrant liability	3,550	2,798
Total current liabilities	21,216	17,053
Long-term liabilities:
Deferred revenue, non-current	1,768	1,672
Income taxes payable, non-current	580	563
Deferred tax liability, non-current	—	2
Operating lease liabilities, non-current	1,735	—
Deferred rent, non-current	—	302
Financing obligations, non-current	104	57
Term loan, non-current	—	3,431
Other non-current liabilities	—	195
Total long-term liabilities	4,187	6,222
Total liabilities	25,403	23,275
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 9,908,782 and 9,624,060, respectively	99	96
Additional paid-in capital	69,705	69,072
Accumulated deficit	(63,457)	(58,875)
Accumulated other comprehensive loss	(3,577)	(3,288)
Total stockholders’ equity	2,770	7,005
Total liabilities and stockholders’ equity	$28,173	$30,280
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Software licenses and appliances	$1,962	$985	$3,656	$4,303
Service	4,709	4,668	15,478	13,807
Total revenues	6,671	5,653	19,134	18,110
Cost of revenues:
Software licenses and appliances	719	504	1,366	1,643
Service	1,294	1,611	3,747	4,990
Total cost of revenues	2,013	2,115	5,113	6,633
Gross profit	4,658	3,538	14,021	11,477
Operating expenses:
Research and development	1,849	1,617	5,361	5,159
Sales and marketing	2,083	1,796	6,647	6,388
General and administrative	1,673	1,608	4,998	5,536
Amortization of purchased intangibles	168	224	587	680
Total operating expenses	5,773	5,245	17,593	17,763
Operating loss	(1,115)	(1,707)	(3,572)	(6,286)
Other income (expense):
Gain on sale of BriefCam, Ltd.	41	6,502	41	6,502
Loss on extinguishment of debt	—	(1,189)	—	(1,189)
Interest expense, net	(235)	(262)	(654)	(1,616)
Decrease (increase) in fair value of warrant liability	973	(401)	(752)	(292)
Other, net	(3)	(78)	32	(481)
Total other income (expense), net	776	4,572	(1,333)	2,924
Income (loss) before income taxes	(339)	2,865	(4,905)	(3,362)
Income tax expense (benefit)	(118)	469	(133)	303
Net income (loss)	$(221)	$2,396	$(4,772)	$(3,665)

Net income (loss) per share – basic:
Net income (loss) per share	$(0.02)	$0.25	$(0.49)	$(0.39)
Weighted average shares outstanding – basic	9,913	9,559	9,822	9,472
Net income (loss) per share – diluted:
Income (loss) attributable to common shareholders	$(1,194)	$2,396	$(4,772)	$(3,665)
Net income (loss) per share – diluted	$(0.11)	$0.25	$(0.49)	$(0.39)
Weighted average shares outstanding – diluted	10,413	9,709	9,822	9,472
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(221)	$2,396	$(4,772)	$(3,665)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(254)	(87)	(289)	(233)
Total other comprehensive loss	(254)	(87)	(289)	(233)
Total comprehensive income (loss)	$(475)	$2,309	$(5,061)	$(3,898)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(950)	—	(950)
Other comprehensive income, net of taxes	—	—	—	—	243	243
Issuance of stock under employee stock plan, net of forfeitures	156	2	(1)	—	—	1
Redemption of stock to cover withholdings on employee stock plan issuances	(15)	—	(36)	—	—	(36)
Stock-based compensation	—	—	231	—	—	231
Balance at March 31, 2019	9,765	$98	$69,266	$(59,635)	$(3,045)	$6,684
Net loss	—	—	—	(3,601)	—	(3,601)
Other comprehensive loss, net of taxes	—	—	—	—	(278)	(278)
Issuance of stock under employee stock plan, net of forfeitures	159	1	96	—	—	97
Redemption of stock to cover withholdings on employee stock plan issuances	(17)	—	(72)	—	—	(72)
Stock-based compensation	—	—	194	—	—	194
Balance at June 30, 2019	9,907	$99	$69,484	$(63,236)	$(3,323)	$3,024
Net loss	—	—	—	(221)	—	(221)
Other comprehensive loss, net of taxes	—	—	—	—	(254)	(254)
Issuance of stock under employee stock plan, net of forfeitures	2	—	4	—	—	4
Redemption of stock to cover withholdings on employee stock plan issuances	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	219	—	—	219
Balance at September 30, 2019	9,909	$99	$69,705	$(63,457)	$(3,577)	$2,770

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2017	9,365	$94	$68,035	$(56,197)	$(2,740)	$9,192
Adoption of ASC Topic 606	—	—	—	939	(5)	934
Net loss	—	—	—	(4,530)	—	(4,530)
Other comprehensive income, net of taxes	—	—	—	—	623	623
Issuance of stock under employee stock plan, net of forfeitures	24	—	—	—	—	—
Redemption of stock to cover withholdings on employee stock plan issuances	(11)	—	(19)	—	—	(19)
Stock-based compensation	—	—	210	—	—	210
Balance at March 31, 2018	9,378	$94	$68,226	$(59,788)	$(2,122)	$6,410
Net loss	—	—	—	(1,531)	—	(1,531)
Other comprehensive loss, net of taxes	—	—	—	—	(769)	(769)
Issuance of stock under employee stock plan, net of forfeitures	155	1	(11)	—	—	(10)
Redemption of stock to cover withholdings on employee stock plan issuances	(4)	—	(8)	—	—	(8)
Stock-based compensation	—	—	228	—	—	228
Balance at June 30, 2018	9,529	$95	$68,435	$(61,319)	$(2,891)	$4,320
Net income	—	—	—	2,396	—	2,396
Other comprehensive loss, net of taxes	—	—	—	—	(87)	(87)
Issuance of stock under employee stock plan, net of forfeitures	(1)	—	(1)	—	—	(1)
Stock-based compensation	—	—	329	—	—	329
Balance at September 30, 2018	9,528	$95	$68,763	$(58,923)	$(2,978)	$6,957

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(4,772)	$(3,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	1,924
Stock-based compensation	644	767
Accretion of debt discount and issuance costs	403	1,194
Gain on sale of BriefCam, Ltd.	(41)	(6,502)
Loss on debt extinguishment	—	1,189
Gain on lease modification	(21)	—
Loss on lease contract termination	—	177
Increase in fair value of warrant liability	752	292
Deferred income taxes	8	(99)
Changes in operating assets and liabilities:
Receivables	2,038	1,363
Contract assets	(845)	394
Income taxes receivable / payable	62	357
Prepaid expenses and other assets	573	291
Accounts payable and other accrued liabilities	546	(2,082)
Accrued compensation	(732)	(857)
Deferred revenue	(431)	2,283
Deferred rent	—	(121)
Other non-current liabilities	(24)	98
Net cash used in operating activities	(670)	(2,997)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	41	9,678
Purchases of property and equipment	(137)	(116)
Net cash provided by (used in) investing activities	(96)	9,562
Financing activities:
Proceeds from term loan and warrant issuance	—	10,000
Principal payments on term loans	—	(14,000)
Payments for term loan issuance costs	—	(1,308)
Principal payments on financing obligations	(242)	(329)
Proceeds from employee stock plans	46	—
Common stock repurchases to settle employee withholding liability	(54)	(28)
Net cash used in financing activities	(250)	(5,665)
Effect of exchange rate changes on cash	(95)	(91)
Net increase (decrease) in cash and cash equivalents	(1,111)	809
Cash and cash equivalents, beginning of period	8,636	7,690
Cash and cash equivalents, end of period	$7,525	$8,499
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(207)	$52
Interest, net	$14	$502

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

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,758	$7,916	$2,178	$14,852
Accumulated amortization	(3,089)	(7,437)	(1,047)	(11,573)
Net identifiable intangible assets	$1,669	$479	$1,131	$3,279

	December 31, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,818	$8,023	$2,180	$15,021
Accumulated amortization	(2,721)	(7,110)	(943)	(10,774)
Net identifiable intangible assets	$2,097	$913	$1,237	$4,247
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Nine Months Ended September 30, 2019
Balance, beginning of period	$4,247
Amortization expense	(927)
Currency translation	(41)
Balance, end of period	$3,279

Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense associated with the developed technology included in cost of revenues	$109	$288	$340	$879
Amortization expense associated with other acquired intangible assets included in operating expenses	168	224	587	680
Total amortization expense	$277	$512	$927	$1,559
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $6.7 million at September 30, 2019 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of September 30, 2019, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3)	Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire over the next five years. The Company has two leases that each contain a renewal option for a period of five years. Because the Company is not reasonably certain to exercise this option, the option is not considered in determining the lease term under Topic 842, which was adopted January 1, 2019.
During the three months ended September 30, 2019, the Company commenced leases for office space in London, United Kingdom and Hyderabad, India.
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
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating lease cost	$154	$432
Finance lease cost:
Amortization of right of use assets	31	75
Interest on lease liabilities	3	8
Total finance cost	34	83
Total lease cost	$188	$515

The Company's ROU assets and lease liabilities were reported in the condensed consolidated balance sheet as follows (in thousands):

Leases	Classification on Balance Sheet	September 30, 2019
Assets
Operating	Right of use assets – operating leases	$1,783
Finance	Property and equipment	161
Total lease assets		$1,944
Liabilities
Current
Operating	Operating lease liabilities	$465
Finance	Financing obligations	82
Non-current
Operating	Operating lease liabilities, non-current	1,735
Finance	Financing obligations, non-current	104
Total lease liabilities		$2,386

Other information related to leases is as follows (in thousands):

Nine Months Ended September 30,
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$348
Financing cash flow from finance leases	57
ROU assets obtained in exchange for new lease obligations
Finance leases	$148
Weighted-average remaining lease term:
Operating leases	4.0 years
Finance leases	2.3 years
Weighted-average discount rate:
Operating leases	10.0%
Finance leases	6.2%
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2019 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2019	$138	$23
2020	695	91
2021	703	80
2022	663	5
2023	286	—
Thereafter	170	—
Total undiscounted lease payments	2,655	199
Less amount representing interest	(455)	(13)
Present value of lease liabilities	$2,200	$186

Subleases
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and its London, United Kingdom office and effective May 1, 2018 and December 31, 2017, respectively, ceased using portions of its leased spaces, subsequently making them available for occupancy by sublessees. The Minneapolis sublease agreement had a term beginning May 1, 2018 and extending through January 2023. On January 17, 2019, the Company terminated the Minneapolis sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's primary lease agreement to relinquish the sublet space to the lessor, and be relieved of future lease payments for the previously sublet space, effective March 1, 2019. Upon modification of the Minneapolis lease agreement, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2019. Sublease income from the Company's subleases was $32,000 and $105,000 for the three and nine months ended September 30, 2019, respectively, which is reported in other income (expense) in the Company's condensed consolidated statement of operations.
Prior to the adoption of Topic 842 on January 1, 2019, the Company accounted for the above subleases under guidance for exit and disposal activities (ASC 420). As such, the Company carried a lease contract termination liability of $218,000 as of December 31, 2018, representing the liability at fair value for the future contractual lease payments, net of expected sublease receipts.
Term Loan
The Company's term loan is reported in the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2019	December 31, 2018
Term loan, remaining principal balance	$4,000	$4,000
Unamortized original issue discount	(140)	(481)
Unamortized debt issuance costs	(26)	(88)
Term loan	$3,834	$3,431
Credit Agreement – ESW Holdings, Inc.
On January 12, 2018, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into a $10.0 million term loan credit agreement (the “ESW credit agreement”) with ESW Holdings, Inc. as lender and administrative agent to replace its previous $8.0 million term loan credit agreement with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent. Following the Company's $6.0 million principal payment on July 19, 2018, the term loan with ESW Holdings, Inc. has an outstanding principal balance of $4.0 million at September 30, 2019.
The term loan is scheduled to mature on January 10, 2020. The Company expects that it will be able repay the term loan from the Company’s existing cash and intends to raise additional capital to meet its continued operational needs through an offering of its securities or, in the alternative, an asset-based line of credit or other debt facility. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. As of September 30, 2019 and December 31, 2018, interest was payable at 9.0% and 9.5%, respectively. At September 30, 2019, there was $480,000 in accrued and unpaid interest. The Company may prepay the term loan at any time with the payment of a prepayment fee of 10.0% of the amount prepaid. However, no prepayment fee will be due for any prepayment made from the proceeds of the Company’s sale of its investment in BriefCam.
The term loan had an estimated fair value of $3.8 million as of September 30, 2019. The fair value of the term loan is estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate. As the contractual terms of the loan provide all the necessary inputs for this calculation, the term loan is classified as Level 2 within the fair value hierarchy. The estimated fair value is not necessarily indicative of the amount that would be realized in a current market exchange.
Covenant Compliance
The ESW credit agreement contains affirmative and negative covenants and requirements relating to the Company and its operations. The Company was in compliance with all financial covenants during the three and nine months ended September 30, 2019.
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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at September 30, 2019. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s condensed consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's condensed consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company recorded non-cash income of $973,000 and non-cash expense of $401,000 for the three months ended September 30, 2019 and 2018, respectively, and non-cash expense of $752,000 and $292,000 for the nine months ended September 30, 2019 and 2018, respectively, resulting from the change in fair value of the warrant liability. The increase in fair value for the three months ended September 30, 2018, the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was primarily driven by corresponding increases in the Company’s stock price of 23%, 72% and 14% for the respective periods. The decrease in fair value during the three months ended September 30, 2019 was primarily driven by a decrease in the Company’s stock price of 21% during the period.

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
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,603	$—	$—	$2,603
Derivative warrant liability - Hale warrant	793	—	—	793
Derivative warrant liability - iStudy	154	—	—	154
Derivative warrant liability	$3,550	$—	$—	$3,550

		Fair Value Measurements Using
	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,015	$—	$—	$2,015
Derivative warrant liability - Hale warrant	750	—	—	750
Derivative warrant liability - iStudy	33	—	—	33
Derivative warrant liability	$2,798	$—	$—	$2,798
The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangements. The following table represents a rollforward of the fair value of the Level 3 instruments (significant unobservable inputs):

Balance at December 31, 2018	$2,798
Change in fair value	752
Balance at September 30, 2019	$3,550

(5)	Revenue
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software licenses and appliances	$1,962	$985	$3,656	$4,303
Service
Subscription, maintenance and support	4,166	4,091	13,883	12,251
Professional services and other	543	577	1,595	1,556
Total service	4,709	4,668	15,478	13,807
Total revenues	$6,671	$5,653	$19,134	$18,110

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$4,916	$3,766	$12,416	$11,593
Europe	1,505	1,618	5,650	4,693
Asia	250	269	1,068	1,824
Total	$6,671	$5,653	$19,134	$18,110
Contract Balances
The Company’s balances for contract assets totaled $1.3 million and $485,000 as of September 30, 2019 and December 31, 2018, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $10.8 million and $11.3 million as of September 30, 2019 and December 31, 2018, respectively.
During the three and nine months ended September 30, 2019, the Company recognized $3.4 million and $8.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. During the three and nine months ended September 30, 2018, the Company recognized $3.8 million and $7.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.4 million as of September 30, 2019, of which the Company expects to recognize $11.1 million of revenue over the next 12 months and the remainder thereafter. During the three and nine months ended September 30, 2019 and 2018, no revenue was recognized from performance obligations satisfied in previous periods.

(6)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	14,000	3,500	39,000	544,000
Restricted stock awards and restricted stock units	25,900	—	222,588	180,000
Performance stock units	—	—	—	168,500
The stock options and restricted stock awards granted during the three and nine months ended September 30, 2019 and 2018 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company granted performance stock units during 2018 ("2018 Performance Stock Units") and 2017 ("2017 Performance Stock Units"). The 2018 Performance Stock Units consisted of 147,741 units outstanding as of December 31, 2018, of which 98,492 vested during the nine months ended September 30, 2019. In settlement of the vested 2018 Performance Stock Units, during the nine months ended September 30, 2019, the Company issued 98,492 shares of restricted stock upon vesting, which was equal to the number of 2018 Performance Stock Units vested multiplied by the percentage achievement of the performance goals of 100.0%. At September 30, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 Performance Stock Units that may become vested upon the achievement of performance goals for the performance period of January 1, 2019 to December 31, 2019.
The 2017 Performance Stock Units consisted of 140,493 units outstanding as of December 31, 2017, of which 116,168 vested during the nine months ended September 30, 2018. In settlement of the vested 2017 Performance Stock Units, during the nine months ended September 30, 2018, the Company issued 25,726 shares upon vesting, which was equal to the number of 2017 Performance Stock Units vested multiplied by the weighted percentage achievement of the performance goals for the 2017 Incentive Plan of approximately 22.1%. With the vesting and settlement of the 2017 Performance Stock Units in shares, the 2017 Performance Stock Units terminated.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation cost, before income tax benefit:
Stock options	$85	$105	$255	$225
Restricted stock awards and restricted stock units	134	140	384	458
Performance stock units	—	84	5	84
Total stock-based compensation	$219	$329	$644	$767

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation cost included in:
Cost of revenues	$6	$8	$20	$26
Operating expenses	213	321	624	741
Total stock-based compensation	$219	$329	$644	$767

(7)	Income Taxes
As of September 30, 2019 and December 31, 2018, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.8 million and $1.7 million, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $22,300 and $5,600 on a gross basis at September 30, 2019 and December 31, 2018, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in interest and penalty reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) per share – basic
Net income (loss)	$(221)	$2,396	$(4,772)	$(3,665)
Weighted average shares outstanding	9,913	9,559	9,822	9,472
Net income (loss) per share – basic	$(0.02)	$0.25	$(0.49)	$(0.39)

Net income (loss) per share – diluted
Income (loss) attributable to common shareholders:
Net income (loss)	$(221)	$2,396	$(4,772)	$(3,665)
Numerator effect of dilutive securities
Warrants	(973)	—	—	—
Income (loss) attributable to common shareholders	$(1,194)	$2,396	$(4,772)	$(3,665)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	9,913	9,559	9,822	9,472
Denominator effect of dilutive securities
Unvested restricted stock units	—	150	—	—
Warrants	500	—	—	—
Diluted potential common shares	500	150	—	—
Weighted average shares outstanding – diluted	10,413	9,709	9,822	9,472
Net income (loss) per share – diluted	$(0.11)	$0.25	$(0.49)	$(0.39)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,268	1,334	1,337	1,261
Warrants	—	1,273	1,339	1,213
Restricted stock units	109	—	124	150
Total anti-dilutive	1,377	2,607	2,800	2,624

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
For the three months ended September 30, 2019 and 2018, the Company generated revenues of $6.7 million and $5.7 million, respectively. For the nine-month periods ended September 30, 2019 and 2018, the Company generated revenues of $19.1 million and $18.1 million, respectively. For the year ended December 31, 2018, the Company generated revenues of $25.0 million.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, derivative liabilities for outstanding warrants, and royalties for third party technology. Except for the accounting policies for lease accounting that were updated as a result of adopting Topic 842 effective January 1, 2019, our significant accounting policies applicable to the nine months ended September 30, 2019 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
See Note 1–"Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a description of the Company’s change in critical accounting policies with respect to lease accounting during the nine months ended September 30, 2019.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2019 and 2018, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2019	2018	2018 to 2019	2019	2018	2018 to 2019
Revenues	100.0%	100.0%	18%	100.0%	100.0%	6%
Cost of revenues	(30.2)	(37.4)	(5)	(26.7)	(36.6)	(23)
Gross profit	69.8	62.6	32	73.3	63.4	22
Operating expenses:
Research and development	27.7	28.6	14	28.0	28.4	4
Sales and marketing	31.2	31.8	16	34.7	35.3	4
General and administrative	25.1	28.4	4	26.1	30.6	(10)
Amortization of purchased intangibles	2.5	4.0	(25)	3.2	3.8	(14)
Total operating expenses	86.5	92.8	10	92.0	98.1	(1)
Operating loss	(16.7)	(30.2)	(35)	(18.7)	(34.7)	(43)
Other income (expense), net	11.6	80.9	(83)	(6.9)	16.1	(146)
Income (loss) before income taxes	(5.1)	50.7	(112)	(25.6)	(18.6)	46
Income tax expense (benefit)	(1.8)	8.3	(125)	(0.7)	1.6	(144)
Net income (loss)	(3.3)%	42.4%	(109)%	(24.9)%	(20.2)%	30%
Revenues
The Company generates revenue through the sale of enterprise video content management software solutions, appliances, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license, which varies due to customer specifications and preferences. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes term software licenses, SaaS, maintenance and support, and professional and other services.
The table below describes the Company's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Software licenses and appliances	$1,962	$985	$977	99%	$3,656	$4,303	$(647)	(15)%
Service
Subscription, maintenance and support	4,166	4,091	75	2	13,883	12,251	1,632	13
Professional services and other	543	577	(34)	(6)	1,595	1,556	39	3
Total service	4,709	4,668	41	1	15,478	13,807	1,671	12
Total revenues	$6,671	$5,653	$1,018	18%	$19,134	$18,110	$1,024	6%
Revenues can vary period to period based on the type and size of contract agreed to by each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increase in software licenses and appliances revenues in the three months ended September 30, 2019 compared to the same period in 2018 was driven by a few large perpetual software license and appliance sales to new and existing customers. The decrease in software licenses and appliances revenues in the nine months ended September 30, 2019 compared to the same period in 2018 was driven by a decrease in perpetual software license and appliance sales to both new and existing customers.
Subscription, maintenance and support revenues for the three months ended September 30, 2019 increased slightly compared to the corresponding 2018 period. The increase in subscription, maintenance and support revenues in the nine months ended September 30, 2019 compared to the corresponding 2018 period primary resulted from significant first quarter 2019 term software license sales for which revenue is recognized up front, as well as the revenue attributable to maintenance contracts entered into in late 2018.
Professional services revenues for the three and nine months ended September 30, 2019 were generally consistent with the corresponding 2018 periods.
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
Cost of Revenues and Gross Profit
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent Increase			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Gross profit:
Software licenses and appliances	$1,243	$481	$762	158%	$2,290	$2,660	$(370)	(14)%
Service	3,415	3,057	358	12	11,731	8,817	2,914	33
Total gross profit	$4,658	$3,538	$1,120	32%	$14,021	$11,477	$2,544	22%

Gross margin:
Software licenses and appliances	63.4%	48.8%	14.6%		62.6%	61.8%	0.8%
Service	72.5%	65.5%	7.0%		75.8%	63.9%	11.9%
Total gross margin	69.8%	62.6%	7.2%		73.3%	63.4%	9.9%
Gross profit includes $109,000 and $288,000 for the three months ended September 30, 2019 and 2018, respectively, and $340,000 and $879,000 for the nine months ended September 30, 2019 and 2018, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2019 is expected to include approximately $0.5 million of amortization expense for purchased intangibles, compared to $1.0 million for the full year 2018. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 19 at both September 30, 2019 and 2018.
The total gross margin percentages improved 7.2% and 9.9% in the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. Increases in both service gross margins and software license and appliances gross margin contributed to the improvement. The 7.0% and 11.9% improvement in service gross margin in the three and nine months ended September 30, 2019, respectively, compared to the corresponding 2018 periods, was primarily due to an increase in term software license revenue, decreased amortization expense as certain purchased intangible assets became fully amortized during 2018 and lower royalty expense associated with third-party software licenses. The 14.6% and 0.8% increase in software licenses and appliances gross margin in the three and nine months ended September 30, 2019, respectively, compared to the corresponding 2018 periods was, for the three months ended September 30, 2019, driven primarily by increased revenue without a proportionate increase in cost of revenue and, for the nine months ended September 30, 2019, due primarily to decreased expense related to fixed amortized prepaid royalties for embedded OEM licenses.
Future gross profit margins are expected fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Operating expenses:
Research and development	$1,849	$1,617	$232	14%	$5,361	$5,159	$202	4%
Sales and marketing	2,083	1,796	287	16	6,647	6,388	259	4
General and administrative	1,673	1,608	65	4	4,998	5,536	(538)	(10)
Amortization of purchased intangibles	168	224	(56)	(25)	587	680	(93)	(14)
Total operating expenses	$5,773	$5,245	$528	10%	$17,593	$17,763	$(170)	(1)%
Total operating expenses as a percent of revenues for the three and nine months ended September 30, 2019 continued to reflect year-over-year improvement in the Company's operational efficiency. Total operating expenses as a percent of revenues were 87% and 93% for the three months ended September 30, 2019 and 2018, respectively, and 92% and 98% for the nine months ended September 30, 2019 and 2018, respectively. The Company had 83 and 80 personnel in operating activities at September 30, 2019 and 2018, respectively. The Company incurred severance expense within operating expense of $134,000 and $177,000 in the nine months ended September 30, 2019 and 2018, respectively; no severance expense was incurred within operating expenses in the three months ended September 30, 2019 and 2018.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$1,239	$1,159	$80	7%	$3,653	$3,829	$(176)	(5)%
Overhead and other expenses	464	295	169	57	1,184	906	278	31
Outside services and consulting	113	111	2	2	423	287	136	47
Depreciation and amortization	—	4	(4)	(100)	2	27	(25)	(93)
Equity-based compensation	33	48	(15)	(31)	99	110	(11)	(10)
Total research and development expenses	$1,849	$1,617	$232	14%	$5,361	$5,159	$202	4%
Total research and development expenses as a percent of revenues were 28% and 29% for the three months ended September 30, 2019 and 2018, respectively, and 28% for both of the nine-month periods ended September 30, 2019 and 2018. The Company had 36 and 34 research and development personnel as of September 30, 2019 and 2018, respectively.
The increase in total research and development expenses of $232,000 and $202,000 in the three and nine months ended September 30, 2019, respectively, compared to the corresponding 2018 periods was primarily due to transition costs related to the Company's in-process migration and consolidation of cloud hosting providers during 2019, impacting both outside services and consulting expenses and overhead and other expenses. Partially offsetting the increase for the nine months ended September 30, 2019 were lower employee costs due to the mix of research and development personnel.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$1,616	$1,236	$380	31%	$5,137	$4,668	$469	10%
Overhead and other expenses	286	263	23	9	830	970	(140)	(14)
Outside services and consulting	151	230	(79)	(34)	630	626	4	1
Depreciation and amortization	2	3	(1)	(33)	5	12	(7)	(58)
Equity-based compensation	28	64	(36)	(56)	45	112	(67)	(60)
Total sales and marketing expenses	$2,083	$1,796	$287	16%	$6,647	$6,388	$259	4%
Total sales and marketing expenses as a percent of revenues were 31% and 32% for the three months ended September 30, 2019 and 2018, respectively, and 35% for both of the nine-month periods ended September 30, 2019 and 2018. The Company had 29 and 28 sales and marketing personnel at September 30, 2019 and 2018, respectively.
The increase in sales and marketing expenses of $287,000 and $259,000 in the three and nine months ended September 30, 2019 compared to the corresponding 2018 periods was primarily driven by increased compensation and employee-related costs due to higher commissions expense and the mix and number of sales and marketing personnel. Additionally, expenses for the nine months ended September 30, 2019 were favorably impacted by continued cost reduction initiatives reflected in overhead and other expenses.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2019	2018	2018 to 2019	2018 to 2019	2019	2018	2018 to 2019	2018 to 2019
Compensation and employee-related	$754	$639	$115	18%	$2,212	$2,081	$131	6%
Overhead and other expenses	268	275	(7)	(3)	848	834	14	2
Outside services and consulting	417	429	(12)	(3)	1,222	1,783	(561)	(31)
Depreciation and amortization	82	56	26	46	236	319	(83)	(26)
Equity-based compensation	152	209	(57)	(27)	480	519	(39)	(8)
Total general and administrative expenses	$1,673	$1,608	$65	4%	$4,998	$5,536	$(538)	(10)%
Total general and administrative expenses as a percent of revenues were 25% and 28% for the three months ended September 30, 2019 and 2018, respectively, and 26% and 31% for the nine months ended September 30, 2019 and 2018, respectively. The Company had 18 general and administrative personnel at both September 30, 2019 and 2018.
The increase in general and administrative expenses of $65,000 in the three months ended September 30, 2019 compared to the corresponding 2018 period was primarily driven by increased compensation and other employee-related costs. The decrease in expenses of $538,000 in the nine months ended September 30, 2019 compared to the corresponding 2018 period was driven primarily by lower outside services costs resulting from lower expenses associated with legal professional services, a reduction in audit fees and lower contractor costs in the nine months ended September 30, 2019.
Amortization of Purchased Intangibles
Operating expenses include $168,000 and $224,000 for the three months ended September 30, 2019 and 2018, respectively, and $587,000 and $680,000 for the nine months ended September 30, 2019 and 2018, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses for the full year 2019 are expected to include approximately $0.8 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue, compared to $0.9 million for the full year 2018.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on sale of BriefCam, Ltd.	$41	$6,502	$41	$6,502
Loss on extinguishment of debt	—	(1,189)	—	(1,189)
Interest expense, net	(235)	(262)	(654)	(1,616)
Decrease (increase) in fair value of warrant liability	973	(401)	(752)	(292)
Other, net	(3)	(78)	32	(481)
Total other income (expense), net	$776	$4,572	$(1,333)	$2,924
The Company recognized interest expense on its term loan and finance leases of $235,000 and $262,000 for the three months ended September 30, 2019 and 2018, respectively, and $654,000 and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively, which includes the accrual of interest on the Company's term loans, as well as the amortization of deferred financing costs. Amortization of deferred financing costs for the nine months ended September 30, 2018 includes $395,000 of expense related to the Company's acceleration of the amortization of deferred financing costs in connection with the modification of its term loan credit agreement with Hale Capital Partners, LP in the fourth quarter of 2017 and subsequent repayment in full of this debt with the proceeds from the ESW Holdings, Inc. term loan in the first quarter of 2018. Additionally, interest expense on the Company's term loan was lower in the three and nine months ended September 30, 2019, compared to the corresponding 2018 periods, due to the Company's $6.0 million paydown on its term loan principal balance in July 2018.
The Company recorded non-cash income of $973,000 and non-cash expense of $401,000 for the three months ended September 30, 2019 and 2018, respectively, and non-cash expense of $752,000 and $292,000 for the nine months ended September 30, 2019 and 2018, respectively, resulting from the change in fair value of the warrant liability. The increase in fair value for the three months ended September 30, 2018, the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was primarily driven by corresponding increases in the Company’s stock price of 23%, 72% and 14% for the respective periods. The decrease in fair value during the three months ended September 30, 2019 was primarily driven by a decrease in the Company’s stock price of 21% during the period.
Other expense included net losses on foreign currency transactions of $31,000 and $69,000 for the three months ended September 30, 2019 and 2018, respectively, and $94,000 and $171,000 for the nine months ended September 30, 2019 and 2018, respectively. Other expense also included debt issuance costs of $110,000 for the nine months ended September 30, 2018 related to a warrant issued in the first quarter of 2018. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $118,000 and net income tax expense was $469,000 for the three months ended September 30, 2019 and 2018, respectively. Net income tax benefit was $133,000 and net income tax expense was $303,000 for the nine months ended September 30, 2019 and 2018, respectively. The net income tax benefit for the three and nine months ended September 30, 2019, was impacted by the tax benefit for refundable research credits from United Kingdom operations offset by an increase in reserves for unrecognized tax benefits. The net income tax expense for the three months and nine months ended September 30, 2018, was impacted by an increase in reserves for unrecognized tax benefits, partially offset by a tax benefit for refundable research credits from United Kingdom operations.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$7,525	$8,636
Working capital	$(6,133)	$865
Financing obligations	$318	$209
Operating lease liabilities	2,200	—
Term loan	3,834	3,431
Financing obligations, operating lease liabilities and term loan	$6,352	$3,640
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves. The Company has implemented operational initiatives designed to improve the Company’s cash and liquidity position while it pursues alternatives to fund execution of the Company’s business plan to drive revenue growth and to fund the Company’s repayment of the term loan from ESW Holdings, which matures on January 10, 2020. The Company expects that it will be able repay the term loan from ESW Holdings from the Company’s existing cash and intends to raise additional capital to meet its continued operational needs through an offering of its securities or, in the alternative, an asset-based line of credit or other debt facility. There is no assurance that additional financing will be available in the amount or at the time the Company needs it, or that it will be available on acceptable terms or at all. The Company’s expected financing needs are based upon management estimates as to future revenue, cash flow and expense. The Company’s business plan and financing needs are subject to change based upon, among other factors, the Company’s ability to grow revenue and its ability to effectively manage costs. If the Company’s estimate of its financing needs change, the Company may need additional capital more quickly than expected or a greater amount of capital. If the Company is unable to timely secure sufficient capital to meet its needs, the Company may be required to further reduce expenses and curtail capital expenditures.
At September 30, 2019, the Company had aggregate negative working capital of $6.1 million, compared to positive working capital of $865,000 at December 31, 2018. Working capital includes current deferred revenue of $9.1 million and $9.7 million at September 30, 2019 and December 31, 2018, respectively. The primary contributors to the change in working capital were the reclassification of the carrying value of the Company's term loan of $3.8 million and related accrued interest of $480,000 from long-term liabilities to current liabilities as the loan and accrued interest is due and payable on January 10, 2020, the increase in the warrant liability of $752,000 during the nine months ended September 30, 2019, and cash used to fund the Company's operating loss during the nine months ended September 30, 2019.
Financing obligations as of September 30, 2019 and December 31, 2018 primarily consists of finance leases related to the acquisition of computer and network equipment and furniture. Upon adoption of Topic 842 on January 1, 2019, operating lease liabilities as of September 30, 2019 consists of liabilities primarily related to the Company's operating leases for office space.
The term loan with ESW Holdings, Inc. consists of a note having a face value of $4.0 million at September 30, 2019 that is scheduled to mature on January 10, 2020. Interest accrues and compounds monthly at a variable rate per annum equal to the prime rate plus 4.0%. As of September 30, 2019, interest accrued at 9.0% and accrued and unpaid interest was $480,000.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.8 million as of September 30, 2019. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Cuts and Jobs Act of 2017.

Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(670)	$(2,997)
Investing activities	(96)	9,562
Financing activities	(250)	(5,665)
Effect of exchange rate changes on cash	(95)	(91)
Net change in cash and cash equivalents	$(1,111)	$809
Operating activities
Net cash used in operating activities was $670,000 for the nine months ended September 30, 2019 compared to $3.0 million for the corresponding 2018 period. The operating cash flows for the 2019 period were favorably impacted by the change in accounts receivables. The operating cash flows for the 2018 period were unfavorably impacted by the change in accounts payable and other accrued liabilities.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $137,000 for the nine months ended September 30, 2019 compared to $116,000 in the corresponding 2018 period. Net cash provided by investing activities from the sale of the Company's investment in BriefCam totaled $41,000 for the nine months ended September 30, 2019 related to the release of cash from escrow and $9.7 million for the nine months ended September 30, 2018.
Financing activities
Financing activities used net cash of $250,000 for the nine months ended September 30, 2019 and $5.7 million in the comparable 2018 period. Primarily impacting the current period use of cash were principal payments of $242,000 on finance leases and other financing obligations. Primarily impacting the prior year period use of cash were the principal payment on the Hale term loan of $8.0 million and debt prepayment fee of $800,000, the principal payment of $6.0 million on the outstanding term loan with ESW Holdings, Inc., and principal payments of $329,000 on capital leases and other financing obligations, partially offset by $10.0 million in cash proceeds from the Company's refinancing of its term loan in January 2018.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the nine months ended September 30, 2019 and 2018. Under the credit agreement, the Company is prohibited from declaring or paying any dividends.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vernon J. Hanzlik, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of September 30, 2019. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2019, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the credit agreement with ESW Holdings, the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended September 30, 2019 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2019 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2019	168	$4.35	—	778,365
August 2019	—	$—	—	778,365
September 2019	—	$—	—	778,365
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
31.1    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32    Certifications pursuant to 18 U.S.C. §1350.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 5, 2019	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2019	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)