Form 10-K
period 2019-12-31
Qumu Corp
filed 2020-03-06
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $33,451,000.
As of March 2, 2020, the registrant had 13,555,588 outstanding shares of common stock.

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
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services. Sales can range from a single year agreement for thousands of dollars to a multi-year agreement for over a million dollars.
The table below describes Qumu's revenues by category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Software licenses and appliances	$4,903	$5,814	$5,982	$(911)	$(168)	(16)%	(3)%
Service	20,459	19,199	22,185	1,260	(2,986)	7%	(13)%
Total revenues	$25,362	$25,013	$28,167	$349	$(3,154)	1%	(11)%
History
The Company was founded in 1978, incorporated as IXI, Inc. in Minnesota in February 1987, and changed its name to Rimage Corporation in April 1988. Until October 2011, the Company focused its business on the development and sale of its CD recordable publishing systems and DVD recordable publishing systems.

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
On February 11, 2020, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) for a proposed “merger of equals” transaction with Synacor, Inc. (“Synacor”), and Quantum Merger Sub I, Inc., a direct, wholly owned subsidiary of Synacor (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into Qumu (the “Merger”), with Qumu surviving the Merger as a wholly owned subsidiary of Synacor. At the effective time of the Merger, by virtue of the Merger and without any action on the part of Synacor, Qumu, Merger Sub or any holder of any of the securities of Synacor, Qumu or Merger Sub, each share of common stock of Qumu issued and outstanding immediately prior to the effective time (other than the shares that are owned by Qumu, Synacor or Merger Sub) will be converted into the right to receive 1.61 newly issued shares of common stock of Synacor.
The consummation of the Merger is subject to customary closing conditions, including, among others, the approval of the Merger Agreement by Qumu shareholders and the approval of the issuance of shares of Synacor common stock pursuant to the Merger Agreement by Synacor stockholders. The parties expect the Merger will be completed in mid-2020.
The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on February 11, 2020. In addition, see Part I – Item 1A – Risk Factors – Risks Relating to the Merger and Note 14 – Subsequent Event of this Form 10-K for further details on the Merger.
Enterprise Video Content Management and Delivery Software
To increase communication, engagement and collaboration between employees and stakeholders, organizations are continuing to focus on technology investments that improve the engagement and connectivity of people across offices, conference rooms, computers, tablets and smart phones. As part of this shift in technology investment, enterprises are quickly moving to video as the primary communication and collaboration medium. We integrate with and extend the reach of video conferencing solutions such as Zoom, WebEx and Skype for Business and support distributing video via collaboration tools such as Slack and Social Chorus.
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
Qumu’s implementations can range in size from thousands to millions of dollars. The Qumu platform integrates with customers' existing video services (e.g., video conferencing systems), business applications (e.g., Zoom, Skype, WebEx, Outlook, Slack) and broader information technology (IT) infrastructures using Qumu's extensive application services or "APIs." Deployments also range from a single customer location to a global infrastructure serving over one hundred thousand corporate employees. Qumu’s solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creating, capturing, managing, delivering and experiencing video content.
The Qumu platform offers a flexible deployment model that can be leveraged by organizations in three different ways:

•	Outside of the firewall as a cloud-based solution

•	As a hybrid solution, providing the flexibility of cloud, combined with Qumu’s intelligent delivery technology

•	Inside the firewall as an on-premise enterprise-grade solution
The Qumu platform encompasses four distinct elements, each of which is detailed further below:

•	Video Capture

•	Video Content Management

•	Intelligent Delivery

•	Extensions and Add-Ons
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
Closed Captioning
The Qumu platform allows enterprises to extend the reach and engagement of both live and on-demand corporate video assets, via an integration with a service called CaptionHub. Using AI-based transcription and translation technology, CaptionHub adds frame-accurate captions to Qumu enterprise video in real time—and at broadcast quality—in over 50 languages.
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
Extensions and Add-Ons
The Qumu platform is designed to be customizable, enhancing the customer’s enterprise communication and collaboration solution. With its service-based extensible architecture, Qumu's technology can be built upon by third-party developers. Current integrations and extensions from Qumu and its partners include Microsoft Office 365, Zoom, SharePoint, Skype for Business, Social Chorus, Yammer, IPTV, Jive, IBM Connections, Polycom, Pexip and Citrix.
Extensibility is important for meeting customers who have complex and unique digital environments and for Qumu’s network of partners. Qumu’s open, service-based architecture enables customers to more easily support native apps for iOS, Android, and Windows Mobile platforms. The Qumu platform offers robust REST APIs for both user and administrative functions, allowing customers to develop integrations of their own on top of the Qumu platform. At the present time, Qumu has available extensions and add-ons for live captioning, speech search, advanced analytics, content syndication, WebRTC and several other functions.
Marketing and Distribution
Qumu’s solutions serve a growing customer base of medium- and large-sized enterprises across a wide range of vertical and horizontal markets, with the six primary markets being 1) Banking, Finance and Insurance, 2) Manufacturing, 3) Services and Consulting, 4) Telecom and Technology, 5) Biotech and Health Care and 6) Government. Qumu has historically targeted enterprises with 10,000+ employees and a history of video use for corporate communications, although its Qumu Cloud product can service small organizations. Across all deployment types (cloud, on-premise and hybrid) and in all six markets, Qumu’s customers are among the largest Fortune 500 and Global 2000 companies in the world.
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

Qumu sells products and services internationally through its U.S. operation and its subsidiaries in the United Kingdom and Japan. International sales comprised approximately 35%, 33% and 27% of revenues for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2017, the Company had one customer that accounted for more than 10% of its revenues; no single customer accounted for more than 10% of the Company's revenues for the years ended December 31, 2019 and 2018.
Competition
Major competitors of Qumu include Kaltura, Brightcove, MediaPlatform, Vbrick and Panopto. Qumu competes with these other companies based primarily upon its full-stack, end-to-end solution for a complete video infrastructure that includes support for mobile devices and leverages existing IT infrastructure. Qumu occasionally encounters organizations utilizing Zoom and Microsoft’s Skype and Stream technologies for video. While some view Zoom and Microsoft as competitors to Qumu and some customers view their products as a complete alternative to Qumu’s technology, we believe that the Zoom, Microsoft and Qumu technologies can be seamlessly integrated and provide the customer with greater flexibility and improved manageability than use of their technologies alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management.
Qumu also differentiates itself from competitors through its agnostic video delivery technology, as well as its flexible deployment models—on-premise, cloud and hybrid—which Qumu customers can choose from and customize based on their own unique organizational needs for video.
Research and Development
Qumu develops its software internally and licenses or purchases software from third parties. Research and development expense was $7.4 million, $7.0 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, the Company employed 36 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.
Intellectual Property
Qumu currently maintains four U.S. patents. Further, Qumu protects the proprietary nature of its software primarily through copyright and license agreements. It is Qumu's policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue. No assurance can be given that Qumu will be able to obtain patent or other protection for its products. In addition, Qumu has registered and may in the future register trademarks and other marks used in its business.
Qumu also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by the software using those programs. Contractual obligations with respect to such licenses will require cash payments of $400,000 in 2020.
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
The Company is the owner of various trademarks and trade names referenced in this Annual Report on Form 10-K including: "Qumu," "Enterprise Video as a Service (EVaaS)", "VideoNet Edge," "Pathfinder" and "How Business Does Video." Solely for convenience, the trademarks and trade names in this Report are referred to without the ® and TM symbols, but such references should not be construed as any indicator that the Company or the other respective owners will not assert, to the fullest extent under applicable law, its or their rights thereto.

Employees
As of December 31, 2019, the Company had 105 employees, all of which were full-time employees and of which 36 were involved in research and development, 32 in sales and marketing, 19 in service and support and 18 in administration and management. None of Qumu's employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, like Qumu, that file electronically with the SEC. The SEC’s website is www.sec.gov.
Qumu also maintains a website at www.qumu.com. Qumu's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on Qumu's website as soon as reasonably practicable after these documents are filed electronically with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “About,” then click on “Investor Relations,” then "SEC Filings" to view all of Qumu's current EDGAR reports.
ITEM 1A. RISK FACTORS
If any of the following risks actually occur, our business, results of operations, and financial condition and the market price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the most significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. Any forecast regarding our future performance, including, but not limited to, forecasts regarding future revenue, product mix, cash flow and cash balances, are forward-looking statements. These forward-looking statements reflect various assumptions and are subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forward-looking statement, including the risks reflected in the risk factors set forth below. Consequently, the future results expressed or implied by any forward-looking statement are not guaranteed and the variation of actual results or events from such statements may be material and adverse.
RISKS RELATING TO THE MERGER
Our shareholders will receive a fixed ratio of 1.61 shares of Synacor common stock for each share of Qumu common stock regardless of any changes in market value of Qumu common stock or Synacor common stock before the completion of the merger.
At the effective time of the merger, each share of Qumu common stock will be converted into the right to receive 1.61 shares of Synacor common stock. There will be no adjustment to the exchange ratio (except for adjustments to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification or other like change with respect to Synacor common stock or Qumu common stock), and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either Synacor common stock or Qumu common stock. The respective market value of Qumu’s and Synacor’s common stock since the announcement of the merger has fluctuated and may continue to fluctuate as a result of a variety of factors, including general market and economic conditions and changes in Qumu’s or Synacor’s businesses, operations and prospects. Many of these factors are outside the control of Qumu and Synacor.
The market value of Synacor common stock at the time of completion of the merger may be lower or higher than the closing price of Synacor common stock on the last full trading day preceding the public announcement of the proposed merger on February 11, 2020 (the date that Qumu and Synacor entered into the merger agreement), the last full trading day prior to the date that the joint proxy statement/prospectus is filed with the SEC, or the last full trading day prior to the date of Qumu’s and Synacor’s shareholder meetings. Moreover, completion of the merger may occur some time after the requisite shareholder approvals have been obtained. Consequently, at the time Qumu shareholders must decide whether to approve the merger agreement, they will not know the market price of the Synacor common stock they will receive and the market price of the Qumu common stock they will surrender when the merger is actually consummated. The value of the Synacor common stock received by Qumu shareholders will depend on the market price of the Synacor common stock at that time the merger occurs, and the value of the Qumu common stock surrendered by Qumu shareholders will depend on the market price of the Qumu common stock at that time.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in the businesses of Qumu and Synacor, which could have an adverse effect on the businesses and operating results of Qumu and Synacor.
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact the businesses and operating results of Qumu and Synacor, including among others:

•
Qumu and Synacor employees may experience uncertainty about their future roles with the combined company, which might adversely affect Qumu’s and Synacor’s ability to retain and hire key personnel and other employees;

•
the attention of Qumu’s and Synacor’s management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to the businesses of Qumu and Synacor; and

•
customers, channel partners, vendors or suppliers may seek to modify or terminate their business relationships with Qumu or Synacor, or delay or defer decisions concerning Qumu’s or Synacor’s products or services or seek alternatives to the products or services offered by Qumu or Synacor.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on the businesses, operating results or prospects of Qumu and Synacor if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.
Customer uncertainties related to the merger could adversely affect Qumu’s business, operating results and prospects.
In response to the announcement of the merger or due to ongoing uncertainty about the merger, customers of Qumu may delay or defer purchasing decisions or elect to switch to other providers of enterprise video content management software solutions or develop internal capabilities for video communications within their enterprise. In particular, prospective customers could be reluctant to purchase the products and services of Qumu due to uncertainty about the direction of the combined company’s product offerings and willingness to support existing Qumu products. To the extent that the proposed merger creates uncertainty among customers or prospective customers such that they delay, defer or change purchases in response to the proposed merger, Qumu’s revenues would be adversely affected. Qumu may make customer assurances to address their uncertainty about the direction of the combined company’s product and support for Qumu products, which may result in additional obligations of Qumu or the combined company. As a result of any of these actions, Qumu revenues and other operating results or the operating results of the combined company could be substantially below expectations of market analysts and a decline in Qumu’s, Synacor’s or the combined company’s stock prices could result.
Certain directors and executive officers of Qumu have interests in the merger that may be different from, or in addition to, the interests of Qumu shareholders.
Executive officers of Qumu negotiated the terms of the merger agreement under the direction of our board of directors. Our board of directors unanimously approved the merger agreement and the transactions contemplated thereby and unanimously recommended that Qumu shareholders vote in favor of the merger agreement. These directors and executive officers may have interests in the merger that are different from, or in addition to, or may be deemed to conflict with, the interests of Qumu shareholders. These interests include the continued employment of certain executive officers of Qumu by Synacor, the continued positions of certain directors of Qumu as directors of the combined company and the indemnification of former Qumu directors and officers by the combined company. With respect to our directors and executive officers, these interests also include the treatment in the merger of change of control, severance and retention agreements, stock options, restricted stock units, and restricted stock held by these directors and executive officers, including the right to vesting acceleration upon or following a change of control under various equity awards and agreements. Our shareholders should be aware of these interests when they consider the recommendation of our board of directors that they vote in favor of the merger agreement.
Provisions of the merger agreement may deter alternative business combinations and could negatively impact Qumu's stock price if the merger agreement is terminated in certain circumstances.
In connection with the execution and delivery of the merger agreement, each of Qumu and Synacor agreed to immediately cease all existing activities, discussions or negotiations with any persons previously conducted with respect to certain acquisition proposals and acquisition transactions relating to Qumu and Synacor. The merger agreement prohibits each of Qumu and Synacor from soliciting, initiating, or knowingly encouraging or facilitating certain acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement allows neither Qumu nor Synacor to terminate the merger agreement solely due to the receipt of an alternative acquisition proposal. The merger agreement also provides for the payment by Synacor of a termination fee of $2.0 million if the merger agreement is terminated in certain circumstances (relating to, among other things, certain breaches of Synacor’s no-shop obligations, failure by the Synacor board of directors to recommend the merger, and failure by Synacor to bring the merger before a vote to its stockholders) in connection with a competing third party acquisition proposal for Synacor and for the payment by Qumu of a termination fee of $2.0 million if the merger agreement is terminated in certain circumstances (relating to, among other things, certain breaches of Qumu’s no-shop obligations, failure by the Qumu board to recommend the merger, and failure by Qumu to bring the merger before a vote to its shareholders) in connection with a competing third party acquisition proposal for Qumu. These provisions limit our ability to pursue offers from third parties that could result in greater value to Qumu shareholders. The obligation to pay the termination fee also may discourage a third party from pursuing an acquisition proposal. If the merger agreement is terminated and we determine to seek another business combination, we cannot assure our shareholders that we will be able to negotiate a transaction with another acquiror on terms comparable to the terms of the merger, or that we will avoid the termination fee associated with the termination of the merger agreement. Additionally, in the event the merger agreement is terminated by either Synacor or Qumu, our stock price may decline, even if we are not required to pay the termination fee.
We are subject to business uncertainties and contractual restrictions while the proposed transactions are pending, which could adversely affect our business and operations.
Under the terms of the merger agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts, incur indebtedness or incur capital expenditures, or otherwise pursue actions that are not in the ordinary course of business, even if such actions would be beneficial to Qumu. Synacor is subject to comparable restrictions on the conduct of its business prior to the completion of the merger. Such limitations could negatively affect each party’s respective business, operating results and financial condition prior to the completion of the merger.
If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of Qumu common stock.
We have incurred and will incur substantial costs in connection with the proposed merger, even if the merger is not completed. These costs are primarily associated with the fees of our attorneys, accountants, transaction advisors, and financial advisors. Also, if the merger agreement is terminated under specified circumstances, we may be required to pay a termination fee to Synacor of $2.0 million. In the event that the proposed merger is not completed, these merger related costs may adversely affect our business, operating results and financial condition, as well as the price of Qumu common stock.
RISKS RELATING TO OUR BUSINESS
The markets for video content and software to manage video content are each in early stages of development. If this market does not develop or develops more slowly than we expect, our revenues may decline or fail to grow.
The use of video as a mainstream communication and collaboration platform and the market for video content management software is in an early stage of development, and it is uncertain whether this use of video will achieve high levels of acceptance. Widespread adoption and use of video in the enterprise is critical to our future growth and success. Likewise, it is uncertain whether video content management software will achieve high levels of demand and market adoption. Our success will depend on enterprises adopting video as a platform and upon enterprise demand for software to help them capture, organize and distribute this content.
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
If we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected.
To increase our revenues and achieve profitability, we must regularly add new customers, retain our existing customers, ensure high rates of renewals among our existing customers, sell additional products and services to new and existing customers, or convert existing customers to our latest SaaS solution.
We intend to grow our business by developing and improving our product offerings, ensuring high levels of customer satisfaction, competing effectively with products and services offered by others, retaining and attracting talent, developing relationships with channel partners and increasing our marketing activities.
If we fail to add new customers or lose existing customers, or if our existing customers do not renew their subscriptions at the same levels or do not increase their purchases of products and services, we will not grow our revenue as expected and our operating results will suffer.
We have a history of losses, and while our goal is to become cash flow breakeven in late 2020, we may not achieve that goal or achieve or sustain cash flows or profitability in the future.
We experienced consolidated net losses of $6.4 million, $3.6 million and $11.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through at least the first half of 2020. Over the last several years, including into 2019, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2020, we believe will allow us to attain our goal of becoming cash flow breakeven in late 2020.
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
We cannot assure you that we will achieve our goal of becoming cash flow breakeven in late 2020. We cannot assure you that we will generate increases in our revenues, attain a level of profitable operations, or successfully implement our business plan or future business opportunities. Our business plan and financing needs are subject to change depending on, among other things, success of our efforts to grow revenue and our efforts to continue to effectively manage expenses. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, we may be required to further reduce expenses, which could have a further negative effect on our ability to generate revenue.
We encounter long sales cycles with our enterprise video solutions, which could adversely affect our operating results in a given period.
Our ability to increase revenues and achieve profitability depends, in large part, on widespread adoption of our enterprise video content management software products by large businesses and other organizations. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing sales. In the large enterprise market, the customer’s decision to use our products may be an enterprise-wide decision and, therefore, these types of sales require us to provide greater levels of education regarding the use and benefits of our applications. Further, given the constant innovation with our industry and our products, customers may delay purchasing decisions until certain features or products in development are brought to market. Longer sales cycles could cause our operating and financial results to suffer in a given period.
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
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Brightcove, MediaPlatform, Vbrick and Panopto who deliver video solutions to businesses. Qumu occasionally encounters organizations utilizing Zoom and Microsoft’s Skype and Stream technologies. While some view Zoom and Microsoft as competitors to Qumu and some customers view their products as a complete alternative to Qumu’s technology, we believe that the Zoom, Microsoft and Qumu technologies can be seamlessly integrated and provide the customer with greater flexibility and improved manageability than use of their technologies alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
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
Further, we sell our products throughout the United States, as well as in several international countries to commercial and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political, or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control but may result in further decreases in spending among customers and softening demand for our products.
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
We will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use and functionality of our software requires significant time, expense and attention. It can take six months or longer before our sales representatives are fully trained and productive. If we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenues. We also intend to expand new sales models that focus on different sales strategies tailored to different customer types. Our business may be adversely affected if our efforts to train our internal sales force or execute our selling strategies do not generate a corresponding increase in revenues.
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
Competition for highly skilled personnel is intense, and if we fail to attract and retain talented employees, we may fail to compete effectively.
Our future success depends, in significant part, on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees, particularly in senior management, product development and sales, is intense. In addition, our compensation arrangements may not be successful in attracting new employees and retaining and motivating our existing employees given the high demand for these employees from other employers. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
Our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows, and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products.
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

Any failure of major elements of our products could lead to significant disruptions in our ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business.
Our business is dependent upon providing customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of required network infrastructure may harm our ability to distribute content to our customers, as well as our reputation and ability to attract and retain customers. Our content management software solutions and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquake and similar events. Our solutions are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications. Our failure to protect our network against damage from any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
The enforceability and interpretation of open source licenses remains uncertain under applicable law. Unfavorable court decisions could require us to replace open source software incorporated in our products. In some cases, this might require us to obtain licenses to commercial software under terms that restrict our use of that commercial software and require us to pay royalties. In some cases, we might need to redesign our software products, or to discontinue the sale of our software products if a redesign could not be accomplished on a timely basis. These same consequences result if our use of any open source software or commercial software is found to infringe any intellectual property right of another party. Any of these occurrences would harm our business, operating results and financial condition.
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

•
public health emergencies, such as the recent coronavirus outbreak and the subsequent public health measures, may affect our employees, suppliers, customers and our ability to provide services and maintenance in the affected regions;

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
If our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets, which could depress our product selling prices and gross profit or result in loss of market share.
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
We also must comply with the policies, procedures and business requirements of our customers relating to data privacy and security, which can vary based upon the customer, the customer’s industry or location, and the product the customer selects, and which may be more restrictive than the privacy and security measures required by law or regulation. In particular, the European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries or to offer products that meet the needs of customers subject to European Union privacy laws and regulations. Likewise, the California Consumer Privacy Act is a state statute intended to enhance privacy rights and consumer protection that may impact our ability to profitably operate across the United States given that our customers’ employees may be resident in California or to offer products that meet the needs of customers subject to California privacy laws and regulations.
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

Computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations.
Computer malware, viruses, computer hacking, phishing attacks, social engineering, and other electronic threats have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. While we are taking measures to safeguard our solutions and services from cybersecurity threats and vulnerabilities, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. The connection of our software solutions to our customers and their information technology environments could present the opportunity for an attack on our systems to serve as a way to obtain access into our customers’ systems, which could have a material adverse effect on our financial condition and growth prospects. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third-party vendors, customers, or otherwise. Businesses have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. The costs to continuously improve the security of our solutions and reduce the likelihood of a successful attack are high and may continue to increase. Furthermore, some U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of the data security measures of our solutions. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our business, results of operations and financial condition.
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
As of December 31, 2019, the Company’s market capitalization, without a control premium, was greater than its book value, and the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in our future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on our results of operations.
We may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors, and these fluctuations may negatively impact the market price of our common stock.
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
Our common stock is relatively illiquid. As of December 31, 2019, we had 13,553,409 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the Nasdaq Stock Market, for the 64 trading days beginning October 1, 2019 and ending December 31, 2019 was approximately 35,400 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership. As a result, the trading prices of our common stock have been and may continue to be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES

Location of Property	Use of Property	Approximate Monthly Rent (USD)		Approximate Leased Square Footage	Lease Expiration Date
Minneapolis, Minnesota (Headquarters)	Engineering, service, sales, marketing and administration	$20,000	(1)	13,000	January 2023
Burlingame, California	Engineering, service, sales, marketing and administration	$16,000	(2)	3,800	September 2022
London, England	Engineering, service, sales, marketing and administration	$21,000		2,900	July 2024
Hyderabad, India	Software development and testing	$2,000	(3)	3,300	July 2024
_________________________________________________

(1)	The agreement has escalating lease payments ranging from approximately $20,000 to $21,000 per month during the course of the lease.

(2)	The agreement has escalating lease payments ranging from approximately $16,000 to $17,000 per month during the course of the lease.

(3)	The agreement has escalating lease payments ranging from approximately $2,000 to $3,000 per month during the course of the lease.
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
Shareholders
As of March 2, 2020, there were 101 shareholders of record of Qumu's common stock.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2019, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the Company's Merger Agreement with Synacor, Inc., the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted stock awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2019 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock awards.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2019, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2019	—	$—	—	778,365
November 2019	—	$—	—	778,365
December 2019	7,723	$2.62	—	778,365
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding common stock authorized for issuance under equity compensation plans.
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
For the years ended December 31, 2019, 2018 and 2017, the Company generated revenues of $25.4 million, $25.0 million and $28.2 million, respectively.
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
Revenue Recognition
The Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services. Sales can range from a single year agreement for thousands of dollars to a multi-year agreement for over a million dollars.
The Company follows a five-step model to assess a sale to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.
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

The Company determines the standalone selling price (SSP) for software-related elements, including professional services and software maintenance and support contracts, based on the price charged for the deliverable when sold separately. The Company estimates SSP by maximizing use of observable prices such as the prices charged to customers on a standalone basis, established prices lists, contractually stated prices, profit margins and other entity-specific factors, or by using information such as market conditions and other observable inputs. However, the selling prices of its software licenses and cloud-hosted SaaS arrangements are highly variable. Thus, the Company estimates SSP for software licenses and cloud-hosted SaaS arrangements using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.
Other items relating to charges collected from customers include reimbursable expenses, shipping and handling charges and sales taxes charges. Charges collected from customers as part of the Company's sales transactions are included in revenues and the associated costs are included in cost of revenues. Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.
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
Term software licenses
The Company's term software licenses differ from perpetual software licenses in that the customer's right to use the licensed product has a termination date. Term software licenses are recognized upon transfer of control, which is typically at fulfillment, resulting in up-front revenue recognition. The Company categorizes revenue from term software licenses as subscription, maintenance and support revenue in service revenues. Payments are generally received quarterly or annually in equal or near equal installments over the term of the agreement.
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
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and at the same date as for operating leases, and is subsequently measured at amortized cost using the effective interest method. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the earlier of the useful life or the lease term.
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
Derivative Liability
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock and on August 31, 2018, issued a separate warrant to a sales partner for the purchase of up to 100,000 shares of the Company's common stock. All warrants remained unexercised and outstanding at December 31, 2019. The Company accounts for the warrants, which are derivative financial instruments, as a current liability based upon the characteristics and provisions of the instruments. The warrants were determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreements, to receive cash payment or other consideration at the option of the holder in lieu of the Company's common shares. See Note 14–"Subsequent Event" of the accompanying consolidated financial statements for a discussion of the Company's merger agreement with Synacor, Inc., which impacts the cash settlement feature of the Hale warrant and ESW warrant.
A warrant liability is recorded in the Company's consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the years ended December 31, 2019, 2018 and 2017, and the percentage changes in these income and expense items between years, are contained in the following table:

	Percentage of Revenues			Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018
Revenues	100.0%	100.0%	100.0%	1%	(11)%
Cost of revenues	(27.8)	(34.0)	(36.4)	(17)	(17)
Gross profit	72.2	66.0	63.6	11	(8)
Operating expenses:
Research and development	29.0	27.9	25.9	5	(4)
Sales and marketing	34.3	33.6	35.6	4	(16)
General and administrative	26.8	28.5	30.4	(5)	(17)
Amortization of purchased intangibles	3.0	3.6	3.2	(16)	—
Total operating expenses	93.1	93.6	95.1	1	(12)
Operating loss	(20.9)	(27.6)	(31.5)	(23)	(22)
Other income (expense), net	(5.3)	14.3	(11.4)	(137)	(212)
Loss before income taxes	(26.2)	(13.3)	(42.9)	100	(73)
Income tax expense (benefit)	(0.8)	1.2	(1.3)	(165)	(183)
Net loss	(25.4)%	(14.5)%	(41.6)%	78%	(69)%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Software licenses and appliances	$4,903	$5,814	$5,982	$(911)	$(168)	(16)%	(3)%
Service
Subscription, maintenance and support	18,249	17,132	19,374	1,117	(2,242)	7	(12)
Professional services and other	2,210	2,067	2,811	143	(744)	7	(26)
Total service	20,459	19,199	22,185	1,260	(2,986)	7	(13)
Total revenues	$25,362	$25,013	$28,167	$349	$(3,154)	1%	(11)%
Revenues can vary year to year based on the type of contract the Company enters into with each customer. The $349,000 increase in total revenues from 2018 to 2019 reflects a $1.3 million increase in service revenues and a $911,000 decrease in software licenses and appliances revenues. The $1.3 million increase in service revenues from 2018 to 2019 resulted from a $1.1 million increase in subscription, maintenance and support revenues and a $143,000 increase in professional services revenues. The decrease in software licenses and appliances revenues in 2019 compared to 2018 was driven by a decrease in perpetual software license and appliance sales to both new and existing customers. The increase in subscription, maintenance and support revenues in 2019 compared to 2018 primary resulted from significant first quarter 2019 term software license sales for which revenue is recognized up front, as well as the revenue attributable to new subscription, maintenance and support agreements from new and existing customers.
The $3.2 million decrease in total revenues from 2017 to 2018 reflects a $3.0 million decrease in service revenues and a $168,000 decrease in software licenses and appliances revenues. The $3.0 million decrease in service revenues from 2017 to 2018 resulted from a $2.2 million decrease in subscription, maintenance and support revenues and a $744,000 decrease in professional services revenues. The decrease in subscription, maintenance and support revenues was driven primarily by approximately $2.4 million of decreased recurring revenue resulting from the loss of a large customer in the fourth quarter of 2017 and a $212,000 decrease in revenue related to the Company's adoption of Topic 606 effective January 1, 2018, partially offset by subscription, maintenance and support growth from new and existing customers. The $0.7 million decrease in professional services revenues, which generally move directionally with changes in perpetual license sales and are impacted by custom work and the timing of customer acceptance, was primarily due to the inclusion of a large former customer in 2017 revenues and to lower utilization and reduced size of the Company's global professional services team in 2018.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets and whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Gross profit:
Software licenses and appliances	$2,992	$3,537	$3,575	$(545)	$(38)	(15)%	(1)%
Service	15,311	12,983	14,330	2,328	(1,347)	18	(9)
Total gross profit	$18,303	$16,520	$17,905	$1,783	$(1,385)	11%	(8)%

Gross margin:
Software licenses and appliances	61.0%	60.8%	59.8%	0.2%	1.0%
Service	74.8%	67.6%	64.6%	7.2%	3.0%
Total gross margin	72.2%	66.0%	63.6%	6.2%	2.4%
For the years ended December 31, 2019, 2018 and 2017, gross margins are inclusive of the impact of approximately $455,000, $1.0 million and $1.2 million, respectively, in amortization expense associated with intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and Kulu Valley in the fourth quarter of 2014. The Company had 19, 18 and 26 service personnel at December 31, 2019, 2018 and 2017, respectively.
Gross margin percentages by category and in total increased for both 2019 and 2018, compared to the respective prior years. The 6.2% improvement in gross margin in 2019, compared to 2018, was primarily driven by a 7.2% improvement in service gross margin due to an increase in term software license revenue, decreased amortization expense as certain purchased intangible assets became fully amortized during 2018, and lower royalty expense associated with third-party software licenses.
The 2.4% improvement in gross margin in 2018, compared to 2017, was primarily driven by a 3.0% improvement in service gross margin due to lower royalty expense associated with third-party software licenses, fewer service personnel in 2018 as compared to 2017 and decreased amortization expense as certain purchased intangible assets became fully amortized during 2018.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings and foreign currency exchange rate fluctuations. Cost of software licenses and appliances revenues in 2020 is expected to include approximately $0.3 million of amortization expense for purchased intangibles.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Operating expenses:
Research and development	$7,360	$7,013	$7,279	$347	$(266)	5%	(4)%
Sales and marketing	8,709	8,394	10,026	315	(1,632)	4	(16)
General and administrative	6,787	7,122	8,567	(335)	(1,445)	(5)	(17)
Amortization of purchased intangibles	757	904	904	(147)	—	(16)	—
Total operating expenses	$23,613	$23,433	$26,776	$180	$(3,343)	1%	(12)%

While operating expenses for 2019 increased 1% compared to 2018, operating expenses as a percent of revenue decreased slightly to 93.1% for 2019 compared to 93.6% for 2018 and 95.1% for 2017, reflecting continued year-over-year improvement in the Company's operational efficiency. Operating expenses for 2019, 2018 and 2017 included severance expense of $152,000, $237,000 and $256,000, respectively, relating the cost reduction initiatives and personnel transitions.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Compensation and employee-related	$5,123	$5,215	$5,475	$(92)	$(260)	(2)%	(5)%
Overhead and other expenses	1,516	1,211	1,064	305	147	25	14
Outside services and consulting	589	409	473	180	(64)	44	(14)
Depreciation and amortization	2	28	133	(26)	(105)	(93)	(79)
Equity-based compensation	130	150	134	(20)	16	(13)	12
Total research and development expenses	$7,360	$7,013	$7,279	$347	$(266)	5%	(4)%
Total research and development expenses for the years ended December 31, 2019, 2018 and 2017 represented 29%, 28% and 26% of revenues, respectively. The Company had 36, 34 and 41 research and development personnel at December 31, 2019, 2018 and 2017, respectively.
The $347,000 increase in total expenses in 2019, compared to 2018, was primarily due to transition costs related to the Company's in-process migration and consolidation of cloud hosting providers during 2019, impacting outside services and consulting expenses, as well as overhead and other expenses. The $266,000 decrease in total expense in 2018, compared to 2017, was driven primarily by less utilization of contractors and lower employee costs due to fewer research and development personnel in 2018 as compared to 2017, partially offset by increased hosting service expense included in overhead and other expenses. Depreciation and amortization expense decreased during 2019 and 2018 as certain fixed assets became fully depreciated.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Compensation and employee-related	$6,822	$6,199	$7,806	$623	$(1,607)	10%	(21)%
Overhead and other expenses	1,022	1,230	1,046	(208)	184	(17)	18
Outside services and consulting	781	802	935	(21)	(133)	(3)	(14)
Depreciation and amortization	11	12	58	(1)	(46)	(8)	(79)
Equity-based compensation	73	151	181	(78)	(30)	(52)	(17)
Total sales and marketing expenses	$8,709	$8,394	$10,026	$315	$(1,632)	4%	(16)%
Total sales and marketing expenses for the years ended December 31, 2019, 2018 and 2017 represented 34%, 34% and 36% of revenues, respectively. The Company had 32, 27 and 33 sales and marketing personnel at December 31, 2019, 2018 and 2017, respectively.
The $315,000 increase in total sales and marketing expense in 2019 as compared to 2018 was driven primarily driven by increased compensation and employee-related costs due to higher commissions expense and the mix and number of sales and marketing personnel, partially offset by a decrease in overhead and other expenses impacted by continued cost reduction initiatives. The $1.6 million decrease in total sales and marketing expense in 2018 as compared to 2017 was driven primarily by lower employee costs due to fewer sales and marketing personnel in 2018. Sales and marketing expenses for 2019, 2018 and 2017 included severance expense of $152,000, $111,000 and $234,000, respectively, relating to cost reduction initiatives and personnel transitions.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Compensation and employee-related	$3,147	$2,797	$3,525	$350	$(728)	13%	(21)%
Overhead and other expenses	1,127	1,028	1,078	99	(50)	10	(5)
Outside services and consulting	1,584	2,159	2,404	(575)	(245)	(27)	(10)
Depreciation and amortization	301	391	724	(90)	(333)	(23)	(46)
Equity-based compensation	628	747	836	(119)	(89)	(16)	(11)
Total general and administrative expenses	$6,787	$7,122	$8,567	$(335)	$(1,445)	(5)%	(17)%
Total general and administrative expenses for the years ended December 31, 2019, 2018 and 2017 represented 27%, 29% and 30% of revenues, respectively. The Company had 18, 18 and 21 general and administrative personnel at December 31, 2019, 2018 and 2017, respectively.
The $335,000 decrease in total expenses in 2019 as compared to 2018 was driven primarily by lower outside services costs resulting from lower expenses associated with legal professional services, a reduction in audit fees and lower contractor costs. The $1.4 million decrease in total expenses in 2018 compared to 2017 was driven primarily by lower employee costs due to fewer general and administrative personnel in 2018 .
Amortization of Purchased Intangibles
Operating expenses include $757,000, $904,000 and $904,000 in 2019, 2018 and 2017, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2020 are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2019	2018	2017	2018 to 2019	2017 to 2018	2018 to 2019	2017 to 2018
Interest expense, net	$(754)	$(1,809)	$(2,852)	$1,055	$1,043	(58)%	(37)%
Decrease (increase) in fair value of warrant liability	(141)	368	74	(509)	294	(138)	397
Gain on sale of BriefCam, Ltd.	41	6,602	—	(6,561)	6,602	(99)	n/a
Loss on extinguishment of debt	(348)	(1,189)	—	841	(1,189)	(71)	n/a
Other expense, net	(125)	(378)	(433)	253	55	(67)	(13)
Total other income (expense), net	$(1,327)	$3,594	$(3,211)	$(4,921)	$6,805	(137)%	(212)%
Interest expense, net
The Company recognized interest expense of $754,000, $1.8 million and $2.9 million in 2019, 2018 and 2017, respectively, primarily related to its term loans and capital leases, including the amortization of deferred financing costs. The decrease in interest expense in 2019, compared to 2018, was primarily due to a decrease in term loan debt resulting from the Company's $6.0 million principal balance repayment in July 2018 on the $10.0 million credit agreement with ESW Holdings, Inc., and resulting from the Company's $4.0 million remaining principal balance payment which the Company paid on November 12, 2019.
The decrease in interest expense in 2018, compared to 2017, was primary due to the inclusion in 2017 of expense related to the accelerated amortization of deferred financing costs in connection with a modification to the Company's term loan agreement on November 6, 2017 with Hale Capital Partners, LP. At that time the Company commenced a plan to refinance the term loan, which it completed upon the closing of its $10.0 million credit agreement with ESW Holdings, Inc. on January 12, 2018. As a result of the loan modification, the Company recognized $1.6 million of interest expense for the amortization of deferred financing costs through December 31, 2017, resulting in unamortized debt discount and debt issuance costs of $395,000 as of December 31, 2017. The balance of unamortized deferred financing costs was amortized in 2018 during the year-to-date period ending January 12, 2018, to coincide with the extinguishment of the term note under the Hale credit agreement.

Change in fair value of warrant liability
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2019. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During 2019, 2018 and 2017, the Company recorded a non-cash gain (loss) from the change in fair value of the warrant liability of $(141,000), $368,000 and $74,000, respectively. The gain (loss) for each year resulted from changes in inputs for the Company’s stock price, expected volatility, expected life and risk-free interest rates, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable, along with management's assumptions including the probability and timing of certain events, such as a change in control or future equity offerings.
Gain on sale of BriefCam, Ltd.
As of December 31, 2017, the Company held an investment reported in other assets, non-current, totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. (BriefCam), a privately-held Israeli company that develops video synopsis technology to augment security and surveillance systems to facilitate review of surveillance video. On May 7, 2018, BriefCam, Canon Inc. (Canon), and the shareholders of BriefCam, including the Company, entered into a stock purchase agreement by which Canon would acquire all of the outstanding shares of BriefCam. On July 3, 2018, BriefCam announced that Canon had completed its acquisition of BriefCam and, on July 6, 2018, the Company received $9.7 million from the closing proceeds for its shares of BriefCam, as well as received $100,000 on October 31, 2018 following the satisfaction of a contingency, resulting in a gain on sale of $6.6 million during 2018. Additionally, during 2019, the Company recognized a gain of $41,000 related to the release of cash from escrow in connection with the sale.
Loss on extinguishment of debt
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
On November 12, 2019, the Company paid the remaining $4.8 million due on its outstanding term loan from ESW Holdings, Inc. The payment was comprised of principal of $4.0 million and accrued interest of $528,000 for the period July 19, 2018 to the payment date of November 12, 2019. The Company used a portion of the $8.2 million in net proceeds from the issuance of common stock on November 7, 2019 to fund the payment. The Company determined that the payment of principal constituted an extinguishment of debt and, as such, recognized a $348,000 loss related to the write down of $98,000 of unamortized debt discount and issuance costs and recognition of a $250,000 prepayment fee upon payment of the remaining term loan balance.

Other expense, net
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and effective May 1, 2018 ceased using a portion of its leased space, subsequently making it available for occupancy by a sublessee. The Company entered into a sublease agreement having a term beginning May 1, 2018 and extending through January 2023. Accordingly, the Company recorded a liability at fair value of $224,000 for the future contractual lease payments, net of expected sublease receipts. Included in other expense, net, for 2018 is the loss related to the leasing-related exit activity of $177,000, which is net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity. On January 17, 2019, the Company terminated the sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's head lease agreement to relinquish to the lessor, and be relieved of future lease payments for, the previously sublet space, effective March 1, 2019.
During 2017, the Company determined that a portion of its leased space in London, England was no longer needed and, in December 2017, ceased using the unneeded space, subsequently making it available for occupancy by a sublessee. Also in December 2017, the Company entered into a sublease agreement, having a term beginning January 1, 2018 and extending through September 2019, and received the first year’s sublease payment of $122,000. The Company recorded a loss related to the exit activity of $72,000, which is included in other income (expense), net, for the year ended December 31, 2017.
Other expense, net, also includes net losses on foreign currency transactions of $260,000, $55,000 and $356,000 in 2019, 2018 and 2017, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $194,000 and $358,000 for the years ended December 31, 2019 and 2017, respectively, and net income tax expense was $298,000 for the year ended December 31, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The Tax Act establishes new tax laws affecting 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 34% to 21%, repeal of the corporate AMT system, limitations on the deductibility of interest expense and executive compensation, and changes to net operating loss carryforward rules. The Tax Act also includes various international provisions, including a one-time deemed mandatory repatriation of accumulated foreign earnings and a new tax referred to as Global Intangible Low-Tax Income (GILTI). For further discussion of the Tax Act and its impact on the Company's consolidated financial statements, see Note 11–"Income Taxes" of the accompanying consolidated financial statements. All future impacts of future issued guidance will be appropriately accounted for in the period in which the law is enacted.
The net income tax benefit for 2019 was impacted by the tax benefit for refundable research credits from United Kingdom operations. The net income tax expense for 2018 was impacted by an increase in reserves for unrecognized tax benefits, partially offset by a tax benefit for refundable research credits from United Kingdom operations. Income tax benefit for 2017 is primarily attributable to provisional estimates recorded as a result of the Tax Act and to research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$10,639	$8,636
Working capital	$829	$865
Financing obligations	$240	$209
Term loan	—	3,431
Financing obligations and term loan	$240	$3,640
The Company expects it will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, as well as any cash flows that may be generated from current operations.

At December 31, 2019, the Company had aggregate positive working capital of $829,000, down $36,000 from working capital of $865,000 at December 31, 2018. Working capital includes current deferred revenue of $10.1 million and $9.7 million at December 31, 2019 and 2018, respectively. The primary contributor to the change in working capital was a $2.0 million increase in cash and cash equivalents resulting from $8.2 million of net proceeds from the issuance of common stock in November 2019, offset by a payment of $4.8 million for principal, accrued interest and prepayment fee on the Company's term loan with ESW Holdings, Inc., as well as a $5.3 million operating loss for the year ended December 31, 2019.
The term loan balance of $3.4 million as of December 31, 2018 consisted of the carrying value of the Company's term loan credit agreement with ESW Holdings, Inc. as lender and administrative agent, dated January 12, 2018. On November 12, 2019, the Company paid the outstanding balance due on the term loan. The payment was comprised of principal of $4.0 million, accrued interest of $528,000 for the period July 19, 2018 to the payment date of November 12, 2019, and prepayment fee of $250,000. The Company used a portion of the $8.2 million in net proceeds from the issuance of common stock, as described in Note 6–"Stockholders Equity" of the accompanying consolidated financial statements to fund the payment.
Financing obligations of $240,000 as of December 31, 2019 consist of capital leases related to the acquisition of computer and network equipment and furniture and other financing obligations.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. In addition, the Company expects cash flows to be negatively impacted in the first quarter 2020 by approximately $0.6 million in professional fees, costs and other expenses associated with the Merger Agreement that was signed on February 11, 2020 and the Company anticipates additional transaction related expenses in future quarters. See Part I – Item 1A – Risk Factors – Risks Relating to the Merger. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $2.8 million as of December 31, 2019. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant as a result of the Tax Act.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flows from (used in):
Operating activities	$(1,538)	$(2,843)	$(2,012)
Investing activities	(127)	9,651	(24)
Financing activities	3,602	(5,743)	(747)
Effect of exchange rate changes on cash	66	(119)	109
Net change in cash and cash equivalents	$2,003	$946	$(2,674)
Operating activities
Net cash used in operating activities was $1.5 million for 2019 compared to $2.8 million in 2018. The change in operating cash flows for 2019 as compared to 2018 was impacted by changes in operating assets and liabilities, including the favorable impacts of changes in receivables and accounts payable and other accrued liabilities, offset by unfavorable changes in contract assets and accrued compensation.
Investing activities
Net cash provided by investing activities from the sale of the Company's investment in BriefCam totaled $41,000 in 2019 compared to $9.8 million in 2018. Net cash used in investing activities for the purchases of property and equipment totaled $168,000 in 2019 compared to $127,000 in 2018.
Financing activities
Financing activities provided net cash of $3.6 million in 2019, primarily consisting $8.2 million in net proceeds from the issuance of common stock, partially offset by cash used for payments on the Company's term note, capital leases and other financing obligations. During 2019, financing cash outflows included a principal payment of $4.0 million, accrued interest of

$528,000 for the period July 19, 2018 to the payment date of November 12, 2019, and prepayment fee of $250,000 on the outstanding term loan with ESW Holdings, Inc. Additionally, during 2019, the Company made principal payments of $320,000 on capital leases and other financing obligations.
Financing activities used net cash of $5.7 million in 2018, primarily consisting of a principal payment of $6.0 million on the outstanding term loan with ESW Holdings, Inc., principal payments of $402,000 on capital leases and other financing obligations, a principal payment on the term loan credit agreement (Hale credit agreement) with HCP-FVD, LLC as lender and Hale Capital Partners, LP as administrative agent, of $8.0 million and a prepayment fee of $800,000, offset by $10.0 million in proceeds from the term loan with ESW Holdings in January 2018, a portion of which was used to repay the term loan under the Hale credit agreement. Financing activities used net cash of $747,000 during 2017, primarily consisting of cash used for payments on financing obligations of $505,000 and payments for fees to amend the Hale credit agreement of $225,000.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the Company's Merger Agreement with Synacor, Inc., the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
The Company did not declare or pay any dividends during the years ended December 31, 2019, 2018 and 2017. Under the Company's Merger Agreement with Synacor, Inc., the Company is prohibited from making dividends, distributions or payments on its capital stock.
Contractual Obligations. The following table summarizes the Company's contractual cash obligations at December 31, 2019, and the net effect such obligations are expected to have on liquidity and cash flow in future periods. Some of the amounts included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts the Company will actually pay in future periods may vary from those reflected in the table.

(In thousands)	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$764	$712	$672	$294	$114	$—	$2,556
Capital leases and other financing obligations (1)	91	80	5	—	—	—	176
Purchase obligations (2)	524	124	70	—	—	—	718
Income tax liabilities under ASC 740 (3)	—	—	—	—	—	—	—
Total contractual cash obligations	$1,379	$916	$747	$294	$114	$—	$3,450
_________________________________________________

(1)	Amounts include principal and interest.

(2)
Purchase obligations include all commitments to purchase goods or services that meet one or both of the following criteria: (1) they are non-cancellable or (2) the Company must make specified minimum payments even if it does not take delivery of the contracted products or services. If the obligation is non-cancellable, the entire value of the contract is included in the table.

(3)
The Company does not currently expect any income tax liabilities accrued under ASC 740 as of December 31, 2019 to be paid to the applicable tax authorities in 2020. The full balance of unrecognized tax benefits under ASC 740 of $1.8 million at December 31, 2019, has been excluded from the above table as the period of payment or reversal cannot be reasonably estimated. This amount is before reduction for deferred federal benefits of uncertain tax positions and also excludes potential interest and penalties.

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted
For information about our recently adopted accounting standards and recently issued accounting standards not yet adopted, see Note 1 of the accompanying Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial Statements

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Qumu Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Qumu Corporation and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company's auditor since 2019.
Minneapolis, Minnesota
March 6, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Qumu Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Qumu Corporation and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.
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
/s/ KPMG LLP
We served as the Company’s auditor from 1989 to 2018.
Minneapolis, Minnesota
March 15, 2019

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$10,639	$8,636
Receivables, net	4,586	6,278
Contract assets	1,089	485
Income tax receivable	338	327
Prepaid expenses and other current assets	1,981	2,192
Total current assets	18,633	17,918
Property and equipment, net	596	545
Right of use assets – operating leases	1,746	—
Intangible assets, net	3,075	4,247
Goodwill	7,203	6,971
Deferred income taxes, non-current	21	55
Other assets, non-current	442	544
Total assets	$31,716	$30,280
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,816	$2,838
Accrued compensation	1,165	1,548
Operating lease liabilities	587	—
Deferred revenue	10,140	9,672
Deferred rent	—	45
Financing obligations	157	152
Warrant liability	2,939	2,798
Total current liabilities	17,804	17,053
Long-term liabilities:
Deferred revenue, non-current	1,449	1,672
Income taxes payable, non-current	585	563
Deferred tax liability, non-current	—	2
Operating lease liabilities, non-current	1,587	—
Deferred rent, non-current	—	302
Financing obligations, non-current	83	57
Term loan, non-current	—	3,431
Other non-current liabilities	—	195
Total long-term liabilities	3,704	6,222
Total liabilities	21,508	23,275
Commitments and contingencies (Note 4 and Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 13,553,409 and 9,624,060, respectively	136	96
Additional paid-in capital	78,061	69,072
Accumulated deficit	(65,128)	(58,875)
Accumulated other comprehensive loss	(2,861)	(3,288)
Total stockholders’ equity	10,208	7,005
Total liabilities and stockholders’ equity	$31,716	$30,280
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Software licenses and appliances	$4,903	$5,814	$5,982
Service	20,459	19,199	22,185
Total revenues	25,362	25,013	28,167
Cost of revenues:
Software licenses and appliances	1,911	2,277	2,407
Service	5,148	6,216	7,855
Total cost of revenues	7,059	8,493	10,262
Gross profit	18,303	16,520	17,905
Operating expenses:
Research and development	7,360	7,013	7,279
Sales and marketing	8,709	8,394	10,026
General and administrative	6,787	7,122	8,567
Amortization of purchased intangibles	757	904	904
Total operating expenses	23,613	23,433	26,776
Operating loss	(5,310)	(6,913)	(8,871)
Other income (expense):
Interest expense, net	(754)	(1,809)	(2,852)
Decrease (increase) in fair value of warrant liability	(141)	368	74
Gain on sale of BriefCam, Ltd.	41	6,602	—
Loss on extinguishment of debt	(348)	(1,189)	—
Other expense, net	(125)	(378)	(433)
Total other income (expense), net	(1,327)	3,594	(3,211)
Loss before income taxes	(6,637)	(3,319)	(12,082)
Income tax expense (benefit)	(194)	298	(358)
Net loss	$(6,443)	$(3,617)	$(11,724)

Net loss per share – basic:
Net loss per share – basic	$(0.62)	$(0.38)	$(1.25)
Weighted average shares outstanding – basic	10,395	9,499	9,347
Net loss per share – diluted:
Loss attributable to common shareholders	$(6,548)	$(3,778)	$(11,724)
Net loss per share – diluted	$(0.63)	$(0.39)	$(1.25)
Weighted average shares outstanding – diluted	10,414	9,606	9,347
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(6,443)	$(3,617)	$(11,724)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	427	(543)	1,167
Total other comprehensive income (loss)	427	(543)	1,167
Total comprehensive loss	$(6,016)	$(4,160)	$(10,557)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2016	9,227	$92	$66,864	$(44,473)	$(3,907)	18,576
Net loss	—	—	—	(11,724)	—	(11,724)
Other comprehensive income, net of taxes	—	—	—	—	1,167	1,167
Issuance of stock under employee stock plan, net of forfeitures	144	2	(2)	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(6)	—	(17)	—	—	(17)
Stock-based compensation	—	—	1,190	—	—	1,190
Balance at December 31, 2017	9,365	$94	$68,035	$(56,197)	$(2,740)	$9,192
Adoption of ASC Topic 606	—	—	—	939	(5)	934
Net loss	—	—	—	(3,617)	—	(3,617)
Other comprehensive income, net of taxes	—	—	—	—	(543)	(543)
Issuance of stock under employee stock plan, net of forfeitures	277	2	(12)	—	—	(10)
Redemption of stock related to tax withholdings on employee stock plan issuances	(18)	—	(33)	—	—	(33)
Stock-based compensation	—	—	1,082	—	—	1,082
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(6,443)	—	(6,443)
Other comprehensive income, net of taxes	—	—	—	—	427	427
Issuance of common stock, net of issuance costs	3,652	37	8,164	—	—	8,201
Issuance of stock under employee stock plan, net of forfeitures	304	3	43	—	—	46
Redemption of stock related to tax withholdings on employee stock plan issuances	(27)	—	(75)	—	—	(75)
Stock-based compensation	—	—	857	—	—	857
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(6,443)	$(3,617)	$(11,724)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization	1,526	2,366	3,045
Stock-based compensation	857	1,082	1,190
Accretion of debt discount and issuance costs	471	1,321	2,013
Gain on sale of BriefCam, Ltd.	(41)	(6,602)	—
Loss on debt extinguishment	348	1,189	—
Gain on lease modification	(21)	—	—
Loss on lease contract termination	—	177	72
Increase (decrease) in fair value of warrant liability	141	(368)	(74)
Deferred income taxes	31	(131)	(166)
Changes in operating assets and liabilities:
Receivables	1,720	(786)	2,101
Contract assets	(604)	65	—
Income taxes receivable / payable	13	375	167
Prepaid expenses and other assets	522	449	1,166
Accounts payable and other accrued liabilities	174	(1,196)	1,656
Accrued compensation	(389)	(263)	(574)
Deferred revenue	181	3,092	(573)
Deferred rent	—	(144)	(311)
Other non-current liabilities	(24)	148	—
Net cash used in operating activities	(1,538)	(2,843)	(2,012)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	41	9,778	—
Purchases of property and equipment	(168)	(127)	(24)
Net cash provided by (used in) investing activities	(127)	9,651	(24)
Financing activities:
Proceeds from common stock issuance	8,201	—	—
Proceeds from issuance of common stock under employee stock plans	46	—	—
Proceeds from term loan and warrant issuance	—	10,000	—
Principal payments on term loans	(4,000)	(14,000)	—
Payments for term loan, warrant issuance and debt extinguishment costs	(250)	(1,308)	(225)
Principal payments on financing obligations	(320)	(402)	(505)
Common stock repurchases to settle employee tax withholding liability	(75)	(33)	(17)
Net cash provided by (used in) financing activities	3,602	(5,743)	(747)
Effect of exchange rate changes on cash	66	(119)	109
Net increase (decrease) in cash and cash equivalents	2,003	946	(2,674)
Cash and cash equivalents, beginning of year	8,636	7,690	10,364
Cash and cash equivalents, end of year	$10,639	$8,636	$7,690

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosures
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosures of net cash paid (received) during the year:
Income taxes	$(293)	$52	$(190)
Interest	$546	$505	$853
Non-cash investing and financing activities:
Financing obligations related to prepaid expenses and other assets	$203	$264	$73
Financing obligations related to property and equipment	$148	$97	$—
Term loan debt issuance costs included in accrued liabilities	$—	$—	$800

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
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, for which the current carrying amounts approximate fair market values based on quoted market prices or net asset value; warrant liabilities, for which the fair value of $2.9 million at December 31, 2019 is based on the Company's estimates of assumptions that market participants would use in pricing the liabilities.
Revenue Recognition
The Company adopted ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services. An individual sale can range from a single year agreement for thousands of dollars to a multi-year agreement for over a million dollars.
The Company follows a five-step model to assess each sale to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time.
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
The Company's on-premise term software licenses and technical support for its on-premise term software licenses are distinct from each other. As a result, the software license is recognized upon transfer of control, which is at fulfillment. The revenue allocable to technical support is recognized ratably over the non-cancellable committed term of the agreement.
Other items relating to charges collected from customers include reimbursable expenses, shipping and handling charges and sales taxes charges. Charges collected from customers as part of the Company's sales transactions are included in revenues and the associated costs are included in cost of revenues. Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.
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
Deferred Sales Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancellable customer contracts and commission clawback provisions in the Company's sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $380,000 and $527,000 at December 31, 2019 and 2018, respectively. Deferred commission costs in other assets, non-current were $138,000 and $33,000 at December 31, 2019 and 2018, respectively. The Company recognized commissions expense of $1.9 million and $1.3 million during the years ended December 31, 2019 and 2018, respectively.
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
Changes to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2019	2018	2017
Balance at beginning of year	$61	$21	$34
Write-offs	(6)	—	(11)
Change in provision	(10)	40	(2)
Balance at end of year	$45	$61	$21

Inventories
Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company records provisions for potential excess, obsolete and slow-moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. Inventory included in prepaid expenses and other current assets was $350,000 and $191,000 as of December 31, 2019 and 2018, respectively.
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
Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2019, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired. See Note 3–"Intangible Assets and Goodwill."
Leases
The Company is a lessee in several non-cancellable operating leases, primarily for office space, and finance leases, for certain IT equipment. Beginning January 1, 2019, the Company accounts for leases in accordance with ASU 2016-02, Leases, and the related amendments (collectively, "Topic 842"). The Company determines if an arrangement is or contains a lease at contract inception and recognizes a right of use (ROU) asset and a lease liability at the lease commencement date.
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and at the same date as for operating leases, and is subsequently measured at amortized cost using the effective interest method.
Key estimates and judgments in accounting for leases under Topic 842 include how the Company determines the discount rate it uses to discount the unpaid lease payments to present value, lease term and lease payments.

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
Derivatives Liability
In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2019. The warrant issued in conjunction with the October 21, 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 12, 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, the Company issued a warrant to a sales partner, iStudy Co., Ltd., for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. The Company accounts for the warrants, which are derivative financial instruments, as a current liability based upon the characteristics and provisions of the instruments. The warrants were determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreements, to receive cash payment or other consideration at the option of the holder in lieu of the Company's common shares. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability. See Note 14–"Subsequent Event" for a discussion of the Company's merger agreement with Synacor, Inc., which impacts the cash settlement feature of the Hale warrant and ESW warrant.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
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
Research and Development Costs
Costs related to research, design and development of products are expensed to research and development as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company uses the working model approach to determine technological feasibility. The Company’s products are released soon after technological feasibility has been established. As a result, the Company has not capitalized any software development costs because such costs have not been significant.
Royalties for Third-Party Technology
Royalties for third-party technology are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalties are generally expensed to cost of revenue at the greater of a rate based on the contractual or estimated term or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Each quarter, the Company evaluates the expected future realization of its prepaid royalties, as well as any minimum commitments not yet paid to determine amounts it deems unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to general and administrative expense, and any impairments or losses determined post-launch are charged to cost of revenue. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
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
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income (expense). The net losses on foreign currency transactions for the years ended December 31, 2019, 2018 and 2017 were $260,000, $55,000 and $356,000, respectively, and are included in other income (expense) in the consolidated statements of operations.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting both the numerator (net loss) and the denominator (weighted-average number of shares outstanding), giving effect to all potentially dilutive common shares from warrants. The treasury stock method is used for computing potentially dilutive common shares. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with the net number of shares assumed to be issued added to the denominator. In addition, the numerator is adjusted to exclude the changes in the fair value of the dilutive warrants that are classified as a liability but may be settled in shares. For the years ended December 31, 2019 and 2018, the Company reported diluted net loss, as the impact of excluding the warrant income and related potentially dilutive shares was dilutive. Basic and diluted net loss per common share was the same for the year ended December 31, 2017 as the impact of all potentially dilutive securities outstanding was anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and items defined as other comprehensive income, such as unrealized gains and losses on foreign currency translation adjustments. Such items are reported in the consolidated statements of comprehensive income (loss).
Recently Adopted Accounting Standards
Leases (Topic 842)
On January 1, 2019, the Company adopted ASU 2016-02, Leases, and the related amendments (collectively, "Topic 842"), using the modified retrospective transition approach as of the effective date. The comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance.
In addition, the Company elected the package of practical expedients, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not adopt the hindsight practical expedient, and therefore continues to utilize lease terms determined under pre-Topic 842 lease guidance.
As a result of adopting Topic 842, the Company recognized additional operating lease liabilities of $1.9 million (of which $759,000 was current and $1.1 million was non-current) and corresponding ROU assets of $1.4 million as of January 1, 2019. Additionally, upon adoption of this standard, the Company recognized a cumulative-effect adjustment to accumulated deficit of $190,000, net of taxes, as of January 1, 2019. The new lease guidance did not have a material impact on the Company's consolidated statements of operations or cash flows or compliance with debt covenants. For additional information regarding the Company's leases, see Note 4–"Commitments and Contingencies."
The cumulative effect of the changes made to the Company's January 1, 2019 consolidated balance sheet from the modified retrospective adoption of Topic 842 is as follows (in thousands):

	December 31, 2018	Adjustments	January 1, 2019
Assets:
Property and equipment	$545	$124	$669
Right of use assets – operating leases	—	1,367	1,367
Liabilities:
Accounts payable and other accrued liabilities	$2,838	$(211)	$2,627
Operating lease liabilities	—	759	759
Deferred rent	45	(45)	—
Operating lease liabilities, non-current	—	1,100	1,100
Deferred rent, non-current	302	(302)	—
Stockholders’ equity:
Accumulated deficit	$(58,875)	$190	$(58,685)

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

Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax) which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The ASU is effective for fiscal years beginning after December 15, 2020, and will be applied either retrospectively or prospectively based upon the applicable amendments. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements.
2) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Computer, network equipment and furniture	$2,381	$2,565
Leasehold improvements	735	789
Total property and equipment	3,116	3,354
Less accumulated depreciation and amortization	(2,520)	(2,809)
Total property and equipment, net	$596	$545
Depreciation and amortization expense associated with property and equipment was $314,000, $438,000 and $944,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
3) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	December 31, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,878	$8,135	$2,182	$15,195
Accumulated amortization	(3,293)	(7,741)	(1,086)	(12,120)
Net identifiable intangible assets	$1,585	$394	$1,096	$3,075

	December 31, 2018
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,818	$8,023	$2,180	$15,021
Accumulated amortization	(2,721)	(7,110)	(943)	(10,774)
Net identifiable intangible assets	$2,097	$913	$1,237	$4,247

Amortization expense of intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Amortization expense associated with the developed technology included in cost of revenues	$455	$1,024	$1,197
Amortization expense associated with other acquired intangible assets included in operating expenses	757	904	904
Total amortization expense	$1,212	$1,928	$2,101
The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

Year Ending December 31,
2020	$955
2021	741
2022	545
2023	304
2024	141
Thereafter	389
Total	$3,075
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.2 million at December 31, 2019 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of December 31, 2019, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.
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
During the year ended December 31, 2019, the Company commenced leases for office space in London, United Kingdom and Hyderabad, India.
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

The components of lease cost were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$526
Finance lease cost:
Amortization of right of use assets	106
Interest on lease liabilities	11
Total finance cost	117
Total lease cost	$643
The Company's ROU assets and lease liabilities were reported in the consolidated balance sheet as follows (in thousands):

Leases	Classification on Balance Sheet	December 31, 2019
Assets
Operating	Right of use assets – operating leases	$1,746
Finance	Property and equipment	130
Total lease assets		$1,876
Liabilities
Current
Operating	Operating lease liabilities	$587
Finance	Financing obligations	83
Non-current
Operating	Operating lease liabilities, non-current	1,587
Finance	Financing obligations, non-current	83
Total lease liabilities		$2,340

Other information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$432
Financing cash flow from finance leases	77
ROU assets obtained in exchange for new lease obligations
Finance leases	$148
Weighted-average remaining lease term:
Operating leases	3.8 years
Finance leases	2.0 years
Weighted-average discount rate:
Operating leases	10.0%
Finance leases	6.2%
Future payments used in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases
2020	$764	$91
2021	712	80
2022	672	5
2023	294	—
2024	114	—
Thereafter	—	—
Total undiscounted lease payments	2,556	176
Less amount representing interest	(382)	(10)
Present value of lease liabilities	$2,174	$166

Subleases
The Company determined that it had excess capacity at its Minneapolis, Minnesota headquarters and its London, United Kingdom office and effective May 1, 2018 and December 31, 2017, respectively, ceased using portions of its leased spaces, subsequently making them available for occupancy by sublessees. The Company also recorded losses related to the exit activities of $177,000 (net of adjustments for the derecognition of leasehold improvement and deferred rent balances related to the exit activity) and $72,000, which are included in other income (expense) for the years ended December 31, 2018 and 2017, respectively.
The Minneapolis sublease agreement had a term beginning May 2018 and extending through January 2023. On January 17, 2019, the Company terminated the Minneapolis sublease agreement, effective February 15, 2019, and contemporaneously modified the Company's primary lease agreement to relinquish the sublet space to the lessor, and be relieved of future lease payments for the previously sublet space, effective March 1, 2019. Upon modification of the Minneapolis lease agreement, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's consolidated statement of operations for the year ended December 31, 2019. The London sublease agreement had a term beginning January 2018 and extending through September 2019. Prior to the adoption of Topic 842 on January 1, 2019, the Company accounted for the above subleases under guidance for exit and disposal activities (ASC 420). As such, the Company carried a lease contract termination liability of $218,000 as of December 31, 2018, representing the liability at fair value for the future contractual lease payments, net of expected sublease receipts.
A reconciliation of the beginning and ending contract termination obligation balances is as follows (in thousands):

	London, England	Minneapolis, Minnesota	Total
Contract termination obligation, January 1, 2017	$—	$—	$—
Lease termination costs incurred	72	—	72
Sublease payment received	122	—	122
Contract termination obligation, December 31, 2017	194	—	194
Lease termination costs incurred	—	224	224
Accretion expense	14	19	33
Payments on obligations	(189)	(40)	(229)
Change in currency exchange rate	(4)	—	(4)
Contract termination obligation, December 31, 2018	15	203	218
Adjustment and reclassification upon adoption of Topic 842 (see Note 1)	(15)	(203)	(218)
Contract termination obligation, December 31, 2019	$—	$—	$—
The contract termination obligation is included in other accrued liabilities in the Company's consolidated balance sheets.
Sublease income from the Company's subleases was $105,000 and $160,000 for the years ended December 31, 2019 and 2018. No sublease income was recognized for the year ended December 31, 2017.
Term Loan
The Company's term loan, which was paid in full during the year ended December 31, 2019, is reported in the consolidated balance sheets as follows (in thousands):

	December 31,
	2019	2018
Term loan, remaining principal balance	$—	$4,000
Unamortized original issue discount	—	(481)
Unamortized debt issuance costs	—	(88)
Term loan	$—	$3,431
Credit Agreement – ESW Holdings, Inc.
On January 12, 2018, the Company and its wholly-owned subsidiary, Qumu, Inc., entered into a term loan credit agreement (the “ESW credit agreement”) with ESW Holdings, Inc. as lender and administrative agent pursuant to which the Company borrowed $10.0 million in the form of a term loan. Proceeds from the ESW credit agreement were used to pay the remaining outstanding balance of $8.0 million on its previous term loan plus a 10% prepayment fee of $800,000 on January 12, 2018. On

November 12, 2019, the Company paid the remaining outstanding principal, accrued interest and prepayment fee on the ESW credit agreement as explained below.
Interest on the term loan accrued and compounded monthly at a variable rate per annum equal to the prime rate plus 4.0%. In conjunction with this debt financing, the Company issued a warrant for the purchase of up to 925,000 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2019. See Note 5–"Fair Value Measurements" and Note 14–"Subsequent Event" for further discussion of the warrant.
On July 19, 2018, the Company paid $6.5 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $6.0 million and accrued interest of $463,000 for the period January 12, 2018 to the payment date of July 19, 2018. The Company used a portion of the $9.8 million in net proceeds from the sale of its investment in BriefCam, Ltd. (see Note 10–"Sale of Investment in Software Company") to fund the prepayment. The Company determined that the prepayment of principal constituted a partial extinguishment of debt and, as such, recognized a $1.2 million loss related to the write down of unamortized debt discount and issuance costs.
On November 12, 2019, the Company paid the remaining $4.8 million due on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $4.0 million, accrued interest of $528,000 for the period July 19, 2018 to the payment date of November 12, 2019, and prepayment fee of $250,000. The Company used a portion of the $8.2 million in net proceeds from the issuance of common stock, as described in Note 6–"Stockholders Equity" to fund the payment. The Company recognized a $348,000 loss on debt extinguishment related to the write down of $98,000 of unamortized debt discount and issuance costs and recognition of a $250,000 prepayment fee upon payment of the remaining term loan balance.
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

In conjunction with the debt financings completed in October 2016 and January 2018, the Company issued two warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company's common stock, which remained unexercised and outstanding at December 31, 2019. The warrant issued in conjunction with the October 2016 debt financing (Hale warrant) for the purchase of up to 314,286 shares of the Company's common stock expires on October 21, 2026, has an exercise price of $2.80 per share and is transferable. The warrant issued in conjunction with the January 2018 debt financing (ESW warrant) for the purchase of up to 925,000 shares of the Company's common stock expires on January 12, 2028, has an exercise price of $1.96 per share and is transferable. Additionally, on August 31, 2018, the Company issued a warrant to a sales partner, iStudy Co., Ltd., (iStudy warrant) for the purchase of up to 100,000 shares of the Company's common stock; the warrant expires on August 31, 2028, has an exercise price of $2.43 per share and is transferable. The Hale warrant and ESW warrant contain a cash settlement feature upon the occurrence of a certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the dates of issuance was recorded in the Company’s consolidated balance sheets as a liability. See Note 14–"Subsequent Event" for a discussion of the Company's merger agreement with Synacor, Inc., which impacts the cash settlement feature of the Hale warrant and ESW warrant.
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. During 2019, 2018 and 2017, the Company recorded a non-cash gain (loss) from the change in fair value of the warrant liability of $(141,000), $368,000 and $74,000, respectively. The gain (loss) for each year resulted from changes in inputs for the Company’s stock price, expected volatility, expected life and risk-free interest rates, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable, along with management's assumptions including the probability and timing of certain events, such as a change in control or future equity offerings.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability. The Company's evaluation of the probability and timing of a change in control or future equity offering represents an unobservable input that may shorten or lengthen the expected life assumption input of the option pricing model, and may increase or decrease the discounted value of the minimum cash payment component of the warrant liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2019 and 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,149	$—	$—	$2,149
Derivative warrant liability - Hale warrant	645	—	—	645
Derivative warrant liability - iStudy	145	—	—	145
Derivative warrant liability	$2,939	$—	$—	$2,939

		Fair Value Measurements Using
	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,015	$—	$—	$2,015
Derivative warrant liability - Hale warrant	750	—	—	750
Derivative warrant liability - iStudy	33	—	—	33
Derivative warrant liability	$2,798	$—	$—	$2,798

The Company classified the warrant liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangements. The following table represents a rollforward of the fair value of the Level 3 instruments (significant unobservable inputs):

Balance at December 31, 2018	$2,798
Change in fair value	141
Balance at December 31, 2019	$2,939

6) Stockholders' Equity
Common Stock Offering
On November 7, 2019, the Company completed a public equity offering, selling a total of 3,652,000 shares of common stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $8.2 million. A portion of the net proceeds from this offering to were used to repay the $4.8 million of outstanding principal, accrued interest and prepayment fee under the Company's term loan credit agreement with ESW Holdings, Inc. on November 12, 2019. The Company intends to use the $3.4 million of remaining net proceeds from this offering for working capital and general corporate purposes.
Common Stock Repurchase Program
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company repurchased no shares under the share repurchase program during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, there were 778,365 shares available under the Board authorizations. Under the Company's Merger Agreement with Synacor, Inc. described in Note 14–"Subsequent Event," the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
7) Revenue
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
Term software licenses
The Company's term software licenses differ from perpetual software licenses in that the customer's right to use the licensed product has a termination date. Term software licenses are recognized upon transfer of control, which is typically at fulfillment, resulting in up-front revenue recognition. The Company categorizes revenue from term software licenses as subscription, maintenance and support revenue in service revenues. Payments are generally received quarterly or annually in equal or near equal installments over the term of the agreement.
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

	Year Ended December 31,
	2019	2018	2017
Software licenses and appliances	$4,903	$5,814	$5,982
Service
Subscription, maintenance and support	18,249	17,132	19,374
Professional services and other	2,210	2,067	2,811
Total service	20,459	19,199	22,185
Total revenues	$25,362	$25,013	$28,167

	Year Ended December 31,
	2019	2018	2017
North America	$16,588	$16,639	$20,494
Europe	7,527	6,453	6,914
Asia	1,247	1,921	759
Total	$25,362	$25,013	$28,167

Substantially all revenue from North America is sourced from customers in the United States. The Company has determined that reporting non-domestic revenue by country is not practicable.
Significant Judgments
The Company's contracts with customers typically contain promises to transfer multiple products and services to a customer. Judgment is required to determine whether each product and/or service is considered to be a distinct performance obligation that should be accounted for separately under the contract. The Company allocates the transaction price to the distinct performance obligations based on relative standalone selling price (“SSP”). The Company estimates SSP by maximizing use of observable prices such as the prices charged to customers on a standalone basis, established prices lists, contractually stated prices, profit margins and other entity-specific factors, or by using information such as market conditions and other observable inputs. However, the selling prices of its software licenses and cloud-hosted SaaS arrangements are highly variable. Thus, the Company estimates SSP for software licenses and cloud-hosted SaaS arrangements using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.
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
The Company’s balances for contract assets totaled $1.1 million and $485,000 as of December 31, 2019 and 2018, respectively. The Company’s balances for contract liabilities, which are included in current and non-current deferred revenue, totaled $11.6 million and $11.3 million as of December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, the Company recognized $9.7 million of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.3 million as of December 31, 2019, of which the Company expects to recognize $11.3 million of revenue over the next 12 months and the remainder thereafter. During the years ended December 31, 2019 and 2018, no revenue was recognized from performance obligations satisfied in previous periods.
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
8) Stock-Based Compensation
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock to certain key employees, non-employee directors and service providers. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. As of December 31, 2019, there were 3,230,320 shares authorized under the 2007 Plan, of which 604,950 were available for future grant.

The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$331	$326	$366
Restricted stock and restricted stock units	521	566	765
Performance stock units	5	190	59
Total stock-based compensation costs	$857	$1,082	$1,190
Stock-based compensation cost included in:
Cost of revenues	$26	$34	$39
Operating expenses	831	1,048	1,151
Total stock-based compensation costs	$857	$1,082	$1,190
As of December 31, 2019, compensation expense of $578,000 related to non-vested option awards was not yet recognized and is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2019, compensation expense of $468,000 related to non-vested shares and restricted share unit awards was not yet recognized and is expected to be recognized over a weighted-average period 2.2 years.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Year Ended December 31,
	2019	2018	2017
Expected life of options in years	4.70 - 4.75	4.54 - 4.75	4.75
Risk-free interest rate	1.8% - 2.5%	2.6% - 2.9%	1.7% - 2.0%
Expected volatility	69.7% - 73.6%	69.6% - 70.5%	64.2% - 66.2%
Expected dividend yield	—%	—%	—%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. The Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore it uses the simplified method for determining the expected life of stock options granted to employees in 2019, 2018 and 2017, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.

A summary of share option activity is presented in the table below (in thousands, except per share data):

(In thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2016	1,508	$7.03
Granted	165	2.16
Exercised	—	—
Canceled	(385)	7.81
Options outstanding at December 31, 2017	1,288	6.18
Granted	758	2.24
Exercised	—	—
Canceled	(604)	7.60
Options outstanding at December 31, 2018	1,442	3.51
Granted	39	3.11
Exercised	(40)	2.55
Canceled	(381)	5.20
Options outstanding at December 31, 2019	1,060	2.93	4.6	$275
Total vested and expected to vest as of December 31, 2019	1,060	2.93	4.6	$275
Options exercisable as of:
December 31, 2017	838	$7.85
December 31, 2018	572	5.29
December 31, 2019	540	3.51	3.9	$92
________________________________________________________________

(1)	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
Other information pertaining to options is as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Fair value of options granted	$71	$982	$193
Per share weighted average fair value of options granted	$1.83	$1.30	$1.17
Total intrinsic value of stock options exercised	$55	$—	$—
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

A summary of restricted stock and restricted stock units activity is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	190	$7.13
Granted	213	2.44
Vested	(146)	5.67
Canceled	(39)	5.21
Nonvested at December 31, 2017	218	3.87
Granted	279	2.17
Vested	(186)	3.66
Canceled	(3)	14.78
Nonvested at December 31, 2018	308	2.38
Granted	230	3.16
Vested	(198)	2.53
Canceled	(31)	2.25
Nonvested at December 31, 2019	309	$2.87
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$3.16	$2.17	$2.44
Total fair value of restricted stock and restricted stock units vested	$749	$377	$392
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
A summary of performance stock units activity is presented in the table below (in thousands):

	Number of Units
	2018 Performance Stock Units	2017 Performance Stock Units	Total Performance Stock Units
Nonvested at December 31, 2016	—	—	—
Granted	—	166	166
Vested	—	—	—
Canceled	—	(26)	(26)
Nonvested at December 31, 2017	—	140	140
Granted	169	—	169
Vested	—	(116)	(116)
Canceled	(21)	(24)	(45)
Nonvested at December 31, 2018	148	—	148
Granted	—	—	—
Vested	(98)	—	(98)
Canceled	(9)	—	(9)
Nonvested at December 31, 2019	41	—	41
In settlement of the vested 2018 Performance Stock Units, during 2019 the Company issued 98,492 shares of restricted stock, which was equal to the number of vested 2018 Performance Stock Units multiplied by the performance goals achievement of 100.0%. At December 31, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 Performance Stock Units that subject to vesting upon the achievement of performance goals for the performance period of January 1, 2019 to

December 31, 2019. The 2018 Performance Stock Units were canceled on February 10, 2020 upon determination by the Compensation Committee of the Company's Board of Directors that the performance metric for the 2019 performance period was not achieved.
The 2017 Performance Stock Units consisted of 140,493 units outstanding as of December 31, 2017, of which 116,168 vested during 2018. In settlement of the vested 2017 Performance Stock Units, during 2018 the Company issued 25,726 shares upon vesting, which was equal to the number of 2017 Performance Stock Units vested multiplied by the weighted percentage achievement of the performance goals for the 2017 Incentive Plan of approximately 22.1%. With the vesting and settlement of the 2017 Performance Stock Units in shares, the 2017 Performance Stock Units terminated.
9) 401(K) Savings Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation. The Company matches a percentage of employees’ contributions. Matching contributions totaled $296,000, $281,000 and $343,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
10) Sale of Investment in Software Company
As of December 31, 2017, the Company held an investment reported in other assets, non-current, totaling $3.1 million in convertible preferred stock of BriefCam, Ltd. ("BriefCam"), a privately-held Israeli company. During 2018, Canon Inc. (“Canon”) acquired all of the outstanding shares of BriefCam and the Company received $9.7 million from the closing proceeds for its shares of BriefCam, as well as received $100,000 following the satisfaction of a contingency, resulting in a gain on sale of $6.6 million during the year ended December 31, 2018. Additionally, during the year ended December 31, 2019, the Company recognized a gain of $41,000 related to the release of cash from escrow in connection with the sale.
Prior to its sale, the investment did not have a readily determinable fair value and was recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer and is included in other non-current assets. The Company's ownership interest was less than 20%. From the date of the Company's adoption of ASU 2016-01, Financial Instruments – Overall, on January 1, 2018 to the sale of BriefCam, there were no observable price changes or impairments related to the Company’s non-marketable investment in the equity security. The gain on sale was taxable in the U.S. and was offset for federal income tax purposes by current or prior-year tax losses but was subject to applicable state income taxes. The gain on sale was not taxable in Israel.
11) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Loss before income taxes:
Domestic	$(5,466)	$(1,631)	$(11,524)
Foreign	(1,171)	(1,688)	(558)
Total loss before income taxes	$(6,637)	$(3,319)	$(12,082)
The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$—	$(8)	$(175)
State	17	591	35
Foreign	(246)	(314)	(211)
Total current	(229)	269	(351)
Deferred:
U.S. Federal	—	—	—
State	8	11	(12)
Foreign	27	18	5
Total deferred	35	29	(7)
Total provision for income tax expense (benefit)	$(194)	$298	$(358)

Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 21% in both 2019 and 2018, and 34% in 2017, to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expected income tax benefit	$(1,393)	$(697)	$(4,107)
Federal R&D credit	(54)	(32)	(24)
Refundable AMT credit	—	(12)	(172)
Effect of deferred rate change	—	8	11,851
Foreign tax	27	38	(87)
Non-deductible stock issuance costs	3	85	186
Foreign unremitted earnings	—	130	(20)
Change in valuation allowance	1,379	408	(7,764)
State income taxes, net of federal tax effect	(219)	455	(306)
Other, net	63	(85)	85
Total provision for income tax expense (benefit)	$(194)	$298	$(358)
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Inventory provisions and uniform capitalization	$—	$1
Accounts receivable allowances	8	13
Non-qualified stock option and restricted stock expense	220	184
Deferred revenue	218	101
Lease liabilities	290	—
Loss and credit carryforwards of U.S. subsidiary	24,717	24,101
Loss carryforward of foreign subsidiaries	145	283
Excess interest expense	496	298
Other accruals and reserves	101	169
Total deferred tax assets before valuation allowance	26,195	25,150
Less valuation allowance	(25,406)	(24,153)
Total deferred tax assets	$789	$997
Deferred tax liabilities:
Acquired intangibles	$(465)	$(901)
Right of use assets	(207)	—
Fixed assets	(26)	3
Other	(70)	(46)
Total deferred tax liabilities	$(768)	$(944)
Total net deferred tax assets	$21	$53
As of December 31, 2019, the Company had $89.2 million of net operating loss carryforwards for U.S. federal tax purposes and $66.2 million of net operating loss carryforwards for various states. The loss carryforwards for state tax purposes will expire between 2020 and 2038 if not utilized. At December 31, 2019, $85.8 million of federal net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2018), expire in years 2022 through 2037, and federal net operating loss of $3.4 million generated since 2018 can be carryforward indefinitely and utilization is limited to 80% of taxable income. The net operating loss expiration related to the state income tax returns that the Company files varies by state.
As of December 31, 2019, the Company had federal and state research and development credit carryforwards of $3.3 million, net of Section 383 limitations, which will begin to expire in 2022 if not utilized.
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
The Company assessed that the valuation allowance against its U.S. deferred tax assets is still appropriate as of December 31, 2019 and 2018, based on the consideration of all available positive and negative evidence, using the “more likely than not” standard required by ASC 740, Income Taxes. During 2019 the U.K. shifted from a net deferred tax liability to net deferred tax asset position. As such, the Company no longer believes that it is more likely than not that the future results of the operations in the U.K. will generate sufficient taxable income to utilize the deferred tax assets. As of December 31, 2019, a full valuation allowance has been applied against its U.K. deferred tax assets. As of December 31, 2019, the Company had a cumulative foreign tax loss carryforward of $2.0 million in the U.K. This amount can be carried forward indefinitely. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. Many of the new elements of the Tax Act became effective during 2018, including limitations on the deductibility of interest expense, limitations on executive compensation, as well as international provisions. The Company has considered and incorporated the new provisions into its tax calculations. Such provisions included in the Tax Act did not significantly impact the Company in 2019 and 2018, due to the full valuation allowance on deferred tax assets.
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
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented in the table below (in thousands):

	Year Ended December 31,
	2019	2018
Gross unrecognized tax benefits at beginning of year	$1,724	$1,136
Increases related to:
Prior year income tax positions	7	2
Current year income tax positions	49	586
Gross unrecognized tax benefits at end of year	$1,780	$1,724
Included in the balance of unrecognized tax benefits at December 31, 2019 are potential benefits of $585,000 that, if recognized, would affect the effective tax rate. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2019 will change significantly by December 31, 2020.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $28,000 and $5,600 on a gross basis at December 31, 2019 and 2018, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions amounted to net tax expense of $22,000 and $4,200 in 2019 and 2018, respectively.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2019, the Company was no longer subject to income tax examinations for taxable years before 2017 in the case of U.S. federal taxing authorities, and taxable years generally before 2015 in the case of major state and local taxing jurisdictions.

12) Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss per share – basic
Net loss	$(6,443)	$(3,617)	$(11,724)
Weighted average shares outstanding – basic	10,395	9,499	9,347
Net loss per share – basic	$(0.62)	$(0.38)	$(1.25)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(6,443)	$(3,617)	$(11,724)
Numerator effect of dilutive securities
Warrants	(105)	(161)	—
Loss attributable to common shareholders	$(6,548)	$(3,778)	$(11,724)
Weighted averages shares outstanding – diluted:
Weighted average shares outstanding – basic	10,395	9,499	9,347
Denominator effect of dilutive securities
Warrants	19	107	—
Weighted average shares outstanding – diluted	10,414	9,606	9,347
Net loss per share – diluted	$(0.63)	$(0.39)	$(1.25)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Stock options	1,299	1,273
Warrants	1,025	348
Restricted stock units	124	150
Total anti-dilutive	2,448	1,771
13) Significant Customers and Geographic Data
One customer accounting for more than 10% of the Company’s total revenue is as follows (in thousands):

	Year Ended December 31,
Revenues	2019	2018	2017
Customer A	*	*	$4,945
_________________________________________________
* No customer exceeded 10% of total revenue
Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
Accounts Receivable	2019	2018
Customer B	*	$841
Customer C	$677	$782
Customer D	*	$692
Customer E	$550	*
Customer F	$471	*
_________________________________________________
* Accounts receivable balance did not exceed 10%

Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2019	2018
United States	$442	$515
United Kingdom	96	30
India	58	—
Total	$596	$545
14) Subsequent Event
On February 11, 2020, Qumu entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) for a proposed “merger of equals” transaction with Synacor, Inc. (“Synacor”), and Quantum Merger Sub I, Inc., a direct, wholly owned subsidiary of Synacor (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the conditions in the Merger Agreement, Merger Sub will merge with and into Qumu (the “Merger”), with Qumu surviving the Merger as a wholly owned subsidiary of Synacor. At the effective time of the Merger, by virtue of the Merger and without any action on the part of Synacor, Qumu, Merger Sub or any holder of any of the securities of Synacor, Qumu or Merger Sub, each share of common stock of Qumu issued and outstanding immediately prior to the effective time (other than the shares that are owned by Qumu, Synacor or Merger Sub) will be converted into the right to receive 1.61 newly issued shares of common stock of Synacor.
Immediately prior to the effective time, each currently outstanding Qumu restricted stock award, restricted stock unit and stock option (the “Qumu Stock Awards”) will become fully vested and any restrictions or risk of forfeiture will lapse. Any Qumu Common Stock required to be issued to the holder of such Qumu Stock Award following such acceleration of vesting or lapse of restrictions shall be deemed to be issued and outstanding as of immediately prior to the effective time and converted into the right to receive Synacor Common Stock at the exchange ratio.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time, each currently outstanding Qumu stock option will terminate and be cancelled, with the holder thereof becoming entitled to receive, on the date on which the effective time occurs, an amount in cash, without interest and subject to applicable withholding, equal to: (i) the excess, if any, of (A) the last reported sales price on Nasdaq of one share of Qumu Common Stock on the Closing Date over (B) the exercise price per share of Qumu Common Stock subject to such Qumu stock option multiplied by (ii) the number of shares of Qumu Common Stock subject to such Qumu stock option at the effective time. However, if the exercise price of such Qumu stock option is equal to or greater than the last reported sales price on Nasdaq on such date, such Qumu stock option will terminate and be cancelled without any consideration being payable in respect thereof.
At the effective time, by virtue of the Merger and without necessity of any further action, each Qumu equity award that is granted on or after February 11, 2020, is held by a then current service provider of Qumu and is outstanding immediately prior to the effective time will be assumed by Synacor as specified in the Merger Agreement.
The consummation of the Merger is subject to customary closing conditions, including, among others, the approval of the Merger Agreement by Qumu shareholders and the approval of the issuance of shares of Synacor common stock pursuant to the Merger Agreement by the Synacor stockholders. The parties expect the Merger will be completed in the second quarter of calendar year 2020.
The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on February 11, 2020. In addition, see Part I – Item 1A – Risk Factors – Risks Relating to the Merger.
In connection with the Merger, each holder of a warrant will have the right to receive, upon exercise of the warrant, 1.61 newly issued shares of common stock of Synacor for each share of Qumu common stock then issuable upon such exercise of the warrant. Alternatively, the ESW warrant and Hale warrant each provide that at the request of the holder, Qumu must purchase the warrant from such holder for a purchase price, payable in cash, equal to the greater of the original issuance value in respect of the remaining unexercised portion of the warrant and the Black-Scholes value of the remaining unexercised portion of the warrant through the date of the consummation of the Merger as determined in accordance the warrant. The original issuance value of the ESW warrant is $1,936,535 and the original issuance value of the Hale warrant is $915,389. The iStudy warrant holder has no right to require a cash purchase of the warrant and the portion of the iStudy warrant not exercised prior to the closing of the Merger will expire at the time of the closing of the Merger. The rights of the holders of the ESW warrant and the Hale warrant to exercise the warrants will expire at the closing of the Merger and any cash purchase price must be paid within five trading days of the request that Qumu purchase the warrant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, Vernon J. Hanzlik, and our Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of December 31, 2019. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
Based on our assessment and those criteria, management believes that the Company's internal control over financial reporting was effective as of December 31, 2019.

c)	Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 3, 2020, the Company’s Compensation Committee approved a retention agreement between the Company and David G. Ristow, the Company’s Chief Financial Officer.  Under the retention agreement, Mr. Ristow will be paid a stay bonus of $54,000 if he remains employed through July 31, 2020 or if he is terminated without cause prior to July 31, 2020, subject to Mr. Ristow’s delivery of release of claims against the Company. If Mr. Ristow resigns or is terminated for cause before July 31, 2020, the Company is not obligated to pay the $54,000 stay bonus to Mr. Ristow. The foregoing description of retention agreement does not purport to be complete and is qualified in its entirety by reference to the retention agreement dated March 3, 2020, which is filed herewith as Exhibit 10.11 and is incorporated by reference herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
Set forth below are the biographies of each director, as well as a discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that such person should serve as a director of Qumu:
Vern Hanzlik, age 62, was promoted to Chief Executive Officer and was elected as a director on October 19, 2015. Prior to becoming our Chief Executive Officer, Mr. Hanzlik served as President since December 12, 2014 and as Executive Vice President since March 13, 2014. Mr. Hanzlik joined us in November 2012 as a Senior Vice President and as General Manager, Qumu. From February 2011 to November 2012, Mr. Hanzlik was President, EMEA and member of the Board of TEAM Informatics, a global enterprise solutions and technology company. From December 2006 to February 2010, Mr. Hanzlik was the Chief Marketing Officer of Sajan, Inc., a privately held company, and from February 2010 until January 2011, also served as the Chief Marketing Officer of Sajan’s successor company by merger, publicly-held Sajan, Inc. (OTC: SAJA), a provider of global language translation services, software localization and cloud-based translation management software. Mr. Hanzlik also served as President of Sajan Software Ltd., a subsidiary of Sajan, from June 2009 to January 2011. Mr. Hanzlik was a co-founder of Stellent, Inc., which was a publicly-held provider of content and document management software and services located in Eden Prairie, Minnesota, until it was acquired by Oracle Corporation in 2006. While with Stellent, Inc., he most recently served as Executive Vice President of Compliance and Strategic Alliances from January 2004 to February 2006. Additionally, Mr. Hanzlik served as Stellent’s President and Chief Executive Officer and as a director of Stellent from 2001 to 2003. Mr. Hanzlik served as a director of pre-merger Sajan, Inc. from April 2006 to February 2010 and as a director of post-merger Sajan, Inc. from February 2010 to January 2011. Mr. Hanzlik also currently serves on the board of directors for Savigent Software, Inc., a provider of event-driven manufacturing operations management software.
Mr. Hanzlik’s role as our Chief Executive Officer gives him unique insights as a director into our challenges, opportunities and operations, as well as helps ensure a strong alignment between the board’s directives and management’s execution of these directives. Mr. Hanzlik has demonstrated executive leadership abilities, as well as a strong background in creating, communicating, executing and sustaining strategic initiatives in the software industry.
Robert F. Olson, age 63, has been a director of Qumu since January 7, 2012 and serves as Chair of the Board. He also serves on the Compensation Committee and Governance Committee. Since February 2010, Mr. Olson has owned and operated a winery in California. From December 2008 until its sale in July 2012, Mr. Olson was the Chairman and primary investor in Swift Knowledge, LLC, a business analytics software company focused on the banking and finance markets. In 1991, Mr. Olson founded Stellent, Inc., an enterprise content management software company that was publicly-traded until it was sold to Oracle Corporation in 2006. Mr. Olson served as Stellent’s Chief Executive Officer from October 2000 to July 2001 and as its President and Chief Executive Officer from 1990 to October 2000 and from April 2003 until it was sold.
Mr. Olson’s previous work experience, particularly as the Chief Executive Officer of Stellent, Inc., contributes to the Board’s understanding of the development and management of growing technology companies, particularly as we continue to expand into growing areas of technology.
Mary E. Chowning, age 58, was appointed as a director of Qumu on October 31, 2019 and serves on the Audit Committee. In 2002, Ms. Chowning founded and is currently the managing partner at Colonnade Consulting LLC, a provider of board advisory, strategy, operational, and consulting services to mid-sized companies across a variety of industries. She served in various positions with Metagenics, Inc., a developer and manufacturer of nutrition and lifestyle medicines, from January 2012 to January 2016, including Interim Chief Executive Officer from December 2014 to December 2015 and Chief Operating Officer from February 2013 to January 2016. Ms. Chowning also served as President and Chief Operating Officer from 2010 to 2011 and as Interim Chief Financial Officer from 2009 to 2010 of McCue Corporation, a manufacturer of asset protection systems. Ms. Chowning served as Chief Financial Officer of X-Rite Inc., a leading manufacturer of color and management products and solutions, from 2003 to 2008. Ms. Chowning holds a Bachelor of Arts degree in Business Economics from the University of California and is a Certified Public Accountant (California, inactive). Ms. Chowning currently serves on the Board of Directors of Gunnar Optiks LLC, a producer of treated protective eyewear, Chicago Scenic Studio, Inc., a design/build studio of immersive exhibit experiences, and the Granville & Erline Walker Scholarship Foundation.
Ms. Chowning contributes to the Board with the range and depth of her director and executive-level management experience, having served in multiple chief executive officer, chief financial officer and chief operating officer roles. Ms. Chowning is also an audit committee financial expert as that term is defined under the rules of the Securities and Exchange Commission.

Neil E. Cox, age 70, has been a director of Qumu since December 19, 2017, serves as a member on the Audit and Compensation Committees, and is Chair of the Governance Committee. Since July 2010, Mr. Cox has been the President and CEO of Repio, Inc., which provides a software platform that enables users to take control of their online information and image. He also serves as a Senior Technology & Telecom Advisor to XMS Capital Partners, an independent financial services firm providing M&A and corporate advisory services. From May 2006 to March 2010, Mr. Cox held roles with Qwest Communications International, Inc. (NYSE: Q until its acquisition in 2010 by CenturyLink, Inc.). From September 2008 to March 2010, he served as the Executive Vice President of Qwest Communications International, with responsibility for business development, product development and IT. From 2004 to 2006, Mr. Cox was a Venture Partner at MK Capital, which invests in emerging technologies and application software. From March 2001 to September 2004, Mr. Cox served as Executive Vice President for the telecommunications sector at Science Applications International Corporation (NYSE: SAIC), a science, engineering and technology applications company. In August 2015, Mr. Cox was appointed by the U.S. Secretary of Commerce to be on the board of directors of First Responder Network Authority (FirstNet.gov), which will build the world’s first wireless network for first responders. Mr. Cox also chairs the technology committee of the FirstNet board.
Mr. Cox contributes to the Board through his strong background in executive-level management and deep level of operational experience, particularly with the development and growth of new communications technologies.
Daniel R. Fishback, age 58, was appointed as a director of Qumu on December 11, 2013 and is Chair of the Compensation Committee. From 2001 to 2013, Mr. Fishback was the President and Chief Executive Officer of DemandTec, Inc., a provider of a cloud-based collaborative optimization network for retailers and consumer products companies. DemandTec was acquired in 2012 by International Business Machines Corporation (NYSE: IBM). From January 2000 to March 2001, Mr. Fishback served as Vice President of Channels for Ariba, Inc., a provider of solutions to help companies manage their corporate spending. Since January 2017, Mr. Fishback has served on the board of directors of Teradata Corp. (NYSE: TDC). He also currently serves on the board of directors for private companies Conversica Inc., User Zoom Inc., Prevedère, Inc., Sight Machine and Moogsoft, Inc., as well as the non-profit foundation Fishback Family Foundation. Mr. Fishback previously served on the board of directors of SPS Commerce, Inc. (Nasdaq: SPSC), a software company providing cloud-based on-demand supply chain management solutions, from March 2011 to May 2012.
Mr. Fishback brings to the Board strong leadership skills developed as an executive of several companies in the software industry and in-depth knowledge of the software industry. Mr. Fishback is also an audit committee financial expert as that term is defined under the rules of the Securities and Exchange Commission.
Edward Horowitz, age 72, was appointed as a director of Qumu on October 31, 2019 and serves on the Governance Committee. He is currently chairman of EdsLink LLC, a New York City based venture capital firm, which he founded in 2000. He served as co-CEO of Encompass Digital Media, a global operator of satellite teleports and digital content management from and on its board. Mr. Horowitz also served as President and Chief Executive Officer of SES AMERICOM, a market-leading satellite operator. He also served as Executive VP of Advanced Development at Citigroup, focused on delivering financial services via the internet and was the founder and chairman of e-Citi. Prior to joining Citigroup, Mr. Horowitz was SVP of Viacom Inc., a producer of entertainment media, and a member of its operating committee. Currently, Mr. Horowitz serves as chairman of the board of the First Responder Network Authority (FirstNet.gov), which will build the world’s first wireless network for first responders, and was initially appointed by the U.S. Secretary of Commerce in August 2015. He also currently serves on the boards of PT Link Net, a provider of cable television and high speed broadband internet services in Indonesia, and the non-profit New York Hall of Science. Mr. Horowitz served as the chair of the board of directors of FairPoint Communications (Nasdaq: FRP), a public communication services company, from January 2011 to its sale in July 2017.
Mr. Horowitz's qualifications to serve on the Board of Directors include his breadth of leadership experience in the communications industry, as well as his current and past service on the boards of other companies.
Kenan Lucas, age 35, was appointed as a director of Qumu on December 19, 2017 and is Chair of the Audit Committee. Mr. Lucas joined Harbert Discovery Fund in August 2014 and currently serves as Managing Director and Portfolio Manager of the Harbert Discovery Fund. The Discovery Fund seeks to generate long-term capital growth primarily through investments in small and microcap stocks in the U.S. and Canada. From 2012 to 2014, Mr. Lucas earned an MBA from the Darden School of Business at the University of Virginia, where he received the Faculty Award for Academic Excellence. From to August 2010 to August 2012, Mr. Lucas was an associate at Swander Pace Capital, a middle-market private equity firm, and focused on mergers and acquisitions and corporate finance transactions and consulted with portfolio companies on strategy, growth initiatives, and corporate financing options. From 2007 to June 2010, Mr. Lucas was an analyst at Cowen and Company, a middle-market investment bank, where he advised companies on sell-side transactions and strategic alternatives. Since January 2018, Mr. Lucas has served on the board of directors of Streamline Health Solutions, Inc. (Nasdaq: STRM), a provider of integrated solutions, technology-enabled services and analytics supporting revenue cycle optimization for healthcare enterprises.

Mr. Lucas brings to the Board and the Company significant experience in equity capital markets, evaluating financing options, assessing corporate strategy, and considering other strategic alternatives. He also contributes to the Board through his perspective as our largest shareholder.
Information Regarding Executive Officers
Set forth below is biographical and other information for our current executive officers. Information about Vern Hanzlik, our President and Chief Executive Officer, may be found above in this Annual Report on Form 10-K under the heading “Information Regarding Directors.”
David G. Ristow, age 49, was hired as our Chief Financial Officer on December 15, 2017 after serving as our interim Chief Financial Officer on a consulting basis from November 7, 2017. From April 2017 until November 2017, Mr. Ristow acted as Chief Financial Officer of Ascent Solutions, a consulting company delivering cybersecurity, cloud, IT strategy, and infrastructure enablement services. From July 2016 to April 2017, Mr. Ristow acted as Chief Financial Officer for eGrowcery, an international e-commerce software business. From January 2016 to June 2016, Mr. Ristow acted as the Chief Financial Officer of Noribachi, a manufacturer of high output commercial lighting solutions operating on an Internet Of Things platform. From 2012 to 2016, Mr. Ristow acted as Chief Financial Officer of portfolio companies and Director of Investments for Eurovestech Plc. From 2007 to 2012, Mr. Ristow acted as Chief Financial Officer of KSS Retail, an international software business providing price optimization solutions to retailers throughout the world, which was sold in January 2010. Mr. Ristow has a B.S. in Accounting from the University of Southern California and began his finance career with Deloitte. Mr. Ristow is a licensed Certified Public Accountant (inactive status), member of the CGMA and veteran of the USMC.
There is no family relationship among any of our directors or our executive officers.
Code of Ethics
We have adopted a code of ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. This code of ethics is included in our Code of Ethics and Business Conduct which is publicly available by following the link to the Corporate Governance page of the Investors section of our website: www.qumu.com/en/investor-relations/corporate-governance. To the extent permitted, we intend to disclose any amendments to, or waivers from, the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions or with respect to the required elements of the code of ethics on the page of our website identified above.
Audit Committee and Audit Committee Financial Expert
The Audit Committee assists the Board by reviewing the integrity of our financial reporting processes and controls; the qualifications, independence and performance of the independent auditors; and compliance by us with certain legal and regulatory requirements. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews our annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including our critical accounting policies, significant changes in our selection or application of accounting principles and our internal control processes. Under its charter, the Audit Committee exercises oversight of significant risks relating to financial reporting and internal control over financial reporting, including discussing these risks with management and the independent auditor and assessing the steps management has taken to minimize these risks. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor.
Based upon a review of the education, experience and other qualifications of each member of our Audit Committee serving in 2019, Mr. Fishback and Ms. Chowning each meets the Securities and Exchange Commission definition of an “audit committee financial expert.” The members of the Audit Committee also meet the Nasdaq Stock Market requirements regarding the financial sophistication and the financial literacy of members of the audit committee.
ITEM 11. EXECUTIVE COMPENSATION
Explanation of Compensation
The following describes our compensation objectives and policies as applied to the following executive officers who are referred to in this proxy statement as the named executive officers:

•	Vern Hanzlik, who served as President and Chief Executive Officer in 2019; and

•	David G. Ristow, who served as Chief Financial Officer in 2019.

Our Compensation Philosophy
Our philosophy with respect to the compensation of executive officers is based upon the following principles:

•	Executive base compensation levels should be established by comparison of job responsibility to similar positions in comparable companies and be adequate to retain highly-qualified personnel; and

•
Variable compensation should be established by comparison of job responsibility to similar positions in comparable companies and be adequate to retain highly-qualified personnel and should provide incentives to improve performance and shareholder value.

The Compensation Committee reviews compensation philosophy and programs regularly (no less than annually). The Compensation Committee’s review is two-fold: first, to ensure our philosophy and programs meet our objectives of providing compensation that attracts and retains executive talent and encourages our executive officers to achieve our business goals and second, to identify changes and trends in executive compensation policies and practices that may be applicable to Qumu.
2019 Compensation Elements and Determinations
The Compensation Committee followed the guiding principles outlined above in the development and administration of compensation programs for the named executive officers. During 2019, the components of our executive compensation programs consisted of the following:

•	Base salary;

•	Short-term incentive compensation delivered through the 2019 Company Bonus Plan, the annual cash incentive plan for 2019; and

•	Long-term equity compensation.
The named executive officers were also eligible to participate in the same benefit programs as were available to our other employees. Because the Compensation Committee does not believe that personal benefits or perquisites are appropriate as a significant element of compensation, the value of perks to any named executive officer was less than $10,000 in 2019.
In addition to selecting the components of compensation, the Compensation Committee also determined the relative weight of each component for each of the named executive officers. Performance-based, variable compensation is intended to be a meaningful portion of overall compensation. For 2019, the Compensation Committee continued its practice of weighting this type of compensation more heavily than fixed compensation, such as base salary. For 2019, the Compensation Committee emphasized performance-based, variable compensation both through the 2019 Company Bonus Plan and through the performance goals determined by the Compensation Committee for 2019 that were set as part of the 2018 grant of performance stock units.
Annually, our Governance Committee establishes and oversees a process for the evaluation of the performance of the Chief Executive Officer by the whole Board, including a self-assessment by the Chief Executive Officer. The Compensation Committee then considers the results of that performance review in determining compensation of the Chief Executive Officer.
In determining 2019 compensation for the named executive officers, the Compensation Committee also considered compensation information, as disclosed in proxy statements and other publicly available sources, of certain other companies the Compensation Committee determined to be comparable based upon factors such as headquarters location, industry, revenue, and number of employees. The Compensation Committee also reviewed updated compensation and surveys, reports and other market data against which it measured the competitiveness of our compensation programs for 2019.
While the Compensation Committee viewed the 50th percentile of the peer group as a key data point for the various elements of compensation in 2019, the Compensation Committee also considered experience, scope of position, individual performance, competitiveness and retention, our financial performance and position, our share price and market capitalization, and other factors when positioning elements of compensation to executive officers within the peer group. In general, each element of our compensation programs as compared to benchmark peer group companies is between the 25th and 50th percentile.
Historically, the Compensation Committee has typically considered the following factors in addition to the information set forth above to determining the value of long-term equity incentive compensation: (i) previously made grants to the executive officer; (ii) progress toward meeting our stock ownership guidelines; (iii) the type of equity award and the standard terms of that type of award; (iv) our historical grant practices; (v) the potential cash compensation to the executive officer; and (vi) the position of the executive officer to ensure that those in positions of increased responsibility have an opportunity to receive a correspondingly larger portion of the overall value of long-term equity compensation for the year. The Compensation Committee also incorporated into the 2019 performance stock unit awards multiple financial performance goals, a two-year performance period of 2018 and 2019 and an additional one-year service period requirement for any shares earned, in order to further extend the long-term incentives provided by these awards and further align pay with performance.
2019 Base Salaries
On February 27, 2019, the Compensation Committee determined to increase the annual base salaries of Mr. Hanzlik and Mr. Ristow to $350,000 and $300,000, respectively, effective January 1, 2019. These increases were based upon the Compensation Committee’s review of the compensation information described above. Mr. Hanzlik’s annual base salary for 2018 was $390,800, reflecting the higher cost of living while he resided in California, but would have been $308,800 on an unadjusted basis. Effective January 1, 2019, the Compensation Committee discontinued any cost of living adjustment to Mr. Hanzlik’s base salary. Mr. Ristow’s annual base salary for 2018 was $275,000.
2019 Company Bonus Plan
On February 27, 2019, the Compensation Committee adopted the 2019 Company Bonus Plan and set the cash incentive pay opportunities under the 2019 Company Bonus Plan for our eligible employees including our executive officers, Messrs. Hanzlik and Ristow.
Under the 2019 Company Bonus Plan, the Compensation Committee determined target amounts of three performance goals for 2019: annual revenue, adjusted EBITDA and customer retention percentage, which were each weighted one-third. Revenue was to be determined in conformity with U.S. generally accepted accounting principles. Adjusted EBITDA was defined as our net income (loss) excluding items related to interest income and expense, the impact of income-based taxes, depreciation and amortization, stock-based compensation, change in fair value of warrant liability, foreign currency gains and losses, the 2019 Company Bonus Plan amounts, and other non-operating income and expenses. The Compensation Committee retained the discretion to include or exclude items from each of the performance goals and to determine the achievement of the performance goals for the purposes of calculating incentive pay under the 2019 Company Bonus Plan.
Under the 2019 Company Bonus Plan, the target level of achievement was also the minimum level of achievement such that achievement of a performance goal at less than target level would result in no incentive pay with respect to that performance goal. Achievement of a performance goal at greater than target level would result in proportionately increasing incentive pay relating to that performance goal. However, under the 2019 Company Bonus Plan, the maximum incentive pay that may be earned by an executive officer would not exceed 150% of his incentive pay at the target level, even if actual performance exceeds the maximum level for any or all performance goals.
For each participant in the 2019 Company Bonus Plan, the incentive pay opportunity was determined by the participant’s base salary multiplied by that participant’s target incentive pay percentage. For Messrs. Hanzlik and Ristow, the target incentive pay percentages were set by the Compensation Committee at 100% and 50%, respectively. The annual incentive pay opportunity of each participant, including the executive officers, was required to be pro-rated on a weighted average with all 2019 Company Bonus Plan participants based upon the aggregate pool such that the aggregate amount of incentive pay under the 2019 Company Bonus Plan would not exceed the aggregate pool as determined by the Compensation Committee.
A participant in the 2019 Company Bonus Plan, including an executive officer, must have been employed by us as of December 31, 2019 and as of the payment date in order to receive any incentive pay under the 2019 Company Bonus Plan unless otherwise provided in our letter agreement with Messrs. Hanzlik and Ristow relating to severance and change in control benefits. Additionally, all incentive payments are subject to “clawback” to the extent required by federal law and the 2007 Second Amended and Restated Stock Incentive Plan (the “2007 Plan”).
Effective February 10, 2020, the Compensation Committee determined that $614,510 was the pool available under the 2019 Company Bonus Plan for payment of cash incentive pay to all eligible employees, including the executive officers, based upon achievement of the renewal performance goal. The Compensation Committee determined that the performance goals relating to revenue and adjusted EBITDA were not met. After applying the proration for base salary and target bonus percentages applicable to the 2019 Company Bonus Plan, Messrs. Hanzlik and Ristow received $136,990 and $58,710, respectively, under the 2019 Company Bonus Plan.
2019 Equity Awards
Pursuant to the offer letter with Mr. Ristow, we granted Mr. Ristow a seven-year non-qualified stock option to purchase 150,000 shares of our common stock and an award of 30,000 shares of restricted stock. The option has an exercise price equal to the fair market value of our common stock as of the grant date and vests with respect to 25% of the shares underlying the option on the first four anniversaries of the hire date. The restrictions on the restricted stock award will lapse with respect to 25% of the shares underlying the award on the first four anniversaries of the hire date. The stock option award and restricted stock award were granted under the 2007 Plan. In accordance with our policy regarding the granting of equity-based compensation awards, the grant date for the equity awards to Mr. Ristow was May 15, 2018, the first day of the next open window period.
Under our policy regarding the granting of equity-based compensation awards, annual equity awards to executive officer and non-executive officer employees will be approved by the Compensation Committee at a regularly scheduled meeting at which the Compensation Committee determines incentive compensation for the immediately completed year and the compensation program for executive officers for the current year, typically scheduled in February of each year. In accordance with this aspect of our policy, the Compensation Committee approved the award of an aggregate of 168,500 performance stock units to our executive officers and members of senior management under the 2007 Plan on March 23, 2018. The Compensation Committee approved an award to Messrs. Hanzlik and Ristow of 50,000 performance stock units and 30,274 performance stock units, respectively. In accordance with our policy regarding the granting of equity-based compensation awards, the grant date for the performance stock unit awards was May 15, 2018, the first day of the next open window period. The performance stock units represented a contractual right to receive shares of our common stock upon the achievement of performance goals. Two-thirds of each award of performance stock units vested based upon achievement of performance goals relating to 2018 revenue and renewal retention percentage, weighted equally. One-third of each award of performance stock units vested based upon achievement of a performance goal relating to 2019 free cash flow from operations. In settlement of the performance stock units, we issued the number of shares equal to the number of performance stock units for that performance period multiplied by the total percentage achievement of the performance goals for that performance period. The Compensation Committee determined achievement of the performance goals following the end of the performance period and retained the discretion to include or exclude items from any of the performance goals. The shares issued were restricted from transfer for a period of 364 days following issuance. The performance stock unit award and the restricted shares were subject to forfeiture for termination of employment for any reason. Upon a change of control, the performance stock units and the restricted shares vest in full and any restrictions lapse. Additionally, the awards are subject to “clawback” to the extent required by federal law and the 2007 Plan.
Effective March 5, 2019, the Compensation Committee determined the achievement of performance goals for the 2018 performance period under the performance stock units approved by the Compensation Committee on March 23, 2018. The Compensation Committee determined that the percentage achievement of the performance goals for the 2018 performance period was 100% resulting in the vesting of two-thirds of each outstanding performance stock unit award. Accordingly, of the 50,000 performance stock units issued to Mr. Hanzlik and of the 30,274 performance stock units issued to Mr. Ristow, we issued 33,333 shares and 20,182 shares, respectively, in settlement of their performance stock units on March 5, 2019. As provided in and subject to the terms of the award agreements, the shares issued will be restricted from transfer for a period of 364 days following issuance and are subject to forfeiture for termination of employment. Effective February 10, 2020, the Compensation Committee determined the achievement of the performance goal for the 2019 performance period under the performance stock units approved by the Compensation Committee on March 23, 2018. The Compensation Committee determined that the performance goal for the 2019 performance period was not met and accordingly, the outstanding performance stock units were forfeited to the Company without payment of any consideration therefor as of February 10, 2020. Accordingly, as of February 10, 2020, none of the performance stock unit awards were outstanding.
In order to motivate and retaining personnel, the Compensation Committee pulled forward the 2019 annual grants to December 10, 2018, and, on that date, granted stock options and restricted stock to executive and non-executive officer employees under the 2007 Plan. On December 10, 2018, the Compensation Committee granted Mr. Hanzlik 37,500 shares of restricted stock and a stock option to purchase 75,000 shares of our common stock and the Compensation Committee granted Mr. Ristow 25,000 shares of restricted stock and a stock option to purchase 50,000 shares of our common stock. Like the other awards granted under the 2007 Plan, each option has an exercise price equal to the fair market value of our common stock as of the grant date, each option vests with respect to 25% of the shares underlying the option on the first four anniversaries of the date of grant, and the restrictions on the restricted stock award will lapse with respect to 25% of the shares underlying award on the first four anniversaries of date of grant.
All stock options granted in 2019 have an exercise price of the fair market value of our common stock on the date of grant. The date of grant is determined under the 2007 Plan by reference to the closing market price of our common stock on the date the Compensation Committee meets (or takes action in writing in lieu of meeting) and determines the award recipient, the number of shares underlying stock option awards and the other material terms of the stock option grant, or such future date specified as the grant date by the Compensation Committee when all material terms of the stock option grant are determined.

Our policy is to grant equity awards at a time that Qumu’s directors and executive officers are not in possession of material, non-public information and during the periods of time that trading would be permitted under our trading policy, which is referred to above as an “open window period.”
Consideration of 2019 Say-on-Pay Vote
The say-on-pay proposal presented at the 2019 Annual Meeting of Shareholders received approximately 84% approval by our shareholders. We continue to seek out and welcome feedback from shareholders relating to our compensation programs and practices. Based upon the 2019 Annual Meeting say-on-pay vote and the feedback subsequent to the 2019 Annual Meeting, we believe that shareholders support our efforts to strengthen the connection between executive pay and performance.
Consideration of Risk in Compensation
The Compensation Committee believes that promoting the creation of long-term value discourages behavior that leads to excessive risk. The Compensation Committee believes that the following features of our compensation programs provide incentives for the creation of long-term shareholder value and encourage high achievement by our executive officers without encouraging inappropriate or unnecessary risks:

•	Our long-term equity incentives are at the discretion of the Compensation Committee and are granted pursuant to a disciplined process.

•
Stock options become exercisable over a four-year period and remain exercisable for up to seven years from the date of grant, and restricted shares vest over periods up to four years, encouraging executives to look to long-term appreciation in equity values.

•
The performance stock units granted in 2018 have multi-year performance goals and after the shares are earned, they are issued as restricted stock with an additional one-year vesting. These features encourage executives to drive long-term performance.

•	We balance short- and long-term decision-making with our annual cash incentive program, equity awards that vest over four years, and multi-year performance periods for our performance stock units.

•	Because of our stock ownership guidelines, our executive officers could lose significant value if our stock price were exposed to inappropriate or unnecessary risks.

•
The metrics used to determine the incentive pay to a named executive officer under the 2019 Company Bonus Plan balanced annual revenue, adjusted EBITDA and customer retention percentage, which were each weighted one-third. In this way, we incentivize disciplined growth and prudent expense management.

•
The incentive pay amounts under the 2019 Company Bonus Plan cannot exceed 150% of the executive officer’s target amount, no matter how much performance exceeds the maximum levels of the performance goals. This feature was designed to limit windfalls.

•
Through our 2007 Plan, the Compensation Committee has the right to “claw back” stock incentives or cash incentives from a participant or to seek repayment from a participant through a variety of means in certain circumstances such as certain restatements of our financial statements, certain terminations of employment, and breach of an agreement between us and the executive officer. These “claw back” features are applicable to the 2019 Company Bonus Plan and to all equity awards granted in 2019.

•
Our corporate compliance systems and policies, which are overseen by the Audit Committee, further mitigate against excessive or inappropriate risk taking. For example, our insider trading policy prohibits executive officers from purchasing Qumu securities on margin, hedging Qumu securities, borrowing against any account in which Qumu securities are held, pledging Qumu securities as collateral for a loan, or engaging in monetization transactions.

Based on their consideration of these and other factors, the Compensation Committee concurred with our management’s determination that none of its compensation policies and practices is reasonably likely to have a material adverse effect on Qumu.

Summary Compensation Table
The following table shows, for Vern Hanzlik, who served as our Chief Executive Officer in 2019, and David G. Ristow, who served as our Chief Financial Officer in 2019 (together referred to as our “named executive officers”), information concerning compensation earned for services in all capacities during the years indicated.

Name and Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Vern Hanzlik, President and Chief Executive Officer	2019	$350,000	$—	$—	$136,990	$14,565	$501,555
	2018	390,800	234,934	92,755	—	15,463	733,952
	2017	390,800	109,618	76,773	—	17,745	594,936
David G. Ristow (4), Chief Financial Officer	2019	$300,000	$—	$—	$58,710	$23,510	$382,220
	2018	275,000	53,143	61,837	43,052	21,089	454,121
	2017	12,516	68,400	194,611	—	—	275,527

(1)
Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in Note 8 to our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K for the year ended December 31, 2019. For 2018, includes $78,555 in stock issued to Mr. Hanzlik in lieu of a cash payment of under the short-term cash incentive compensation program for 2018.

(2)
Represents the amounts paid in cash to the named executive officers under the short-term cash incentive compensation program for the year noted, except as noted in the footnote above. All amounts are reported for the year in which the related services were performed, although may be paid in the following year.

(3)	Represents the following amounts:

Name	Year	Matching Contributions to 401(k) Plan	Insurance Premiums
Vern Hanzlik	2019	$8,338	$6,227
	2018	8,908	6,555
	2017	7,950	9,795
David G. Ristow	2019	$7,976	$15,534
	2018	6,197	14,892
	2017	—	—

(4)
Effective December 15, 2017, Mr. Ristow was hired as our Chief Financial Officer after serving as our Interim Chief Financial Officer on a consulting basis beginning November 7, 2017. Accordingly, information for 2017 represents a partial year. Salary information does not include amounts paid to Salo, LLC for the provision of Mr. Ristow’s services as Interim Chief Financial Officer. We paid Salo, LLC $245 per hour for Mr. Ristow’s services or $109,117 in the aggregate for his consulting services prior to being hired.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information concerning option and stock awards outstanding to the named executive officers at December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexer-cisable (1)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (2)
Vern Hanzlik	60,000	—	$3.11	11/11/2022	—	$—	—	—
	37,500	37,500	$1.90	3/8/2024	—	$—	—	—
	18,750	56,250	$2.1257	12/10/2025	—	$—	—	—
	—	—	$—	—	80,208	$209,343	—	—
	—	—	$—	—	—	$—	16,667	43,501
David G. Ristow	75,000	75,000	$2.28	12/15/2024	—	$—	—	—
	12,500	37,500	$2.1257	12/10/2025	—	$—
	—	—	$—	—	53,932	$140,763	—	—
	—	—	$—	—	—	$—	10,092	26,340

(1)
Options vest and become exercisable in equal installments on the first four anniversaries of the date of grant or hire date and the expiration date of each option is the seven-year anniversary of the date of grant of such option.

(2)	Value based on a share price of $2.61, which was the closing sales price for a share of our common stock on the Nasdaq Capital Market on December 31, 2019.

(3)
Represents performance stock units approved by the Compensation Committee on March 23, 2018. For the 2018 performance period, the Company issued 33,333 shares of restricted stock to Mr. Hanzlik on March 5, 2019 in settlement of his award of 50,000 performance stock units and issued 20,182 shares of restricted to Mr. Ristow on March 5, 2019 in settlement of his award of 30,274 performance stock units. As provided in and subject to the terms of the award agreements, the shares issued will be restricted from transfer for a period of 364 days following issuance and are subject to forfeiture for termination of employment. As of December 31, 2019, Mr. Hanzlik held 16,667 performance stock units and Mr. Ristow held 10,092 performance stock units. Effective February 10, 2020, the Compensation Committee determined that the performance goal for the 2019 performance period was not met and accordingly, the outstanding performance stock units were forfeited to the Company without payment of any consideration therefor as of February 10, 2020. Accordingly, as of February 10, 2020, none of the performance stock unit awards were outstanding.

Employment Arrangements with Named Executive Officers and Post-Employment Compensation
Our practice has been to enter into a standard form of letter agreement relating to severance and change in control benefits (the “letter agreement”) with each person appointed by the Board as an executive officer. As of December 31, 2019, Messrs. Hanzlik and Ristow are parties to the letter agreement, which is summarized below.
The Compensation Committee believes that severance and change in control arrangements for the named executive officers are consistent with competitive pay practices, aid in the recruitment and retention of executive officers, and provide incentives for executive officers to grow our business and maintain focus on returning value to shareholders. The Compensation Committee believes that providing protection to executive officers whose employment is terminated in connection with a change in control strikes an appropriate balance among the interests of our executive officers and the interests of others in a change in control transaction. In particular, the Compensation Committee believes that these arrangements are appropriate in part because the benefits under the agreement are only payable upon termination without cause prior to a change in control or both the occurrence of a change in control and the termination of employment without cause or for good reason, and that the severance and change in control benefits are conditioned upon compliance with non-disclosure and non-competition agreements.
The terms “cause,” “good reason,” and “change in control,” used in the letter agreement are defined as follows:

Term	Definition
Cause
•    The failure by the executive officer to use his or her best efforts to perform the material duties and responsibilities of his or her position or to comply with any material policy or directive Qumu has in effect from time to time, provided the executive officer shall have received notice of such failure and have failed to cure the same within thirty days of such notice.
•    Any act on the part of the executive officer which is harmful to the reputation, financial condition, business or business relationships of Qumu, including, but not limited to, conduct which is inconsistent with federal or state law respecting harassment of, or discrimination against, any Qumu employee or harmful to the reputation or business relationships of the executive officer.
•    A material breach of the executive officer’s fiduciary responsibilities to Qumu, such as embezzlement or misappropriation of Qumu funds, business opportunities or properties, or to any of our customers, vendors, agents or employees.
•    Conviction of, or guilty plea or nolo contendere plea by the executive officer to a felony or any crime involving moral turpitude, fraud or misrepresentation.
•    A material breach of the executive officer’s Nondisclosure and Noncompetition Agreement with Qumu.

Good Reason
Good Reason for the twelve-month period following a Change in Control shall mean, without your express written consent, any of the following:
(i) a material diminution of your authority, duties or responsibilities with respect to your position immediately prior to the Change in Control, or
(ii) a material reduction in your base compensation as in effect immediately prior to the Change in Control;
(iii) a material reduction in your opportunity to earn a cash bonus under the annual short-term incentive compensation plan of Qumu in which you participate as in effect immediately prior to the Change in Control (for the avoidance of doubt, specifically excluding any reduction in your opportunity to earn a cash bonus under any long-term incentive compensation plan of Qumu in which you participate);
(iv) a material reduction in the authority of the person to whom you report (or a change in your reporting directly to the Board of Directors, if applicable);
(v) a material change in the geographic location at which you must perform services for Qumu; and
(vi) any other action or inaction that constitutes a material violation of this Agreement by Qumu;
provided that no such termination for Good Reason shall be effective unless: (A) you provide written notice to the Chair of the Board of Directors of the existence of a condition specified in paragraphs (i) through (v) above within 90 days of the initial existence of the condition; (B) Qumu does not remedy such condition within 30 days of the date of such notice; and (C) you terminate your employment within 90 days following the last day of the remedial period described above.

Term	Definition
Change in Control
Change in Control of Qumu shall mean a change in control which would be required to be reported in response to Item 5.01 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether or not Qumu is then subject to such reporting requirement, including without limitation, if:
•    any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of Qumu representing 20% or more of the combined voting power of Qumu’s then outstanding securities (other than an entity owned 50% or greater by Qumu or an employee pension plan for the benefit of the employees of Qumu);
•    there ceases to be a majority of the Board of Directors comprised of (A) individuals who, on the date of this letter agreement, constituted the Board of Directors of Qumu; and (B) any new director who subsequently was elected or nominated for election by a majority of the directors who held such office prior to a Change in Control; or
•    Qumu disposes of at least 75% of its assets, other than (X) to an entity owned 50% or greater by Qumu or any of its subsidiaries, or to an entity in which at least 50% of the voting equity securities are owned by the shareholders of Qumu immediately prior to the disposition in substantially the same percentage or (Y) as a result of a bankruptcy proceeding, dissolution or liquidation of Qumu.

The letter agreement provides that if the executive officer’s employment is terminated without cause (other than during the twelve-month period following a change in control), the executive will be entitled to payments of the executive officer’s regular base salary for a period of twelve months. The executive officer will also be paid an amount equal to the average of the prior three calendar years’ short-term incentive bonus amount received by the executive. The short-term incentive bonus amount will be paid in twelve equal installments consistent with our regular payroll practices. We also will pay a portion of the premiums for continued health, dental and group life insurance until the earlier of: (A) twelve months from the date COBRA coverage begins; or (B) the date COBRA coverage otherwise terminates.
Under the letter agreements, if a change in control occurs, but the named executive officer’s employment is not terminated within twelve months of the change in control, the executive is not entitled to any payment or benefit under the letter agreements.
The letter agreement provides that if a change in control occurs and within twelve months of the change in control the named executive officer’s employment is terminated by us without cause or by the executive for good reason, we must pay the executive a cash severance payment. The severance payment is payable within sixty days of the date of termination and will be equal to 100% of the sum of the executive’s annual base salary and his “target bonus” in effect on such date (without giving effect to any reduction that results in the executive’s termination for good reason). The “target bonus” is the cash amount under all our short-term annual incentive compensation plans in which the executive participates, waiving any condition for payment to the executive and assuming that the performance goals for the period were achieved at the 100% level. We will pay a portion of the premiums for continued health, dental and group life insurance until the earlier of: (A) twelve months from the date COBRA coverage begins; or (B) the date COBRA coverage otherwise terminates.
These salary continuation and change in control benefits are conditioned upon the named executive officer’s execution of a general release and compliance with a nondisclosure and non-competition agreement. Further, in the event that the vesting of options upon a change in control, together with all other benefits provided by the letter agreement, would result in all or a portion of such amount being subject to excise tax then the executive will be entitled to either the full amount of the payments or value of benefits under the letter agreement or such lesser amount as determined by us that would result in no portion of the payment being subject to excise tax, whichever results in the receipt by the named executive officer of the greatest amount on an after-tax basis.
Additionally, if the amounts payable under the letter agreement would be subject to the requirements of Section 409A of the Internal Revenue Code, we may amend the letter agreement as we may determine, including to delay the start of any payment as provided in the letter agreement, amend the definition of change in control, and amend the definition of disability. In the event any such payment is so delayed, the amount of the first payment to the executive officer will be increased for interest earned on the delayed payment based upon interest for the period of delay, compounded annually, equal to the prime rate (as published in the Wall Street Journal) in effect as of the date the payment should otherwise have been provided.
If the named executive officer resigns (other than for good reason during the twelve month period following a change in control), if we terminate the named executive officer’s employment for cause, or if the named executive officer’s employment terminates as a result of death or disability, the named executive officer is entitled to receive the named executive officer’s base salary accrued but unpaid as of the date of termination, but is not entitled to receive any salary continuation benefit thereafter.
Additionally, under the 2007 Plan, all stock options held by the named executive officers will immediately vest upon a change in control and if the agreements effectuating the change in control do not provide for the assumption or substitution of restricted stock awards, the restrictions will lapse on the restricted stock to the extent these restrictions have not already lapsed under the terms of the restricted stock award agreement.
Director Compensation
Our non-employee directors received the following amounts for Board and committee service during 2019:

•	an annual retainer of $38,000;

•	an additional retainer of $16,000 for our non-executive Chairman of the Board, Robert F. Olson;

•	an annual retainer of $6,000, $4,000 and $3,000 for members of the Audit, Compensation and Governance Committees, respectively; and

•	an additional annual retainer of $8,000, $8,000 and $3,000 for the chairs of the Audit, Compensation and Governance Committees, respectively.
For directors who are not employees, the 2007 Plan provides for a grant of a discretionary number of shares of restricted stock, restricted stock units, or non-qualified stock options or a combination of any on each director’s election and re-election at the annual shareholder meeting, not to exceed 25,000 shares. Under this provision of the 2007 Plan, each non-employee director re-elected at the 2019 Annual Meeting of Shareholders was granted restricted stock units, with the number of underlying shares equal to $80,000 divided by the fair market value of our common stock on the grant date, rounded down to the nearest whole share, up to a maximum of 25,000 shares. Each restricted stock unit represents a contingent right to receive one share of our common stock. The restricted stock units vest in full on the first business day prior to the Annual Meeting of Shareholders next following the date of grant provided the director continues to provide services to us on that date, except that such restricted stock units will fully vest in the event of death, disability, or a change in control. Directors may elect to defer receipt of the shares to the earlier of January 1 of the 3rd to 10th year following the date of grant or the first January 1 following the date of separation of service from Qumu. Any restricted stock units the director does not elect to defer will be paid within 90 days following the date the restricted stock units first vest. In accordance with these provisions of the 2007 Plan, on May 9, 2019 the date of the 2019 Annual Meeting of Shareholders, Messrs. Cox, Fishback, Lucas and Olson were each granted an award of 18,099 restricted stock units.
On February 10, 2020, the Compensation Committee granted 25,000 restricted stock units from the 2007 Plan to each of Ms. Chowning and Mr. Horowitz, who were elected as directors on October 31, 2019 but did not receive any equity awards at that time. The vesting, deferral and other terms of the RSU awards to Ms. Chowning and Mr. Horowitz are the same as the RSU awards granted to the non-employee directors elected at the 2019 Annual Meeting of Shareholders.

The following table shows the cash and other compensation paid by us to each of our directors for 2019. Vern Hanzlik, who served as a director and executive officer in 2019, did not receive compensation as a director during 2019.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Robert F. Olson	$59,175	$79,998	$139,173
Mary E. Chowning	$—	$—	$—
Neil E. Cox	$48,525	$79,998	$128,523
Daniel R. Fishback	$52,700	$79,998	$132,698
Edward Horowitz	$—	$—	$—
Kenan Lucas	$50,134	$79,998	$130,132
Thomas F. Madison (3)	$26,389	$—	$26,389
Kimberly K. Nelson (4)	$33,458	$—	$33,458

(1)	Represents cash retainer and meeting fees for 2019 as described above.

(2)
Valuation of awards based on the grant date fair value of those awards computed in accordance with FASB ASC Topic 718 utilizing assumptions discussed in Note 8 to our consolidated financial statements for the year ended December 31, 2019 included in this Annual Report on Form 10-K.

(3)	Thomas F. Madison passed away on April 10, 2019 and ceased serving as a director.

(4)	Ms. Nelson was not nominated for re-election at the 2019 Annual Meeting of Shareholders and accordingly, ceased serving as a director on May 9, 2019.
For a summary of the stock awards and option awards held by Mr. Hanzlik at December 31, 2019, please see Item 11, “Executive Compensation – Outstanding Equity Awards at Fiscal Year End.” No non-employee director held any option awards at December 31, 2019. Each of Messrs. Olson, Cox, Fishback, and Lucas held 18,099 unvested restricted stock units as of December 31, 2019 that will vest on the date before the 2020 Annual Meeting of Shareholders, subject to acceleration upon a change in control and deferral elections described above. As of December 31, 2019, Ms. Chowning and Mr. Horowitz held no stock awards or option awards.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding Qumu's equity compensation plans in effect as of December 31, 2019. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	1,060,250	$2.93	604,950
_______________________________________
(1) Excludes shares of common stock listed in the first column.

Ownership of Voting Securities by Principal Holders and Management
The following table sets forth certain information as of March 2, 2020 with respect to our common stock beneficially owned by (i) each director, (ii) each person known to us to beneficially own more than five percent of our common stock, (iii) each executive officer named in the Summary Compensation Table (the “named executive officers”), and (iv) all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding
Harbert Discovery Fund, LP (2) 2100 Third Avenue North, Suite 600 Birmingham, AL 35203	1,392,522	10.3%
BLR Partners LP (3) 1177 West Loop South, Suite 1625 Houston, Texas 77027	1,020,000	7.5%
ESW Capital, LLC (4) 401 Congress Avenue, Suite 2650 Austin, TX 78701	925,000	6.8%
Renaissance Technologies LLC (5) 800 Third Avenue New York, NY 10022	772,856	5.7%
Vern Hanzlik (6)(7)	377,148	2.8%
Robert F. Olson (6)(8)	139,405	1.0%
Mary E. Chowning (6)	10,000	0.1%
Neil E. Cox (6)	33,000	0.2%
Daniel R. Fishback (6)(9)	101,560	0.7%
Edward Horowitz (6)	10,000	0.1%
Kenan Lucas (6)(10)	1,392,522	10.3%
David G. Ristow (7)	162,180	1.2%
All current executive officers and directors as a group (8 persons)	2,225,815	16.4%
*    Less than one percent

(1)
Includes the following number of shares that could be acquired within 60 days of March 2, 2020 upon the exercise of stock options: Mr. Hanzlik, 135,000 shares and Mr. Ristow, 87,500 shares; and all current directors and executive officers as a group, 222,500 shares. No director held any stock option as of March 2, 2020.

Does not include the following number of shares that could be acquired upon settlement of restricted stock units held as of March 2, 2020 by the non-employee directors: Mr. Olson, 18,099 shares; Mr. Fishback, 18,099 shares; Mr. Cox, 18,099 shares; Mr. Lucas, 18,099 shares; Ms. Chowning, 25,000 shares and Mr. Horowitz, 25,000 shares; and all non-employee directors as a group, 122,396 shares.

(2)
Based on an Amendment No. 7 to Schedule 13D filed on February 13, 2020 by the following reporting persons: (i) Harbert Discovery Fund, LP (the “Harbert Fund”), (ii) Harbert Discovery Fund GP, LLC (the “Fund GP”), (iii) Harbert Fund Advisors, Inc. (“HFA”), (iv) Harbert Management Corporation (“HMC”), (v) Jack Bryant, (vi) Kenan Lucas, and (vii) Raymond Harbert. Kenan Lucas is the Managing Director and Portfolio Manager of the Fund GP, which serves as the general partner of the Fund. Jack Bryant is a Senior Advisor to the Fund, and a Vice President and Senior Managing Director of HMC. Raymond Harbert is the controlling shareholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Harbert Fund with certain operational and administrative services. The reporting persons report that they have shared voting and dispositive power over the shares indicated above as of February 11, 2020 in accordance with the following: HFA, HMC, and Raymond Harbert have shared voting and dispositive power over 1,392,522 shares and may be deemed to be the beneficial owners of such shares. The Fund GP, the Harbert Fund, Jack Bryant, and Kenan Lucas have shared voting and dispositive power over 1,367,522 shares and may be deemed to be the beneficial owners of such shares.

(3)
Based upon a Schedule 13G dated February 28, 2020 and filed on March 3, 2019 by the following reporting persons: BLR Partners LP, a Texas limited partnership (“BLR Partners”), BLRPart, LP, a Texas limited partnership (“BLRPart GP”), BLRGP Inc., a Texas S corporation (“BLRGP”), Fondren Management, LP, a Texas limited partnership (“Fondren Management”), FMLP Inc., a Texas S corporation (“FMLP”) and Bradley L. Radoff. BLRPart GP serves as the general partner of BLR Partners. BLRGP serves as the general partner of BLRPart GP. Fondren Management serves as the investment manager of BLR Partners. FMLP serves as the general partner of Fondren Management. Mr. Radoff serves as the sole shareholder and sole director of each of BLRGP and FMLP. By virtue of these relationships, BLRPart GP, BLRGP, Fondren Management, FMLP and Mr. Radoff may be deemed to beneficially own the shares owned directly by BLR Partners. The reporting persons report that as of March 2, 2020, they have sole voting and dispositive power over 1,020,000 shares and may be deemed to be the beneficial owners of such shares.

(4)
Based upon a Schedule 13G dated and filed on March 8, 2018 in which the reporting person indicates that ESW Capital, LLC has beneficial ownership over 925,000 shares of common stock issuable upon the exercise of an outstanding warrant and Joseph A. Liemandt is the sole voting member of ESW Capital, LLC as of February 28, 2018.

(5)
Based on an Amendment No. 6 to Schedule 13G filed on February 13, 2020 in which Renaissance Technologies LLC reports sole voting power over 748,072 shares, sole dispositive power over 761,426 shares and shared dispositive power over 11,430 shares as of December 31, 2019. Renaissance Technologies Holdings Corporation is the majority owner of Renaissance Technologies LLC.

(6)	Director.

(7)	Named executive officer.

(8)	Includes 47,845 shares held by the Robert F. Olson Revocable Trust of which Mr. Olson and his spouse are trustees.

(9)	Includes 101,560 shares held by the Fishback Family Revocable Trust, of which Mr. Fishback is a trustee.

(10)
Includes shares held by Harbert Fund (see footnote 2 for a description of the relationship between Mr. Lucas and Harbert Fund). Mr. Lucas specifically disclaims beneficial ownership of the shares held by Harbert Fund, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
Since the beginning of 2019, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of Qumu’s total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.
The charter of our Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions we enter into in which an officer, director or 5% or greater shareholder or any affiliate of these persons has a direct or indirect material interest. Our Code of Ethics and Business Conduct, which is applicable to all of our employees and directors, also prohibits our employees, including our executive officers, and our directors from engaging in conflict of interest transactions. Requests for waivers by our executive officers and directors from the provisions of, or requests for consents by our executive officers and directors under, our Code of Ethics and Business Conduct must be made to the Audit Committee.
We also have adopted a related person transaction approval policy, which sets forth our policies and procedures for the review, approval or ratification by the Audit Committee of any transaction required to be reported in our filings with the Securities and Exchange Commission. Our policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which our company is a participant and in which a related person has a direct or indirect interest.
Board Independence
Each director serving on the board of directors of Qumu is independent according to the “independence” definition of the Nasdaq Listing Rules, with the exception of Mr. Hanzlik. Mr. Hanzlik is not independent under the Nasdaq Listing Rules because he was employed by, and served as an executive officer of, Qumu in 2019. Mr. Hanzlik is not a member of the Compensation Committee, the Audit Committee, or the Governance Committee. As of December 31, 2019, the following directors comprised our committees:

•	Audit Committee. Kenan Lucas (Chair), Mary E. Chowning, and Neil E. Cox.

•	Compensation Committee. Daniel R. Fishback (Chair), Robert F. Olson, and Neil E. Cox.

•	Governance Committee. Neil E. Cox (Chair), Robert F. Olson, and Edward Horowitz.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Accountant Fees and Services
On March 19, 2019, we engaged RSM US LLP as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2019 and to perform other appropriate audit-related and tax services. Also on March 19, 2019, we dismissed KPMG LLP as our independent registered public accounting firm.
During the fiscal year ended December 31, 2018 and the subsequent interim period through March 19, 2019, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused it to make reference thereto in its reports on the financial statements for such years. During the fiscal year ended December 31, 2018 and the subsequent interim period through March 19, 2019, there were no reportable events (as defined in Item 304(a)(1)(v)) of Regulation S-K). The report of KPMG LLP on the financial statements for each of the fiscal year ended December 31, 2018 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except as follows: KPMG’s report on our consolidated financial statements as of and for the years ended December 31, 2018 and 2017, contained a separate paragraph stating “As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of FASB Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers.”
During the fiscal year ended December 31, 2018 and the subsequent interim period through March 19, 2019, we did not consult with RSM US LLP regarding any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K.
The following is an explanation of the fees billed to us by KPMG LLP for the following categories of professional services rendered for the year ended December 31, 2018.

Category	Fees 2018
Audit Fees (1)	$301,400
Audit-Related Fees (2)	5,000
Tax Fees (3)	114,300
All Other Fees (4)	—
Total	$420,700
(1)    Services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and work relating to our internal controls over financial reporting, or other services normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)    Assurance and related professional services by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”
(3)    Services related to tax compliance, tax advice, and tax planning, including preparation of federal and state tax returns.
(4)    Fees other than those described above.
The following is an explanation of the fees billed to us by RSM US LLP for the following categories of professional services rendered for the years interim period beginning March 19, 2019 through December 31, 2019.

Category	Fees 2019
Audit Fees (1)	$283,600
Audit-Related Fees (2)	32,000
Tax Fees (3)	—
All Other Fees (4)	—
Total	$315,600
(1)    Services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and work relating to our internal controls over financial reporting, or other services normally provided by RSM US LLP in connection with statutory and regulatory filings or engagements.
(2)    Assurance and related professional services by RSM US LLP that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”
(3)    Services related to tax compliance, tax advice, and tax planning, including preparation of federal and state tax returns.

(4)    Fees other than those described above.
Audit Committee Pre-Approval Procedures
We have adopted pre-approval policies and procedures for the Audit Committee that require the Audit Committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the Audit Committee may delegate the authority to pre-approve any engagement or service less than $25,000 to one of its members, but requires that the member report such pre-approval at the next full Audit Committee meeting. The Audit Committee may not delegate its pre-approval authority for any services rendered by our independent auditors relating to internal controls. These pre-approval policies and procedures prohibit delegation of the Audit Committee’s responsibilities to our management. Under the policies and procedures, the Audit Committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.
All of the services described above for 2019 were pre-approved by the Audit Committee or a member of the Audit Committee before RSM US LLP and KPMG LLP were engaged to render the services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements. See Part II, Item 8 of this report
(b) Exhibit Index

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of February 11, 2020, by and among Synacor, Inc., Quantum Merger Sub I, Inc. and Qumu Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 10, 2020).

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

3.5	Amendments effective March 2, 2016 to Bylaws of Qumu Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 2, 2016).
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Second Amended and Restated 2007 Stock Incentive Plan * (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders held on May 10, 2018).
10.2
Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election *(Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

10.5
Amendment No. 3 dated January 18, 2019 to Building Lease dated March 5, 2015 by and between Qumu Corporation, as Tenant, and Butler North, LLC, as Landlord (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.6
Warrant to Purchase 314,286 shares of Common Stock issued by Qumu Corporation to HCP-FVD, LLC on October 21, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.7
Letter Agreement effective December 15, 2017 regarding Offer of Employment by Qumu Corporation and David Ristow * (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2017).

10.8
Amended and Restated Warrant No. 2R Dated January 12, 2018 to Purchase 925,000 shares of Common Stock Issued by Qumu Corporation to ESW Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2018).

10.9	Form of Qumu Support Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2020).
10.10	Form of Synacor Support Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2020).
10.11	Letter Agreement effective March 3, 2020 by and between Qumu Corporation and David G. Ristow *
21.1	Subsidiaries of Qumu Corporation.
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Indicates a management contract or compensatory plan or arrangement

Effective September 16, 2013, Rimage Corporation changed its corporate name to Qumu Corporation.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2020	QUMU CORPORATION
	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
Chief Executive Officer

	By:	/s/ David G. Ristow
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

Signature	Title	Date

/s/ Vernon J. Hanzlik	Chief Executive Officer	March 6, 2020
Vernon J. Hanzlik	(Principal Executive Officer), Director

/s/ David G. Ristow	Chief Financial Officer (Principal	March 6, 2020
David G. Ristow	Financial and Accounting Officer)

/s/ Mary E. Chowning	Director	March 6, 2020
Mary E. Chowning

/s/ Neil E. Cox	Director	March 6, 2020
Neil E. Cox

/s/ Daniel R. Fishback	Director	March 6, 2020
Daniel R. Fishback

/s/ Edward Horowitz	Director	March 6, 2020
Edward Horowitz

/s/ Kenan Lucas	Director	March 6, 2020
Kenan Lucas

/s/ Robert F. Olson	Director	March 6, 2020
Robert F. Olson