Form 10-Q
period 2020-03-31
Qumu Corp
filed 2020-05-08
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO ________.
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2020, the registrant had 13,529,046 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,365	$10,639
Receivables, net of allowance for doubtful accounts of $44 and $45, respectively	5,082	4,586
Contract assets	907	1,089
Income tax receivable	441	338
Prepaid expenses and other current assets	2,022	1,981
Total current assets	16,817	18,633
Property and equipment, net of accumulated depreciation of $2,579 and $2,520, respectively	536	596
Right of use assets – operating leases	1,590	1,746
Intangible assets, net	2,770	3,075
Goodwill	6,739	7,203
Deferred income taxes, non-current	13	21
Other assets, non-current	458	442
Total assets	$28,923	$31,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,755	$2,816
Accrued compensation	1,906	1,165
Deferred revenue	10,304	10,140
Operating lease liabilities	527	587
Financing obligations	133	157
Warrant liability	2,903	2,939
Total current liabilities	18,528	17,804
Long-term liabilities:
Deferred revenue, non-current	1,096	1,449
Income taxes payable, non-current	591	585
Operating lease liabilities, non-current	1,399	1,587
Financing obligations, non-current	61	83
Total long-term liabilities	3,147	3,704
Total liabilities	21,675	21,508
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 13,528,102 and 13,553,409, respectively	136	136
Additional paid-in capital	78,253	78,061
Accumulated deficit	(67,800)	(65,128)
Accumulated other comprehensive loss	(3,341)	(2,861)
Total stockholders’ equity	7,248	10,208
Total liabilities and stockholders’ equity	$28,923	$31,716
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Software licenses and appliances	$1,540	$1,005
Service	4,687	6,093
Total revenues	6,227	7,098
Cost of revenues:
Software licenses and appliances	648	311
Service	1,439	1,226
Total cost of revenues	2,087	1,537
Gross profit	4,140	5,561
Operating expenses:
Research and development	1,780	1,674
Sales and marketing	2,218	2,352
General and administrative	2,593	1,746
Amortization of purchased intangibles	164	218
Total operating expenses	6,755	5,990
Operating loss	(2,615)	(429)
Other income (expense):
Interest income (expense), net	17	(205)
Decrease (increase) in fair value of warrant liability	36	(289)
Other, net	(160)	(31)
Total other income (expense), net	(107)	(525)
Loss before income taxes	(2,722)	(954)
Income tax benefit	(50)	(4)
Net loss	$(2,672)	$(950)

Net loss per share – basic:
Net loss per share – basic	$(0.20)	$(0.10)
Weighted average shares outstanding – basic	13,552	9,688
Net loss per share – diluted:
Loss attributable to common shareholders	$(2,838)	$(950)
Net loss per share – diluted	$(0.21)	$(0.10)
Weighted average shares outstanding – diluted	13,589	9,688
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(unaudited - in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,672)	$(950)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(480)	243
Total other comprehensive income (loss)	(480)	243
Total comprehensive loss	$(3,152)	$(707)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited - in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(950)	—	(950)
Other comprehensive income, net of taxes	—	—	—	—	243	243
Issuance of stock under employee stock plan, net of forfeitures	156	2	(1)	—	—	1
Redemption of stock related to tax withholdings on employee stock plan issuances	(15)	—	(36)	—	—	(36)
Stock-based compensation	—	—	231	—	—	231
Balance at March 31, 2019	9,765	$98	$69,266	$(59,635)	$(3,045)	$6,684

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,672)	$(950)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	314	408
Stock-based compensation	245	231
Accretion of debt discount and issuance costs	—	128
Gain on lease modification	—	(21)
Increase (decrease) in fair value of warrant liability	(36)	289
Deferred income taxes	8	—
Changes in operating assets and liabilities:
Receivables	(542)	1,914
Contract assets	182	(1,176)
Income taxes receivable / payable	(113)	(3)
Prepaid expenses and other assets	(28)	125
Accounts payable and other accrued liabilities	17	(75)
Accrued compensation	754	(405)
Deferred revenue	(18)	(424)
Other non-current liabilities	—	(24)
Net cash provided by (used in) operating activities	(1,889)	17
Investing activities:
Purchases of property and equipment	(27)	(14)
Net cash used in investing activities	(27)	(14)
Financing activities:
Principal payments on financing obligations	(93)	(80)
Common stock repurchases to settle employee withholding liability	(53)	(36)
Net cash used in financing activities	(146)	(116)
Effect of exchange rate changes on cash	(212)	48
Net decrease in cash and cash equivalents	(2,274)	(65)
Cash and cash equivalents, beginning of period	10,639	8,636
Cash and cash equivalents, end of period	$8,365	$8,571
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$13	$(17)
Interest, net	$3	$4

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted ASU 2018-13 effective January 1, 2020. The impact of adopting this standard was not material to the Company's consolidated financial statements or disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,756	$7,912	$2,178	$14,846
Accumulated amortization	(3,347)	(7,612)	(1,117)	(12,076)
Net identifiable intangible assets	$1,409	$300	$1,061	$2,770

	December 31, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,878	$8,135	$2,182	$15,195
Accumulated amortization	(3,293)	(7,741)	(1,086)	(12,120)
Net identifiable intangible assets	$1,585	$394	$1,096	$3,075
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Three Months Ended March 31, 2020
Balance, beginning of period	$3,075
Amortization expense	(236)
Currency translation	(69)
Balance, end of period	$2,770
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization expense associated with the developed technology included in cost of revenues	$72	$117
Amortization expense associated with other acquired intangible assets included in operating expenses	164	218
Total amortization expense	$236	$335
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $6.7 million at March 31, 2020 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of March 31, 2020, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Sustained declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3)	Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire at various dates over the next four years. The Company has two leases that each contain a renewal option for a period of five years. Because the Company is not reasonably certain to exercise this option, the option is not considered in determining the lease term.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$96	$193
Finance lease cost:
Amortization of right of use assets	31	13
Interest on lease liabilities	2	2
Total finance cost	33	15
Total lease cost	$129	$208
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2020 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2020	$589	$68
2021	712	80
2022	672	5
2023	294	—
2024	114	—
Thereafter	—	—
Total undiscounted lease payments	2,381	153
Less amount representing interest	(455)	(7)
Present value of lease liabilities	$1,926	$146
Subleases
On January 17, 2019, the Company terminated a sublease agreement related to its Minneapolis, Minnesota headquarters and contemporaneously modified the Company's primary lease agreement. Upon modification, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's condensed consolidated statement of operations for the three months ended March 31, 2019. Sublease income was $38,000 for the three months ended March 31, 2019, which is reported in other income (expense) in the Company's condensed consolidated statement of operations. The Company reported no sublease income for the three months ended March 31, 2020.
Contingencies
The Company is exposed to asserted and unasserted claims encountered in the normal course of business. Legal costs related to loss contingencies are expensed as incurred. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
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
Assets and liabilities measured at fair value are classified into the following categories:

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

As of March 31, 2020 and December 31, 2019, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with January 2018 debt financing ("ESW warrant")	925,000	$1.96	January 12, 2028
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	314,286	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	1,339,286
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company recorded non-cash income of $36,000 and non-cash expense of $289,000 for the three months ended March 31, 2020 and 2019, respectively, resulting from the change in fair value of the warrant liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$1,983	$—	$—	$1,983
Derivative warrant liability - Hale warrant	915	—	—	915
Derivative warrant liability - iStudy	5	—	—	5
Derivative warrant liability	$2,903	$—	$—	$2,903

		Fair Value Measurements Using
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liability - ESW warrant	$2,149	$—	$—	$2,149
Derivative warrant liability - Hale warrant	645	—	—	645
Derivative warrant liability - iStudy	145	—	—	145
Derivative warrant liability	$2,939	$—	$—	$2,939
The Company's evaluation of the probability and timing of a change in control or future equity offering represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases the discounted value of the minimum cash payment component of the ESW warrant and Hale warrant. Consequently, as of March 31, 2020 and December 31, 2019, the liability related to each warrant was classified as a Level 3 liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 instruments:

March 31, 2020
Probability-weighted timing of change in control or financing event	0.3 years
In connection with the merger agreement with Synacor, Inc., each holder of a warrant will have the right to receive, upon exercise of the warrant, 1.61 newly issued shares of common stock of Synacor for each share of Qumu common stock then issuable upon such exercise of the warrant. Alternatively, the ESW warrant and Hale warrant each provide that at the request of the holder, Qumu must purchase the warrant from such holder for a purchase price, payable in cash, equal to the greater of the original issuance value in respect of the remaining unexercised portion of the warrant and the Black-Scholes value of the remaining unexercised portion of the warrant through the date of the consummation of the merger as determined in accordance the warrant. The iStudy warrant holder has no right to require a cash purchase of the warrant and the portion of the iStudy warrant not exercised prior to the closing of the merger will expire at the time of the closing of the merger. The rights of the ESW warrant holder and the Hale warrant holder to exercise the warrants will expire at the closing of the merger and any cash purchase price must be paid within five trading days of the request that Qumu purchase the warrant.
The following table summarizes the changes in fair value measurements for the three months ended March 31, 2020:

Balance at December 31, 2019	$2,939
Change in fair value	(36)
Balance at March 31, 2020	$2,903

(5)	Revenue
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

	Three Months Ended March 31,
	2020	2019
Software licenses and appliances	$1,540	$1,005
Service
Subscription, maintenance and support	4,160	5,563
Professional services and other	527	530
Total service	4,687	6,093
Total revenues	$6,227	$7,098

	Three Months Ended March 31,
	2020	2019
North America	$4,050	$4,308
Europe	1,874	2,241
Asia	303	549
Total	$6,227	$7,098
Contract Balances
The Company’s balances for contract assets totaled $907,000 and $1.1 million as of March 31, 2020 and December 31, 2019, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $11.4 million and $11.6 million as of March 31, 2020 and December 31, 2019, respectively.
During each of the three-month periods ended March 31, 2020 and 2019, the Company recognized $3.7 million of revenue that was included in the deferred revenue balance at the beginning of the respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $27.6 million as of March 31, 2020, of which the Company expects to recognize $11.3 million of revenue over the next 12 months and the remainder thereafter. During the three months ended March 31, 2020 and 2019, no revenue was recognized from performance obligations satisfied in previous periods.

(6)	Stock-Based Compensation
The Company granted the following stock-based awards:

	Three Months Ended March 31,
	2020	2019
Stock options	—	17,000
Restricted stock awards and restricted stock units	53,600	98,492
The stock options and restricted stock awards and units granted during the three months ended March 31, 2020 and 2019 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

In settlement of vested performance stock units granted in 2018, during the three months ended March 31, 2019 the Company issued 98,492 shares of restricted stock, which was equal to the number of vested 2018 performance stock units multiplied by the performance goals achievement of 100.0%. At December 31, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 performance stock units that were subject to vesting upon the achievement of performance goals for the performance period of January 1, 2019 to December 31, 2019. The outstanding unvested 2018 performance stock units were canceled on February 10, 2020 upon determination by the Compensation Committee of the Company's Board of Directors that the performance metric for the 2019 performance period was not achieved. Accordingly, as of March 31, 2020, there were no performance stock units outstanding.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation cost, before income tax benefit:
Stock options	$69	$94
Restricted stock awards and restricted stock units	176	132
Performance stock units	—	5
Total stock-based compensation	$245	$231

	Three Months Ended March 31,
	2020	2019
Stock-based compensation cost included in:
Cost of revenues	$5	$8
Operating expenses	240	223
Total stock-based compensation	$245	$231

(7)	Income Taxes
As of both March 31, 2020 and December 31, 2019, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.8 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $33,000 and $28,000 on a gross basis at March 31, 2020 and December 31, 2019, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2020	2019
Net loss per share – basic
Net loss	$(2,672)	$(950)
Weighted average shares outstanding	13,552	9,688
Net loss per share – basic	$(0.20)	$(0.10)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(2,672)	$(950)
Numerator effect of dilutive securities
Warrants	(166)	—
Loss attributable to common shareholders	$(2,838)	$(950)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	13,552	9,688
Denominator effect of dilutive securities
Warrants	37	—
Diluted potential common shares	37	—
Weighted average shares outstanding – diluted	13,589	9,688
Net loss per share – diluted	$(0.21)	$(0.10)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	1,056	1,416
Warrants	414	1,339
Restricted stock units	125	150
Total anti-dilutive	1,595	2,905

(9) Merger Agreement with Synacor, Inc.
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
The consummation of the Merger is subject to customary closing conditions, including, among others, the approval of the Merger Agreement by Qumu shareholders and the approval of the issuance of shares of Synacor common stock pursuant to the Merger Agreement by the Synacor stockholders. The parties expect the Merger will be completed in mid-2020.
During the three months ended March 31, 2020, the Company recognized transaction-related expenses related to the Company's Merger Agreement with Synacor, Inc. totaling $811,000, which are included within general and administrative expenses in the Company's condensed consolidated statement of operations.
The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on February 11, 2020.
(10) Subsequent Event
Subsequent to March 31, 2020, the Company entered into an agreement to cancel its outstanding warrant to ESW Holdings, Inc. effective May 1, 2020, for a deferred purchase price of $1.83 million reflected in a note maturing on April 1, 2021 and bearing no interest. The warrant to ESW Holdings, Inc. was for the purchase of up to 925,000 shares of Qumu's common stock and was subject to a minimum cash settlement provision in the event of a change of control transaction referred to as a Fundamental Transaction, which included Qumu’s proposed merger with Synacor, Inc. The payment obligations of the note will be accelerated upon a Fundamental Transaction, which includes Qumu’s proposed merger with Synacor, Inc., and Qumu would be required to pay an additional $150,000 to ESW Holdings, Inc. upon the closing of a Fundamental Transaction. In connection with the note, the Company and ESW Holdings, Inc. entered into a security agreement dated May 1, 2020 providing for a future security interest in certain assets of the Company that will not attach unless and until the occurrence of the Triggering Event specified therein. The fair value of the warrant instrument has historically been reported as a liability in Qumu's consolidated financial statements, and, for certain historical reporting periods since its issuance, including the three months ended March 31, 2020, the warrant instrument was dilutive in the calculation of earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included our most recent Annual Report on Form 10-K and the those additional factors discussed in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Overview
Qumu Corporation ("Qumu" or the "Company") provides the software solutions to create, manage, secure, distribute and measure the success of live and on-demand video for enterprises. Qumu's platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. The COVID-19 pandemic has changed the businesses of Qumu’s customers and prospective customers in a number of ways. As part of these changes, enterprises of all sizes are implementing technology plans to virtualize customer meetings, employee communications and major events – as well as record and store video assets for on-demand viewing.
Widespread adoption and use of video in the enterprise is critical to our future growth and success. Qumu believes that the COVID-19 crisis will act as a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, we believe this will drive demand and market adoption for Qumu’s video platform and tools. During the first quarter ended March 31, 2020, Qumu received early evidence of this expected increase in adoption and use of video in the enterprise due to COVID-19:

•
Beginning in March 2020, Qumu’s prospective customers cited COVID-19 travel restrictions, work-from-home requirements and social distancing protocols as factors motivating their consideration of Qumu’s live and on-demand video for the enterprise software solutions. During the last weeks of March 2020, Qumu received customer orders of $9.7 million total contract value, which were directly attributable to the new working environment caused by the pandemic COVID-19. Other customer orders and sales opportunities have also accelerated due to the customers’ COVID-19-driven video needs.

•
During the last week of March 2020, use of Qumu’s cloud-based enterprise video solution increased over 30 times normal levels during peak business hours. This dramatic increase is the result of Qumu’s Global 2000 customer base mobilizing to support thousands of concurrent video users, as they operate under travel restrictions and mandatory work-at-home policies due to COVID-19. Into the month of April 2020, Qumu has continued to experience higher than average usage among its customers and anticipates this will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19, as well as generally following this period as customers increase their use of video as a primary communication channel in the enterprise.

While Qumu has not given annual financial guidance for 2020 in consideration of the proposed merger with Synacor, Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Given Qumu’s current visibility to customer contracts and pipeline activity, Qumu expects 2020 revenue to be approximately $28 million as compared to 2019 revenue of $25.4 million.
Qumu is continuing to adapt to the COVID-19 pandemic environment, with a focus on mitigating the near-term impact while positioning Qumu’s business for success during and coming out of the crisis. Actions being taken include:

•
Protecting Employees: Since the March 2020 shelter-in-place and stay-at-home executive orders and similar requirements, Qumu’s employees in each of its locations – Minneapolis, Minnesota; Burlingame, California; London, England; and Hyderabad, India – are working remotely and continuing to support Qumu’s operations globally. Qumu has not experienced any layoffs or furloughs and, due to expected revenue performance in 2020, does not expect future layoffs or furloughs.

•
Prioritizing Services and Supplies: For the significant majority of customers, Qumu is able to provide remote support and service. Due to customer demand, Qumu has and may in the future rely upon outsourced professional services, which generally will negatively impact margins. For customers that require on-site performance of support and services, Qumu has been working with the customers to defer on-site activities until mutually agreed with primary consideration for the health and safety of employees. Given the role of Qumu’s products in global communications, Qumu believes that its products are essential in the support of the world’s critical infrastructure under the CISA (Cybersecurity and Infrastructure Security Agency) guidelines from the U.S. Department of Homeland Security. Qumu’s operations team has been working closely with our suppliers to secure hardware to fulfill customer orders and with our logistics partners to manage and mitigate any potential disruption to supply. To date, Qumu has not experienced supply or personnel issues that have materially impacted Qumu’s ability to maintain service levels and deliver on our commitments to Qumu customers.

•
Enhanced Financial Diligence: Considering the scale of the COVID-19 pandemic and the corresponding economic crisis it has created, Qumu has continued to diligently evaluate the nature and extent of the financial impact of COVID-19 on Qumu’s customers. To date, Qumu has not experienced any material collections issues stemming from COVID-19 impacts on Qumu’s customers. At this time, Qumu believes it has limited risk credit or collection risk given its Global 2000 customer base and given that non-payment may lead to termination of access to cloud or hybrid deployed solutions or termination of technical support and updates for on-premise solutions.

In the second quarter 2020 and second half of 2020, Qumu expects cash flows from operating activities to be affected by those factors that have historically impacted operating cash flows – fluctuations in revenues, timing of customer payments, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as Qumu continues to support the growth of its business. Other than to the extent COVID-19 impacts these factors as described in this discussion and analysis of our financial condition and results of operations, Qumu does not expect cash flows from operating activities to be specifically affected by COVID-19 impacts.
Qumu has not applied for any loan program under the CARES Act, such as the Paycheck Protection Program, which requires an applicant to certify that the loan is necessary to support its ongoing operations. Due to Qumu’s current and expected future financial performance, Qumu does not believe a Paycheck Protection Program loan is necessary to support its ongoing operations.
Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion of the impact of COVID-19 as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included our most recent Annual Report on Form 10-K and those additional factors discussed in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the three months ended March 31, 2020 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2020 and 2019, and the percentage changes in these income and expense items relative to the prior year period, are contained in the following table:

	Three Months Ended March 31,
	Percentage of Revenues		Percent Increase (Decrease)
	2020	2019	2019 to 2020
Revenues	100.0%	100.0%	(12)%
Cost of revenues	(33.5)	(21.7)	36
Gross profit	66.5	78.3	(26)
Operating expenses:
Research and development	28.6	23.6	6
Sales and marketing	35.6	33.1	(6)
General and administrative	41.7	24.6	49
Amortization of purchased intangibles	2.6	3.0	(25)
Total operating expenses	108.5	84.3	13
Operating loss	(42.0)	(6.0)	510
Other income (expense), net	(1.7)	(7.4)	(80)
Loss before income taxes	(43.7)	(13.4)	185
Income tax benefit	(0.8)	—	1,150
Net loss	(42.9)%	(13.4)%	181%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Software licenses and appliances	$1,540	$1,005	$535	53%
Service
Subscription, maintenance and support	4,160	5,563	(1,403)	(25)
Professional services and other	527	530	(3)	(1)
Total service	4,687	6,093	(1,406)	(23)
Total revenues	$6,227	$7,098	$(871)	(12)%
Revenues can vary year to year based on the type of contract the Company enters into with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increase in software licenses and appliances revenues in the three months ended March 31, 2020, compared to the corresponding 2019 period, was driven by an increase in perpetual software license and appliance sales to both new and existing customers. Of the $6.2 million in revenue for the first quarter ended March 31, 2020, approximately $0.5 million in revenue was attributable to a large customer order received at the end of the quarter, which the customer identified as specifically driven by COVID-19.
The decrease in subscription, maintenance and support revenues in the three months ended March 31, 2020, compared to the corresponding 2019 period, primary resulted from significant first quarter 2019 term software license sales for which revenue is recognized up front in accordance with the revenue recognition provisions of ASC 606.

Professional services revenues for the three months ended March 31, 2020 were generally consistent with the corresponding 2019 period.
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
Due to the impact of COVID-19, Qumu generally expects increased demand for Qumu’s enterprise video as a service and Qumu’s other video software offerings both in the short-term and in the long-term, as well as increased usage of its video platform among existing and future customers. With respect to the large customer order that was driven by COVID-19, Qumu expects to recognize revenue from this order of approximately $3.8 million in the second quarter 2020, subject to Qumu’s fulfillment of its delivery and deployment obligations.
While Qumu has not given annual financial guidance for 2020 in consideration of the proposed merger with Synacor, Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Given Qumu’s current visibility to customer contracts and pipeline activity, Qumu expects 2020 revenue to be approximately $28 million as compared to 2019 revenue of $25.4 million.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Gross profit:
Software licenses and appliances	$892	$694	$198	29%
Service	3,248	4,867	(1,619)	(33)
Total gross profit	$4,140	$5,561	$(1,421)	(26)%

Gross margin:
Software licenses and appliances	57.9%	69.1%	(11.2)%
Service	69.3%	79.9%	(10.6)%
Total gross margin	66.5%	78.3%	(11.8)%
The total gross margin percentage decreased 11.8% in the three months ended March 31, 2020, compared to the corresponding 2019 period, resulting from decreases in both software licenses and appliances gross margin and service gross margin. The 11.2% decrease in software licenses and appliances gross margin in the three months ended March 31, 2020, compared to the corresponding 2019 period, was due primarily to sales mix that included a proportionately higher amount of appliances revenue, which generally has lower margins. The 10.6% decrease in service gross margin in the three months ended March 31, 2020, compared to the corresponding 2019 period, was primarily due to a decrease in higher margin term software license revenue, partially offset by decreased amortization expense as certain purchased intangible assets became fully amortized at the end of 2019.
Gross profit includes $72,000 and $117,000 for the three months ended March 31, 2020 and 2019, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and the acquisition of Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2020 is expected to include approximately $0.3 million of amortization expense for purchased intangibles, compared to $0.5 million for the full year 2019. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 21 and 19 at March 31, 2020 and 2019, respectively.
Future gross profit margins are expected fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Operating expenses:
Research and development	$1,780	$1,674	$106	6%
Sales and marketing	2,218	2,352	(134)	(6)
General and administrative	2,593	1,746	847	49
Amortization of purchased intangibles	164	218	(54)	(25)
Total operating expenses	$6,755	$5,990	$765	13%
Total operating expenses as a percent of revenues increased to 109% for the three months ended March 31, 2020, compared to the 84% for the comparable 2019 period, with the increase primarily driven by transaction-related expenses totaling $811,000 related to the Company's merger agreement with Synacor, Inc. that were included in general and administrative expense for the three months ended March 31, 2020. Qumu anticipates additional merger-related expenses in the second quarter 2020 and thereafter until the merger is completed or the merger agreement is terminated. The Company had 84 and 80 personnel in operating activities at March 31, 2020 and 2019, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,248	$1,197	$51	4%
Overhead and other expenses	394	335	59	18
Outside services and consulting	113	108	5	5
Depreciation and amortization	—	1	(1)	(100)
Equity-based compensation	25	33	(8)	(24)
Total research and development expenses	$1,780	$1,674	$106	6%
Total research and development expenses as a percent of revenues were 29% and 24% for the three months ended March 31, 2020 and 2019, respectively. The Company had 35 research and development personnel as of both March 31, 2020 and March 31, 2019.
The increase in total research and development expenses of $106,000 in the three months ended March 31, 2020, compared to the corresponding 2019 period, was primarily due to increased costs for cloud hosting-related projects included in overhead and other expenses. Qumu may incur increased research and development expenses in the second quarter 2020 for additional projects to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,771	$1,826	$(55)	(3)%
Overhead and other expenses	237	291	(54)	(19)
Outside services and consulting	172	209	(37)	(18)
Depreciation and amortization	11	1	10	1,000
Equity-based compensation	27	25	2	8
Total sales and marketing expenses	$2,218	$2,352	$(134)	(6)%
Total sales and marketing expenses as a percent of revenues were 36% and 33% for the three months ended March 31, 2020 and 2019, respectively. The Company had 32 and 27 sales and marketing personnel at March 31, 2020 and 2019, respectively.
The decrease in sales and marketing expenses of $134,000 in the three months ended March 31, 2020 compared to the corresponding 2019 period was primarily driven by decreased compensation and employee-related costs due to lower commissions expense, partially offset by costs associated with an increase in sales and marketing personnel. Additionally, expenses for the three months ended March 31, 2020 were favorably impacted by cost reductions in overhead and other expenses in connection with the Company's consolidation of cloud hosting providers. Qumu expects higher sales and marketing expense for the full year 2020 as compared to the full year 2019 driven primarily by expected increased compensation and employee-related costs due to higher commissions expense, consistent with Qumu’s higher expected revenue in 2020 due to COVID-19.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$698	$719	$(21)	(3)%
Overhead and other expenses	308	341	(33)	(10)
Outside services and consulting	522	450	72	16
Depreciation and amortization	66	71	(5)	(7)
Equity-based compensation	188	165	23	14
Transaction-related expenses	811	—	811	n/m
Total general and administrative expenses	$2,593	$1,746	$847	49%
Total general and administrative expenses as a percent of revenues were 42% and 25% for the three months ended March 31, 2020 and 2019, respectively. The Company had 17 and 18 general and administrative personnel at March 31, 2020 and 2019, respectively.
The increase in expenses of $847,000 in the three months ended March 31, 2020 compared to the corresponding 2019 period was driven primarily by transaction-related expenses related to the Company's merger agreement with Synacor, Inc. totaling $811,000. Additionally, outside services costs increased due to higher expenses associated with professional services and shareholder relations activities in the three months ended March 31, 2020. Qumu anticipates additional merger-related expenses in the second quarter 2020 and thereafter until the merger is completed or the merger agreement is terminated.
Amortization of Purchased Intangibles
Operating expenses include $164,000 and $218,000 for the three months ended March 31, 2020 and 2019, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and the acquisition of Kulu Valley in October 2014. Operating expenses for the full year 2020 are expected to include approximately

$0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue, compared to $0.8 million for the full year 2019.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income (expense), net	$17	$(205)
Decrease (increase) in fair value of warrant liability	36	(289)
Other, net	(160)	(31)
Total other income (expense), net	$(107)	$(525)
The Company recognized interest income of $17,000 and interest expense of $205,000 for the three months ended March 31, 2020 and 2019, respectively, which in 2019 included the accrual of interest on the Company's term loan, as well as the amortization of deferred financing costs. Additionally, interest expense was lower in the three months ended March 31, 2020, compared to the corresponding 2019 period, due to the Company's $4.0 million payoff on its term loan principal balance in November 2019.
The Company recorded non-cash income of $36,000 and non-cash expense of $289,000 for the three months ended March 31, 2020 and 2019, respectively, resulting from the change in the fair value of the Company's warrant liability.
Other expense included net losses on foreign currency transactions of $159,000 and $94,000 for the three months ended March 31, 2020 and 2019, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $50,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively. The net income tax benefit for the three months ended March 31, 2020 and 2019, was impacted by the tax benefit for refundable research credits from United Kingdom operations offset by an increase in reserves for unrecognized tax benefits.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$8,365	$10,639
Working capital	$(1,711)	$829
Financing obligations	$194	$240
Operating lease liabilities	1,926	2,174
Financing obligations and operating lease liabilities	$2,120	$2,414
Management expects the Company will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves, as well as any cash flows that may be generated from current operations. Management also expects that the Company's financial resources will allow it to manage the anticipated impact of COVID-19 on its business operations for the foreseeable future, which could include delays in payments from customers and partners. The challenges posed by COVID-19 to the Company are expected to evolve rapidly. Consequently, management will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.
At March 31, 2020, the Company had aggregate negative working capital of $1.7 million, compared to positive working capital of $829,000 at December 31, 2019. Working capital includes current deferred revenue of $10.3 million and $10.1 million at March 31, 2020 and December 31, 2019, respectively. The primary contributor to the change in working capital was the cash used to fund the Company's operating loss during the three months ended March 31, 2020, including $811,000 of transaction-related expenses related to the Company's merger agreement with Synacor, Inc. Qumu anticipates additional merger-related expenses in the second quarter 2020 and thereafter until the merger is completed or the merger agreement is terminated.

Financing obligations as of March 31, 2020 and December 31, 2019 primarily consist of finance leases related to the acquisition of computer and network equipment and furniture. Operating lease liabilities consists of liabilities primarily related to the Company's office leases.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $3.1 million as of March 31, 2020. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$(1,889)	$17
Investing activities	(27)	(14)
Financing activities	(146)	(116)
Effect of exchange rate changes on cash	(212)	48
Net change in cash and cash equivalents	$(2,274)	$(65)
Operating activities
Net cash used in operating activities was $1.9 million for the three months ended March 31, 2020 compared to $17,000 net cash provided by operating activities for the corresponding 2019 period. The operating cash flows for the 2020 period were unfavorably impacted by the net loss for the period and change in receivables, offset by the favorable change in accrued expenses. The operating cash flows for the 2019 period were favorably impacted by the change in receivables, offset by unfavorable changes in contract assets, deferred income and customer deposits, and accrued compensation.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $27,000 for the three months ended March 31, 2020 compared to $14,000 in the corresponding 2019 period.
Financing activities
Financing activities used net cash of $146,000 for the three months ended March 31, 2020 and $116,000 in the comparable 2019 period. Primarily impacting the current period use of cash were principal payments of $93,000 on finance leases and other financing obligations.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement. Under the Company's merger agreement with Synacor, Inc., the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and the following, as well as other factors not now identified: the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, our revenues may decline or fail to grow; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected; we have a history of losses and we may not achieve or sustain cash flows or profitability in the future; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations, we may face circumstances in the future that could result in impairment charges, including, but not limited to, significant goodwill impairment charges; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; and the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Other forward-looking statements relating to the merger between Qumu and Synacor also are subject to risks and uncertainties that include, but are not limited to: (i) Synacor or Qumu may be unable to obtain shareholder approval as required for the merger; (ii) other conditions to the closing of the merger may not be satisfied; (iii) the merger may involve unexpected costs, liabilities or delays; (iv) the effect of the announcement of the merger on the ability of Synacor or Qumu to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom Synacor or Qumu does business, or on Synacor’s or Qumu’s operating results and business generally; (v) Synacor’s or Qumu’s respective businesses may suffer as a result of uncertainty surrounding the merger and disruption of management’s attention due to the merger; (vi) the outcome of any legal proceedings related to the merger; (vii) Synacor or Qumu may be adversely affected by other economic, business, and/or competitive factors; (viii) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (ix) the estimated financial results of each company for the first quarter of 2020 may not be representative of the combined company’s results for 2020 or any future period; (x) risks that the merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and (xi) other risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or at all or that the anticipated benefits of the merger will not be realized within the expected time period or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Vernon J. Hanzlik, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of March 31, 2020. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, except for the following:
The COVID-19 pandemic has significantly impacted worldwide business practices and economic conditions and could have a material effect on Qumu’s business, financial condition and operating results.
As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns.
In response to these developments, we have modified our business practices by restricting employee travel, moving to remote work, cancelling attendance at events and conferences, and implementing social distancing. The resources available to our employees working remotely may not enable them to maintain the same level of productivity and efficiency, particularly our sales employees whose in-person access to our customers and customer prospects has been significantly limited. While we have experienced only limited absenteeism from employees, absenteeism may increase in the future and may harm our productivity. Due to customer demand, Qumu has and may in the future rely upon outsourced professional services, which generally will negatively impact margins.
The COVID-19 pandemic also has changed worldwide business practices as companies have implemented COVID-19 travel restrictions, work-from-home requirements and social distancing protocols. As part of these changes, enterprises of all sizes are implementing technology plans to virtualize customer meetings, employee communications and major events – as well as record and store video assets for on-demand viewing.
Qumu believes that the COVID-19 crisis will act as a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, we believe this will drive demand and market adoption for Qumu’s video platform and tools. Widespread adoption and use of video in the enterprise is critical to Qumu’s future growth and success. However, there is no assurance that the COVID-19 crisis will result in substantial and sustained increased in use and acceptance of video as a primary communication channel or that this increased in use and acceptance of video will result in an increased demand among customers for Qumu’s video platform and tools.
Restrictions on the manufacturing, operations or workforce of our vendors and suppliers could limit our ability to meet customer demand for hardware purchased as a component of the overall Qumu solution, which would harm our ability to meet our delivery and installation obligations to customers and result in delayed or lost revenue and cash flow from collections. Furthermore, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, may result in higher costs and delays for supply of hardware, which could reduce our margins on hardware.
We anticipate that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, or other changes, have in the past resulted in and may in the future result in lower corporate spending among our customers and target customer. At this time, it is uncertain whether a COVID-19 driven slowdown or recession would result in lower spending by our customers and target customers on video technologies or soften the demand for our products. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus and address its impact, travel restrictions imposed, business closures or business disruption, and the actions taken throughout the world, to contain COVID-19 or treat its impact.

The markets for video content and software to manage video content are each in early stages of development. If this market does not develop or develops more slowly than Qumu expects, including as a result of COVID-19 impacts, Qumu’s revenues may decline or fail to grow.
The use of video as a mainstream communication and collaboration platform and the market for video content management software is in an early stage of development, and it is uncertain whether this use of video will achieve high levels of acceptance. Widespread adoption and use of video in the enterprise is critical to Qumu’s future growth and success. Likewise, it is uncertain whether video content management software will achieve high levels of demand and market adoption. Qumu’s success will depend on enterprises adopting video as a platform and upon enterprise demand for software to help them capture, organize and distribute this content. Qumu believes that the COVID-19 crisis will act as a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, we believe this will drive demand and market adoption for Qumu’s video platform and tools.
Despite the changes in business practices caused by the COVID-19 pandemic, some customers may be reluctant or unwilling to use video as a medium within the enterprise for a number of reasons, including lack of perceived benefit of this new method of communication and existing investments in other enterprise-wide communications tools. Further, even if customers are using video as a medium, these customers may choose to rely upon their own IT infrastructure and resources to manage their video content. Because many companies generally are predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to using software as a service provided by a third party. Privacy concerns and transition costs are also factors that may affect a potential customer’s decision to subscribe to an external solution.
Additional factors that may limit market acceptance of Qumu’s video content management software include:

•
competitive dynamics may cause pricing levels to change as the market matures and cause customers to seek out lower priced alternatives to Qumu’s video content management software or force Qumu to reduce the prices Qumu charges for its products or services; or

•
existing and new market participants may introduce new types of solutions and different approaches to enable enterprises to address their enterprise communications or video communications needs and these disruptive technologies may reduce demand for Qumu’s video content management software.

If customers do not perceive the benefits of Qumu’s video content management software, or if customers are unwilling to accept video content as an alternative to other more traditional forms of enterprise communication, the market for Qumu’s software might not continue to develop or might develop more slowly than Qumu expects, either of which would significantly adversely affect Qumu’s financial results and prospects.
Further, there is no assurance that the COVID-19 crisis will result in substantial and sustained increased in use and acceptance of video as a primary communication channel or that this increased in use and acceptance of video will result in an increased demand among customers for Qumu’s video platform and tools, either of which would significantly adversely affect Qumu’s financial results and prospects.
The COVID-19 pandemic may negatively impact the integration of the businesses of Synacor and Qumu and may adversely affect the combined company’s future results or the expected benefits of the merger.
Synacor and Qumu entered into the merger agreement with the expectation that the merger will result in various benefits, including certain cost savings and operational efficiencies or synergies. To realize these anticipated benefits, the businesses of Synacor and Qumu must be successfully integrated. Historically, Synacor and Qumu have been independent companies, and they will continue to be operated as such until the completion of the merger.
The integration may be complex and time consuming and may require substantial resources and effort. The management of the combined company may face significant challenges in consolidating the operations of Synacor and Qumu, integrating the two companies’ technologies, procedures, and policies, as well as addressing the different corporate cultures of the two companies. The merger and efforts to integrate the businesses of Qumu and Synacor may also be delayed and adversely affected by the COVID-19 outbreak and become more costly. If the companies are not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.
Because Qumu and Synacor are two independent companies with separate businesses, the COVID-19 pandemic may affect each company in differing ways or to differing degrees. If either company is adversely impacted by the COVID-19 pandemic or is unable to recover from an adverse impact on its business on a timely basis, the merger and the combined company’s business and financial conditions and results of operations following the completion of the merger would be adversely affected resulting in the anticipated benefits of the merger not being realized fully or at all, or taking longer to realize than expected.
Even after the COVID-19 outbreak has subsided, Qumu and Synacor and, in the future, the combined company, may experience material and adverse impact on their businesses. These may include a negative impact on operating results and financial condition as a result of its global economic impact, including any recession that has occurred or may occur in the future. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on the respective businesses of Qumu and Synacor is highly uncertain and subject to change, as well as variable depending on each company’s unique business attributes, markets, operations, financial position, and prospects. Neither Qumu nor Synacor yet know the full extent of potential impacts on its respective business or operations or those of the combined company or the global economy as a whole.
There can be no assurance that the global COVID-19 pandemic will not have a material and adverse impact on the business, operating results and financial condition of Qumu and Synacor and, in the future, the combined company. Accordingly, there is no assurance that the anticipated benefits of the merger will be realized fully or at all, or be realize in the timeframe expected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended March 31, 2020, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended March 31, 2020 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units. Under the Company's merger agreement with Synacor, Inc., the Company is prohibited from repurchasing or redeeming its stock, subject to certain exceptions relating to the exercise or vesting of equity awards.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2020 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2020	1,921	$2.56	—	778,365
February 2020	—	$—	—	778,365
March 2020	27,586	$1.77	—	778,365
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

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 8, 2020	By:	/s/ Vernon J. Hanzlik
Vernon J. Hanzlik
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)