Form 10-Q
period 2020-06-30
Qumu Corp
filed 2020-08-04
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota		41-1577970
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
510 1st Avenue North, Suite 305
Minneapolis,	Minnesota	55403
(Address of principal executive offices)		(Zip Code)
(612) 638-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	QUMU	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 30, 2020, the registrant had 13,529,596 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,887	$10,639
Receivables, net of allowance for doubtful accounts of $44 and $45, respectively	8,224	4,586
Contract assets	948	1,089
Income tax receivable	515	338
Prepaid expenses and other current assets	1,719	1,981
Total current assets	21,293	18,633
Property and equipment, net of accumulated depreciation of $2,651 and $2,520, respectively	464	596
Right of use assets – operating leases	1,490	1,746
Intangible assets, net	2,537	3,075
Goodwill	6,718	7,203
Deferred income taxes, non-current	12	21
Other assets, non-current	478	442
Total assets	$32,992	$31,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,744	$2,816
Accrued compensation	1,329	1,165
Deferred revenue	11,142	10,140
Operating lease liabilities	600	587
Financing obligations	203	157
Note payable	1,735	—
Derivative liability	35	—
Warrant liability	1,482	2,939
Total current liabilities	20,270	17,804
Long-term liabilities:
Deferred revenue, non-current	3,979	1,449
Income taxes payable, non-current	597	585
Operating lease liabilities, non-current	1,256	1,587
Financing obligations, non-current	39	83
Other liabilities, non-current	151	—
Total long-term liabilities	6,022	3,704
Total liabilities	26,292	21,508
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 13,529,221 and 13,553,409, respectively	135	136
Additional paid-in capital	78,416	78,061
Accumulated deficit	(68,492)	(65,128)
Accumulated other comprehensive loss	(3,359)	(2,861)
Total stockholders’ equity	6,700	10,208
Total liabilities and stockholders’ equity	$32,992	$31,716
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Software licenses and appliances	$4,061	$689	$5,601	$1,694
Service	5,273	4,676	9,960	10,769
Total revenues	9,334	5,365	15,561	12,463
Cost of revenues:
Software licenses and appliances	1,477	336	2,125	647
Service	1,463	1,227	2,902	2,453
Total cost of revenues	2,940	1,563	5,027	3,100
Gross profit	6,394	3,802	10,534	9,363
Operating expenses:
Research and development	2,088	1,838	3,868	3,512
Sales and marketing	2,181	2,212	4,399	4,564
General and administrative	2,320	1,579	4,913	3,325
Amortization of purchased intangibles	163	201	327	419
Total operating expenses	6,752	5,830	13,507	11,820
Operating loss	(358)	(2,028)	(2,973)	(2,457)
Other income (expense):
Interest expense, net	(22)	(214)	(5)	(419)
Decrease in fair value of derivative liability	105	—	105	—
Increase in fair value of warrant liability	(434)	(1,436)	(398)	(1,725)
Other, net	(37)	66	(197)	35
Total other expense, net	(388)	(1,584)	(495)	(2,109)
Loss before income taxes	(746)	(3,612)	(3,468)	(4,566)
Income tax benefit	(54)	(11)	(104)	(15)
Net loss	$(692)	$(3,601)	$(3,364)	$(4,551)

Net loss per share – basic:
Net loss per share – basic	$(0.05)	$(0.37)	$(0.25)	$(0.47)
Weighted average shares outstanding – basic	13,534	9,861	13,543	9,775
Net loss per share – diluted:
Loss attributable to common shareholders	$(820)	$(3,601)	$(3,658)	$(4,551)
Net loss per share – diluted	$(0.06)	$(0.37)	$(0.27)	$(0.47)
Weighted average shares outstanding – diluted	13,538	9,861	13,573	9,775
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(692)	$(3,601)	$(3,364)	$(4,551)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(18)	(278)	(498)	(35)
Total other comprehensive loss	(18)	(278)	(498)	(35)
Total comprehensive loss	$(710)	$(3,879)	$(3,862)	$(4,586)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(950)	—	(950)
Other comprehensive income, net of taxes	—	—	—	—	243	243
Issuance of stock under employee stock plan, net of forfeitures	156	2	(1)	—	—	1
Redemption of stock related to tax withholdings on employee stock plan issuances	(15)	—	(36)	—	—	(36)
Stock-based compensation	—	—	231	—	—	231
Balance at March 31, 2019	9,765	$98	$69,266	$(59,635)	$(3,045)	$6,684
Net loss	—	—	—	(3,601)	—	(3,601)
Other comprehensive loss, net of taxes	—	—	—	—	(278)	(278)
Issuance of stock under employee stock plan, net of forfeitures	146	1	41	—	—	42
Redemption of stock related to tax withholdings on employee stock plan issuances	(4)	—	(17)	—	—	(17)
Stock-based compensation	—	—	194	—	—	194
Balance at June 30, 2019	9,907	$99	$69,484	$(63,236)	$(3,323)	$3,024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248
Net loss	—	—	—	(692)	—	(692)
Other comprehensive loss, net of taxes	—	—	—	—	(18)	(18)
Issuance of stock under employee stock plan, net of forfeitures	1	(1)	—	—	—	(1)
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	164	—	—	164
Balance at June 30, 2020	13,529	$135	$78,416	$(68,492)	$(3,359)	$6,700

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(3,364)	$(4,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	809
Stock-based compensation	409	425
Accretion of debt discount and issuance costs	20	263
Gain on lease modification	—	(21)
Decrease in fair value of derivative liability	(105)	—
Increase in fair value of warrant liability	398	1,725
Deferred income taxes	9	7
Changes in operating assets and liabilities:
Receivables	(3,685)	3,290
Contract assets	140	(1,010)
Income taxes receivable / payable	(184)	(15)
Prepaid expenses and other assets	394	586
Accounts payable and other accrued liabilities	1,030	(397)
Accrued compensation	177	(711)
Deferred revenue	3,709	(1,445)
Other non-current liabilities	151	(24)
Net cash used in operating activities	(283)	(1,069)
Investing activities:
Purchases of property and equipment	(29)	(43)
Net cash used in investing activities	(29)	(43)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	—	42
Principal payments on financing obligations	(185)	(158)
Common stock repurchases to settle employee withholding liability	(54)	(53)
Net cash used in financing activities	(239)	(169)
Effect of exchange rate changes on cash	(201)	(6)
Net decrease in cash and cash equivalents	(752)	(1,287)
Cash and cash equivalents, beginning of period	10,639	8,636
Cash and cash equivalents, end of period	$9,887	$7,349
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$27	$(12)
Interest, net	$7	$8
Non-cash investing and financing activities:
Issuance of note payable and derivative liability for cancellation of warrant	$1,855	$—

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
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

(2)	Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,750	$7,902	$2,178	$14,830
Accumulated amortization	(3,470)	(7,670)	(1,153)	(12,293)
Intangibles assets, net	$1,280	$232	$1,025	$2,537

	December 31, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,878	$8,135	$2,182	$15,195
Accumulated amortization	(3,293)	(7,741)	(1,086)	(12,120)
Intangibles assets, net	$1,585	$394	$1,096	$3,075
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Six Months Ended June 30, 2020
Balance, beginning of period	$3,075
Amortization expense	(467)
Currency translation	(71)
Balance, end of period	$2,537

Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense associated with the developed technology included in cost of revenues	$68	$114	$140	$231
Amortization expense associated with other acquired intangible assets included in operating expenses	163	201	327	419
Total amortization expense	$231	$315	$467	$650

Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $6.7 million at June 30, 2020 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.

As of June 30, 2020, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Sustained declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

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
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$98	$85	$194	$278
Finance lease cost:
Amortization of right of use assets	31	31	62	44
Interest on lease liabilities	2	3	4	5
Total finance cost	33	34	66	49
Total lease cost	$131	$119	$260	$327

Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2020 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2020	$411	$45
2021	707	80
2022	668	5
2023	290	—
2024	112	—
Thereafter	—	—
Total undiscounted lease payments	2,188	130
Less amount representing interest	(332)	(5)
Present value of lease liabilities	$1,856	$125

Subleases
On January 17, 2019, the Company terminated a sublease agreement related to its Minneapolis, Minnesota headquarters and contemporaneously modified the Company's primary lease agreement. Upon modification, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's condensed consolidated statement of operations for the six months ended June 30, 2019. Sublease income was $35,000 and $73,000 for the three and six months ended June 30, 2019, respectively, which is reported in other income (expense) in the Company's condensed consolidated statement of operations. The Company reported no sublease income for the three and six months ended June 30, 2020.
Note Payable and Derivative Liability
On May 1, 2020, the Company canceled its outstanding warrant to ESW Holdings, Inc., which was for the purchase of up to 925,000 shares of Qumu's common stock at an exercise price of $1.96 per share and expiring January 2028. Additionally, the terms of the warrant provided for a cash settlement in the event of a change of control transaction referred to as a Fundamental Transaction, computed using a Black-Scholes option pricing model with specified inputs stipulated in the warrant agreement. The fair value of the warrant instrument has historically been reported as a liability in Qumu's consolidated financial statements, and, for certain historical reporting periods since its issuance, the shares underlying the warrant instrument were dilutive in the calculation of earnings per share.

As consideration for the warrant cancellation, the Company entered into a secured promissory note to ESW Holdings, Inc. ("note payable"), having a face amount of $1,833,000, which was less than the cash settlement amount of $1,983,000 computed under the terms of the warrant agreement, due on April 1, 2021 and bearing no interest. The payment obligations of the note will be accelerated upon a Fundamental Transaction, and Qumu would be required to pay an additional $150,000 to ESW Holdings, Inc. upon the closing of a Fundamental Transaction. The note to ESW Holdings, Inc. may be prepaid at any time without penalty.
The note payable was recorded at its present value of future cash flows of $1,833,000 discounted at 7.25% (prime plus 4.0%), which was $1,715,000 at May 1, 2020. The value of the note payable will be accreted up to its face value at maturity. As of June 30, 2020, the carrying value of the note payable was $1,735,000, which also approximated its fair value (Level 2).
The note payable contains a $150,000 contingent payment obligation due upon the closing of a Fundamental Transaction on or prior to the April 1, 2021 maturity date. This contingent payment obligation qualifies as an embedded derivative in accordance with ASC Topic 815, Derivatives and Hedging. The embedded derivative is measured at fair value and is remeasured at fair value each subsequent reporting period and reported on the Company's consolidated balance sheet as a derivative liability. Changes in fair value are recognized in other income (expense) in the consolidated statement of operations as "Decrease (increase) in fair value of derivative liability." See Note 4–"Fair Value Measurements."
In connection with the note, the Company and ESW Holdings, Inc. entered into a security agreement dated May 1, 2020 providing for a future security interest in certain assets of the Company that would not attach unless and until the occurrence of the Triggering Event specified therein. The termination of the merger agreement with Synacor, Inc. represented a Triggering Event, resulting in ESW Holdings, Inc. securing an interest in certain of Qumu's cash deposit accounts.
Contingencies
In connection with the termination of merger agreement with Synacor, Inc. on June 29, 2020, Qumu is contingently obligated to pay Synacor, Inc. $1,450,000 upon the occurrence of certain events with respect to an Acquisition Transaction during the 15 months following the termination. The Company has not accrued a liability related to this contingent obligation as the payment is not triggered until an Acquisition Transaction occurs. See Note 9–"Termination of Merger Agreement with Synacor, Inc."
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

As of June 30, 2020, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	314,286	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	414,286

The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "Decrease (increase) in fair value of warrant liability." The Company recorded non-cash expense of $434,000 and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and non-cash expense of $398,000 and $1.7 million for the six months ended June 30, 2020 and 2019, respectively, resulting from the change in fair value of the warrant liability.
On May 1, 2020, the Company canceled the ESW warrant in exchange for a note payable (see Note 3–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recorded non-cash income of $105,000 for both the three and six months ended June 30, 2020 resulting from the change in fair value of the derivative liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$1,224	$—	$—	$1,224
Warrant liability - iStudy	258	—	—	258
Warrant liability	$1,482	$—	$—	$1,482
Derivative liability	$35	$—	$—	$35
Total	$1,517	$—	$—	$1,517

		Fair Value Measurements Using
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - ESW	$2,149	$—	$—	$2,149
Warrant liability - Hale	645	—	—	645
Warrant liability - iStudy	145	—	—	145
Total	$2,939	$—	$—	$2,939

The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant and, prior to its cancellation, the ESW warrant. Consequently, as of June 30, 2020 and December 31, 2019, the liability related to each warrant was classified as a Level 3 liability.
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that increases or decreases the likelihood of triggering the note payable agreement's Fundamental Transaction contingency, resulting in Level 3 classification of the derivative liability.

The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

June 30, 2020
Probability-weighted timing of change in control	5.2 years

The following table summarizes the changes in fair value measurements for the six months ended June 30, 2020:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2019	$2,939	$—	$2,939
Cancellation of ESW warrant liability (Note 3)	(1,855)	—	(1,855)
Issuance of derivative liability upon cancellation of ESW warrant	—	140	140
Change in fair value	398	(105)	293
Balance at June 30, 2020	$1,482	$35	$1,517

(5)	Revenue
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software licenses and appliances	$4,061	$689	$5,601	$1,694
Service
Subscription, maintenance and support	4,673	4,154	8,833	9,717
Professional services and other	600	522	1,127	1,052
Total service	5,273	4,676	9,960	10,769
Total revenues	$9,334	$5,365	$15,561	$12,463

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$7,513	$3,192	$11,563	$7,500
Europe	1,616	1,904	3,490	4,145
Asia	205	269	508	818
Total	$9,334	$5,365	$15,561	$12,463

Contract Balances
The Company’s balances for contract assets totaled $948,000 and $1.1 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $15.1 million and $11.6 million as of June 30, 2020 and December 31, 2019, respectively.
During the three and six months ended June 30, 2020, the Company recognized $3.9 million and $6.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. During the three and six months ended June 30, 2019, the Company recognized $3.7 million and $6.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.2 million as of June 30, 2020, of which the Company expects to recognize $12.9 million of revenue over the next 12 months and the remainder thereafter. During the six months ended June 30, 2020 and 2019, no revenue was recognized from performance obligations satisfied in previous periods.

(6)	Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	—	8,000	—	25,000
Restricted stock awards and restricted stock units	—	98,196	53,600	196,688

The stock options, restricted stock awards and restricted stock units granted during the six months ended June 30, 2020 and 2019 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

In settlement of vested performance stock units granted in 2018, during the six months ended June 30, 2019 the Company issued 98,492 shares of restricted stock, which was equal to the number of vested 2018 performance stock units multiplied by the performance goals achievement of 100.0%. At December 31, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 performance stock units that were subject to vesting upon the achievement of performance goals for the performance period of January 1, 2019 to December 31, 2019. The outstanding unvested 2018 performance stock units were canceled on February 10, 2020 upon determination by the Compensation Committee of the Company's Board of Directors that the performance metric for the 2019 performance period was not achieved. Accordingly, as of June 30, 2020, there were no performance stock units outstanding.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation cost, before income tax benefit:
Stock options	$69	$76	$138	$170
Restricted stock awards and restricted stock units	95	118	271	250
Performance stock units	—	—	—	5
Total stock-based compensation	$164	$194	$409	$425

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation cost included in:
Cost of revenues	$5	$6	$10	$14
Operating expenses	159	188	399	411
Total stock-based compensation	$164	$194	$409	$425

(7)	Income Taxes
As of both June 30, 2020 and December 31, 2019, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.8 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $39,000 and $28,000 on a gross basis at June 30, 2020 and December 31, 2019, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)	Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss per share – basic
Net loss	$(692)	$(3,601)	$(3,364)	$(4,551)
Weighted average shares outstanding	13,534	9,861	13,543	9,775
Net loss per share – basic	$(0.05)	$(0.37)	$(0.25)	$(0.47)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(692)	$(3,601)	$(3,364)	$(4,551)
Numerator effect of dilutive securities
Warrants	(128)	—	(294)	—
Loss attributable to common shareholders	$(820)	$(3,601)	$(3,658)	$(4,551)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	13,534	9,861	13,543	9,775
Denominator effect of dilutive securities
Warrants	4	—	30	—
Diluted potential common shares	4	—	30	—
Weighted average shares outstanding – diluted	13,538	9,861	13,573	9,775
Net loss per share – diluted	$(0.06)	$(0.37)	$(0.27)	$(0.47)

Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1,054	1,328	1,055	1,372
Warrants	414	1,339	414	1,339
Restricted stock units	172	115	164	132
Total anti-dilutive	1,640	2,782	1,633	2,843

(9)	Termination of Merger Agreement with Synacor, Inc.
As previously disclosed, on February 11, 2020, Qumu Corporation (“Qumu) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Synacor, Inc. (“Synacor”) and Quantum Merger Sub I, Inc., a direct, wholly owned subsidiary of Synacor (“Merger Sub”).
On June 29, 2020, Qumu, Synacor and Merger Sub entered into an agreement to terminate the Merger Agreement (the “Mutual Termination Agreement”). Pursuant to the Mutual Termination Agreement, the Merger Agreement was terminated and the parties provided a mutual release of claims relating to the Merger Agreement and related agreements.
Pursuant to the terms of the Mutual Termination Agreement, Qumu paid Synacor $250,000 on June 29, 2020 and is obligated to pay an additional $1,450,000 if (a) within 15 months following June 29, 2020, an Acquisition Transaction in respect of Qumu is consummated with a Person other than Synacor or (b) (i) within 15 months following June 29, 2020, Qumu enters into a binding definitive agreement for an Acquisition Transaction with a Person other than Synacor and (ii) such Acquisition Transaction is ultimately consummated (whether or not during the foregoing 15 months period). For the purposes of the Mutual Termination Agreement, all references to 15% or 85% in the definition of “Acquisition Transaction” of the Merger Agreement shall be replaced by 50%.
During the three and six months ended June 30, 2020, the Company recognized transaction-related expenses related to the Company's Merger Agreement with Synacor, Inc. totaling $699,000 and $1.5 million, which are included within general and administrative expenses in the Company's condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Widespread adoption and use of video in the enterprise is critical to our future growth and success. Qumu believes that the COVID-19 crisis will act as a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, we believe this will drive demand and market adoption for Qumu’s video platform and tools. Qumu received early evidence of this expected increase in adoption and use of video in the enterprise due to COVID-19 in the first quarter 2020 ended March 31, 2020. During the last weeks of March 2020, Qumu received customer orders of $9.7 million total contract value, which were directly attributable to the new working environment caused by the pandemic COVID-19. Other customer orders and sales opportunities have also accelerated due to the customers’ COVID-19-driven video needs. Revenue increased 74% in the second quarter 2020 to $9.3 million from $5.4 million in the second quarter 2019. The increase in revenue was primarily due to a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by COVID-19.
Continuing into the second quarter ended June 30, 2020, Qumu believes that COVID-19 travel restrictions, work-from-home requirements and social distancing protocols are continuing factors motivating customers’ consideration of Qumu’s live and on-demand video for the enterprise software solutions. In particular, customers have expressed increased interest in our cloud and cloud-hybrid offering, evidenced by the addition in the second quarter ended June 30, 2020 of five new cloud or cloud-hybrid customers as well as the expansion or conversion of two existing enterprise customers to cloud or cloud-hybrid deployment.
Additionally, the significantly higher than historic usage of Qumu’s cloud-based enterprise video solution that experienced in the last weeks of the first quarter of 2020 continued into the second quarter 2020. The dramatic increase is the result of Qumu’s Global 2000 customer base mobilizing to support thousands of concurrent video users, as they operate under travel restrictions and mandatory work-at-home policies due to COVID-19. Through the second quarter 2020, Qumu continued to experience higher than average usage among its customers and anticipates this will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19. Qumu anticipates these usage patterns will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19, as well as generally following this period as customers increase their use of video as a primary communication channel in the enterprise.
The factors that initially drove demand for Qumu's solutions in the first quarter ended March 31, 2020 continue to impact the Company's business. Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. On May 5, 2020, Qumu announced that it expected 2020 revenue to be approximately $28.0 million as compared to 2019 revenue of $25.4 million. Given Qumu’s visibility to customer contracts and pipeline activity, Qumu announced on July 15, 2020 that it expects 2020 revenue to be approximately $29.0.
Qumu is continuing to adapt to the COVID-19 pandemic environment, with a focus on mitigating the near-term impact while positioning Qumu’s business for success during and coming out of the crisis. Actions being taken include:

•
Protecting Employees: While shelter-in-place and stay-at-home executive orders and similar requirements have continued to evolve since initially enacted in March 2020, Qumu’s employees in each of its locations – Minneapolis, Minnesota; Burlingame, California; London, England; and Hyderabad, India – continue to work remotely and support

Qumu’s operations globally. Qumu has not experienced any layoffs or furloughs and, due to expected revenue performance in 2020, does not expect future layoffs or furloughs. In the second half of 2020, Qumu expects to increase headcount to allow the Company to capitalize on the revenue opportunities presented by COVID-19 and enhance its product-related features and R&D efforts.

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

In the second half of 2020, Qumu expects cash flows from operating activities to be affected by those factors that have historically impacted operating cash flows – fluctuations in revenues, timing of customer payments, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as Qumu continues to support the growth of its business. Other than as described in this section, Qumu does not expect cash flows from operating activities to be specifically affected by COVID-19 impacts.
Qumu has not applied for any loan program under the Coronavirus Aid, Relief and Economic Security (CARES) Act, such as the Paycheck Protection Program, which requires an applicant to certify that the loan is necessary to support its ongoing operations. Due to Qumu’s current and expected future financial performance, Qumu does not believe a Paycheck Protection Program loan is necessary to support its ongoing operations.
For those entities such as Qumu not participating in the Paycheck Protection Program, the CARES Act provides companies the option to defer the payment of the employer's portion of social security taxes that would otherwise be required to be made during the period beginning on March 27, 2020 and ending December 31, 2020 (Payroll Tax Deferral Period). The first half of the deferred payments are due to be paid by December 31, 2021, and the second half of the deferred payments are due to be paid by December 31, 2022. Qumu intends to defer approximately $300,000 of payments related to the employer's portion of employees' social security taxes throughout the Payroll Tax Deferral Period in accordance with the CARES Act.
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

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the six months ended June 30, 2020 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2020 and 2019, and the percentage changes in these income and expense items relative to the prior year period, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2020	2019	2019 to 2020	2020	2019	2019 to 2020
Revenues	100.0%	100.0%	74%	100.0%	100.0%	25%
Cost of revenues	(31.5)	(29.1)	88	(32.3)	(24.9)	62
Gross profit	68.5	70.9	68	67.7	75.1	13
Operating expenses:
Research and development	22.4	34.3	14	24.8	28.2	10
Sales and marketing	23.4	41.2	(1)	28.3	36.6	(4)
General and administrative	24.8	29.5	47	31.6	26.7	48
Amortization of purchased intangibles	1.7	3.7	(19)	2.1	3.3	(22)
Total operating expenses	72.3	108.7	16	86.8	94.8	14
Operating loss	(3.8)	(37.8)	(82)	(19.1)	(19.7)	21
Other expense, net	(4.2)	(29.5)	(76)	(3.2)	(16.9)	(77)
Loss before income taxes	(8.0)	(67.3)	(79)	(22.3)	(36.6)	(24)
Income tax benefit	(0.6)	(0.2)	391	(0.7)	(0.1)	593
Net loss	(7.4)%	(67.1)%	(81)%	(21.6)%	(36.5)%	(26)%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Software licenses and appliances	$4,061	$689	$3,372	489%	$5,601	$1,694	$3,907	231%
Service
Subscription, maintenance and support	4,673	4,154	519	12	8,833	9,717	(884)	(9)
Professional services and other	600	522	78	15	1,127	1,052	75	7
Total service	5,273	4,676	597	13	9,960	10,769	(809)	(8)
Total revenues	$9,334	$5,365	$3,969	74%	$15,561	$12,463	$3,098	25%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increase in software licenses and appliances revenues in the three and six months ended June 30, 2020 and the increase in subscription, maintenance and support revenues in the three months ended June 30, 2020, compared to the corresponding 2019 periods, was primarily driven by revenue attributable to a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by the change in working environment due to COVID-19.
The decrease in subscription, maintenance and support revenues in the six months ended June 30, 2020, compared to the corresponding 2019 period, primary resulted from significant term software license sales in the six months ended June 30, 2019 for which revenue is recognized up front in accordance with the revenue recognition provisions of ASC 606.
Professional services revenues for the three and six months ended June 30, 2020 were generally consistent with the corresponding 2019 periods.
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
Due to the impact COVID-19 has had on working environments, Qumu generally expects increased demand for Qumu’s enterprise video as a service and Qumu’s other video software offerings both in the short-term and in the long-term, as well as increased usage of its video platform among existing and future customers.
Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Given Qumu’s current visibility to customer contracts and pipeline activity, Qumu expects 2020 revenue to be approximately $29.0 million as compared to 2019 revenue of $25.4 million.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase	Percent Increase			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Gross profit:
Software licenses and appliances	$2,584	$353	$2,231	632%	$3,476	$1,047	$2,429	232%
Service	3,810	3,449	361	10	7,058	8,316	(1,258)	(15)
Total gross profit	$6,394	$3,802	$2,592	68%	$10,534	$9,363	$1,171	13%

Gross margin:
Software licenses and appliances	63.6%	51.2%	12.4%		62.1%	61.8%	0.3%
Service	72.3%	73.8%	(1.5)%		70.9%	77.2%	(6.3)%
Total gross margin	68.5%	70.9%	(2.4)%		67.7%	75.1%	(7.4)%
The total gross margin percentage decreased 2.4% and 7.4% in the three and six months ended June 30, 2020, respectively, compared to the corresponding 2019 periods, resulting from sales mix in the current year periods that included more appliance revenue, which generally has lower margins. The 12.4% and 0.3% increase in software licenses and appliances gross margin in the three and six months ended June 30, 2020, respectively, compared to the corresponding 2019 periods, was due primarily to higher sales volume and sales mix that included a higher proportion of perpetual software revenue, for which the related costs are generally fixed. The 1.5% and 6.3% decrease in service gross margin in the three and six months ended June 30, 2020, respectively, compared to the corresponding 2019 periods, was primarily due to a decrease in higher margin term software license revenue, partially offset by decreased amortization expense as certain purchased intangible assets became fully amortized at the end of 2019. Additionally, the six months ended June 30, 2020 included outsourced professional services expenses for certain customer-specific projects, which negatively impacted services gross margin.
Gross profit includes $68,000 and $114,000 for the three months ended June 30, 2020 and 2019, respectively, and $140,000 and $231,000 for the six months ended June 30, 2020 and 2019, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Qumu, Inc. in the fourth quarter of 2011 and the acquisition of Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2020 is expected to include approximately $0.3 million of amortization expense for purchased intangibles, compared to $0.5 million for the full year 2019. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 22 and 19 at June 30, 2020 and 2019, respectively.
Future gross profit margins are expected fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense, and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Operating expenses:
Research and development	$2,088	$1,838	$250	14%	$3,868	$3,512	$356	10%
Sales and marketing	2,181	2,212	(31)	(1)	4,399	4,564	(165)	(4)
General and administrative	2,320	1,579	741	47	4,913	3,325	1,588	48
Amortization of purchased intangibles	163	201	(38)	(19)	327	419	(92)	(22)
Total operating expenses	$6,752	$5,830	$922	16%	$13,507	$11,820	$1,687	14%
Total operating expenses as a percent of revenues decreased to 72% for the three months ended June 30, 2020, compared to 109% for the three months ended June 30, 2019, decreased to 87% for the six months ended June 30, 2020, compared to 95% for the six months ended June 30, 2019, with the decrease primarily driven by higher revenue for the three and six months ended June 30, 2020. This decrease was partially offset by transaction-related expenses totaling $699,000 and $1.5 million for the three and six months ended June 30, 2020, respectively, related to the Company's merger agreement with Synacor, Inc. that were included in general and administrative expense. On June 29, 2020, Qumu and Synacor terminated the merger agreement and Qumu incurred a $250,000 termination fee, included in transaction-related expenses in general and administrative expense for the three and six months ended June 30, 2020. The Company had 86 and 80 personnel in operating activities at June 30, 2020 and 2019, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,453	$1,217	$236	19%	$2,701	$2,414	$287	12%
Overhead and other expenses	407	385	22	6	801	720	81	11
Outside services and consulting	203	202	1	—	316	310	6	2
Depreciation and amortization	2	1	1	100	2	2	—	—
Equity-based compensation	23	33	(10)	(30)	48	66	(18)	(27)
Total research and development expenses	$2,088	$1,838	$250	14%	$3,868	$3,512	$356	10%
Total research and development expenses as a percent of revenues were 22% and 34% for the three months ended June 30, 2020 and 2019, respectively, and 25% and 28% for the six months ended June 30, 2020 and 2019, respectively. The Company had 38 and 34 research and development personnel as of June 30, 2020 and 2019, respectively.
The increase in total research and development expenses of $250,000 and $356,000 in the three and six months ended June 30, 2020, compared to the corresponding 2019 periods, was primarily due to increased costs related to additional research and development personnel and increased incentive compensation costs. Qumu expects to incur increased research and development expenses in the second half of 2020 for additional projects to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,818	$1,695	$123	7%	$3,589	$3,521	$68	2%
Overhead and other expenses	190	253	(63)	(25)	427	544	(117)	(22)
Outside services and consulting	145	270	(125)	(46)	317	479	(162)	(34)
Depreciation and amortization	5	2	3	150	16	3	13	433
Equity-based compensation	23	(8)	31	(388)	50	17	33	194
Total sales and marketing expenses	$2,181	$2,212	$(31)	(1)%	$4,399	$4,564	$(165)	(4)%
Total sales and marketing expenses as a percent of revenues were 23% and 41% for the three months ended June 30, 2020 and 2019, respectively, and 28% and 37% for the six months ended June 30, 2020 and 2019, respectively. The Company had 31 and 27 sales and marketing personnel at June 30, 2020 and 2019, respectively.
The decrease in sales and marketing expenses of $31,000 and $165,000 in the three and six months ended June 30, 2020, respectively, compared to the corresponding 2019 periods, was primarily driven by cost savings resulting from sales activities and customer marketing events that were conducted virtually rather than in person and the inclusion of severance expense in the 2019 period, partially offset by higher costs associated with an increase in sales and marketing personnel, increased commissions expense, and increased incentive compensation expense. Additionally, expenses for the three and six months ended June 30, 2020, compared to the corresponding 2019 periods, were favorably impacted by cost reductions in overhead and other expenses in connection with the Company's consolidation of cloud hosting providers. Qumu expects higher sales and marketing expense for the full year 2020 as compared to the full year 2019 driven primarily by expected increased compensation and employee-related costs due to higher commissions expense, consistent with Qumu’s higher expected revenue in 2020 due to COVID-19.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$877	$739	$138	19%	$1,575	$1,458	$117	8%
Overhead and other expenses	252	239	13	5	560	580	(20)	(3)
Outside services and consulting	312	355	(43)	(12)	834	805	29	4
Depreciation and amortization	67	83	(16)	(19)	133	154	(21)	(14)
Equity-based compensation	113	163	(50)	(31)	301	328	(27)	(8)
Transaction-related expenses	699	—	699	n/m	1,510	—	1,510	n/m
Total general and administrative expenses	$2,320	$1,579	$741	47%	$4,913	$3,325	$1,588	48%
Total general and administrative expenses as a percent of revenues were 25% and 30% for the three months ended June 30, 2020 and 2019, respectively, and 32% and 27% for the six months ended June 30, 2020 and 2019, respectively. The Company had 17 and 19 general and administrative personnel at June 30, 2020 and 2019, respectively.
The increase in expenses of $741,000 and $1.6 million in the three and six months ended June 30, 2020, respectively, compared to the corresponding 2019 periods, was driven primarily by transaction-related expenses related to the Company's merger agreement and subsequent merger termination with Synacor, Inc. totaling $699,000 and $1.5 million. Additionally, compensation and employee-related expenses increased due to incentive compensation costs incurred in the three and six months ended June 30, 2020.

Amortization of Purchased Intangibles
Operating expenses include $163,000 and $201,000 for the three months ended June 30, 2020 and 2019, respectively, $327,000 and $419,000 for the six months ended June 30, 2020 and 2019, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and the acquisition of Kulu Valley in October 2014. Operating expenses for the full year 2020 are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue, compared to $0.8 million for the full year 2019.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense, net	(22)	(214)	$(5)	$(419)
Decrease in fair value of derivative liability	105	—	105	—
Increase in fair value of warrant liability	(434)	(1,436)	(398)	(1,725)
Other, net	(37)	66	(197)	35
Total other expense, net	$(388)	$(1,584)	$(495)	$(2,109)
The Company recognized interest expense of $22,000 and $214,000 for the three months ended June 30, 2020 and 2019, respectively, and interest expense of $5,000 and $419,000 for the six months ended June 30, 2020 and 2019, respectively, which in 2019 included the accrual of interest on the Company's term loan, as well as the amortization of deferred financing costs. Additionally, interest expense was lower in the three and six months ended June 30, 2020, compared to the corresponding 2019 period, due to the Company's $4.0 million payoff on its term loan principal balance in November 2019.
The Company recorded non-cash expense of $434,000 and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $398,000 and $1.7 million for the six months ended June 30, 2020 and 2019, respectively, resulting from the change in the fair value of the Company's warrant liability. For both the three and six months ended June 30, 2020, the Company recognized non-cash income of $105,000 on the change in the fair value of the Company's derivative liability related to a note payable agreement the Company entered into on May 1, 2020.
Other expense included net gains (losses) on foreign currency transactions of $(37,000) and $31,000 for the three months ended June 30, 2020 and 2019, respectively, and $(196,000) and $(63,000) for the six months ended June 30, 2020 and 2019, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $54,000 and $11,000 for the three months ended June 30, 2020 and 2019, respectively, and $104,000 and $15,000 for the six months ended June 30, 2020 and 2019, respectively. The net income tax benefit for the three and six months ended June 30, 2020 and 2019, was impacted by the tax benefit for refundable research credits from United Kingdom operations offset by an increase in reserves for unrecognized tax benefits.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$9,887	$10,639
Working capital	$1,023	$829
Financing obligations	$242	$240
Operating lease liabilities	1,856	2,174
Note payable	1,735	—
Financing obligations, operating lease liabilities and note payable	$3,833	$2,414
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
At June 30, 2020, the Company had aggregate working capital of $1.0 million, compared to working capital of $829,000 at December 31, 2019. Working capital includes current deferred revenue of $11.1 million and $10.1 million at June 30, 2020 and December 31, 2019, respectively. The primary contributor to the change in working capital was the increase in accounts receivable of $3.6 million, offset by cash used to fund the Company's operating loss during the six months ended June 30, 2020, including $1.5 million of transaction-related expenses related to the Company's merger agreement and subsequent merger termination with Synacor, Inc.
Financing obligations as of June 30, 2020 and December 31, 2019 primarily consist of finance leases related to the acquisition of computer and network equipment and furniture. Operating lease liabilities consists of liabilities primarily related to the Company's office leases. The note payable is non-interest bearing with a face amount of $1.83 million and maturing on April 1, 2021.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.1 million as of June 30, 2020. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows used in:
Operating activities	$(283)	$(1,069)
Investing activities	(29)	(43)
Financing activities	(239)	(169)
Effect of exchange rate changes on cash	(201)	(6)
Net change in cash and cash equivalents	$(752)	$(1,287)
Operating activities
Net cash used in operating activities was $283,000 for the six months ended June 30, 2020 compared to $1.1 million for the corresponding 2019 period. The operating cash flows for the 2020 period were unfavorably impacted by the net loss for the period and change in receivables, offset by the favorable change in deferred revenue. The operating cash flows for the 2019 period were favorably impacted by the change in receivables, offset by unfavorable changes in contract assets, deferred revenue and contract assets.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $29,000 for the six months ended June 30, 2020 compared to $43,000 in the corresponding 2019 period.
Financing activities
Financing activities used net cash of $239,000 for the six months ended June 30, 2020 and $169,000 in the comparable 2019 period. Primarily impacting the current period use of cash were principal payments of $185,000 on finance leases and other financing obligations.

In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, as well as other factors not now identified. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, TJ Kennedy, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of June 30, 2020. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
Below is a full restatement of the most significant risk factors applicable to Qumu. These risk factors supersede the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risk factors described in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
If any of the following risks actually occur, our business, results of operations and financial condition and the market price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the most significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. Any forecast regarding our future performance, including, but not limited to, forecasts regarding future revenue, product mix, cash flow and cash balances, are forward-looking statements. These forward-looking statements reflect various assumptions and are subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forward-looking statement, including the risks reflected in the risk factors set forth below. Consequently, the future results expressed or implied by any forward-looking statement are not guaranteed and the variation of actual results or events from such statements may be material and adverse.
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
The current spread of COVID-19 across many countries is expected to cause a significant global recession with a high proportion of economies of many nations experiencing the recession. Unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, or other changes, have in the past resulted in and may in the future result in lower corporate spending among our customers and target customer. At this time, it is uncertain whether the COVID-19 driven recession would result in lower spending by our customers and target customers on video technologies or soften the demand for our products. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.
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
The use of video as a mainstream communication and collaboration platform and the market for video content management software is in an early stage of development, and it is uncertain whether this use of video will achieve high levels of acceptance. Widespread adoption and use of video in the enterprise is critical to Qumu’s future growth and success. Likewise, it is uncertain whether video content management software will achieve high levels of demand and market adoption. Qumu’s success will depend on enterprises adopting video as a platform and upon enterprise demand for software to help them capture, organize and distribute this content. Qumu believes that the COVID-19 crisis will act as a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, we believe this will drive demand and market adoption for Qumu’s video platform and tools. In particular, we have noted a trend toward new customers choosing Qumu’s cloud-based enterprise video solution or existing customers converting to a cloud-based solution.
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
We experienced consolidated net losses of $6.4 million, $3.6 million and $11.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Moreover, we have historically not generated sufficient operating cash flow to fund our operations and expect to incur additional operating losses through 2020. Over the last several years, including into 2019, we have implemented an ongoing expense reduction program that, when combined with expected revenue performance in 2020, we believe will allow us to attain our goal of becoming cash flow breakeven in late 2020.
In order to achieve our goal of becoming cash flow breakeven and to achieve cash flow positivity and profitability in the future, we must increase the revenues received from the sale of our enterprise video content management software solutions, hardware, maintenance and support, and professional and other services, as well as achieve and maintain an expense structure that is aligned with our forecasted revenue and cash flows. Our ability to increase revenues depends upon increasing the number of new customers and expanding our sales to existing customers, maintaining high renewal rates among our existing customers, and maintaining our prices (despite pricing pressure due to competition). In the second half of 2020, Qumu expects cash flows from operating activities to be affected by those factors that have historically impacted operating cash flows – fluctuations in revenues, timing of customer payments, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as Qumu continues to support the growth of its business.
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
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Brightcove, MediaPlatform, Vbrick and Panopto who deliver video solutions to businesses. Qumu also encounters organizations utilizing Zoom and Microsoft’s Skype and Stream technologies. While some view Zoom and Microsoft as competitors to Qumu and some customers view their products as a complete alternative to Qumu’s technology, we believe that the Zoom, Microsoft and Qumu technologies can be seamlessly integrated and provide the customer with greater flexibility and improved manageability than use of their technologies alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
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

•	timing of customer purchase commitments, including the impact of long sales cycles and seasonal buying patterns;

•	timing of customer payments, including customer decisions to pre-pay;

•	variability in the size of customer purchases and the impact of large customer orders on a particular period;

•	the timing of major development projects and market launch of new products or improvements to existing products;

•	reductions in our customers’ budgets for information technology purchases and delays in their purchasing cycles, due to changing global economic or market conditions;

•	the impact to the marketplace of competitive products and pricing;

•	the timing and level of operating expenses;

•	the impact on revenue and expenses of acquisitions by us or by our competitors or the proposed merger with Synacor, Inc. that was terminated by mutual agreement June 29, 2020;

•	future accounting pronouncements or changes in our accounting policies; and

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
We also must comply with the policies, procedures and business requirements of our customers relating to data privacy and security, which can vary based upon the customer, the customer’s industry or location, and the product the customer selects, and which may be more restrictive than the privacy and security measures required by law or regulation. In particular, the European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries or to offer products that meet the needs of customers subject to European Union privacy laws and regulations. Likewise, the California Consumer Privacy Act is a state law intended to enhance privacy rights and consumer protection that may impact our ability to profitably operate across the United States given that our customers’ employees may be resident in California or to offer products that meet the needs of customers subject to California privacy laws and regulations.
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
Computer malware, viruses, computer hacking, phishing attacks, social engineering, and other electronic threats have become more prevalent, have occurred on our systems in the past, and may occur on our systems in the future. While we are taking measures to safeguard our solutions and services from cybersecurity threats and vulnerabilities, cyber-attacks and other security incidents continue to evolve in sophistication and frequency. The connection of our software solutions to our customers and their information technology environments could present the opportunity for an attack on our systems to serve as a way to obtain access into our customers’ systems, which could have a material adverse effect on our financial condition and growth prospects. Our security measures may also be breached due to employee or other error, intentional malfeasance and other third-party acts, and system errors or vulnerabilities, including vulnerabilities of our third party vendors, customers, or otherwise. Businesses have experienced material sales declines after discovering data breaches, and our business could be similarly impacted. The costs to continuously improve the security of our solutions and reduce the likelihood of a successful attack are high and may continue to increase. Furthermore, some U.S. states and international jurisdictions have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of the data security measures of our solutions. Any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation, impair our ability to retain existing customers and attract new customers and expose us to legal claims and government action, each of which could have a material adverse impact on our business, results of operations and financial condition.
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
The limited trading volume of our common stock could affect your ability to sell your shares at a satisfactory price.
We have historically experienced a limited trading volume in our common stock. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership. As a result, the trading prices of our common stock have been and may continue to be more volatile. In addition, in the absence of an active public trading market, shareholders may be unable to liquidate their shares of our common stock at a satisfactory price.

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

•
the provisions of our stock incentive plan allowing for the acceleration of vesting or payments of awards granted under the plan in the event of specified events that result in a “change in control” and the provisions of our outstanding awards requiring acceleration of vesting or payments of those awards in the event of a “change in control”;

•	the provisions of our agreements provide for severance payments to our executive officers in the event of certain terminations following a “change in control”; and

•
the provisions of our mutual termination agreement dated June 29, 2020 with Synacor, Inc. that requires the payment to Synacor of $1,450,000 in the event of certain acquisitions of Qumu and the provisions of our secured promissory note dated May 1, 2020 to ESW Holdings, Inc. that accelerates the payment of the note in the event of certain acquisitions of Qumu and increases the amount of the required note payment by $150,000 to a total of $1,982,888.

These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended June 30, 2020, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended June 30, 2020 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2020 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2020	306	$2.44	—	778,365
May 2020	—	$—	—	778,365
June 2020	75	$2.37	—	778,365
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits

(a)	The following exhibits are included herein:

31.1‡	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31.2‡	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32†	Certifications pursuant to 18 U.S.C. §1350.

101‡
Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements

104‡	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 4, 2020	By:	/s/ TJ Kennedy
TJ Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)