Form 10-Q
period 2020-09-30
Qumu Corp
filed 2020-11-03
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 29, 2020, the registrant had 13,712,845 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,352	$10,639
Receivables, net of allowance for doubtful accounts of $44 and $45, respectively	5,699	4,586
Contract assets	802	1,089
Income tax receivable	289	338
Prepaid expenses and other current assets	1,882	1,981
Total current assets	20,024	18,633
Property and equipment, net of accumulated depreciation of 2,741 and 2,520, respectively	431	596
Right of use assets – operating leases	1,425	1,746
Intangible assets, net	2,341	3,075
Goodwill	7,036	7,203
Deferred income taxes, non-current	12	21
Other assets, non-current	458	442
Total assets	$31,727	$31,716
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,104	$2,816
Accrued compensation	1,777	1,165
Deferred revenue	12,280	10,140
Operating lease liabilities	627	587
Financing obligations	123	157
Note payable	1,767	—
Derivative liability	36	—
Warrant liability	1,814	2,939
Total current liabilities	20,528	17,804
Long-term liabilities:
Deferred revenue, non-current	3,612	1,449
Income taxes payable, non-current	602	585
Operating lease liabilities, non-current	1,137	1,587
Financing obligations, non-current	18	83
Other liabilities, non-current	264	—
Total long-term liabilities	5,633	3,704
Total liabilities	26,161	21,508
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 13,712,845 and 13,553,409, respectively	137	136
Additional paid-in capital	78,758	78,061
Accumulated deficit	(70,350)	(65,128)
Accumulated other comprehensive loss	(2,979)	(2,861)
Total stockholders’ equity	5,566	10,208
Total liabilities and stockholders’ equity	$31,727	$31,716
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Software licenses and appliances	$548	$1,962	$6,149	$3,656
Service	6,082	4,709	16,042	15,478
Total revenues	6,630	6,671	22,191	19,134
Cost of revenues:
Software licenses and appliances	219	719	2,344	1,366
Service	1,435	1,294	4,337	3,747
Total cost of revenues	1,654	2,013	6,681	5,113
Gross profit	4,976	4,658	15,510	14,021
Operating expenses:
Research and development	2,105	1,849	5,973	5,361
Sales and marketing	2,044	2,083	6,443	6,647
General and administrative	2,142	1,673	7,055	4,998
Amortization of purchased intangibles	165	168	492	587
Total operating expenses	6,456	5,773	19,963	17,593
Operating loss	(1,480)	(1,115)	(4,453)	(3,572)
Other income (expense):
Gain on sale of BriefCam, Ltd.	—	41	—	41
Interest expense, net	(33)	(235)	(38)	(654)
Decrease (increase) in fair value of derivative liability	(1)	—	104	—
Decrease (increase) in fair value of warrant liability	(332)	973	(730)	(752)
Other, net	(55)	(3)	(252)	32
Total other income (expense), net	(421)	776	(916)	(1,333)
Loss before income taxes	(1,901)	(339)	(5,369)	(4,905)
Income tax benefit	(43)	(118)	(147)	(133)
Net loss	$(1,858)	$(221)	$(5,222)	$(4,772)

Net loss per share – basic:
Net loss per share – basic	$(0.14)	$(0.02)	$(0.39)	$(0.49)
Weighted average shares outstanding – basic	13,579	9,913	13,555	9,822
Net loss per share – diluted:
Loss attributable to common shareholders	$(1,858)	$(1,194)	$(5,516)	$(4,772)
Net loss per share – diluted	$(0.14)	$(0.11)	$(0.41)	$(0.49)
Weighted average shares outstanding – diluted	13,579	10,413	13,575	9,822
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,858)	$(221)	$(5,222)	$(4,772)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	380	(254)	(118)	(289)
Total other comprehensive income (loss)	380	(254)	(118)	(289)
Total comprehensive loss	$(1,478)	$(475)	$(5,340)	$(5,061)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(950)	—	(950)
Other comprehensive income, net of taxes	—	—	—	—	243	243
Issuance of stock under employee stock plan, net of forfeitures	156	2	(1)	—	—	1
Redemption of stock related to tax withholdings on employee stock plan issuances	(15)	—	(36)	—	—	(36)
Stock-based compensation	—	—	231	—	—	231
Balance at March 31, 2019	9,765	$98	$69,266	$(59,635)	$(3,045)	$6,684
Net loss	—	—	—	(3,601)	—	(3,601)
Other comprehensive loss, net of taxes	—	—	—	—	(278)	(278)
Issuance of stock under employee stock plan, net of forfeitures	146	1	41	—	—	42
Redemption of stock related to tax withholdings on employee stock plan issuances	(4)	—	(17)	—	—	(17)
Stock-based compensation	—	—	194	—	—	194
Balance at June 30, 2019	9,907	$99	$69,484	$(63,236)	$(3,323)	$3,024
Net loss	—	—	—	(221)	—	(221)
Other comprehensive loss, net of taxes	—	—	—	—	(254)	(254)
Issuance of stock under employee stock plan, net of forfeitures	2	—	4	—	—	4
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	219	—	—	219
Balance at September 30, 2019	9,909	$99	$69,705	$(63,457)	$(3,577)	$2,770

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248
Net loss	—	—	—	(692)	—	(692)
Other comprehensive loss, net of taxes	—	—	—	—	(18)	(18)
Issuance of stock under employee stock plan, net of forfeitures	1	(1)	—	—	—	(1)
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	164	—	—	164
Balance at June 30, 2020	13,529	$135	$78,416	$(68,492)	$(3,359)	$6,700
Net loss	—	—	—	(1,858)	—	(1,858)
Other comprehensive loss, net of taxes	—	—	—	—	380	380
Issuance of stock under employee stock plan, net of forfeitures	206	2	236	—	—	238
Redemption of stock related to tax withholdings on employee stock plan issuances	(22)	—	(105)	—	—	(105)
Stock-based compensation	—	—	211	—	—	211
Balance at September 30, 2020	13,713	$137	$78,758	$(70,350)	$(2,979)	$5,566

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(5,222)	$(4,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	935	1,170
Stock-based compensation	620	644
Accretion of debt discount and issuance costs	52	403
Gain on sale of BriefCam, Ltd.	—	(41)
Gain on lease modification	—	(21)
Decrease in fair value of derivative liability	(104)	—
Increase in fair value of warrant liability	730	752
Deferred income taxes	9	8
Changes in operating assets and liabilities:
Receivables	(1,107)	2,038
Contract assets	296	(845)
Income taxes receivable / payable	70	62
Prepaid expenses and other assets	268	573
Accounts payable and other accrued liabilities	(629)	546
Accrued compensation	617	(732)
Deferred revenue	4,338	(431)
Other non-current liabilities	264	(24)
Net cash provided by (used in) operating activities	1,137	(670)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	—	41
Purchases of property and equipment	(68)	(137)
Net cash used in investing activities	(68)	(96)
Financing activities:
Proceeds from issuance of common stock under employee stock plans	238	46
Principal payments on financing obligations	(286)	(242)
Common stock repurchases to settle employee withholding liability	(160)	(54)
Net cash used in financing activities	(208)	(250)
Effect of exchange rate changes on cash	(148)	(95)
Net increase (decrease) in cash and cash equivalents	713	(1,111)
Cash and cash equivalents, beginning of period	10,639	8,636
Cash and cash equivalents, end of period	$11,352	$7,525
Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(264)	$(207)
Interest, net	$12	$14
Non-cash investing and financing activities:
Issuance of note payable and derivative liability for cancellation of warrant	$1,855	$—

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     Nature of Business and Basis of Presentation
Qumu Corporation ("Qumu" or the "Company") provides the software solutions to create, manage, secure, distribute and measure the success of live, on-demand and video content management solutions for enterprises. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. The world’s largest organizations leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases including self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company markets its products to customers primarily in North America, Europe and Asia.
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

Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.
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

(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,834	$8,054	$2,181	$15,069
Accumulated amortization	(3,654)	(7,883)	(1,191)	(12,728)
Intangibles assets, net	$1,180	$171	$990	$2,341

	December 31, 2019
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,878	$8,135	$2,182	$15,195
Accumulated amortization	(3,293)	(7,741)	(1,086)	(12,120)
Intangibles assets, net	$1,585	$394	$1,096	$3,075
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Nine Months Ended September 30, 2020
Balance, beginning of period	$3,075
Amortization expense	(704)
Currency translation	(30)
Balance, end of period	$2,341
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense associated with the developed technology included in cost of revenues	$72	$109	$212	$340
Amortization expense associated with other acquired intangible assets included in operating expenses	165	168	492	587
Total amortization expense	$237	$277	$704	$927

Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd., and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.0 million at September 30, 2020 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
As of September 30, 2020, the Company’s market capitalization, without a control premium, was greater than its book value and, as a result, the Company concluded there was no goodwill impairment. Sustained declines in the Company’s market capitalization or a downturn in its future financial performance and/or future outlook could require the Company to record goodwill and other impairment charges. While a goodwill impairment charge is a non-cash charge, it would have a negative impact on the Company's results of operations.

(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next two years. The Company also has non-cancellable operating leases, primarily for office space, that expire at various dates over the next four years. The Company has two leases that each contain a renewal option for a period of five years. Because the Company is not reasonably certain to exercise this option, the option is not considered in determining the lease term.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$103	$154	$297	$432
Finance lease cost:
Amortization of right of use assets	31	31	93	75
Interest on lease liabilities	2	3	6	8
Total finance cost	33	34	99	83
Total lease cost	$136	$188	$396	$515
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2020 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2020	$237	$23
2021	711	80
2022	671	5
2023	294	—
2024	114	—
Total undiscounted lease payments	2,027	108
Less amount representing interest	(263)	(4)
Present value of lease liabilities	$1,764	$104
Subleases
On January 17, 2019, the Company terminated a sublease agreement related to its Minneapolis, Minnesota headquarters and contemporaneously modified the Company's primary lease agreement. Upon modification, the Company recognized a gain of $21,000, which is reported in other income (expense) in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2019. Sublease income was $32,000 and $105,000 for the three and nine months ended September 30, 2019, respectively, which is reported in other income (expense) in the Company's condensed consolidated statement of operations. The Company reported no sublease income for the three and nine months ended September 30, 2020.
Note Payable and Derivative Liability
On May 1, 2020, the Company canceled its outstanding warrant to ESW Holdings, Inc. ("ESW warrant") which was for the purchase of up to 925,000 shares of Qumu's common stock at an exercise price of $1.96 per share and expiring January 2028. Additionally, the terms of the warrant provided for a cash settlement in the event of a change of control transaction referred to as a Fundamental Transaction, computed using a Black-Scholes option pricing model with specified inputs stipulated in the warrant agreement. The fair value of the warrant instrument has historically been reported as a liability in Qumu's consolidated financial statements, and, for certain historical reporting periods since its issuance, the shares underlying the warrant instrument were dilutive in the calculation of earnings per share.
As consideration for the warrant cancellation, the Company entered into a secured promissory note to ESW Holdings, Inc. ("note payable"), having a face amount of $1,833,000, which was less than the cash settlement amount of $1,983,000 computed under the terms of the warrant agreement, due on April 1, 2021 and bearing no interest. The payment obligation of the note will be accelerated upon a Fundamental Transaction, and Qumu would be required to pay an additional $150,000 to ESW Holdings, Inc. upon the closing of a Fundamental Transaction. The note payable may be prepaid at any time without penalty.
The note payable was recorded at its present value of future cash flows of $1,833,000 discounted at 7.25% (prime plus 4.0%), which was $1,715,000 at May 1, 2020. The value of the note payable will be accreted up to its face value at maturity. As of September 30, 2020, the carrying value of the note payable was $1,767,000, which also approximated its fair value.
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
Contingencies
In connection with the termination of merger agreement with Synacor, Inc. on June 29, 2020, Qumu is contingently obligated to pay Synacor, Inc. $1,450,000 upon the occurrence of certain events with respect to an Acquisition Transaction (as defined in the mutual termination agreement with Synacor, Inc.) during the 15 months following the termination, that is, by September 29, 2021. The Company has not accrued a liability related to this contingent obligation as the payment is not triggered unless and until an Acquisition Transaction occurs. See Note 9–"Termination of Merger Agreement with Synacor, Inc."
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

(4) Fair Value Measurements
Assets and liabilities measured at fair value are classified into the following categories:
•Level 1: Inputs are unadjusted quoted prices in active markets for identical assets and liabilities.
•Level 2: Inputs include data points that are observable such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) such as interest rates and yield curves that are observable for the asset or liability, either directly or indirectly.
•Level 3: Inputs are generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect an entity’s own estimates of assumptions that market participants would use in pricing the asset or liability.

As of September 30, 2020, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	314,286	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	414,286
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "Decrease (increase) in fair value of warrant liability." The Company recorded non-cash expense of $332,000 and non-cash income of $973,000 for the three months ended September 30, 2020 and 2019, respectively, and non-cash expense of $730,000 and $752,000 for the nine months ended September 30, 2020 and 2019, respectively, resulting from the change in fair value of the warrant liability.
On May 1, 2020, the Company canceled the ESW warrant in exchange for a note payable (see Note 3–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recorded non-cash expense of $1,000 for the three months ended September 30, 2020 and non-cash income of $104,000 for the nine months ended September 30, 2020 resulting from the change in fair value of the derivative liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$1,462	$—	$—	$1,462
Warrant liability - iStudy	352	—	—	352
Warrant liability	$1,814	$—	$—	$1,814
Derivative liability	$36	$—	$—	$36
Total	$1,850	$—	$—	$1,850

		Fair Value Measurements Using
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - ESW	$2,149	$—	$—	$2,149
Warrant liability - Hale	645	—	—	645
Warrant liability - iStudy	145	—	—	145
Total	$2,939	$—	$—	$2,939
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant and, prior to its cancellation, the ESW warrant. Consequently, as of September 30, 2020 and December 31, 2019, the liability related to each warrant was classified as a Level 3 liability.
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that increases or decreases the likelihood of triggering the note payable agreement's Fundamental Transaction contingency, resulting in Level 3 classification of the derivative liability.

The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

September 30, 2020
Probability-weighted timing of change in control	5.1 years
The following table summarizes the changes in fair value measurements for the nine months ended September 30, 2020:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2019	$2,939	$—	$2,939
Cancellation of ESW warrant liability (Note 3)	(1,855)	—	(1,855)
Issuance of derivative liability upon cancellation of ESW warrant	—	140	140
Change in fair value	730	(104)	626
Balance at September 30, 2020	$1,814	$36	$1,850

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software licenses and appliances	$548	$1,962	$6,149	$3,656
Service
Subscription, maintenance and support	5,349	4,166	14,182	13,883
Professional services and other	733	543	1,860	1,595
Total service	6,082	4,709	16,042	15,478
Total revenues	$6,630	$6,671	$22,191	$19,134

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$4,238	$4,916	$15,801	$12,416
Europe	2,106	1,505	5,596	5,650
Asia	286	250	794	1,068
Total	$6,630	$6,671	$22,191	$19,134
Contract Balances
The Company’s balances for contract assets totaled $802,000 and $1.1 million as of September 30, 2020 and December 31, 2019, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $15.9 million and $11.6 million as of September 30, 2020 and December 31, 2019, respectively.
During the three and nine months ended September 30, 2020, the Company recognized $4.2 million and $8.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. During the three and nine months ended September 30, 2019, the Company recognized $3.4 million and $8.3 million respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $26.7 million as of September 30, 2020, of which the Company expects to recognize $14.7 million of revenue over the next 12 months and the remainder thereafter. During the nine months ended September 30, 2020 and 2019, no revenue was recognized from performance obligations satisfied in previous periods.

(6) Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	457,692	14,000	457,692	39,000
Restricted stock awards and restricted stock units	511,392	25,900	564,992	222,588
With the exception of the awards described in the following paragraph, the stock options, restricted stock awards and restricted stock units granted during the nine months ended September 30, 2020 and 2019 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

In addition to awards granted under the 2007 Plan, the Company granted a non-qualified option to purchase 457,692 shares of its common stock to a newly hired executive management level employee on July 22, 2020, which was the first date of an open window period following the first day of employment. The option was granted outside of any shareholder-approved plan as an inducement to accept employment with the Company. The option has an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant date, vest in three equal installments on each of the first three anniversaries of the date of grant and has a term of seven years. In other respects, the option was structured to mirror the terms of the options granted under the 2007 Plan and are subject to a stock option agreement between the Company and the employee.

During the three months ended September 30, 2020, the Company's shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 3,730,320 shares.

In settlement of vested performance stock units granted in 2018, during the nine months ended September 30, 2019 the Company issued 98,492 shares of restricted stock, which was equal to the number of vested 2018 performance stock units multiplied by the performance goals achievement of 100%. At December 31, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 performance stock units that were subject to vesting upon the achievement of performance goals for the performance period of January 1, 2019 to December 31, 2019. The outstanding unvested 2018 performance stock units were canceled on February 10, 2020 upon determination by the Compensation Committee of the Company's Board of Directors that the performance metric for the 2019 performance period was not achieved. Accordingly, as of September 30, 2020, there were no performance stock units outstanding.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation cost, before income tax benefit:
Stock options	$119	$85	$257	$255
Restricted stock awards and restricted stock units	92	134	363	384
Performance stock units	—	—	—	5
Total stock-based compensation	$211	$219	$620	$644

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation cost included in:
Cost of revenues	$12	$6	$22	$20
Operating expenses	199	213	598	624
Total stock-based compensation	$211	$219	$620	$644

(7) Income Taxes
As of both September 30, 2020 and December 31, 2019, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.8 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $45,000 and $28,000 on a gross basis at September 30, 2020 and December 31, 2019, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8) Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per share – basic
Net loss	$(1,858)	$(221)	$(5,222)	$(4,772)
Weighted average shares outstanding	13,579	9,913	13,555	9,822
Net loss per share – basic	$(0.14)	$(0.02)	$(0.39)	$(0.49)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(1,858)	$(221)	$(5,222)	$(4,772)
Numerator effect of dilutive securities
Warrants	—	(973)	(294)	—
Loss attributable to common shareholders	$(1,858)	$(1,194)	$(5,516)	$(4,772)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	13,579	9,913	13,555	9,822
Denominator effect of dilutive securities
Warrants	—	500	20	—
Diluted potential common shares	—	500	20	—
Weighted average shares outstanding – diluted	13,579	10,413	13,575	9,822
Net loss per share – diluted	$(0.14)	$(0.11)	$(0.41)	$(0.49)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,218	1,268	1,110	1,337
Warrants	414	—	414	1,339
Restricted stock units	282	109	204	124
Total anti-dilutive	1,914	1,377	1,728	2,800

(9)     Termination of Merger Agreement with Synacor, Inc.
As previously disclosed, on February 11, 2020, Qumu Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Synacor, Inc. (“Synacor”) and Quantum Merger Sub I, Inc., a direct, wholly owned subsidiary of Synacor (“Merger Sub”).
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
During the three and nine months ended September 30, 2020, the Company recognized transaction-related expenses related to the Company's Merger Agreement with Synacor totaling $113,000 and $1.6 million, respectively, which are included within general and administrative expenses in the Company's condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in Part II. Other Information, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the period ended June 30, 2020 and those discussed in "Risk Factors" included in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Overview
Qumu Corporation ("Qumu" or the "Company") provides the software solutions to create, manage, secure, distribute and measure the success of live, on-demand and video content management solutions for enterprises. Qumu's platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge.
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
Continuing into the third quarter ended September 30, 2020, Qumu believes that COVID-19 travel restrictions, work-from-home requirements and social distancing protocols are continuing factors motivating customers’ consideration of Qumu’s live, on-demand and video content management solutions. In particular, customers have expressed increased interest in our cloud and cloud-hybrid offering, evidenced by the addition in the third quarter ended September 30, 2020 of eight new cloud or cloud-hybrid customers as well as the expansion or conversion of three existing enterprise customers to cloud or cloud-hybrid deployment.
Additionally, the significantly higher than historic usage of Qumu’s cloud-based enterprise video solution that experienced in the last weeks of the first half of 2020 continued into the third quarter 2020. The dramatic increase is the result of Qumu’s Global 2000 customer base mobilizing to support thousands of concurrent video users, as they operate under travel restrictions and mandatory work-at-home policies due to COVID-19. The Company hosted 30 million viewers on Qumu Cloud during the third quarter, up 28% from the second quarter 2020 and up 911% from the third quarter 2019. Qumu anticipates these usage patterns will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19, as well as generally following this period as customers increase their use of video as a primary communication channel in the enterprise.

The factors that initially drove demand for Qumu's solutions in the first three quarters of 2020 continue to impact the Company's business. Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. On May 5, 2020, Qumu announced that it expected 2020 revenue to be approximately $28.0 million as compared to 2019 revenue of $25.4 million. Given Qumu’s visibility to customer contracts and pipeline activity, Qumu announced on July 15, 2020 that it expects 2020 revenue to be approximately $29.0.
Consistent with the initiatives described in prior quarterly reports, in the third quarter 2020, Qumu is continuing to take actions to protect and support its employees who continue to work remotely and support Qumu’s operations globally, to prioritize services and supplies to ensure Qumu’s ability to maintain service levels and deliver on our commitments to Qumu customers, and to monitor the nature and extent of the financial impact of COVID-19 on Qumu’s customers and on Qumu’s cash flows from operating activities.
In the third quarter 2020, Qumu began the initial implementation phase of its long-term strategic roadmap, which is designed to position Qumu as a more focused, cloud-first organization driving improved, high-margin recurring revenues and to allow Qumu to capture the evolving opportunities presented by the transformation underway in the way organizations drive communication. In direct response to changes in customer’s video needs, Qumu built and deployed a new app that enables Zoom to be used as the front end for any large-scale video broadcast. Qumu is also expanding and diversifying its go-to-market strategy. As part of the initiatives in this strategy, Qumu launched an e-commerce self-service solution that enables a highly automated and low-touch sale of Qumu’s cloud-based solution to small and medium-sized organizations.
The Company's actual results could differ materially from those anticipated in the forward-looking statements included in this discussion of the impact of COVID-19 as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in Part II. Other Information, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the period ended June 30, 2020 and those discussed in "Risk Factors" included in Part II. Other Information, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the nine months ended September 30, 2020 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2020 and 2019, and the percentage changes in these income and expense items relative to the prior year period, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2020	2019	2019 to 2020	2020	2019	2019 to 2020
Revenues	100.0%	100.0%	(1)%	100.0%	100.0%	16%
Cost of revenues	(24.9)	(30.2)	(18)	(30.1)	(26.7)	31
Gross profit	75.1	69.8	7	69.9	73.3	11
Operating expenses:
Research and development	31.8	27.7	14	27.0	28.0	11
Sales and marketing	30.8	31.2	(2)	29.0	34.7	(3)
General and administrative	32.3	25.1	28	31.8	26.1	41
Amortization of purchased intangibles	2.5	2.5	(2)	2.2	3.2	(16)
Total operating expenses	97.4	86.5	12	90.0	92.0	13
Operating loss	(22.3)	(16.7)	33	(20.1)	(18.7)	25
Other expense, net	(6.3)	11.6	(154)	(4.1)	(6.9)	(31)
Loss before income taxes	(28.6)	(5.1)	461	(24.2)	(25.6)	9
Income tax benefit	(0.6)	(1.8)	(64)	(0.7)	(0.7)	11
Net loss	(28.0)%	(3.3)%	741%	(23.5)%	(24.9)%	9%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase	Percent Increase
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Software licenses and appliances	$548	$1,962	$(1,414)	(72)%	$6,149	$3,656	$2,493	68%
Service
Subscription, maintenance and support	5,349	4,166	1,183	28	14,182	13,883	299	2
Professional services and other	733	543	190	35	1,860	1,595	265	17
Total service	6,082	4,709	1,373	29	16,042	15,478	564	4
Total revenues	$6,630	$6,671	$(41)	(1)%	$22,191	$19,134	$3,057	16%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The increases in software licenses and appliances revenues and subscription, maintenance and support revenues in the nine months ended September 30, 2020, compared to the corresponding 2019 period, were primarily driven by revenue attributable to a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by the change in working environment due to COVID-19.
The decrease in software licenses and appliances revenues in the three months ended September 30, 2020, compared to the corresponding 2019 period, was primarily driven by revenue attributable to a few large perpetual software license and appliance sales to new and existing customers in the third quarter 2019. The increase in subscription, maintenance and support revenues in the three months ended September 30, 2020, compared to the corresponding 2019 period, primary resulted from significant term software license sales in the current period for which revenue is recognized up front in accordance with the revenue recognition provisions of ASC 606, as well as increased recurring maintenance revenue associated with large software and appliances sales in recent quarters and revenue from an increase in cloud usage overages.
Professional services revenues for the three and nine months ended September 30, 2020 grew 35% and 17%, respectively, compared to the corresponding 2019 periods, benefiting from professional services related to large software and appliances sales in recent quarters.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets and whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition. As part of the Company’s long-term strategic roadmap, the Company is accelerating the evolution of its SaaS-based business model with a “cloud first” focus, which is expected to shift a greater proportion of revenue to SaaS licenses revenue, which is recognized over the term of the license. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
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
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Gross profit:
Software licenses and appliances	$329	$1,243	$(914)	(74)%	$3,805	$2,290	$1,515	66%
Service	4,647	3,415	1,232	36	11,705	11,731	(26)	—
Total gross profit	$4,976	$4,658	$318	7%	$15,510	$14,021	$1,489	11%

Gross margin:
Software licenses and appliances	60.0%	63.4%	(3.4)%		61.9%	62.6%	(0.7)%
Service	76.4%	72.5%	3.9%		73.0%	75.8%	(2.8)%
Total gross margin	75.1%	69.8%	5.3%		69.9%	73.3%	(3.4)%
Gross margin in the third quarter of 2020 was 75.1% compared to 69.8% for the third quarter of 2019, an increase of 5.3% due to a favorable sales mix and an increase in higher-margin Software-as-a-Service (SaaS) revenue. Gross margin for the nine months ended September 30, 2020 was 69.9% compared to 73.3% in the same year-ago period, a decrease of 3.4% due primarily due to a higher mix of appliance revenue, which generally carries lower margins compared to term license revenue, and lower term license revenue in the 2020 period, compared to the corresponding 2019 period. Additionally, the nine months ended September 30, 2020 included outsourced professional services expenses for certain customer-specific projects, which negatively impacted services gross margin.
Gross profit includes $72,000 and $109,000 for the three months ended September 30, 2020 and 2019, respectively, and $212,000 and $340,000 for the nine months ended September 30, 2020 and 2019, respectively, for the amortization of intangible assets acquired as a result of the acquisition of Kulu Valley in the fourth quarter of 2014. Cost of revenues for the full year 2020 is expected to include approximately $0.3 million of amortization expense for purchased intangibles, compared to $0.5 million for the full year 2019. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 21 and 19 at September 30, 2020 and 2019, respectively.
Future gross profit margins are expected to fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Operating expenses:
Research and development	$2,105	$1,849	$256	14%	$5,973	$5,361	$612	11%
Sales and marketing	2,044	2,083	(39)	(2)	6,443	6,647	(204)	(3)
General and administrative	2,142	1,673	469	28	7,055	4,998	2,057	41
Amortization of purchased intangibles	165	168	(3)	(2)	492	587	(95)	(16)
Total operating expenses	$6,456	$5,773	$683	12%	$19,963	$17,593	$2,370	13%
Total operating expenses as a percent of revenues increased to 97% for the three months ended September 30, 2020, compared to 87% for the three months ended September 30, 2019, as the Company incurred severance expense during the third quarter 2020 related to the departure of the Company's chief executive officer. Total operating expenses as a percent of revenues decreased to 90% for the nine months ended September 30, 2020, compared to 92% for the nine months ended September 30, 2019, with the decrease primarily driven by higher revenue for the nine months ended September 30, 2020, partially offset by increased expenses for transaction-related expenses and severance costs described below under "General and administrative." The Company had 84 and 83 personnel in operating activities at September 30, 2020 and 2019, respectively. The Company incurred severance expense within operating expenses of $459,000 for both the three and nine months ended September 30, 2020. No severance expense was incurred for the three months ended September 30, 2019 and $134,000 in severance expense was recognized in the nine months ended September 30, 2019.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent Increase			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,420	$1,239	$181	15%	$4,121	$3,653	$468	13%
Overhead and other expenses	465	464	1	—	1,266	1,184	82	7
Outside services and consulting	183	113	70	62	499	423	76	18
Depreciation and amortization	1	—	1	n/m	3	2	1	50
Equity-based compensation	36	33	3	9	84	99	(15)	(15)
Total research and development expenses	$2,105	$1,849	$256	14%	$5,973	$5,361	$612	11%
Total research and development expenses as a percent of revenues were 32% and 28% for the three months ended September 30, 2020 and 2019, respectively, and 27% and 28% for the nine months ended September 30, 2020 and 2019, respectively. The Company had 36 research and development personnel as of both September 30, 2020 and 2019.
The increase in total research and development expenses of $256,000 and $612,000 in the three and nine months ended September 30, 2020, compared to the corresponding 2019 periods, was primarily due to increased costs related to research and development personnel and increased incentive compensation costs. Qumu expects to incur increased research and development expenses in the fourth quarter of 2020 for additional projects to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,628	$1,616	$12	1%	$5,217	$5,137	$80	2%
Overhead and other expenses	190	286	(96)	(34)	617	830	(213)	(26)
Outside services and consulting	181	151	30	20	498	630	(132)	(21)
Depreciation and amortization	12	2	10	500	28	5	23	460
Equity-based compensation	33	28	5	18	83	45	38	84
Total sales and marketing expenses	$2,044	$2,083	$(39)	(2)%	$6,443	$6,647	$(204)	(3)%
Total sales and marketing expenses as a percent of revenues were 31% for each of the three-month periods ended September 30, 2020 and 2019, and 29% and 35% for the nine months ended September 30, 2020 and 2019, respectively. The Company had 30 and 29 sales and marketing personnel at September 30, 2020 and 2019, respectively.
The decrease in sales and marketing expenses of $39,000 and $204,000 in the three and nine months ended September 30, 2020, respectively, compared to the corresponding 2019 periods, was primarily driven by cost savings resulting from sales activities and customer marketing events that were conducted virtually rather than in person and the inclusion of severance expense in the 2019 period, partially offset by higher costs associated with an increase in sales and marketing personnel, increased commissions expense, and increased incentive compensation expense. Additionally, expenses for the three and nine months ended September 30, 2020, compared to the corresponding 2019 periods, were favorably impacted by cost reductions in overhead and other expenses in connection with the Company's consolidation of cloud hosting providers. Qumu expects higher sales and marketing expense for the full year 2020 as compared to the full year 2019 driven primarily by expected increased compensation and employee-related costs due to higher commissions expense, consistent with Qumu’s higher expected revenue in 2020 due to COVID-19.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2020	2019	2019 to 2020	2019 to 2020	2020	2019	2019 to 2020	2019 to 2020
Compensation and employee-related	$1,182	$754	$428	57%	$2,757	$2,212	$545	25%
Overhead and other expenses	230	268	(38)	(14)	790	848	(58)	(7)
Outside services and consulting	419	417	2	—	1,253	1,222	31	3
Depreciation and amortization	68	82	(14)	(17)	201	236	(35)	(15)
Equity-based compensation	130	152	(22)	(14)	431	480	(49)	(10)
Transaction-related expenses	113	—	113	n/m	1,623	—	1,623	n/m
Total general and administrative expenses	$2,142	$1,673	$469	28%	$7,055	$4,998	$2,057	41%
Total general and administrative expenses as a percent of revenues were 32% and 25% for the three months ended September 30, 2020 and 2019, respectively, and 32% and 26% for the nine months ended September 30, 2020 and 2019, respectively. The Company had 18 general and administrative personnel at both September 30, 2020 and 2019.
The increase in expenses of $469,000 in the three months ended September 30, 2020, compared to the corresponding 2019 period, was driven primarily by $0.4 million of severance costs incurred with the departure of the Company's chief executive officer during the three months ended September 30, 2020.
The increase in expenses of $2.1 million in the nine months ended September 30, 2020, compared to the corresponding 2019 period, was driven primarily by transaction-related expenses related to the Company's merger agreement and subsequent merger termination with Synacor, Inc. totaling $1.6 million and $0.4 million of severance costs incurred with the departure of the Company's chief executive officer. On June 29, 2020, Qumu and Synacor terminated the merger agreement and Qumu incurred a $250,000 termination fee, included in transaction-related expenses in general and administrative expense for the nine months ended September 30, 2020.
Amortization of Purchased Intangibles
Operating expenses include $165,000 and $168,000 for the three months ended September 30, 2020 and 2019, respectively, $492,000 and $587,000 for the nine months ended September 30, 2020 and 2019, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and the acquisition of Kulu Valley in October 2014. Operating expenses for the full year 2020 are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue, compared to $0.8 million for the full year 2019.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Gain on sale of BriefCam, Ltd.	$—	$41	$—	$41
Interest expense, net	(33)	(235)	$(38)	$(654)
Decrease (increase) in fair value of derivative liability	(1)	—	104	—
Decrease (increase) in fair value of warrant liability	(332)	973	(730)	(752)
Other, net	(55)	(3)	(252)	32
Total other income (expense), net	$(421)	$776	$(916)	$(1,333)
The Company recognized interest expense of $33,000 and $235,000 for the three months ended September 30, 2020 and 2019, respectively, and interest expense of $38,000 and $654,000 for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was lower in the three and nine months ended September 30, 2020, compared to the corresponding 2019 periods, due to the Company's $4.0 million payoff on its term loan principal balance in November 2019.
The Company recorded non-cash expense of $332,000 and non-cash income of $973,000 for the three months ended September 30, 2020 and 2019, respectively, and non-cash expense of $730,000 and $752,000 for the nine months ended September 30, 2020 and 2019, respectively, resulting from the change in the fair value of the Company's warrant liability. For the three and nine months ended September 30, 2020, the Company recognized non-cash expense of $1,000 and non-cash income of $104,000, respectively, on the change in the fair value of the Company's derivative liability related to a note payable agreement the Company entered into on May 1, 2020.
Other expense included net losses on foreign currency transactions of $55,000 and $31,000 for the three months ended September 30, 2020 and 2019, respectively, and $251,000 and $94,000 for the nine months ended September 30, 2020 and 2019, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $43,000 and $118,000 for the three months ended September 30, 2020 and 2019, respectively, and $147,000 and $133,000 for the nine months ended September 30, 2020 and 2019, respectively. The net income tax benefit for the three and nine months ended September 30, 2020 and 2019, was impacted by the tax benefit for refundable research credits from United Kingdom operations offset by an increase in reserves for unrecognized tax benefits.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$11,352	$10,639
Working capital	$(504)	$829
Financing obligations	$141	$240
Operating lease liabilities	1,764	2,174
Note payable	1,767	—
Financing obligations, operating lease liabilities and note payable	$3,672	$2,414
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
At September 30, 2020, the Company had aggregate negative working capital of $504,000, compared to positive working capital of $829,000 at December 31, 2019. Working capital includes current deferred revenue of $12.3 million and $10.1 million at September 30, 2020 and December 31, 2019, respectively. The decrease in working capital as of September 30, 2020, as compared to December 31, 2019, is primarily due to the timing of cash receipts from customers and disbursements made to vendors, as well as funding of the Company's operating loss during the nine months ended September 30, 2020, including $1.6 million of transaction-related expenses related to the Company's merger agreement and subsequent merger termination with Synacor, Inc.
Financing obligations as of September 30, 2020 and December 31, 2019 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities related to the Company's office leases. The note payable is non-interest bearing with a face amount of $1.83 million and maturing on April 1, 2021.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.0 million as of September 30, 2020. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$1,137	$(670)
Investing activities	(68)	(96)
Financing activities	(208)	(250)
Effect of exchange rate changes on cash	(148)	(95)
Net change in cash and cash equivalents	$713	$(1,111)
Operating activities
Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2020 compared to cash used in was $670,000 for the corresponding 2019 period. The operating cash flows for the 2020 period were favorably impacted by the change in deferred revenue, offset by the net loss for the 2020 period and an unfavorable change in receivables. The operating cash flows for the 2019 period were favorably impacted by the change in receivables, offset by the net loss for the 2019 period.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $68,000 for the nine months ended September 30, 2020 compared to $137,000 in the corresponding 2019 period.
Financing activities
Financing activities used net cash of $208,000 for the nine months ended September 30, 2020 and $250,000 in the comparable 2019 period. Primarily impacting the current period use of cash were principal payments of $286,000 on finance leases and other financing obligations.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II. Other Information, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the period ended June 30, 2020 and those identified below. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, TJ Kennedy, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of September 30, 2020. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The risk factor below supplements and should be read in conjunction with the risk factors under Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
If any of the risks set forth below or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 actually occur, our business, results of operations and financial condition and the market price of our common stock could be negatively impacted. Although we believe that these are most significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. Any forecast regarding our future performance, including, but not limited to, forecasts regarding future revenue, product mix, cash flow and cash balances, are forward-looking statements. These forward-looking statements reflect various assumptions and are subject to significant uncertainties and risks that could cause the actual results to differ materially from those described in the forward-looking statement, including the risks reflected in these risk factors.
We may not be successful at implementing our long-term strategic roadmap.
In July 2020, we began process of developing our long-term strategic roadmap and in the third quarter of 2020, we began the initial implementation phase of our long-term strategic roadmap. This strategy is aimed at transforming Qumu as a more focused, cloud-first organization driving improved, high-margin recurring revenues.
We cannot ensure that our long-term strategic roadmap will be successful either in the short-term or in the long-term, or that this strategy will generate the intended operational or financial results within the timeframes expected or at all. Further, if customer preferences and the use of video in the enterprise do not evolve as we believe they will, many of our strategic initiatives and investments may be of limited value.
Moreover, we may not execute our long-term strategic roadmap successfully because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Our failure to successfully execute on the initiatives within our long-term strategic roadmap, even if the strategy is sound, could result in loss of market share and sales. Additionally, if we do not effectively communicate our long-term strategic roadmap to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.
We have and intend to continue to implement our long-term strategic roadmap by investing in our cloud platform, in our go-to-market initiatives, targeted channel strategies, the development of new applications, products and features, and other initiatives that we have identified or that have yet to be developed. The process of identifying the specific initiatives to align with our long-term strategic roadmap and the process of implementing these initiatives is complex and uncertain. Additionally, we must commit significant resources to these initiatives before knowing whether our investments will result in the operational or financial results we expect or intend. The return on our investments in initiatives may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our operating results may be adversely affected. There can be no assurance that we will develop and implement initiatives will advance the goals of our long-term strategic roadmap in a cost-effective or timely manner or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares of the Company’s common stock. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended September 30, 2020, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.
In addition to shares that may be purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended September 30, 2020 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2020 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2020	194	$4.90	—	778,365
August 2020	90,656	$5.31	—	778,365
September 2020	36	$5.22	—	778,365

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
(a)The following exhibits are included herein:

10.1† Stock Option Agreement dated July 22, 2020 by and between Qumu Corporation and TJ Kennedy.
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 3, 2020	By:	/s/ TJ Kennedy
TJ Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2020	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)