Form 10-Q
period 2021-03-31
Qumu Corp
filed 2021-05-07
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2021, the registrant had 17,591,773 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,575	$11,878
Receivables, net of allowance for credit losses of $42 and $42, respectively	4,274	5,612
Contract assets	470	467
Income tax receivable	592	479
Prepaid expenses and other current assets	2,685	2,302
Total current assets	35,596	20,738
Property and equipment, net of accumulated depreciation of $1,413 and $1,376, respectively	307	249
Right of use assets – operating leases	288	332
Intangible assets, net	1,959	2,143
Goodwill	7,513	7,455
Deferred income taxes, non-current	19	19
Other assets, non-current	462	490
Total assets	$46,144	$31,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,525	$2,705
Accrued compensation	1,678	2,145
Deferred revenue	11,993	12,918
Operating lease liabilities	691	735
Financing obligations	313	406
Note payable	—	1,800
Derivative liability	—	37
Warrant liability	1,993	2,910
Total current liabilities	19,193	23,656
Long-term liabilities:
Deferred revenue, non-current	2,817	3,488
Income taxes payable, non-current	613	608
Operating lease liabilities, non-current	441	554
Financing obligations, non-current	133	75
Other liabilities, non-current	160	160
Total long-term liabilities	4,164	4,885
Total liabilities	23,357	28,541
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,590,586 and 13,780,823, respectively	176	138
Additional paid-in capital	103,824	79,489
Accumulated deficit	(78,778)	(74,328)
Accumulated other comprehensive loss	(2,435)	(2,414)
Total stockholders’ equity	22,787	2,885
Total liabilities and stockholders’ equity	$46,144	$31,426
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Software licenses and appliances	$108	$1,540
Service	5,712	4,687
Total revenues	5,820	6,227
Cost of revenues:
Software licenses and appliances	64	648
Service	1,503	1,439
Total cost of revenues	1,567	2,087
Gross profit	4,253	4,140
Operating expenses:
Research and development	2,030	1,780
Sales and marketing	4,476	2,218
General and administrative	2,527	2,593
Amortization of purchased intangibles	162	164
Total operating expenses	9,195	6,755
Operating loss	(4,942)	(2,615)
Other income (expense):
Interest income (expense), net	(54)	17
Decrease in fair value of derivative liability	37	—
Decrease in fair value of warrant liability	357	36
Other, net	62	(160)
Total other income (expense), net	402	(107)
Loss before income taxes	(4,540)	(2,722)
Income tax benefit	(90)	(50)
Net loss	$(4,450)	$(2,672)

Net loss per share – basic:
Net loss per share – basic	$(0.27)	$(0.20)
Weighted average shares outstanding – basic	16,443	13,552
Net loss per share – diluted:
Loss attributable to common shareholders	$(4,807)	$(2,838)
Net loss per share – diluted	$(0.29)	$(0.21)
Weighted average shares outstanding – diluted	16,679	13,589
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,450)	$(2,672)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(21)	(480)
Total other comprehensive loss	(21)	(480)
Total comprehensive loss	$(4,471)	$(3,152)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	—	—	(4,450)	—	(4,450)
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Issuance of common stock	3,709	37	23,048	—	—	23,085
Warrant exercise	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	52	1	141	—	—	142
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	589	—	—	589
Balance at March 31, 2021	17,591	$176	$103,824	$(78,778)	$(2,435)	$22,787

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(4,450)	$(2,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	314
Stock-based compensation	589	245
Accretion of debt discount and issuance costs	33	—
Decrease in fair value of derivative liability	(37)	—
Decrease in fair value of warrant liability	(357)	(36)
Deferred income taxes	—	8
Changes in operating assets and liabilities:
Receivables	1,344	(542)
Contract assets	(3)	182
Income taxes receivable / payable	(105)	(113)
Prepaid expenses and other assets	(353)	(28)
Accounts payable and other accrued liabilities	(379)	17
Accrued compensation	(467)	754
Deferred revenue	(1,614)	(18)
Net cash used in operating activities	(5,556)	(1,889)
Investing activities:
Purchases of property and equipment	(29)	(27)
Net cash used in investing activities	(29)	(27)
Financing activities:
Principal payments on financing obligations	(118)	(93)
Principal payment on line of credit	(1,840)	—
Proceeds from line of credit	1,840	—
Principal payment on term loan	(1,833)	—
Net proceeds from common stock issuance	23,085	—
Proceeds from issuance of common stock under employee stock plans	142	—
Common stock repurchases to settle employee withholding liability	(3)	(53)
Net cash provided by (used in) financing activities	21,273	(146)
Effect of exchange rate changes on cash	9	(212)
Net increase (decrease) in cash and cash equivalents	15,697	(2,274)
Cash and cash equivalents, beginning of period	11,878	10,639
Cash and cash equivalents, end of period	$27,575	$8,365

Supplemental disclosures of net cash paid during the period:
Income taxes, net	$18	$13
Interest, net	$17	$3

Non-cash financing activity:
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$560	—

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     Nature of Business and Basis of Presentation
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for enterprises. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the workplace by providing a more efficient and effective way to share knowledge. Qumu's customers, which include some of the world’s largest organizations, leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases include self-service webcasting, sales enablement, internal communications, product training, regulatory compliance and customer engagement. The Company and its channel partners market Qumu's products to customers primarily in North America, Europe and Asia.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intraperiod tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax) which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance effective January 1, 2021, prospectively, and the adoption of this standard did not have a material impact to the consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The Company adopted this guidance effective January 1, 2021, prospectively, and the adoption of this standard did not have a material impact to the consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The Company adopted this guidance effective January 1, 2021, prospectively, and the adoption of this standard did not have a material impact to the consolidated financial statements and related disclosures.
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

(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2021
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,960	$8,283	$2,184	$15,427
Accumulated amortization	(3,999)	(8,204)	(1,265)	(13,468)
Intangibles assets, net	$961	$79	$919	$1,959

	December 31, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,945	$8,256	$2,184	$15,385
Accumulated amortization	(3,861)	(8,151)	(1,230)	(13,242)
Intangibles assets, net	$1,084	$105	$954	$2,143
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Three Months Ended March 31, 2021
Balance, beginning of period	$2,143
Amortization expense	(189)
Currency translation	5
Balance, end of period	$1,959
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization expense associated with the developed technology included in cost of revenues	$27	$72
Amortization expense associated with other acquired intangible assets included in operating expenses	162	164
Total amortization expense	$189	$236
Goodwill
The goodwill balance of $7.5 million at March 31, 2021 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
.

(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire at various dates over the next three years. The Company has two leases that each contain a renewal option for a period of five years. Because at the inception of the leases the Company was not reasonably certain to exercise the options, the options were not considered in determining the lease terms. In December 2020, the Company notified landlords for the two leases that it was surrendering its right to occupy the office spaces and thereby would not be exercising its option to renew and would be exercising the leases early termination clauses allowing the lease terms to end in May 2022 and August 2022.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$45	$96
Finance lease cost:
Amortization of right of use assets	29	31
Interest on lease liabilities	2	2
Total finance cost	31	33
Total lease cost	$76	$129
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2021 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2021	$575	$100
2022	625	62
2023	21	56
2024	—	8
2025	—	—
Total undiscounted lease payments	1,221	226
Less amount representing interest	(89)	(16)
Present value of lease liabilities	$1,132	$210
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into and closed on the Loan and Security Agreement (the “line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company's subsidiaries).
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
The line of credit contains customary affirmative and negative covenants and requirements relating to the Company and its operations. The affirmative covenants also require the Company to maintain at all times minimum quarterly recurring revenue and minimum liquidity. As of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2021, the Company's recurring revenue may not be less than the amounts reflected in a financial covenant side letter agreement entered into between the Company and Wells Fargo on January 15, 2021 (the “Letter Agreement”). The Letter Agreement specifies minimum quarterly recurring revenue for the first, second, third and fourth quarters of 2021 of $5 million, $5 million, $6 million and $8 million, respectively. The Letter Agreement also specifies minimum quarterly recurring revenue of $8 million for all quarters of 2022. The line of credit agreement provides that the Company's liquidity, tested as of the last day of each fiscal quarter, of not less than $5 million, with liquidity generally defined as including the aggregate amount of unrestricted and unencumbered cash and cash equivalents held at such time by the Company in accounts maintained with Wells Fargo or its affiliates in the United States, and the availability under the line of credit.
As of March 31, 2021, there were no amounts outstanding on the line of credit. For the quarter ending March 31, 2021, the Company's recurring revenue was $4,979,000, which was $21,000 less than the $5 million covenant requirement. The Company complied with the minimum liquidity covenant for the quarter ended March 31, 2021. On May 4, 2021, Wells Fargo waived the Company's non-compliance with the recurring revenue covenant for the quarter ended March 31, 2021 and after giving effect to the waiver, the Company had borrowing capacity under the line of credit of $10 million as of April 30, 2021.
Note Payable
On January 15, 2021, the Company repaid the secured promissory note date May 1, 2020 to ESW Holdings, Inc. in the amount of $1.83 million, which represented the deferred purchase price of the Company’s purchase and termination of the warrant to ESW Holdings, Inc. ("ESW warrant") dated January 12, 2018 for 925,000 shares of the Company’s common stock. In connection with the repayment of the promissory note, the related security agreement dated May 1, 2020 between the Company and ESW Holdings, Inc. was terminated. As provided in the promissory note, the Company would have been obligated to pay ESW Holdings, Inc. an additional $150,000 if a Fundamental Transaction, as defined in the promissory note, occurred on or prior to April 1, 2021. The contingent payment obligation expired on April 1, 2021 as no such Fundamental Transaction occurred.
Contingencies
In connection with the termination of merger agreement with Synacor, Inc. on June 29, 2020, Qumu is contingently obligated to pay Synacor, Inc. $1.45 million upon the occurrence of certain events with respect to an Acquisition Transaction (as defined in the mutual termination agreement with Synacor, Inc.) during the 15 months following the termination, that is, by September 29, 2021. The Company has not accrued a liability related to this contingent obligation as the payment is not triggered unless and until an Acquisition Transaction occurs.
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
As of March 31, 2021, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583

The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "Decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $357,000 and $36,000 for the three months ended March 31, 2021 and 2020, respectively, resulting from the change in fair value of the warrant liability.
On January 12, 2021, HCP-FVD, LLC, the holder of the outstanding Hale warrant to purchase 314,286 shares of common stock, exercised a portion of the warrant in a cashless exercise. The exercise resulted in the issuance by the Company of 50,000 shares of common stock and an overall reduction of 75,703 warrant shares.
On May 1, 2020, the Company canceled the ESW warrant in exchange for a note payable (see Note 3–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recognized non-cash income of $37,000 for the three months ended March 31, 2021 resulting from the change in fair value of the derivative liability. The derivative liability was derecognized on April 1, 2021 upon expiration of the contingent payment obligation without the contingency being triggered.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$1,443	$—	$—	$1,443
Warrant liability - iStudy	550	—	—	550
Warrant liability	$1,993	$—	$—	$1,993
Derivative liability	$—	$—	$—	$—
Total	$1,993	$—	$—	$1,993

		Fair Value Measurements Using
	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	2,245	—	—	2,245
Warrant liability - iStudy	665	—	—	665
Warrant liability	$2,910	$—	$—	$2,910
Derivative liability	$37	$—	$—	$37
Total	$2,947	$—	$—	$2,947
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant. Consequently, as of March 31, 2021 and December 31, 2020, the liability related to each warrant was classified as a Level 3 liability.
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that increases or decreases the likelihood of triggering the note payable agreement's Fundamental Transaction contingency, resulting in Level 3 classification of the derivative liability.

The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

March 31, 2021
Probability-weighted timing of change in control	5.0 years
The following table summarizes the changes in fair value measurements for the three months ended March 31, 2021:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2020	$2,910	$37	$2,947
Reduction in warrant liability for partial exercise of Hale warrant	(560)	—	(560)
Change in fair value	(357)	(37)	(394)
Balance at March 31, 2021	$1,993	$—	$1,993

(5) Stockholders' Equity
On January 29, 2021, the Company closed on a sale of its common stock in a follow-on public offering with Craig-Hallum Capital Group LLC, as underwriter. In the follow-on offering, the Company issued and sold 3,225,000 base shares plus an additional 483,750 overallotment shares to the underwriter at a price of $6.31125 per share. The price to the public in the offering was $6.75 per share. The net proceeds to the Company for the issuance of the total 3,708,750 shares, after deducting underwriting discounts and commissions and other offering expenses, was approximately $23.1 million.

(6) Revenue
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

	Three Months Ended March 31,
	2021	2020
Software licenses and appliances	$108	$1,540
Service
Subscription, maintenance and support	4,979	4,160
Professional services and other	733	527
Total service	5,712	4,687
Total revenues	$5,820	$6,227

	Three Months Ended March 31,
	2021	2020
North America	$3,938	$4,050
Europe	1,621	1,874
Asia	261	303
Total	$5,820	$6,227

Contract Balances
The Company’s balances for contract assets totaled $470,000 and $467,000 as of March 31, 2021 and December 31, 2020, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $14.8 million and $16.4 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized $4.5 million and $3.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $25.4 million as of March 31, 2021, of which the Company expects to recognize $14.4 million of revenue over the next 12 months and the remainder thereafter. During the three months ended March 31, 2021 and 2020, no revenue was recognized from performance obligations satisfied in previous periods.

(7) Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended March 31,
	2021	2020
Stock options	—	—
Restricted stock awards and restricted stock units	98,500	53,600
Performance stock units	163,640	—
The stock options, restricted stock awards, restricted stock units and performance stock units granted during the three months ended March 31, 2021 and 2020 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation cost, before income tax benefit:
Stock options	$171	$69
Restricted stock awards and restricted stock units	418	176
Performance stock units	—	—
Total stock-based compensation	$589	$245

	Three Months Ended March 31,
	2021	2020
Stock-based compensation cost included in:
Cost of revenues	$15	$5
Operating expenses	574	240
Total stock-based compensation	$589	$245

(8) Income Taxes
As of March 31, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million and $1.8 million, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $56,000 and $50,000 on a gross basis at March 31, 2021 and December 31, 2020, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(9)Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2021	2020
Net loss per share – basic
Net loss	$(4,450)	$(2,672)
Weighted average shares outstanding	16,443	13,552
Net loss per share – basic	$(0.27)	$(0.20)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(4,450)	$(2,672)
Numerator effect of dilutive securities
Warrants	(357)	(166)
Loss attributable to common shareholders	$(4,807)	$(2,838)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	16,443	13,552
Denominator effect of dilutive securities
Warrants	236	37
Diluted potential common shares	236	37
Weighted average shares outstanding – diluted	16,679	13,589
Net loss per share – diluted	$(0.29)	$(0.21)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	1,224	1,056
Warrants	—	414
Restricted stock units	534	125
Total anti-dilutive	1,758	1,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in our most recent Annual Report on Form 10-K.
Overview
Qumu Corporation ("Qumu", "Company" or "we") generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses and hardware. Service revenue includes SaaS, term software licenses, maintenance and support, and professional and other services.
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
The factors that initially drove demand for Qumu's solutions in 2020 continue to impact the Company's business. Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Widespread adoption and use of video in the enterprise is critical to our future growth and success. Qumu believes that the COVID-19 crisis is a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, management believes this will drive demand and market adoption for Qumu’s video platform and tools, with product development, sales and marketing, and engineering resources increasingly focused on delivering cloud-based solutions over on-premises solutions, consistent with out strategic roadmap and customer preferences.
We expect that even as some businesses return to conducting some portion of their work in-person, many business will continue long-term remote and flexible work models in which video is a business-critical communication tool. We believe that enterprises are accelerating their cloud and technology plans to address the challenges and complexities of these mixed work environments. With more companies transitioning to either a complete remote or hybrid work environment, having employees working in different location at different times, we foresee enterprises leveraging large-scale synchronous and asynchronous video.
Additionally, the significantly higher than historic usage of Qumu’s cloud-based enterprise video solution that the Company experienced in 2020 continued into 2021. The dramatic increase is the result of Qumu’s Global 2000 customer base mobilizing to support thousands of concurrent video users, as they operate under travel restrictions and mandatory work-at-home policies due to COVID-19. The Company hosted 20 million viewers on Qumu Cloud during the first quarter, down 38% from the fourth quarter 2020 and up 74% from the first quarter 2020. Qumu anticipates these usage patterns will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19, as well as generally following this period as customers increase their use of video as a primary communication channel in the enterprise.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the three months ended March 31, 2021 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2021 and 2020, and the percentage changes in these income and expense items relative to the prior year period, are contained in the following table:

	Three Months Ended March 31,
	Percentage of Revenues		Percent Increase (Decrease)
	2021	2020	2020 to 2021
Revenues	100.0%	100.0%	(7)%
Cost of revenues	(26.9)	(33.5)	(25)
Gross profit	73.1	66.5	3
Operating expenses:
Research and development	34.9	28.6	14
Sales and marketing	76.8	35.6	102
General and administrative	43.4	41.7	(3)
Amortization of purchased intangibles	2.8	2.6	(1)
Total operating expenses	157.9	108.5	36
Operating loss	(84.8)	(42.0)	89
Other expense, net	6.9	(1.7)	n/a
Loss before income taxes	(77.9)	(43.7)	67
Income tax benefit	(1.5)	(0.8)	80
Net loss	(76.4)%	(42.9)%	67%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021
Software licenses and appliances	$108	$1,540	$(1,432)	(93)%
Service
Subscription, maintenance and support	4,979	4,160	819	20
Professional services and other	733	527	206	39
Total service	5,712	4,687	1,025	22
Total revenues	$5,820	$6,227	$(407)	(7)%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The decrease in software license and appliances revenues in the three months ended March 31, 2021, compared to the corresponding 2020 period, resulted as management placed less emphasis on pursuing perpetual license sales as part of the Company's accelerated implementation of its SaaS-focused strategic roadmap. The increase in subscription, maintenance and support revenues in the three months ended March 31, 2021, compared to the corresponding 2020 period, was primarily driven by recurring revenue attributable to SaaS sales orders in recent quarters, including a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by the change in working environment due to COVID-19.

The increase in subscription, maintenance and support revenues in the three months ended March 31, 2021, compared to the corresponding 2020 period primarily resulted from on-premise to cloud conversions as well as incremental customer expansions.
Professional services revenues for the three months ended March 31, 2021 grew 39%, compared to the corresponding 2020 period, benefiting from professional services performed in the current quarter related to software and appliances sales in recent quarters.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company's software solutions in its targeted markets, whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition and customer conversions from on-premises to cloud. As part of the Company’s long-term strategic roadmap, the Company is accelerating the evolution of its SaaS-based business model with a “cloud first” focus, which is expected to shift a greater proportion of revenue to SaaS licenses revenue, which is recognized over the term of the license. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Due to the impact COVID-19 has had on working environments, Qumu generally expects increased demand for Qumu’s enterprise video as a service and Qumu’s other video software offerings both in the short-term and in the long-term, as well as increased usage of its video platform among existing and future customers.
Qumu expects to capture revenue opportunities presented by the widespread adoption and use of video in the enterprise.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021
Gross profit:
Software licenses and appliances	$44	$892	$(848)	(95)%
Service	4,209	3,248	961	30
Total gross profit	$4,253	$4,140	$113	3%

Gross margin:
Software licenses and appliances	40.7%	57.9%	(17.2)%
Service	73.7%	69.3%	4.4%
Total gross margin	73.1%	66.5%	6.6%
Gross margin in the three months ended March 31, 2021 was 73.1% compared to 66.5% for the three months ended March 31, 2020, an increase of 6.6% due to a lower mix of appliance revenue, which generally carries lower margins, and an increase in higher-margin SaaS revenue. Additionally, the three months ended March 31, 2020 included outsourced professional services expenses for certain customer-specific projects, which negatively impacted services gross margin.
Gross profit includes $27,000 and $72,000 for the three months ended March 31, 2021 and 2020, respectively, for the amortization of intangible assets. Cost of revenues for the full year 2021 is expected to include approximately $0.1 million of amortization expense for purchased intangibles, compared to $0.3 million for the full year 2020. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 24 and 21 at March 31, 2021 and 2020, respectively.
Future gross profit margins are expected to fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021
Operating expenses:
Research and development	$2,030	$1,780	$250	14%
Sales and marketing	4,476	2,218	2,258	102
General and administrative	2,527	2,593	(66)	(3)
Amortization of purchased intangibles	162	164	(2)	(1)
Total operating expenses	$9,195	$6,755	$2,440	36%
Total operating expenses as a percent of revenues increased to 158% for the three months ended March 31, 2021, compared to 109% for the three months ended March 31, 2020, primarily driven by increased costs for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021, higher compensation costs associated with increased number of personnel, offset by decreased transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated. The Company had 114 and 84 personnel in operating activities at March 31, 2021 and 2020, respectively. The Company incurred severance expense within operating expenses of $102,000 for the three months ended March 31, 2021. No severance expense was incurred for the three months ended March 31, 2020.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase	Percent Increase
	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$1,268	$1,248	$20	2%
Overhead and other expenses	464	394	70	18
Outside services and consulting	274	113	161	142
Depreciation and amortization	1	—	1	n/m
Equity-based compensation	23	25	(2)	(8)
Total research and development expenses	$2,030	$1,780	$250	14%
Total research and development expenses as a percent of revenues were 35% and 29% for the three months ended March 31, 2021 and 2020, respectively. The Company had 36 and 35 research and development personnel as of March 31, 2021 and 2020, respectively.
The increase in total research and development expenses of $250,000 in the three months ended March 31, 2021, compared to the corresponding 2020 period, was primarily due to increased costs related to research and development outside services and consulting expense related to development of features and functionality in the Company's cloud. Additionally, overhead and other expenses increased as the Company incurred higher research and development expenses to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$2,655	$1,771	$884	50%
Overhead and other expenses	242	237	5	2
Outside services and consulting	1,485	172	1,313	763
Depreciation and amortization	7	11	(4)	(36)
Equity-based compensation	87	27	60	222
Total sales and marketing expenses	$4,476	$2,218	$2,258	102%
Total sales and marketing expenses as a percent of revenues were 77% and 36% for the three months ended March 31, 2021 and 2020, respectively. The Company had 55 and 32 sales and marketing personnel at March 31, 2021 and 2020, respectively.
The increase in sales and marketing expenses of $2.3 million in the three months ended March 31, 2021, compared to the corresponding 2020 period, was primarily driven by $1.3 million of increased costs for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021, and $884,000 of higher compensation costs associated with an increase in sales and marketing personnel.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$913	$698	$215	31%
Overhead and other expenses	305	308	(3)	(1)
Outside services and consulting	799	522	277	53
Depreciation and amortization	46	66	(20)	(30)
Equity-based compensation	464	188	276	147
Transaction-related expenses	—	811	(811)	(100)
Total general and administrative expenses	$2,527	$2,593	$(66)	(3)%
Total general and administrative expenses as a percent of revenues were 43% and 42% for the three months ended March 31, 2021 and 2020, respectively. The Company had 23 and 17 general and administrative personnel at March 31, 2021 and 2020, respectively.
The decrease in expenses of $66,000 in the three months ended March 31, 2021, compared to the corresponding 2020 period, was primarily driven by $811,000 in transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated, offset by increased costs of $277,000 for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021, and $215,000 higher compensation costs associated with increase in general and administrative personnel.
Amortization of Purchased Intangibles
Operating expenses include $162,000 and $164,000 for the three months ended March 31, 2021 and 2020, respectively, for the amortization of intangible assets. Operating expenses for the full year 2021 associated with purchased intangibles, are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income (expense), net	$(54)	$17
Decrease in fair value of derivative liability	37	—
Decrease in fair value of warrant liability	357	36
Other, net	62	(160)
Total other income (expense), net	$402	$(107)
The Company recorded non-cash income of $357,000 and $36,000 for the three months ended March 31, 2021 and 2020, respectively, resulting from the change in the fair value of the Company's warrant liability. For the three months ended March 31, 2021, the Company recognized non-cash income of $37,000 on the change in the fair value of the Company's derivative liability related to a note payable agreement the Company entered into on May 1, 2020.
Other income (expense) included a net gain on foreign currency transactions of $62,000 and a net loss of $159,000 for the three months ended March 31, 2021 and 2020, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $90,000 and $50,000 for the three months ended March 31, 2021 and 2020, respectively. The net income tax benefit for the three months ended March 31, 2021 and 2020, was impacted by the tax benefit for refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$27,575	$11,878
Working capital	$16,403	$(2,918)
Financing obligations	$446	$481
Operating lease liabilities	1,132	1,289
Note payable	—	1,800
Financing obligations, operating lease liabilities and note payable	$1,578	$3,570
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
At March 31, 2021, the Company had aggregate working capital of $16.4 million, compared to negative working capital of $2.9 million at December 31, 2020. Working capital includes current deferred revenue of $12.0 million and $12.9 million at March 31, 2021 and December 31, 2020, respectively. The increase in working capital as of March 31, 2021, as compared to December 31, 2020, is primarily due to $23.1 million net proceeds from the public offering in the first quarter 2021.
Financing obligations as of March 31, 2021 and December 31, 2020 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases. The note payable was non-interest bearing with a face amount of $1.83 million and maturing on April 1, 2021. On January 15, 2021, the Company received an advance of approximately $1.83 million from Wells Fargo Bank line of credit entered into on January 15, 2021 and repaid the note payable in full.
The revolving line of credit with Wells Fargo Bank has a maximum availability for borrowing of the lesser of $10 million or a defined borrowing base calculated based on six times the prior quarter’s monthly average recurring revenue from eligible customer accounts. The revolving line has a January 15, 2023 maturity date and amounts borrowed bear interest at a floating per annum rate equal to 1.25% above Wells Fargo's prime rate, currently 3.25%. Qumu is also be obligated to pay Wells Fargo an unused revolving line facility fee quarterly in arrears of 0.25% per annum of the average unused portion of the revolving line of credit during such quarterly period.
The affirmative covenants require Qumu to maintain at all times minimum quarterly recurring revenue and minimum liquidity. Qumu’s minimum quarterly recurring revenue for the first, second, third and fourth quarters of 2021 must be no less than $5 million, $5 million, $6 million and $8 million, respectively. The minimum quarterly recurring revenue covenant is $8 million for all quarters of 2022. The line of credit agreement also provides that Qumu’s liquidity, tested as of the last day of each fiscal quarter, of not less than $5 million.
As of March 31, 2021, there were no amounts outstanding on the line of credit as Qumu had subsequently repaid the initial draw of $1,840,000 from the Wells Fargo Bank line of credit. For the quarter ending March 31, 2021, the Company’s recurring revenue was $4,979,000, which was $21,000 less than the $5 million covenant requirement. Qumu complied with the minimum liquidity covenant for the quarter ended March 31, 2021. On May 4, 2021, Wells Fargo waived the Company's non-compliance with the recurring revenue covenant for the quarter ended March 31, 2021 and, after giving effect to the waiver, the Company had borrowing capacity under the line of credit of approximately $10 million as of April 30, 2021.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.3 million as of March 31, 2021. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(5,556)	$(1,889)
Investing activities	(29)	(27)
Financing activities	21,273	(146)
Effect of exchange rate changes on cash	9	(212)
Net change in cash and cash equivalents	$15,697	$(2,274)
Operating activities
Net cash used in operating activities was $5.6 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The operating cash flows for the 2021 period were impacted by investments associated with the Company's strategic roadmap, the net loss and the decrease in deferred revenue for the first quarter 2021.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $29,000 for the three months ended March 31, 2021 compared to $27,000 in the corresponding 2020 period.
Financing activities
Financing activities provided net cash of $21.3 million for the three months ended March 31, 2021 and used net cash of $146,000 in the comparable 2020 period. Primarily impacting the current period change in cash were the net proceeds from the public offering of the Company's common stock of $23.1 million, offset by principal payments on the Company's note payable, line of credit, finance leases and other financing obligations.

In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company's long-term strategic roadmap.
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
Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: we may not be successful at implementing our long-term strategic roadmap; the COVID-19 pandemic has significantly impacted worldwide business practices and economic conditions and could have a material effect on Qumu's business, financial condition and operating results; the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, our revenues may decline or fail to grow; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected; we have a history of losses and we may not achieve or sustain cash flows or profitability in the future; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, TJ Kennedy, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of March 31, 2021. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 following the lapse of restrictions under our line of credit agreement with Wells Fargo, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended March 31, 2021 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2021 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2021	294	$8.10	—	778,365
February 2021	—	$—	—	778,365
March 2021	158	$6.44	—	778,365

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
(a)The following exhibits are included herein:

31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 7, 2021	By:	/s/ TJ Kennedy
TJ Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)