Form 10-Q
period 2021-06-30
Qumu Corp
filed 2021-08-09
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2021, the registrant had 17,640,742 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,328	$11,878
Receivables, net of allowance for credit losses of $42 and $42, respectively	3,833	5,612
Contract assets	229	467
Income tax receivable	280	479
Prepaid expenses and other current assets	2,462	2,302
Total current assets	28,132	20,738
Property and equipment, net of accumulated depreciation of $1,458 and $1,376, respectively	431	249
Right of use assets – operating leases	242	332
Intangible assets, net	1,776	2,143
Goodwill	7,583	7,455
Deferred income taxes, non-current	19	19
Other assets, non-current	439	490
Total assets	$38,622	$31,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,714	$2,705
Accrued compensation	842	2,145
Deferred revenue	10,434	12,918
Operating lease liabilities	711	735
Financing obligations	206	406
Note payable	—	1,800
Derivative liability	—	37
Warrant liability	975	2,910
Total current liabilities	15,882	23,656
Long-term liabilities:
Deferred revenue, non-current	2,306	3,488
Income taxes payable, non-current	619	608
Operating lease liabilities, non-current	258	554
Financing obligations, non-current	139	75
Other liabilities, non-current	160	160
Total long-term liabilities	3,482	4,885
Total liabilities	19,364	28,541
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,624,041 and 13,780,823, respectively	176	138
Additional paid-in capital	104,472	79,489
Accumulated deficit	(83,099)	(74,328)
Accumulated other comprehensive loss	(2,291)	(2,414)
Total stockholders’ equity	19,258	2,885
Total liabilities and stockholders’ equity	$38,622	$31,426
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Software licenses and appliances	$138	$4,061	$246	$5,601
Service	5,729	5,273	11,441	9,960
Total revenues	5,867	9,334	11,687	15,561
Cost of revenues:
Software licenses and appliances	63	1,477	127	2,125
Service	1,486	1,463	2,989	2,902
Total cost of revenues	1,549	2,940	3,116	5,027
Gross profit	4,318	6,394	8,571	10,534
Operating expenses:
Research and development	2,184	2,088	4,214	3,868
Sales and marketing	5,173	2,181	9,649	4,399
General and administrative	2,142	2,320	4,669	4,913
Amortization of purchased intangibles	163	163	325	327
Total operating expenses	9,662	6,752	18,857	13,507
Operating loss	(5,344)	(358)	(10,286)	(2,973)
Other income (expense):
Interest expense, net	(15)	(22)	(69)	(5)
Decrease in fair value of derivative liability	—	105	37	105
Decrease (increase) in fair value of warrant liability	1,018	(434)	1,375	(398)
Other, net	(89)	(37)	(27)	(197)
Total other income (expense), net	914	(388)	1,316	(495)
Loss before income taxes	(4,430)	(746)	(8,970)	(3,468)
Income tax benefit	(109)	(54)	(199)	(104)
Net loss	$(4,321)	$(692)	$(8,771)	$(3,364)

Net loss per share – basic:
Net loss per share – basic	$(0.24)	$(0.05)	$(0.51)	$(0.25)
Weighted average shares outstanding – basic	17,741	13,534	17,096	13,543
Net loss per share – diluted:
Loss attributable to common shareholders	$(5,339)	$(820)	$(10,146)	$(3,658)
Net loss per share – diluted	$(0.30)	$(0.06)	$(0.59)	$(0.27)
Weighted average shares outstanding – diluted	17,899	13,538	17,299	13,573
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,321)	$(692)	$(8,771)	$(3,364)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	144	(18)	123	(498)
Total other comprehensive income (loss)	144	(18)	123	(498)
Total comprehensive loss	$(4,177)	$(710)	$(8,648)	$(3,862)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248
Net loss	—	—	—	(692)	—	(692)
Other comprehensive loss, net of taxes	—	—	—	—	(18)	(18)
Issuance of stock under employee stock plan, net of forfeitures	1	(1)	—	—	—	(1)
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	164	—	—	164
Balance at June 30, 2020	13,529	$135	$78,416	$(68,492)	$(3,359)	$6,700

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	—	—	(4,450)	—	(4,450)
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Issuance of common stock	3,709	37	23,048	—	—	23,085
Warrant exercise	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	52	1	141	—	—	142
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	589	—	—	589
Balance at March 31, 2021	17,591	$176	$103,824	$(78,778)	$(2,435)	$22,787
Net loss	—	—	—	(4,321)	—	(4,321)
Other comprehensive loss, net of taxes	—	—	—	—	144	144
Issuance of stock under employee stock plan, net of forfeitures	34	—	85	—	—	85
Redemption of stock related to tax withholdings on employee stock plan issuances	(1)	—	(3)	—	—	(3)
Stock-based compensation	—	—	566	—	—	566
Balance at June 30, 2021	17,624	$176	$104,472	$(83,099)	$(2,291)	$19,258

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(8,771)	$(3,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	618
Loss on disposal of property and equipment	3	—
Stock-based compensation	1,155	409
Accretion of debt discount and issuance costs	33	20
Decrease in fair value of derivative liability	(37)	(105)
Increase (decrease) in fair value of warrant liability	(1,375)	398
Deferred income taxes	—	9
Changes in operating assets and liabilities:
Receivables	1,802	(3,685)
Contract assets	238	140
Income taxes receivable / payable	221	(184)
Prepaid expenses and other assets	(105)	394
Accounts payable and other accrued liabilities	(242)	1,030
Accrued compensation	(1,305)	177
Deferred revenue	(3,724)	3,709
Other non-current liabilities	—	151
Net cash used in operating activities	(11,615)	(283)
Investing activities:
Purchases of property and equipment	(216)	(29)
Net cash used in investing activities	(216)	(29)
Financing activities:
Principal payments on financing obligations	(219)	(185)
Principal payment on line of credit	(1,840)	—
Proceeds from line of credit	1,840	—
Principal payment on term loan	(1,833)	—
Net proceeds from common stock issuance	23,085	—
Proceeds from issuance of common stock under employee stock plans	226	—
Common stock repurchases to settle employee withholding liability	(6)	(54)
Net cash provided by (used in) financing activities	21,253	(239)
Effect of exchange rate changes on cash	28	(201)
Net increase (decrease) in cash and cash equivalents	9,450	(752)
Cash and cash equivalents, beginning of period	11,878	10,639
Cash and cash equivalents, end of period	$21,328	$9,887

Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(413)	$27
Interest, net	$31	$7

Non-cash financing activity:
Issuance of note payable and derivative liability for cancellation of warrant	$—	$1,855
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$560	$—

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
Capitalized Development Costs
The Company capitalizes certain development costs related to our sales platform during the application development stage as long as it is probable the project will be completed and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and amortization is recorded in operating expenses in the condensed consolidated statements of operations. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $139,000 of software development costs during the three and six months ended June 30, 2021. No software development costs were capitalized during the six months ended June 30, 2020.
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

(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2021
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,978	$8,318	$2,185	$15,481
Accumulated amortization	(4,140)	(8,264)	(1,301)	(13,705)
Intangibles assets, net	$838	$54	$884	$1,776

	December 31, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,945	$8,256	$2,184	$15,385
Accumulated amortization	(3,861)	(8,151)	(1,230)	(13,242)
Intangibles assets, net	$1,084	$105	$954	$2,143
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Six Months Ended June 30, 2021
Balance, beginning of period	$2,143
Amortization expense	(379)
Currency translation	12
Balance, end of period	$1,776

Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense associated with the developed technology included in cost of revenues	$27	$68	$54	$140
Amortization expense associated with other acquired intangible assets included in operating expenses	163	163	325	327
Total amortization expense	$190	$231	$379	$467
Goodwill
The goodwill balance of $7.6 million at June 30, 2021 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.

(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire at various dates over the next three years. The Company has two leases that each contained a renewal option for a period of five years. Because at the inception of the leases the Company was not reasonably certain it would exercise the options, the options were not considered in determining the lease terms. In December 2020, the Company notified landlords for the two leases that it was surrendering its right to occupy the office spaces and thereby would not be exercising its option to renew and would be exercising the leases' early termination clauses allowing the lease terms to end in May 2022 and August 2022.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$46	$98	$91	$194
Finance lease cost:
Amortization of right of use assets	26	31	55	62
Interest on lease liabilities	3	2	5	4
Total finance cost	29	33	60	66
Total lease cost	$75	$131	$151	$260
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2021 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2021	$385	$64
2022	627	63
2023	21	58
2024	—	57
2025	—	3
Total undiscounted lease payments	1,033	245
Less amount representing interest	(64)	(19)
Present value of lease liabilities	$969	$226
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into and closed on the Loan and Security Agreement (the “line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company's subsidiaries). As of June 30, 2021, there were no amounts outstanding on the line of credit. For the quarter ending June 30, 2021, the Company was in compliance with all covenants of the credit agreement.

On August 6, 2021, the Company entered into a First Amendment to the line of credit dated January 15, 2021. The following summarizes the Loan and Security Agreement as amended by the First Amendment.
The revolving line has a maximum availability for borrowing of the lesser of $10 million or a defined borrowing base, less any outstanding letters of credit and the outstanding principal balance of any advances. However, until the Company's financial statements due for the quarter ending September 30, 2021 are received and reviewed by the Lender, the availability amount will not exceed $7.5 million. The borrowing base is initially four times the prior quarter’s monthly average recurring revenue from eligible customer accounts, but the multiple will thereafter be adjusted on a quarterly basis from and after the calendar quarter ending September 30, 2021. Thereafter, the borrowing base multiple will be four times if monthly recurring revenue declined from the preceding calendar quarter, five times if monthly recurring revenue increased up to 5% over the preceding calendar quarter, and six times if monthly recurring revenue increased at least 5% over the preceding calendar quarter. The revolving line has a January 15, 2023 maturity date and amounts borrowed bear interest at a floating per annum rate equal to 1.25% above Wells Fargo's prime rate, currently 3.25%. The Company will also be obligated to pay Wells Fargo an unused revolving line facility fee quarterly in arrears of 0.25% per annum of the average unused portion of the revolving line of credit during such quarterly period.
The line of credit contains customary affirmative and negative covenants and requirements relating to the Company and its operations. The affirmative covenants also require the Company to maintain at all times minimum quarterly recurring revenue and minimum liquidity. The minimum quarterly recurring revenue for the third and fourth quarters of 2021 must be $4.5 million and $4.75 million, respectively. The minimum quarterly recurring revenue must be $5 million, $5.5 million, $6 million and $6.5 million for the first quarter through the fourth quarter of 2022, respectively. The Company is required to have minimum liquidity, tested as of the last day of each fiscal quarter. If the Company's trailing three month cash burn (calculated as provided in the First Amendment) is negative, then the Company must have liquidity of not less than $5 million or an amount equal to six months of remaining months minimum liquidity. If the Company's trailing three month cash burn is greater than or equal to zero dollars, then the Company must have liquidity of not less than $5 million. Liquidity is generally defined as including the aggregate amount of unrestricted and unencumbered cash and cash equivalents held at such time by the Company in accounts maintained with Wells Fargo or its affiliates in the United States, and the availability under the line of credit. Cash burn is Adjusted EBITDA, as defined in the First Amendment, less capital expenditures and cash interest paid.
Note Payable
On January 15, 2021, the Company repaid the secured promissory note dated May 1, 2020 to ESW Holdings, Inc. in the amount of $1.83 million, which represented the deferred purchase price of the Company’s purchase and termination of the warrant to ESW Holdings, Inc. ("ESW warrant") dated January 12, 2018 for 925,000 shares of the Company’s common stock. In connection with the repayment of the promissory note, the related security agreement dated May 1, 2020 between the Company and ESW Holdings, Inc. was terminated. As provided in the promissory note, the Company would have been obligated to pay ESW Holdings, Inc. an additional $150,000 if a Fundamental Transaction, as defined in the promissory note, occurred on or prior to April 1, 2021. The contingent payment obligation expired on April 1, 2021 as no such Fundamental Transaction occurred.
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
As of June 30, 2021, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "Decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $1.0 million and non-cash expense of $434,000 for the three months ended June 30, 2021 and 2020, respectively, and non-cash income of $1.4 million and non-cash expense of $398,000 for the six months ended June 30, 2021 and 2020, respectively, resulting from the change in fair value of the warrant liability.
On May 1, 2020, the Company canceled the ESW warrant in exchange for a note payable (see Note 3–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recognized non-cash income of $37,000 for the six months ended June 30, 2021 resulting from the change in fair value of the derivative liability. The derivative liability was derecognized on April 1, 2021 upon expiration of the contingent payment obligation without the contingency being triggered.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$780	$—	$—	$780
Warrant liability - iStudy	195	—	—	195
Warrant liability	$975	$—	$—	$975
Derivative liability	—	—	—	—
Total	$975	$—	$—	$975

		Fair Value Measurements Using
	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$2,245	$—	$—	$2,245
Warrant liability - iStudy	665	—	—	665
Warrant liability	$2,910	$—	$—	$2,910
Derivative liability	37	—	—	37
Total	$2,947	$—	$—	$2,947
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant. Consequently, as of June 30, 2021 and December 31, 2020, the liability related to each warrant was classified as a Level 3 warrant liability.
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that increases or decreases the likelihood of triggering the note payable agreement's Fundamental Transaction contingency, resulting in Level 3 classification of the derivative liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

June 30, 2021
Probability-weighted timing of change in control	4.9 years
The following table summarizes the changes in fair value measurements for the six months ended June 30, 2021:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2020	$2,910	$37	$2,947
Reduction in warrant liability for partial exercise of Hale warrant	(560)	—	(560)
Change in fair value	(1,375)	(37)	(1,412)
Balance at June 30, 2021	$975	$—	$975

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Software licenses and appliances	$138	$4,061	$246	$5,601
Service
Subscription, maintenance and support	5,082	4,673	10,061	8,833
Professional services and other	647	600	1,380	1,127
Total service	5,729	5,273	11,441	9,960
Total revenues	$5,867	$9,334	$11,687	$15,561

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$3,710	$7,513	$7,648	$11,563
Europe	303	1,616	1,924	3,490
Asia	1,854	205	2,115	508
Total	$5,867	$9,334	$11,687	$15,561
Contract Balances
The Company’s balances for contract assets totaled $229,000 and $467,000 as of June 30, 2021 and December 31, 2020, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $12.7 million and $16.4 million as of June 30, 2021 and December 31, 2020, respectively.
During the three months and six months ended June 30, 2021, the Company recognized $4.6 million and $8.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. During the three and six months ended June 30, 2020, the Company recognized $3.9 million and $6.6 million, respectively, of revenue that was included in the deferred revenue balance for each respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.2 million as of June 30, 2021, of which the Company expects to recognize $13.5 million of revenue over the next 12 months and the remainder thereafter. During the six months ended June 30, 2021 and 2020, no revenue was recognized from performance obligations satisfied in previous periods.

(6)    Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock awards and restricted stock units	253,802	—	352,302	53,600
Performance stock units	140,060	—	303,700	—
The stock options, restricted stock awards, restricted stock units and performance stock units granted during the six months ended June 30, 2021 and 2020 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation cost, before income tax benefit:
Stock options	$182	$69	$353	$138
Restricted stock awards and restricted stock units	384	95	802	271
Total stock-based compensation	$566	$164	$1,155	$409

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation cost included in:
Cost of revenues	$17	$5	$32	$10
Operating expenses	549	159	1,123	399
Total stock-based compensation	$566	$164	$1,155	$409

(7)    Income Taxes
As of June 30, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million and $1.8 million, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $61,000 and $50,000 on a gross basis at June 30, 2021 and December 31, 2020, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)    Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per share – basic
Net loss	$(4,321)	$(692)	$(8,771)	$(3,364)
Weighted average shares outstanding	17,741	13,534	17,096	13,543
Net loss per share – basic	$(0.24)	$(0.05)	$(0.51)	$(0.25)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(4,321)	$(692)	$(8,771)	$(3,364)
Numerator effect of dilutive securities
Warrants	(1,018)	(128)	(1,375)	(294)
Loss attributable to common shareholders	$(5,339)	$(820)	$(10,146)	$(3,658)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	17,741	13,534	17,096	13,543
Denominator effect of dilutive securities
Warrants	158	4	203	30
Diluted potential common shares	158	4	203	30
Weighted average shares outstanding – diluted	17,899	13,538	17,299	13,573
Net loss per share – diluted	$(0.30)	$(0.06)	$(0.59)	$(0.27)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	1,174	1,054	1,199	1,055
Warrants	—	414	—	414
Restricted stock units	476	172	505	164
Total anti-dilutive	1,650	1,640	1,704	1,633

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
The factors that initially drove demand for Qumu's solutions in 2020 continue to impact the Company's business. Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Widespread adoption and use of video in the enterprise is critical to our future growth and success. Qumu believes that the COVID-19 crisis is a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, management believes this will drive demand and market adoption for Qumu’s video platform and tools, with product development, sales and marketing, and engineering resources increasingly focused on delivering cloud-based solutions over on-premises solutions, consistent with our strategic roadmap and customer preferences.
We expect that even as some businesses return to conducting some portion of their work in-person, many businesses will continue long-term remote and flexible work models including hybrid work in which video is a business-critical communication tool. We believe that enterprises are accelerating their cloud and technology plans to address the challenges and complexities of these mixed work environments. With more companies transitioning to either a complete remote or hybrid work environment, having employees working in different location at different times, we foresee enterprises leveraging large-scale synchronous and asynchronous video. However, these trends in distributed remote and hybrid work have had varying impacts on enterprise technology adoption and procurement timeframes due in part to uncertainty and lack of definitive decisions on when and if our customers' workforce may return to the office.
Additionally, the significantly higher than historic usage of Qumu’s cloud-based enterprise video solution that the Company experienced in 2020 continued into 2021. The dramatic increase is the result of Qumu’s Global 2000 customer base mobilizing to support thousands of concurrent video users, as they operate under travel restrictions and mandatory work-at-home policies due to COVID-19. The Company hosted 16.5 million viewers on Qumu Cloud during the second quarter, down 20% from the first quarter 2021 and down 31% from the second quarter 2020. Qumu anticipates these variable usage patterns will continue at least for the duration of widespread travel restrictions and mandatory work-at-home policies due to COVID-19, as well as generally following this period as customers increase their use of video as a primary communication channel in the enterprise.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the six months ended June 30, 2021 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2021 and 2020, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2021	2020	2020 to 2021	2021	2020	2020 to 2021
Revenues	100.0%	100.0%	(37)%	100.0%	100.0%	(25)%
Cost of revenues	(26.4)	(31.5)	(47)	(26.7)	(32.3)	(38)
Gross profit	73.6	68.5	(32)	73.3	67.7	(19)
Operating expenses:
Research and development	37.2	22.4	5	36.1	24.8	9
Sales and marketing	88.2	23.4	137	82.5	28.3	119
General and administrative	36.5	24.8	(8)	39.9	31.6	(5)
Amortization of purchased intangibles	2.8	1.7	—	2.8	2.1	(1)
Total operating expenses	164.7	72.3	43	161.3	86.8	40
Operating loss	(91.1)	(3.8)	1,393	(88.0)	(19.1)	246
Other income (expense), net	15.6	(4.2)	n/a	11.3	(3.2)	n/a
Loss before income taxes	(75.5)	(8.0)	494	(76.7)	(22.3)	159
Income tax benefit	(1.9)	(0.6)	102	(1.7)	(0.7)	91
Net loss	(73.6)%	(7.4)%	524%	(75.0)%	(21.6)%	161%
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
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Software licenses and appliances	$138	$4,061	$(3,923)	(97)%	$246	$5,601	$(5,355)	(96)%
Service
Subscription, maintenance and support	5,082	4,673	409	9	10,061	8,833	1,228	14
Professional services and other	647	600	47	8	1,380	1,127	253	22
Total service	5,729	5,273	456	9	11,441	9,960	1,481	15
Total revenues	$5,867	$9,334	$(3,467)	(37)%	$11,687	$15,561	$(3,874)	(25)%
Revenues can vary period to period based on the type of contract the Company enters with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The decrease in software license and appliances revenues in the three and six months ended June 30, 2021, compared to the corresponding 2020 periods, resulted as management placed less emphasis on pursuing perpetual license sales as part of the Company's accelerated implementation of its SaaS-focused strategic roadmap. The increase in subscription, maintenance and support revenues in the three months ended June 30, 2021, compared to the corresponding 2020 period, primarily resulted from on-premise to cloud conversions as well as incremental cloud customer expansions. The increase in subscription, maintenance and support revenues in the six months ended June 30, 2021, compared to the corresponding 2020 period, was primarily driven by on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters, including a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by the change in working environment due to COVID-19.

Professional services revenues for the three and six months ended June 30, 2021 grew 8% and 22%, respectively, compared to the corresponding 2020 periods, benefiting from professional services performed in the current quarter related to software and appliances sales in recent quarters.
For the quarter ended June 30, 2021, SaaS recurring revenue was approximately 49% of overall recurring revenue as compared to 46% for the quarter ended March 31, 2021. The improvement in SaaS recurring revenue as a percentage of recurring revenue is due to on-premise to cloud conversions, incremental cloud customer expansion and new customers.
Future consolidated revenues will be dependent upon many factors, including existing customer renewals, the rate of adoption of the Company's software solutions in its targeted markets, whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition and the success of our efforts to drive customer conversions from on-premises to cloud. As part of the Company’s long-term strategic roadmap, the Company is accelerating the evolution of its SaaS-based business model with a “cloud first” focus, which is expected to shift a greater proportion of revenue to SaaS licenses revenue, which is recognized over the term of the license. Qumu management currently anticipates SaaS recurring revenue to comprise approximately 60% of its overall recurring revenue mix by the end of 2022, with targeted growth to approximately 70% by the end of 2023. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Gross profit:
Software licenses and appliances	$75	$2,584	$(2,509)	(97)%	$119	$3,476	$(3,357)	(97)%
Service	4,243	3,810	433	11	8,452	7,058	1,394	20
Total gross profit	$4,318	$6,394	$(2,076)	(32)%	$8,571	$10,534	$(1,963)	(19)%

Gross margin:
Software licenses and appliances	54.3%	63.6%	(9.3)%		48.4%	62.1%	(13.7)%
Service	74.1%	72.3%	1.8%		73.9%	70.9%	3.0%
Total gross margin	73.6%	68.5%	5.1%		73.3%	67.7%	5.6%
Total gross margin was 73.6% and 68.5% for the three months ended June 30, 2021 and 2020, respectively, and 73.3% and 67.7% for the six months ended June 30, 2021 and 2020, respectively. The increase is due to a lower mix of appliance revenue, which generally carries lower margins, and an increase in higher-margin subscription revenue.
Gross profit includes $27,000 and $68,000 for the three months ended June 30, 2021 and 2020, respectively, and $54,000 and $140,000 for the six months ended June 30, 2021 and 2020, respectively, for the amortization of intangible assets. Cost of revenues for the full year 2021 is expected to include approximately $0.1 million of amortization expense for purchased intangibles, compared to $0.3 million for the full year 2020. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 24 and 22 at June 30, 2021 and 2020, respectively.
Future gross profit margins are expected to fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense and/or amortization of intangibles, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Operating expenses:
Research and development	$2,184	$2,088	$96	5%	$4,214	$3,868	$346	9%
Sales and marketing	5,173	2,181	2,992	137	9,649	4,399	5,250	119
General and administrative	2,142	2,320	(178)	(8)	4,669	4,913	(244)	(5)
Amortization of purchased intangibles	163	163	—	—	325	327	(2)	(1)
Total operating expenses	$9,662	$6,752	$2,910	43%	$18,857	$13,507	$5,350	40%
Total operating expenses as a percent of revenues increased to 165% for the three months ended June 30, 2021, compared to 72% for the three months ended June 30, 2020, and 161% for the six months ended June 30, 2021, compared to 87% for the six months ended June 30, 2020, primarily driven by increased costs for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021 and higher compensation costs associated with an increased number of personnel, offset by decreased transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated. The Company had 127 and 86 personnel in operating activities at June 30, 2021 and 2020, respectively. The Company incurred severance expense within operating expenses of $100,000 and $202,000 for the three and six months ended June 30, 2021, respectively. No severance expense was incurred for the six months ended June 30, 2020.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$1,335	$1,453	$(118)	(8)%	$2,603	$2,701	$(98)	(4)%
Overhead and other expenses	542	407	135	33	1,006	801	205	26
Outside services and consulting	278	203	75	37	552	316	236	75
Depreciation and amortization	1	2	(1)	(50)	2	2	—	—
Equity-based compensation	28	23	5	22	51	48	3	6
Total research and development expenses	$2,184	$2,088	$96	5%	$4,214	$3,868	$346	9%
Total research and development expenses as a percent of revenues were 37% and 22% for the three months ended June 30, 2021 and 2020, respectively, and 36% and 25% for the six months ended June 30, 2021 and 2020, respectively. The Company had 37 and 38 research and development personnel as of June 30, 2021 and 2020, respectively.
The increase in total research and development expenses of $96,000 and $346,000 in the three and six months ended June 30, 2021, respectively, compared to the corresponding 2020 periods, was primarily due to increased costs for research and development outside services and consulting expense related to development of features and functionality in the Company's SaaS solution. Additionally, overhead and other expenses increased as the Company incurred higher research and development expenses to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$3,538	$1,818	$1,720	95%	$6,193	$3,589	$2,604	73%
Overhead and other expenses	322	190	132	69	564	427	137	32
Outside services and consulting	1,148	145	1,003	692	2,633	317	2,316	731
Depreciation and amortization	9	5	4	80	16	16	—	—
Equity-based compensation	156	23	133	578	243	50	193	386
Total sales and marketing expenses	$5,173	$2,181	$2,992	137%	$9,649	$4,399	$5,250	119%
Total sales and marketing expenses as a percent of revenues were 88% and 23% for the three months ended June 30, 2021 and 2020, respectively, and 83% and 28% for the six months ended June 30, 2021 and 2020, respectively. The Company had 66 and 31 sales and marketing personnel at June 30, 2021 and 2020, respectively.
The increase in sales and marketing expenses of $3.0 million and $5.3 million in the three and six months ended June 30, 2021, respectively, compared to the corresponding 2020 periods, was primarily driven by higher compensation costs of $1.7 million and $2.6 million, respectively, associated with an increase of 28 sales personnel and 7 marketing personnel, as the Company aggressively recruited personnel to expand and augment the Company's existing resources with experienced SaaS sales professionals. Additionally, costs increased $1.0 million and $2.3 million, in the three and six months ended June 30, 2021, respectively, for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021, which included costs the Company incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$979	$877	$102	12%	$1,892	$1,575	$317	20%
Overhead and other expenses	354	252	102	40	659	560	99	18
Outside services and consulting	395	312	83	27	1,194	834	360	43
Depreciation and amortization	49	67	(18)	(27)	95	133	(38)	(29)
Equity-based compensation	365	113	252	223	829	301	528	175
Transaction-related expenses	—	699	(699)	(100)	—	1,510	(1,510)	(100)
Total general and administrative expenses	$2,142	$2,320	$(178)	(8)%	$4,669	$4,913	$(244)	(5)%
Total general and administrative expenses as a percent of revenues were 37% and 25% for the three months ended June 30, 2021 and 2020, respectively, and 40% and 32% for the six months ended June 30, 2021 and 2020, respectively. The Company had 24 and 17 general and administrative personnel at June 30, 2021 and 2020, respectively.
The decrease in expenses of $178,000 in the three months ended June 30, 2021, compared to the corresponding 2020 period, was primarily driven by $699,000 in transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated, offset by increased costs of $83,000 for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021 and $102,000 in compensation costs and $252,000 in equity-compensation primarily associated with an increase in general and administrative personnel. The decrease in expenses of $244,000 in the six months ended June 30, 2021, compared to the corresponding 2020 period, was primarily driven by $1.5 million in transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated, offset by increased costs of $360,000 for outside services and consulting associated with the continued implementation of the Company's strategic roadmap in 2021, net of the impact of reduced rent for terminated leases, and

$317,000 in compensation costs and $528,000 in equity compensation primarily associated with an increase in general and administrative personnel and director equity compensation expense.
Amortization of Purchased Intangibles
Operating expenses include $163,000 for both of the three-month periods ended June 30, 2021 and 2020, and $325,000 and $327,000 for the six months ended June 30, 2021 and 2020, respectively, for the amortization of intangible assets. Operating expenses for the full year 2021 associated with purchased intangibles, are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense, net	$(15)	$(22)	$(69)	$(5)
Decrease in fair value of derivative liability	—	105	37	105
Decrease (increase) in fair value of warrant liability	1,018	(434)	1,375	(398)
Other, net	(89)	(37)	(27)	(197)
Total other income (expense), net	$914	$(388)	$1,316	$(495)
The Company recorded non-cash income of $1.0 million and non-cash expense of $434,000 for the three months ended June 30, 2021 and 2020, respectively, and non-cash income of $1.4 million and non-cash expense of $398,000 for the six months ended June 30, 2021 and 2020, respectively, resulting from the change in the fair value of the Company's warrant liability.
Other income (expense) included a net loss on foreign currency transactions of $89,000 and $37,000 for the three months ended June 30, 2021 and 2020, respectively and $27,000 and $197,000 for the six months ended June 30, 2021 and 2020, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $109,000 and $54,000 for the three months ended June 30, 2021 and 2020, respectively, and $199,000 and $104,000 for the six months ended June 30, 2021 and 2020, respectively. The net income tax benefit for the three and six months ended June 30, 2021 and 2020, was impacted by the tax benefit for refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$21,328	$11,878
Working capital	$12,250	$(2,918)
Financing obligations	$345	$481
Operating lease liabilities	969	1,289
Note payable	—	1,800
Financing obligations, operating lease liabilities and note payable	$1,314	$3,570
Management expects the Company will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves and credit facility, as well as any cash flows that may be generated from current operations. Management also expects that the Company's financial resources will allow it to manage the anticipated impact of COVID-19 on its business operations for the foreseeable future, which could include delays in payments from customers and partners. Consequently, management will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.
At June 30, 2021, the Company had aggregate working capital of $12.3 million, compared to negative working capital of $2.9 million at December 31, 2020. Working capital includes current deferred revenue of $10.4 million and $12.9 million at June 30,

2021 and December 31, 2020, respectively. The increase in working capital as of June 30, 2021, as compared to December 31, 2020, is primarily due to $23.1 million net proceeds from the public offering in the first quarter 2021.
Financing obligations as of June 30, 2021 and December 31, 2020 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases. The note payable, a secured promissory note dated May 1, 2020, held by ESW Holdings, Inc., was non-interest bearing with a face amount of $1.83 million and maturing on April 1, 2021. On January 15, 2021, the Company received an advance of approximately $1.83 million from its Wells Fargo Bank line of credit entered into on January 15, 2021 and repaid the ESW Holdings note payable in full. The $1.83 million advance from Wells Fargo was subsequently repaid in the quarter ended March 31, 2021.
As of June 30, 2021, there were no amounts outstanding on the line of credit. For the quarter ending June 30, 2021, the Company was in compliance with the minimum recurring revenue and the minimum liquidity covenants.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business. The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.5 million as of June 30, 2021. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(11,615)	$(283)
Investing activities	(216)	(29)
Financing activities	21,253	(239)
Effect of exchange rate changes on cash	28	(201)
Net change in cash and cash equivalents	$9,450	$(752)
Operating activities
Net cash used in operating activities was $11.6 million and $283,000 for the six months ended June 30, 2021 and 2020, respectively. The operating cash flows for the 2021 period were impacted by investments associated with the Company's strategic roadmap, the net loss and the decrease in deferred revenue for the second quarter 2021.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $216,000 for the six months ended June 30, 2021 compared to $29,000 in the corresponding 2020 period. Included in the purchases of property and equipment were capitalized software development costs of $139,000 during the six months ended June 30, 2021. No software development costs were capitalized during the six months ended June 30, 2020.
Financing activities
Financing activities provided net cash of $21.3 million for the six months ended June 30, 2021 and used net cash of $239,000 in the comparable 2020 period. Primarily impacting the current period change in cash were the net proceeds from the public offering of the Company's common stock of $23.1 million, offset by principal payments on the Company's note payable, line of credit, finance leases and other financing obligations.

In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company's long-term strategic roadmap.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, TJ Kennedy, and the Company’s Chief Financial Officer, David G. Ristow, have evaluated the Company’s disclosure controls and procedures as of June 30, 2021. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 if permitted by our line of credit agreement with Wells Fargo, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended June 30, 2021 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2021 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2021	413	$5.94	—	778,365
May 2021	—	$—	—	778,365
June 2021	32	$3.09	—	778,365

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On August 6, 2021, Qumu Corporation and its wholly-owned subsidiary, Qumu, Inc., entered into a First Amendment to that certain Loan and Security Agreement dated January 15, 2021 (the "Loan Agreement") with Wells Fargo Bank, National Association (the "Lender") providing for an up to $10 million revolving line of credit, subject to the defined borrowing base. The First Amendment temporarily reduces the availability amount to $7.5 million until the Company's financial statements due for the quarter ending September 30, 2021 are received and reviewed by the Lender. The First Amendment also changed the definition of borrowing base to be initially four times monthly recurring revenue, but the multiple will be adjusted on a quarterly basis from and after the calendar quarter ending September 30, 2021. Thereafter, the borrowing base multiple will be four times if monthly recurring revenue declined from the preceding calendar quarter, five times if monthly recurring revenue increased up to 5% over the preceding calendar quarter, and six times if monthly recurring revenue increased at least 5% over the preceding calendar quarter. Further, the First Amendment modified the minimum liquidity covenant such that if the Company’s trailing three month cash burn (calculated as provided in the First Amendment) is negative, then the Company must have liquidity of not less than $5 million or an amount equal to six months of remaining months minimum liquidity and if the Company’s trailing three month cash burn is greater than or equal to zero dollars, then the Company must have liquidity of not less than $5 million. Finally, the First Amendment modified the Recurring Revenue covenant to require the following minimum Recurring Revenue for the remaining quarters in 2021 and in 2022: $4,500,000 for the quarter ended September 30, 2021; $4,750,000 for the quarter ended December 31, 2021; $5,000,000 for the quarter ended March 31, 2022; $5,500,000 for the quarter ended June 30, 2022; $6,000,000 for the quarter ended September 30, 2022; and $6,500,000 for the quarter ended December 31, 2022. The Company paid an amendment fee of $25,000 in connection with the First Amendment. The foregoing summary of the First Amendment is qualified by the full text of the First Amendment, which is attached hereto as Exhibit 10.1.

Item 6. Exhibits
(a)The following exhibits are included herein:
10.1†    First Amendment dated August 6, 2021 to Loan and Security Agreement by and among Qumu Corporation, Qumu, Inc. and Wells Fargo Bank, National Association.
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 9, 2021	By:	/s/ TJ Kennedy
TJ Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	By:	/s/ David G. Ristow
David G. Ristow
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)