Form 10-Q
period 2021-09-30
Qumu Corp
filed 2021-11-02
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 29, 2021, the registrant had 17,782,045 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,199	$11,878
Receivables, net of allowance for credit losses of $42 and $42, respectively	4,703	5,612
Contract assets	430	467
Income tax receivable	393	479
Prepaid expenses and other current assets	2,142	2,302
Total current assets	25,867	20,738
Property and equipment, net of accumulated depreciation of $1,501 and $1,376, respectively	373	249
Right of use assets – operating leases	194	332
Intangible assets, net	1,574	2,143
Goodwill	7,366	7,455
Deferred income taxes, non-current	19	19
Other assets, non-current	402	490
Total assets	$35,795	$31,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,495	$2,705
Accrued compensation	1,227	2,145
Deferred revenue	11,442	12,918
Operating lease liabilities	709	735
Financing obligations	96	406
Note payable	—	1,800
Derivative liability	—	37
Warrant liability	881	2,910
Total current liabilities	16,850	23,656
Long-term liabilities:
Deferred revenue, non-current	2,144	3,488
Income taxes payable, non-current	624	608
Operating lease liabilities, non-current	82	554
Financing obligations, non-current	126	75
Other liabilities, non-current	160	160
Total long-term liabilities	3,136	4,885
Total liabilities	19,986	28,541
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,779,267 and 13,780,823, respectively	178	138
Additional paid-in capital	104,995	79,489
Accumulated deficit	(86,844)	(74,328)
Accumulated other comprehensive loss	(2,520)	(2,414)
Total stockholders’ equity	15,809	2,885
Total liabilities and stockholders’ equity	$35,795	$31,426
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Software licenses and appliances	$742	$887	$1,091	$6,736
Service	5,683	5,743	17,021	15,455
Total revenues	6,425	6,630	18,112	22,191
Cost of revenues:
Software licenses and appliances	63	219	190	2,344
Service	1,481	1,435	4,470	4,337
Total cost of revenues	1,544	1,654	4,660	6,681
Gross profit	4,881	4,976	13,452	15,510
Operating expenses:
Research and development	2,305	2,105	6,519	5,973
Sales and marketing	4,490	2,044	14,139	6,443
General and administrative	1,881	2,142	6,550	7,055
Amortization of purchased intangibles	163	165	488	492
Total operating expenses	8,839	6,456	27,696	19,963
Operating loss	(3,958)	(1,480)	(14,244)	(4,453)
Other income (expense):
Interest expense, net	(12)	(33)	(81)	(38)
Decrease (increase) in fair value of derivative liability	—	(1)	37	104
Decrease (increase) in fair value of warrant liability	94	(332)	1,469	(730)
Gain on sale of BriefCam, Ltd.	50	—	50	—
Other, net	4	(55)	(23)	(252)
Total other income (expense), net	136	(421)	1,452	(916)
Loss before income taxes	(3,822)	(1,901)	(12,792)	(5,369)
Income tax benefit	(77)	(43)	(276)	(147)
Net loss	$(3,745)	$(1,858)	$(12,516)	$(5,222)

Net loss per share – basic:
Net loss per share – basic	$(0.21)	$(0.14)	$(0.72)	$(0.39)
Weighted average shares outstanding – basic	17,872	13,579	17,358	13,555
Net loss per share – diluted:
Loss attributable to common shareholders	$(3,788)	$(1,858)	$(13,985)	$(5,516)
Net loss per share – diluted	$(0.21)	$(0.14)	$(0.80)	$(0.41)
Weighted average shares outstanding – diluted	17,881	13,579	17,525	13,575
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,745)	$(1,858)	$(12,516)	$(5,222)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(229)	380	(106)	(118)
Total other comprehensive income (loss)	(229)	380	(106)	(118)
Total comprehensive loss	$(3,974)	$(1,478)	$(12,622)	$(5,340)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(2,672)	—	(2,672)
Other comprehensive loss, net of taxes	—	—	—	—	(480)	(480)
Issuance of stock under employee stock plan, net of forfeitures	4	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(29)	—	(53)	—	—	(53)
Stock-based compensation	—	—	245	—	—	245
Balance at March 31, 2020	13,528	$136	$78,253	$(67,800)	$(3,341)	$7,248
Net loss	—	—	—	(692)	—	(692)
Other comprehensive loss, net of taxes	—	—	—	—	(18)	(18)
Issuance of stock under employee stock plan, net of forfeitures	1	(1)	—	—	—	(1)
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	164	—	—	164
Balance at June 30, 2020	13,529	$135	$78,416	$(68,492)	$(3,359)	$6,700
Net loss	—	—	—	(1,858)	—	(1,858)
Other comprehensive loss, net of taxes	—	—	—	—	380	380
Issuance of stock under employee stock plan, net of forfeitures	206	2	236	—	—	238
Redemption of stock related to tax withholdings on employee stock plan issuances	(22)	—	(105)	—	—	(105)
Stock-based compensation	—	—	211	—	—	211
Balance at September 30, 2020	13,713	$137	$78,758	$(70,350)	$(2,979)	$5,566

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	—	—	(4,450)	—	(4,450)
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Issuance of common stock	3,709	37	23,048	—	—	23,085
Warrant exercise	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	52	1	141	—	—	142
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	589	—	—	589
Balance at March 31, 2021	17,591	$176	$103,824	$(78,778)	$(2,435)	$22,787
Net loss	—	—	—	(4,321)	—	(4,321)
Other comprehensive loss, net of taxes	—	—	—	—	144	144
Issuance of stock under employee stock plan, net of forfeitures	34	—	85	—	—	85
Redemption of stock related to tax withholdings on employee stock plan issuances	(1)	—	(3)	—	—	(3)
Stock-based compensation	—	—	566	—	—	566
Balance at June 30, 2021	17,624	$176	$104,472	$(83,099)	$(2,291)	$19,258
Net loss	—	—	—	(3,745)	—	(3,745)
Other comprehensive loss, net of taxes	—	—	—	—	(229)	(229)
Issuance of stock under employee stock plan, net of forfeitures	171	2	316	—	—	318
Redemption of stock related to tax withholdings on employee stock plan issuances	(16)	—	(41)	—	—	(41)
Stock-based compensation	—	—	248	—	—	248
Balance at September 30, 2021	17,779	$178	$104,995	$(86,844)	$(2,520)	$15,809

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(12,516)	$(5,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	738	935
Loss on disposal of property and equipment	3	—
Stock-based compensation	1,403	620
Accretion of debt discount and issuance costs	35	52
Gain on sale of BriefCam, Ltd.	(50)	—
Decrease in fair value of derivative liability	(37)	(104)
Increase (decrease) in fair value of warrant liability	(1,469)	730
Deferred income taxes	—	9
Changes in operating assets and liabilities:
Receivables	913	(1,107)
Contract assets	37	296
Income taxes receivable / payable	107	70
Prepaid expenses and other assets	264	268
Accounts payable and other accrued liabilities	(607)	(629)
Accrued compensation	(915)	617
Deferred revenue	(2,800)	4,338
Other non-current liabilities	—	264
Net cash provided by (used in) operating activities	(14,894)	1,137
Investing activities:
Proceeds from sale of BriefCam, Ltd.	50	—
Purchases of property and equipment	(216)	(68)
Net cash used in investing activities	(166)	(68)
Financing activities:
Principal payments on financing obligations	(342)	(286)
Principal payment on line of credit	(1,840)	—
Proceeds from line of credit	1,840	—
Principal payment on term loan	(1,833)	—
Payment for term loan issuance costs	(25)	—
Net proceeds from common stock issuance	23,085	—
Proceeds from issuance of common stock under employee stock plans	545	238
Common stock repurchases to settle employee withholding liability	(47)	(160)
Net cash provided by (used in) financing activities	21,383	(208)
Effect of exchange rate changes on cash	(2)	(148)
Net increase in cash and cash equivalents	6,321	713
Cash and cash equivalents, beginning of period	11,878	10,639
Cash and cash equivalents, end of period	$18,199	$11,352

Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$(372)	$(264)
Interest, net	$41	$12

Non-cash financing activity:
Issuance of note payable and derivative liability for cancellation of warrant	$—	$1,855
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$560	$—

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)     Nature of Business and Basis of Presentation
Qumu Corporation ("Qumu" or the "Company") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for enterprises. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the future workplace by providing a more efficient and effective way to share knowledge. Qumu's customers, which include some of the world’s largest organizations, leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases include, but are not limited to, CEO and executive town halls, self-service webcasting, sales enablement, training, employee onboarding, internal communications, product releases and training, regulatory compliance and customer engagement. The Company and its channel partners market Qumu's products to customers primarily in North America, Europe and Asia.
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
Reclassification
Certain reclassification have been made to prior period revenue in order to conform to the current period presentation. During the quarter ended September 30, 2021, the Company reclassified revenue recognized for term software license agreements from service revenue to software licenses and appliances revenue, similar to perpetual software licenses. These term software licenses have significant standalone functionality and, subsequent to delivery of the software, Qumu's activities do not substantively change the functionality and do not significantly affect the use of the software delivered. The reclassifications had no effect on previously reported stockholders' equity, net loss or net cash flows.
Revenue for the three and nine months ended September 30, 2020 as reported and as reclassified were as follows:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	As Reported	As Reclassified	As Reported	As Reclassified
Software licenses and appliances	$548	$887	$6,149	$6,736
Service
Subscription, maintenance and support	5,349	5,010	14,182	13,595
Professional services and other	733	733	1,860	1,860
Total service	6,082	5,743	16,042	15,455
Total revenues	$6,630	$6,630	$22,191	$22,191

Capitalized Development Costs
The Company capitalizes certain development costs related to our sales platform during the application development stage as long as it is probable the project will be completed and the software will be used to perform the function intended. Capitalized software development costs are recorded as part of property and equipment, net. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is generally three years, and amortization is recorded in operating expenses in the condensed consolidated statements of operations. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $139,000 of software development costs during the nine months ended September 30, 2021. No software development costs were capitalized during the nine months ended September 30, 2020.
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

(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2021
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,921	$8,213	$2,184	$15,318
Accumulated amortization	(4,222)	(8,187)	(1,335)	(13,744)
Intangibles assets, net	$699	$26	$849	$1,574

	December 31, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade Names	Total
Original cost	$4,945	$8,256	$2,184	$15,385
Accumulated amortization	(3,861)	(8,151)	(1,230)	(13,242)
Intangibles assets, net	$1,084	$105	$954	$2,143
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Nine Months Ended September 30, 2021
Balance, beginning of period	$2,143
Amortization expense	(568)
Currency translation	(1)
Balance, end of period	$1,574
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense associated with the developed technology included in cost of revenues	$26	$72	$80	$212
Amortization expense associated with other acquired intangible assets included in operating expenses	163	165	488	492
Total amortization expense	$189	$237	$568	$704
Goodwill
The goodwill balance of $7.4 million at September 30, 2021 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.

(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire at various dates over the next 16 months.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$47	$103	$138	$297
Finance lease cost:
Amortization of right of use assets	26	31	81	93
Interest on lease liabilities	3	2	8	6
Total finance cost	29	33	89	99
Total lease cost	$76	$136	$227	$396
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2021 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2021	$192	$28
2022	626	63
2023	21	58
2024	—	58
2025	—	3
Total undiscounted lease payments	839	210
Less amount representing interest	(48)	(16)
Present value of lease liabilities	$791	$194
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into and closed on the Loan and Security Agreement (the “line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company's subsidiaries). As of September 30, 2021, there were no amounts outstanding on the line of credit. For the quarter ending September 30, 2021, the Company was in compliance with all covenants of the credit agreement.
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
Contingencies
In connection with the termination of merger agreement with Synacor, Inc. on June 29, 2020, Qumu was contingently obligated to pay Synacor, Inc. $1.45 million upon the occurrence of certain events with respect to an Acquisition Transaction (as defined in the mutual termination agreement with Synacor, Inc.) during the 15 months following the termination, that is, by September 29, 2021. The Company has not accrued a liability related to this contingent obligation as the payment is not triggered unless and until an Acquisition Transaction occurs. The Company did not trigger an obligation as an Acquisition Transaction did not occur in the 15 months following the termination of the merger agreement. The contingent obligation expired on September 29, 2021 as no such event occurred.
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
As of September 30, 2021, the following warrants for the purchase of Qumu's common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583
The warrant liability was recorded in the Company's consolidated balance sheets at its fair value on the respective dates of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "Decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $94,000 and non-cash expense of $332,000 for the three months ended September 30, 2021 and 2020, respectively, and non-cash income of $1.5 million and non-cash expense of $730,000 for the nine months ended September 30, 2021 and 2020, respectively, resulting from the change in fair value of the warrant liability.
On May 1, 2020, the Company canceled the ESW warrant in exchange for a note payable (see Note 3–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recognized non-cash income of $37,000 for the nine months ended September 30, 2021 resulting from the change in fair value of the derivative liability. The derivative liability was derecognized on April 1, 2021 upon expiration of the contingent payment obligation without the contingency being triggered.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$729	$—	$—	$729
Warrant liability - iStudy	152	—	—	152
Warrant liability	$881	$—	$—	$881
Derivative liability	—	—	—	—
Total	$881	$—	$—	$881

		Fair Value Measurements Using
	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$2,245	$—	$—	$2,245
Warrant liability - iStudy	665	—	—	665
Warrant liability	$2,910	$—	$—	$2,910
Derivative liability	37	—	—	37
Total	$2,947	$—	$—	$2,947
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant. Consequently, as of September 30, 2021 and December 31, 2020, the liability related to each warrant was classified as a Level 3 warrant liability.
The Company's evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that increases or decreases the likelihood of triggering the note payable agreement's Fundamental Transaction contingency, resulting in Level 3 classification of the derivative liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

September 30, 2021
Probability-weighted timing of change in control	4.8 years
The following table summarizes the changes in fair value measurements for the nine months ended September 30, 2021:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2020	$2,910	$37	$2,947
Reduction in warrant liability for partial exercise of Hale warrant	(560)	—	(560)
Change in fair value	(1,469)	(37)	(1,506)
Balance at September 30, 2021	$881	$—	$881

(5)    Revenue
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a cloud-hosted software as a service (SaaS), term software license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, term software licenses and hardware. Service revenue includes SaaS, maintenance and support, and professional and other services.
Revenues by product category and geography
The Company combines its products and services into three product categories and three geographic regions, based on customer location, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Software licenses and appliances	$742	$887	$1,091	$6,736
Service
Subscription, maintenance and support	5,080	5,010	15,038	13,595
Professional services and other	603	733	1,983	1,860
Total service	5,683	5,743	17,021	15,455
Total revenues	$6,425	$6,630	$18,112	$22,191

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$4,290	$4,238	$11,938	$15,801
Europe	1,850	2,106	5,325	5,596
Asia	285	286	849	794
Total	$6,425	$6,630	$18,112	$22,191
Contract Balances
The Company’s balances for contract assets totaled $430,000 and $467,000 as of September 30, 2021 and December 31, 2020, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $13.6 million and $16.4 million as of September 30, 2021 and December 31, 2020, respectively.
During the three months and nine months ended September 30, 2021, the Company recognized $4.3 million and $10.9 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the period. During the three and nine months ended September 30, 2020, the Company recognized $4.2 million and $8.6 million, respectively, of revenue that was included in the deferred revenue balance for each respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.1 million as of September 30, 2021, of which the Company expects to recognize $13.8 million of revenue over the next 12 months and the remainder thereafter. During the nine months ended September 30, 2021 and 2020, no revenue was recognized from performance obligations satisfied in previous periods.

(6)    Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	—	457,692	—	457,692
Restricted stock awards and restricted stock units	102,400	511,392	454,702	564,992
Performance stock units	16,684	—	320,384	—

The stock options, restricted stock awards, restricted stock units and performance stock units granted during the nine months ended September 30, 2021 and 2020 were granted under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan, except for a non-qualified stock option to purchase 457,692 shares granted on July 22, 2020 to the Company's then newly hired Chief Executive Officer, which was granted outside of a shareholder-approved plan as an "inducement award."
The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation cost, before income tax benefit:
Stock options	$129	$119	$482	$257
Restricted stock awards and restricted stock units	119	92	921	363
Total stock-based compensation	$248	$211	$1,403	$620

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation cost included in:
Cost of revenues	$12	$12	$44	$22
Operating expenses	236	199	1,359	598
Total stock-based compensation	$248	$211	$1,403	$620

(7)    Income Taxes
As of September 30, 2021 and December 31, 2020, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million and $1.8 million, respectively. The Company had accrued interest and penalties relating to unrecognized tax benefits of $67,000 and $50,000 on a gross basis at September 30, 2021 and December 31, 2020, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.

(8)    Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss per share – basic
Net loss	$(3,745)	$(1,858)	$(12,516)	$(5,222)
Weighted average shares outstanding	17,872	13,579	17,358	13,555
Net loss per share – basic	$(0.21)	$(0.14)	$(0.72)	$(0.39)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(3,745)	$(1,858)	$(12,516)	$(5,222)
Numerator effect of dilutive securities
Warrants	(43)	—	(1,469)	(294)
Loss attributable to common shareholders	$(3,788)	$(1,858)	$(13,985)	$(5,516)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	17,872	13,579	17,358	13,555
Denominator effect of dilutive securities
Warrants	9	—	167	20
Diluted potential common shares	9	—	167	20
Weighted average shares outstanding – diluted	17,881	13,579	17,525	13,575
Net loss per share – diluted	$(0.21)	$(0.14)	$(0.80)	$(0.41)
Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,086	1,218	1,161	1,110
Warrants	248	414	—	414
Restricted stock units	628	282	448	204
Total anti-dilutive	1,962	1,914	1,609	1,728

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in our most recent Annual Report on Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.
Overview
Qumu Corporation ("Qumu", "Company" or "we") generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of cloud-hosted software as a service (SaaS), recurring term license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, recurring term software licenses and hardware. Service revenue includes SaaS, maintenance and support, and professional and other services.
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

The factors that initially drove demand for Qumu's solutions in 2020 continue to impact the Company's business. Qumu expects to capture additional revenue opportunities presented by the widespread adoption and use of video in the enterprise. Widespread adoption and use of video in the enterprise is critical to our future growth and success. Qumu believes that the COVID-19 crisis is a tipping point for the use and acceptance of video as a primary communication channel within the enterprise. As video content and software to manage video content achieve high levels of acceptance within the enterprise, management believes this will drive demand and market adoption for Qumu’s video platform and tools, with product development, sales and marketing, and engineering resources increasingly focused on delivering cloud-based solutions over on-premises solutions, consistent with our strategic plan and customer preferences.
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
Additionally, the higher than historic usage of Qumu’s cloud-based enterprise video solution that the Company experienced in 2020 continued into 2021. Qumu believes the increase in hybrid and remote work due to COVID-19 is going to remain permanent for many enterprises, driving a large amount of future usage in the cloud.
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
Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of the Company’s accounting policies. The accounting policies considered by management to be the most critical to the presentation of the condensed consolidated financial statements because they require the most difficult, subjective and complex judgments include revenue recognition, accounting for leases, and derivative liabilities for outstanding warrants. Our significant accounting policies applicable to the nine months ended September 30, 2021 are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2021 and 2020, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2021	2020	2020 to 2021	2021	2020	2020 to 2021
Revenues	100.0%	100.0%	(3)%	100.0%	100.0%	(18)%
Cost of revenues	(24.0)	(24.9)	(7)	(25.7)	(30.1)	(30)
Gross profit	76.0	75.1	(2)	74.3	69.9	(13)
Operating expenses:
Research and development	35.9	31.8	10	36.0	27.0	9
Sales and marketing	69.9	30.8	120	78.0	29.0	119
General and administrative	29.3	32.3	(12)	36.2	31.8	(7)
Amortization of purchased intangibles	2.5	2.5	(1)	2.7	2.2	(1)
Total operating expenses	137.6	97.4	37	152.9	90.0	39
Operating loss	(61.6)	(22.3)	167	(78.6)	(20.1)	220
Other income (expense), net	2.1	(6.3)	n/a	8.0	(4.1)	n/a
Loss before income taxes	(59.5)	(28.6)	101	(70.6)	(24.2)	138
Income tax benefit	(1.2)	(0.6)	79	(1.5)	(0.7)	88
Net loss	(58.3)%	(28.0)%	102%	(69.1)%	(23.5)%	140%
Revenues
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a cloud-hosted software as a service (SaaS), recurring term software license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, recurring term software licenses and hardware. Service revenue includes SaaS subscriptions, maintenance and support, and professional and other services. Recurring term software license revenue included in software licenses and appliances revenue was $463,000 and $339,000 for the three months ended September 30, 2021 and 2020, respectively, and $566,000 and $587,000 for the nine months ended September 30, 2021 and 2020, respectively.
The table below describes Qumu's revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Software licenses and appliances	$742	$887	$(145)	(16)%	$1,091	$6,736	$(5,645)	(84)%
Service
Subscription, maintenance and support	5,080	5,010	70	1	15,038	13,595	1,443	11
Professional services and other	603	733	(130)	(18)	1,983	1,860	123	7
Total service	5,683	5,743	(60)	(1)	17,021	15,455	1,566	10
Total revenues	$6,425	$6,630	$(205)	(3)%	$18,112	$22,191	$(4,079)	(18)%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The quarterly software licenses and appliances revenues are also subject to the timing of fulfillment of products, which can result in large fluctuations when compared to the prior quarters. The decrease in software license and appliances revenues in the three and nine months ended September 30, 2021, compared to the corresponding 2020 periods, resulted as management placed less emphasis on pursuing perpetual license sales as part of the Company's accelerated implementation of its SaaS-focused strategic plan. The increase in subscription, maintenance and support revenues in the three months ended September 30, 2021, compared to the corresponding 2020 period, primarily resulted from on-premise to cloud conversions as well as incremental cloud customer expansions. The increase in subscription, maintenance and support revenues in the nine months ended September 30, 2021, compared to the corresponding 2020 period, was primarily driven by on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters, including a large customer order received at the end of the first quarter 2020, which the customer identified as specifically driven by the change in working environment due to COVID-19.
The change in professional services revenues for the three and nine months ended September 30, 2021 was (18)% and 7%, respectively, compared to the corresponding 2020 periods. The decrease relates to mix and timing of bookings and the increase relates to conversion projects for existing on-premise customers to SaaS.
For the quarter ended September 30, 2021, SaaS recurring revenue was approximately 52% of overall recurring revenue as compared to 41% for the quarter ended September 30, 2020. The improvement in SaaS recurring revenue as a percentage of recurring revenue is due to customer on-premise to cloud conversions, incremental cloud customer expansion and new cloud customers, consistent with the Company's implementation of its SaaS-focused strategic plan.
Future consolidated revenue mix will be dependent upon many factors, including existing customer renewals, the rate of adoption of the Company's software solutions in its targeted markets, whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition and the success of our efforts to drive customer conversions from on-premises to cloud. As part of the Company’s long-term strategic plan, the Company is accelerating the evolution of its SaaS-based business model with a “cloud first” focus, which is expected to shift a greater proportion of revenue to SaaS subscription licenses revenue, which is recognized over the term of the subscription. Qumu management currently anticipates SaaS recurring revenue to comprise approximately 60% of its overall recurring revenue mix by the end of 2022, with targeted growth to approximately 70% by the end of 2023. Other factors that will influence future consolidated revenue mix include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Gross profit:
Software licenses and appliances	$679	$668	$11	2%	$901	$4,392	$(3,491)	(79)%
Service	4,202	4,308	(106)	(2)	12,551	11,118	1,433	13
Total gross profit	$4,881	$4,976	$(95)	(2)%	$13,452	$15,510	$(2,058)	(13)%

Gross margin:
Software licenses and appliances	91.5%	75.3%	16.2%		82.6%	65.2%	17.4%
Service	73.9%	75.0%	(1.1)%		73.7%	71.9%	1.8%
Total gross margin	76.0%	75.1%	0.9%		74.3%	69.9%	4.4%
Total gross margin was 76.0% and 75.1% for the three months ended September 30, 2021 and 2020, respectively, and 74.3% and 69.9% for the nine months ended September 30, 2021 and 2020, respectively. The increase is due to a lower mix of appliance revenue, which generally carries lower margins, and an increase in higher-margin subscription revenue.
Gross profit includes $26,000 and $72,000 for the three months ended September 30, 2021 and 2020, respectively, and $80,000 and $212,000 for the nine months ended September 30, 2021 and 2020, respectively, for the amortization of intangible assets. Cost of revenues for the full year 2021 is expected to include approximately $0.1 million of amortization expense for purchased intangibles, compared to $0.3 million for the full year 2020. Included in cost of revenues are the costs related to the Company's service personnel, of which there were 22 and 21 at September 30, 2021 and 2020, respectively.
Future gross profit margins are expected to fluctuate quarter to quarter and will be impacted by the rate of growth and mix of the Company's product and service offerings, utilization of service personnel, fixed and variable royalty expense and/or amortization of intangibles, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Operating expenses:
Research and development	$2,305	$2,105	$200	10%	$6,519	$5,973	$546	9%
Sales and marketing	4,490	2,044	2,446	120	14,139	6,443	7,696	119
General and administrative	1,881	2,142	(261)	(12)	6,550	7,055	(505)	(7)
Amortization of purchased intangibles	163	165	(2)	(1)	488	492	(4)	(1)
Total operating expenses	$8,839	$6,456	$2,383	37%	$27,696	$19,963	$7,733	39%
Total operating expenses as a percent of revenues increased to 138% for the three months ended September 30, 2021, compared to 97% for the three months ended September 30, 2020, and 153% for the nine months ended September 30, 2021, compared to 90% for the nine months ended September 30, 2020. The increase in 2021 is primarily driven by increased costs for outside services and consulting associated with the continued implementation of the Company's strategic plan in 2021 and higher compensation costs associated with an increased number of personnel, offset by decreased transaction-related expenses in 2020 related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated. The Company had 92 and 84 personnel in operating activities at September 30, 2021 and 2020, respectively. In the third quarter 2021, the Company initiated a cost-optimization program to align expenses with anticipated revenue, which included initiatives designed to reduce the Company's cash burn rate, slow hiring and implement other cost-control measures. As part of this program, the Company incurred severance expense within operating expenses of $246,000 and $448,000 for the three and nine months ended September 30, 2021, respectively. There was $459,000 severance expense incurred for the nine months ended September 30, 2020.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$1,517	$1,420	$97	7%	$4,120	$4,121	$(1)	—%
Overhead and other expenses	505	465	40	9	1,511	1,266	245	19
Outside services and consulting	253	183	70	38	805	499	306	61
Depreciation and amortization	—	1	(1)	(100)	2	3	(1)	(33)
Equity-based compensation	30	36	(6)	(17)	81	84	(3)	(4)
Total research and development expenses	$2,305	$2,105	$200	10%	$6,519	$5,973	$546	9%
Total research and development expenses as a percent of revenues were 36% and 32% for the three months ended September 30, 2021 and 2020, respectively, and 36% and 27% for the nine months ended September 30, 2021 and 2020, respectively. The Company had 30 and 36 research and development personnel as of September 30, 2021 and 2020, respectively.
The increase in total research and development expenses of $200,000 and $546,000 in the three and nine months ended September 30, 2021, respectively, compared to the corresponding 2020 periods, was primarily due to increased compensation and employee-related costs due to the hiring of higher compensated employees, as well as an increase in outside services and consulting expense related to development of features and functionality in the Company's SaaS solution. Additionally, overhead and other expenses increased as the Company incurred higher research and development expenses to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase	Percent Increase			Increase	Percent Increase
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$3,204	$1,628	$1,576	97%	$9,397	$5,217	$4,180	80%
Overhead and other expenses	317	190	127	67	881	617	264	43
Outside services and consulting	848	181	667	369	3,481	498	2,983	599
Depreciation and amortization	14	12	2	17	30	28	2	7
Equity-based compensation	107	33	74	224	350	83	267	322
Total sales and marketing expenses	$4,490	$2,044	$2,446	120%	$14,139	$6,443	$7,696	119%
Total sales and marketing expenses as a percent of revenues were 70% and 31% for the three months ended September 30, 2021 and 2020, respectively, and 78% and 29% for the nine months ended September 30, 2021 and 2020, respectively. The Company had 44 and 30 sales and marketing personnel at September 30, 2021 and 2020, respectively.
The increase in sales and marketing expenses of $2.4 million and $7.7 million in the three and nine months ended September 30, 2021, respectively, compared to the corresponding 2020 periods, was primarily driven by higher compensation costs of $1.6 million and $4.2 million, respectively, associated with the hiring of sales and marketing personnel, as the Company aggressively recruited personnel to expand and augment the Company's existing resources with experienced SaaS sales and marketing professionals. Additionally, costs increased $667,000 and $3.0 million, in the three and nine months ended September 30, 2021, respectively, for outside services and consulting associated with the continued implementation of the Company's strategic plan in 2021, which included costs the Company incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2021	2020	2020 to 2021	2020 to 2021	2021	2020	2020 to 2021	2020 to 2021
Compensation and employee-related	$919	$1,182	$(263)	(22)%	$2,811	$2,757	$54	2%
Overhead and other expenses	368	230	138	60	1,027	790	237	30
Outside services and consulting	452	419	33	8	1,646	1,253	393	31
Depreciation and amortization	43	68	(25)	(37)	138	201	(63)	(31)
Equity-based compensation	99	130	(31)	(24)	928	431	497	115
Transaction-related expenses	—	113	(113)	(100)	—	1,623	(1,623)	(100)
Total general and administrative expenses	$1,881	$2,142	$(261)	(12)%	$6,550	$7,055	$(505)	(7)%
Total general and administrative expenses as a percent of revenues were 29% and 32% for the three months ended September 30, 2021 and 2020, respectively, and 36% and 32% for the nine months ended September 30, 2021 and 2020, respectively. The Company had 18 and 18 general and administrative personnel at September 30, 2021 and 2020, respectively.
The decrease in expenses of $261,000 in the three months ended September 30, 2021, compared to the corresponding 2020 period, was primarily driven by a decrease of $263,000 in compensation cost related to the change in CEO, $113,000 in transaction-related expenses related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated and $31,000 in equity-compensation primarily associated with the resignation of the CFO and the reversal of the unvested equity awards, offset by increased costs of $138,000 for overhead and other expenses related to the additional software licenses and $33,000 for outside services and consulting associated with the continued implementation of the Company's strategic plan in 2021. The decrease in expenses of $505,000 in the nine months ended September 30, 2021, compared to the corresponding 2020 period, was primarily driven by $1.6 million in transaction-related expenses in 2020 related to the Company's merger agreement with Synacor, Inc. that was subsequently terminated, offset by increased costs of $393,000 for outside services and consulting associated with the continued implementation of the Company's strategic plan in 2021, net of the impact of reduced rent for terminated leases, and $54,000 in compensation costs and $497,000 in equity compensation primarily associated with grants to new hires in 2021 at a higher grant price and director equity compensation expense.
Amortization of Purchased Intangibles
Operating expenses include $163,000 and $165,000 for the three months ended September 30, 2021 and 2020, respectively, and $488,000 and $492,000 for the nine months ended September 30, 2021 and 2020, respectively, for the amortization of intangible assets. Operating expenses for the full year 2021 associated with purchased intangibles, are expected to include approximately $0.7 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense, net	$(12)	$(33)	$(81)	$(38)
Decrease in fair value of derivative liability	—	(1)	37	104
Decrease (increase) in fair value of warrant liability	94	(332)	1,469	(730)
Gain on sale of BriefCam, Ltd.	50	—	50	—
Other, net	4	(55)	(23)	(252)
Total other income (expense), net	$136	$(421)	$1,452	$(916)
The Company recorded non-cash income of $94,000 and non-cash expense of $332,000 for the three months ended September 30, 2021 and 2020, respectively, and non-cash income of $1.5 million and non-cash expense of $730,000 for the nine months ended September 30, 2021 and 2020, respectively, resulting from the change in the fair value of the Company's warrant liability.
Other income (expense) included a net gain on foreign currency transactions of $4,000 and net loss of $55,000 for the three months ended September 30, 2021 and 2020, respectively, and net losses of $23,000 and $251,000 for the nine months ended September 30, 2021 and 2020, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $77,000 and $43,000 for the three months ended September 30, 2021 and 2020, respectively, and $276,000 and $147,000 for the nine months ended September 30, 2021 and 2020, respectively. The net income tax benefit for the three and nine months ended September 30, 2021 and 2020, was impacted by the tax benefit for refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company's liquidity and capital resources (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$18,199	$11,878
Working capital	$9,017	$(2,918)
Financing obligations	$222	$481
Operating lease liabilities	791	1,289
Note payable	—	1,800
Financing obligations, operating lease liabilities and note payable	$1,013	$3,570
Management expects the Company will be able to maintain current operations and anticipated capital expenditure requirements for at least the next 12 months through its cash reserves and credit facility, although the Company does not currently anticipate drawing on such facility, as well as any cash flows that may be generated from current operations. Management also expects that the Company's financial resources will allow it to manage the anticipated impact of COVID-19 on its business operations for the foreseeable future, which could include delays in payments from customers and partners. Consequently, management will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

At September 30, 2021, the Company had aggregate working capital of $9.0 million, compared to negative working capital of $2.9 million at December 31, 2020. Working capital includes current deferred revenue of $11.4 million and $12.9 million at September 30, 2021 and December 31, 2020, respectively. The increase in working capital as of September 30, 2021, as compared to December 31, 2020, is primarily due to $23.1 million net proceeds from the public offering in the first quarter 2021.
Financing obligations as of September 30, 2021 and December 31, 2020 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases. The note payable, a secured promissory note dated May 1, 2020, held by ESW Holdings, Inc., was non-interest bearing with a face amount of $1.83 million and maturing on April 1, 2021. On January 15, 2021, the Company received an advance of approximately $1.83 million from its Wells Fargo Bank line of credit entered into on January 15, 2021 and repaid the ESW Holdings note payable in full. The $1.83 million advance from Wells Fargo was subsequently repaid in the quarter ended March 31, 2021.
As of September 30, 2021, there were no amounts outstanding on the line of credit. For the quarter ending September 30, 2021, the Company was in compliance with the minimum recurring revenue and the minimum liquidity covenants.
The Company's primary source of cash from operating activities has been cash collections from sales of products and services to customers. The Company expects cash inflows from operating activities to be affected by increases or decreases in sales and timing of collections. The Company's primary use of cash for operating activities has been for personnel costs and outside service providers, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects cash flows from operating activities to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business, which is expected to be impacted in the future by the Company's cost-optimization program initiated in the third quarter 2021.
The amount of cash and cash equivalents held by the Company's international subsidiaries that is not available to fund domestic operations unless repatriated was $1.5 million as of September 30, 2021. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(14,894)	$1,137
Investing activities	(166)	(68)
Financing activities	21,383	(208)
Effect of exchange rate changes on cash	(2)	(148)
Net change in cash and cash equivalents	$6,321	$713
Operating activities
Operating activities used net cash of $14.9 million and provided net cash of $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. The operating cash flows for the 2021 period were impacted by investments associated with the Company's strategic plan, the net loss and the decrease in deferred revenue during 2021.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $216,000 for the nine months ended September 30, 2021 compared to $68,000 in the corresponding 2020 period. Included in the purchases of property and equipment were capitalized software development costs of $139,000 during the nine months ended September 30, 2021. No software development costs were capitalized during the nine months ended September 30, 2020. Net cash used by investing activities for the nine months ended September 30, 2021 includes cash received from the sale of the Company's investment in BriefCam, Ltd. totaling $50,000, related to the release of cash from escrow. No cash was released from escrow during the nine months ended September 30, 2020.

Financing activities
Financing activities provided net cash of $21.4 million for the nine months ended September 30, 2021 and used net cash of $208,000 in the comparable 2020 period. Primarily impacting the current period change in cash were the net proceeds from the public offering of the Company's common stock of $23.1 million, offset by principal payments on the Company's note payable, line of credit, finance leases and other financing obligations.
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company's transition to a SaaS-first company.
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
Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: we may not be successful at implementing our long-term strategic plan; the COVID-19 pandemic has significantly impacted worldwide business practices and economic conditions and could have a material effect on Qumu's business, financial condition and operating results; the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, our revenues may decline or fail to grow; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected; we have a history of losses and we may not achieve or sustain cash flows or profitability in the future; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, TJ Kennedy, and the Company’s Controller, Matthew J. Walker, have evaluated the Company’s disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Controller used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1. "Risk Factors" of our subsequently filed Quarterly Reported on Form 10-Q. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 if permitted by our line of credit agreement with Wells Fargo, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended September 30, 2021 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2021 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2021	8,774	$2.57	—	778,365
August 2021	32	$2.69	—	778,365
September 2021	7,.329	$2.48	—	778,365

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Not Applicable.

Item 6. Exhibits
(a)The following exhibits are included herein:
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Controller pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 2, 2021	By:	/s/ TJ Kennedy
TJ Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2021	By:	/s/ Matthew J. Walker
Matthew J. Walker
Controller
(Principal Financial Officer, Principal Accounting Officer)