Form 10-K
period 2021-12-31
Qumu Corp
filed 2022-04-15
CIK 892482

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the last quoted price at which such stock was sold on such date as reported by the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $45,378,000.
As of April 12, 2022, the registrant had 17,856,888 outstanding shares of common stock.

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
ITEM 1. BUSINESS
Overview
Qumu Corporation ("Qumu", "Company" or "we") provides the tools to create, manage, secure, distribute and measure the success of live and on-demand video for enterprises. The Qumu platform enables global organizations to drive employee engagement, increase access to video, and modernize the future workplace by providing a more efficient and effective way to share knowledge. Qumu’s customers, which include some of the world’s largest organizations, leverage the Qumu platform for a variety of cloud, on-premise and hybrid deployments. Use cases include, but are not limited to, CEO and executive town halls, self-service webcasting, sales enablement, training, employee onboarding, internal communications, product releases and training, regulatory compliance and customer engagement. The Company and its channel partners market Qumu’s products to customers primarily in North America, Europe and Asia.
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and services. Software sales may take the form of a cloud-hosted software as a service (SaaS), recurring term software license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, recurring term software licenses and hardware. Service revenue includes SaaS subscriptions, maintenance and support, and professional services. An individual sale can range from a single year agreement for thousands of dollars to a multi-year agreement for over a million dollars. During 2021, SaaS revenue increased 35% compared to 2020, as the Company's sales and marketing efforts and strategic plan focused on growing Qumu's SaaS business.
The table below describes Qumu’s revenues by category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Software licenses and appliances	$1,186	$7,547	$6,814	$(6,361)	$733	(84)%	11%
Service	22,836	21,525	18,548	1,311	2,977	6%	16%
Total revenues	$24,022	$29,072	$25,362	$(5,050)	$3,710	(17)%	15%

In 2021 we continued to implement our long-term strategic plan, which is positioning Qumu as a focused, cloud-first organization driving improved, high-margin recurring SaaS revenue. As part of these initiatives in 2021, we accomplished the following:
•Expanded our leadership team with the hiring of Rose Bentley as Chief Operating Officer, Andi Mann as Chief Technology Officer, and Tom Krueger as Chief Financial Officer to bring operational excellence to our customers and partners, additional innovation and SaaS execution;
•Invested in creating our Customer Success organization to ensure value is realized by our customers and partners and brought our Engineering and Development organizations together to support our SaaS transformation;
•Launched a Global Partner Program to build an ecosystem of partners which will extend our enterprise reach through technology synergies, provide innovative solutions to our customers, and allow us to leverage the current technology buying motion of the global enterprise;
•Partnered with key enterprise grade companies such as Speaker Dynamics, TD/SYNNEX and GovSmart to bring thought leadership on enterprise video to the market as we shape the future of work;
•Built new integrations with Socialive, enabling digital green screen experience, and Kollective, providing secure ECDN for live & on-demand video which will allow our enterprise customers to deliver a more reliable broadcast;
•Launched on-demand 360-degree video, live moderated Q&A widget, on-demand transcriptions and captions and enriched analytics which provide comprehensive, real-time and usage reporting of both live and on-demand video content;
•Achieved a two-year compounded annual growth rate on SaaS annual recurring revenue (ARR) of 40% annually from 2019 through 2021 due to the success of our cloud transformation to date;
•Grew our partner associated revenue by 25% in 2021; and
•Improved gross margins 3% over 2020 gross margins due to a higher mix of SaaS revenues.

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
Qumu is a leading provider of best-in-class tools to create, manage, secure, distribute and measure the success of live and on-demand video for the enterprise. As a trusted adviser to clients and partners, Qumu is an innovation leader when scalability, reliability and security are critical. Backed by one of the most talented and experienced teams in the industry, the Qumu platform enables global organizations to drive employee engagement, increase access to video and modernize the workplace by providing a more efficient and effective way to share knowledge. We integrate with and extend the reach of video conferencing solutions such as Zoom, WebEx and Microsoft Teams and support the distribution of video via collaboration tools such as Slack.
Many of the world’s largest organizations leverage the Qumu platform for a variety of cloud, on-premise or hybrid deployments. These uses include executive webcasting, corporate communications, training and onboarding, employee collaboration, external sales, marketing communications, collaborative captioning and subtitling, and centrally managing content for internet protocol television (iPTV) and digital signage solutions.
Qumu provides an end-to-end solution with an intuitive and rich user experience to create, manage and deliver live and on-demand video content both behind and beyond the secure firewall.
Capabilities and Products
The Qumu Enterprise Video Platform
Qumu offers an end-to-end video creation, management and delivery solution for enterprises. The Qumu platform offers a scalable and extensible platform that organizations can use to improve stakeholders’ engagement both internally and externally.
Qumu’s implementations can range in size from thousands to millions of dollars. The Qumu platform integrates with customers’ existing video services (e.g., videoconferencing systems), SaaS business applications (e.g., Zoom, Cisco WebEx and

Microsoft Teams) and broader IT infrastructures using Qumu’s extensive application services or "APIs." Deployments range from a single customer location to global infrastructures serving over one hundred thousand corporate employees. Qumu’s solution components are deployed as needed to serve different capabilities of the enterprise video content lifecycle of creating, capturing, managing, delivering and experiencing video content.
The Qumu platform encompasses four distinct elements:
•Video Capture
•Video Content Management
•Intelligent Delivery
•Extensions and Add-Ons
Video Capture
Qumu’s intelligent video capture (sometimes referred to as ingest) dynamically supports video content sources, accommodating a wide variety of video formats. Video conferencing solutions have emerged as a rapidly growing source of video content. These range from popular unified communications solutions such as Zoom, Cisco WebEx, and Microsoft Teams, to hardware-intensive conference room systems, such as Zoom Rooms, Polycom and Cisco.
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
Video Content Management
Organizations use Qumu to centrally manage all live and on-demand corporate video content through a single interface. Qumu’s video content management allows system users to ingest video, create metadata and share content quickly and securely to endpoints with rights and rules management. Some of the platform’s notable functionality includes:
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
Security and Access Control
Qumu’s access control model can leverage most major enterprise authentication solutions, securing access to videos, channels and administrative functions. In cases where a corporate authentication service is not available, Qumu provides its own user management tools for user creation, self-registration, approvals and group assignment.
Speech Search
Qumu Speech Search allows organizations to use their video repository for eDiscovery, internal clipping services or simply to find information quickly. Qumu Speech Search can quickly analyze thousands of hours of audio and video, index all spoken words and phrases, and return results beyond what metadata or caption-based searches can provide.

Intelligent Delivery
Qumu provides a diverse, flexible and robust series of solutions for enterprise delivery of live streaming or on-demand video. At the core of the Qumu platform is an intelligent business rules engine and CDN broker. This technology allows organizations to configure and optimize video for their specific offices, mobile users, and various endpoints.
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
Extensions and Add-Ons
The Qumu platform is designed to be customizable, enhancing the customer’s enterprise communication and collaboration solution. With its service-based extensible architecture, Qumu’s technology can be built upon by third-party developers. Current integrations and extensions from Qumu and its partners include Zoom, Cisco WebEx, Socialive, CaptionHub, Microsoft Office 365, Teams, SharePoint, Yammer, IPTV, Jive, IBM Connections, Polycom, Hive, Pexip and Citrix.
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
In June 2021, Qumu made the strategic decision to change its go-to-market strategy and place 80% of its focus on channel selling with the remaining 20% on its direct sales. Qumu’s channel partners may offer enterprise customers an integrated suite of software that includes the Qumu platform or may offer enterprise customers the Qumu platform as a video solution to be integrated into the customer’s existing enterprise software architecture. Accordingly, our sales and marketing organization is primarily focused on expanding Qumu’s partner network and strengthening marketing support for new partners.
Qumu, directly and through its channel partners, targets end-customer enterprises with 5,000+ employees. Across all deployment types (cloud, on-premise and hybrid) and in all five markets, Qumu’s customers include many of the largest Fortune 500 and Global 2000 companies.
Qumu has been identified as a leader by multiple industry analysts, some examples of which include:
•Aragon Research named Qumu a leader in the 2022 Research Globe for Enterprise Video for the seventh time
•Qumu named a finalist in 2021-22 Cloud Awards in the category of Software as a Service for the enterprise
•Qumu wins second consecutive Stevie Award for Customer Service Department of the Year
•Qumu honored as a TMCnet Remote Work Pioneer Award Winner in the advancement of remote working software
•Aragon Research named Qumu a leader in the 2021 Research Globe for Enterprise Video for the sixth time
•Wainhouse Research named Qumu a top end-to-end streaming in the 2021 State of the Market – Enterprise Streaming Solutions and Services report
•Aragon Research named Qumu a contender in the 2021 Aragon Research Globe for Video Conferencing for the third straight year, demonstrating the platform’s ability to deliver reliable, secure enterprise video at scale beyond the meeting.
As indicated by these honors, we believe Qumu is among the leading enterprise video platform vendors in the space.
Qumu sells products and services internationally through its U.S. operation and its subsidiaries in the United Kingdom and Japan. International sales comprised approximately 34%, 31% and 35% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Because of the variability in type and size of direct enterprise or channel partner sales, certain customers from time to time may constitute a significant portion of Qumu’s sales for a particular period. As Qumu emphasizes channel partner sales, Qumu’s sales may become concentrated among the current channel partners until Qumu expands its channel partner network.
Competition
Major competitors of Qumu include Kaltura, Brightcove, Vbrick and Vimeo. Qumu competes with these other companies based primarily upon its full-stack, end-to-end solution for a complete video infrastructure that includes support for mobile devices and leverages existing IT infrastructure. Qumu also encounters organizations utilizing Zoom, Cisco’s WebEx and Microsoft’s Teams and Streams technologies for video. While some view Zoom, WebEx and Teams as competitors to Qumu and some customers view their products as a partial alternative to Qumu’s technology, their focus is individual and workgroup video conferencing. We believe that the Zoom, WebEx and Teams and Qumu technologies can be seamlessly integrated and provide the customer with greater scale, security and flexibility and improved manageability than use of those technologies alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management.
Qumu also differentiates itself from competitors through its agnostic video delivery technology, as well as its flexible deployment models—cloud, hybrid, and on-premise—which Qumu customers can choose from and customize based on their own unique organizational needs for video. Qumu is considered highly reliable and the low-risk choice for many large enterprises.
Research and Development
As of December 31, 2021, the Company employed 28 employees in research and development. This staff engages in research and development of new products and enhancements to existing products. In addition, Qumu partners with third parties to utilize their competencies in creating products to enhance its product offerings.
Intellectual Property
Qumu currently maintains four U.S. patents and recently submitted one new patent application. The Company's patents have a duration of 20 years and expire from 2031 to 2033. Further, Qumu protects the proprietary nature of its software primarily through copyright and license agreements. It is Qumu’s policy to protect the proprietary nature of its newly developed products whenever they are likely to become significant sources of revenue, including preparing and filing new patent applications where warranted. No assurance can be given that Qumu will be able to obtain patent or other protection for its products. In addition, Qumu has registered and may in the future register trademarks and other marks used in its business.
Qumu also licenses or purchases the intellectual property ownership rights of programs developed by others with license or technology transfer agreements that may obligate Qumu to pay a flat license fee or royalties, typically based on a dollar amount per unit shipped or a percentage of the revenue generated by the software using those programs. Contractual obligations with respect to such licenses will require cash payments of $100,000 in 2022.
As the number of Qumu’s products increases and the functionality of those products expand, Qumu believes that it may become increasingly subject to attempts by others to duplicate its proprietary technology and to the possibility of infringement of its intellectual property. In addition, although Qumu does not believe that any of its products infringe on the rights of others, third parties have claimed, and may in the future claim, Qumu’s products infringe on their rights and these third parties may assert infringement claims against Qumu in the future. Qumu may litigate to enforce its intellectual property rights and to defend against claimed infringement of the rights of others or to determine the ownership, scope, or validity of Qumu’s proprietary rights and the rights of others. Any claim of infringement against Qumu could involve significant liabilities to third parties, could require Qumu to seek licenses from third parties and could prevent Qumu from developing, selling or using its products.
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
For example, the General Data Protection Regulation (“GDPR”), which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws post Brexit in January 2021, and the California Consumer Privacy Act (“CCPA”), which took effect in January 2020, apply to all of our products and services used by people in Europe. the United Kingdom and California, respectively. These laws impose enhanced data protection requirements on companies, including Qumu, that receive or process the personal data of people in the relevant geographies. The Company may be subject to substantial monetary sanctions for violations of these laws and regulations. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new privacy and data security obligations or limitations affecting our business and our products.
These and other laws create an increasingly complex framework and set of compliance obligations which may impact Qumu and its customers. Our failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, or perception of the same, could result in possible enforcement and legal actions and significant penalties against the Company, which could result in negative publicity, increased costs, lost revenue, and/or have a material adverse effect on Qumu’s business, financial condition and results of operations. The Company is also aware of increased scrutiny on Qumu’s customer base in regulated industries such as banking, insurance and healthcare concerning data protection and privacy and this has led to more complex customer negotiations and onboarding processes as we are required to provide these organizations with sufficient comfort in our compliance and security procedures. Privacy and data security concerns are also factors that may affect a potential customer’s decision to subscribe to our products and services. To the extent we are unable to meet with our customers’ data protection and security contract requirements, we may lose the customer opportunity or, in the case of an existing customer, we could face claims by, loss of revenue from, loss of confidence, or other adverse consequences from our customers.
For more information, see "Item 1A. Risk Factors Risk Factors – Risks Related to Our Business and Industry."
Human Capital
Qumu’s single most important and valuable resource is its people. Ensuring a happy, engaged and productive workforce is paramount to the Company’s success and Qumu is committed to creating a culture of engagement, integrity, diversity, professional development, transparency and accountability. Qumu offers a variety of programs and benefits to create a compelling value proposition for attracting and retaining qualified employees. The Company’s "Work from Wherever, Whenever" policy allows Qumu to attract and retain top notch talent without geographic limitations. This program remains a significant recruitment and retention tool for our key talent.
Diversity and Inclusion: Talent unbridled by geographic limitations also creates the opportunity for greater diversity. Qumu is dedicated to increasing diversity of its workforce and working with partners who emphasize the importance and benefits of a diverse workforce. In 2020, Qumu established a new Diversity, Equity and Inclusion ("DE&I") Committee comprised of employees from all functions and levels of the company and continued to expand that program in 2021. The Committee is charged with recommending and helping implement Qumu’s DE&I vision to ensure Qumu is leveraging a diverse set of viewpoints, perspectives and skills sets to make Qumu a stronger and more inclusive enterprise. In 2021, among other things, the Committee brought in several guest speakers and has been leveraging a diversity consultant to help support and grow the program and its impacts. Beginning in February 2021, the Governance Committee of the Company’s Board of Directors is responsible for oversight of Qumu’s Environmental, Social and Governance (ESG) programs, including DE&I initiatives. We believe this Governance Committee level of oversight demonstrates Qumu’s commitment to achieving diversity and inclusiveness. In addition, in furtherance of Qumu’s commitment to DE&I, Qumu adopted Diversity, Equity, Inclusion and Belonging as one of its new key six core values.

Professional Training: Qumu believes in regular and ongoing compliance and professional training launched a new mandatory training program for all employees in 2021, covering among other things, training on discrimination and harassment, DE&I, insider trading, data security, and anti-corruption. Qumu is committed to offering opportunities for professional training and ensuring compliance with applicable rules and regulations. Finally, our focus on training is key to our people strategic pillar ensuring we have happy and healthy employees that want to stay and grow at Qumu.
Health and Wellness: With the increase in remote work, in particular due to the COVID-19 pandemic, Qumu has adjusted its approach to interacting with employees and has focused on new health and wellness initiatives to ensure employees remain healthy and productive as they conduct their work. Some of these measures include communicating appropriate social distancing and mask wearing guidelines consistent with state and CDC guidance; leveraging multimedia communications, including video, to conduct most daily business operations, and weekly tips and guidance on maintaining both physical and mental health.
In addition, in 2020, Qumu closed its three major physical office locations, consistent with its "Work from Wherever, Whenever" policy. Our employees are able to work from just about any location within our current footprint, and they can apply through an internal process to change geographic locations, which affords them a greater work-life balance.
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
Qumu maintains a code of business ethics applicable to all directors, officers, employees and other representatives of Qumu. The Company’s third-party partners, vendors and suppliers are informed of these code requirements and we endeavor to incorporate key elements of such requirements into our contracting process.
In addition, Qumu maintains a set of key core values that reflect who we are and the way our employees interact with one another, our customers, partners, suppliers, and shareholders. These core values include:
•Be Customer Obsessed
•Have a Bias for Action
•Commit to Personal Ownership and Accountability
•Build Trust and Transparency
•Empower each other through Diversity, Equity, Inclusion and Belonging
•Practice Intentional Innovation
The continued success of Qumu is dependent upon our customers’ trust, and we are dedicated to preserving that trust. Qumu’s expectation is that employees will use good judgment and respond to each situation in an ethical and legal manner consistent with these core values.
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
Qumu’s commitment to providing comprehensive benefit options include periodic reviews of benefits with a focus on offering benefits that will allow our employees and their families to live healthier and more secure lives. Examples of benefits offered include: Qumu’s "Work from Wherever, Whenever" policy, medical insurance, prescription drug benefits, dental insurance, vision insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, paid parental leave, adoption reimbursement, unlimited PTO for exempt employees, availability of legal services, identity theft insurance, emergency travel assistance, employee assistance program, 401(k) with company match, “Work from Wherever, Whenever” equipment supplied along with a monthly stipend.
Employee Recruitment: Attracting the best talent is a core priority at Qumu. The Company leverages a diverse range of sources in order to meet the current and future demands of our business. We use various online recruiting platforms, social media platforms and specialized recruiters as appropriate, as well as internal employee networks and referrals, which is one of our most prolific recruiting assets. Qumu has implemented a robust internal recruiting and employee referral program where employees receive financial rewards for referrals that are hired and remain with the company for at least one year.

In addition, through our "Work from Wherever, Whenever" policy, Qumu is able to offer new work opportunities to individuals who, based on location alone, may not have otherwise been eligible for such positions in the past, greatly expanding the pool of great talent available to Qumu and making the opportunities at Qumu more broadly available to a global audience.
As of December 31, 2021, the Company had 108 employees, all of which were full-time employees and of which 28 were involved in research and development, 43 in sales and marketing, 22 in service and support and 15 in administration and management. Of the 108 employees, 64 reside in North America, 27 reside in Europe and 17 reside in India. Of this headcount, 28 were comprised of women and 23 were considered diverse from an ethnicity perspective based on country.
Our diversity numbers as of December 31, 2021 reflect 26% women and 21% ethnic/racial diversity. Our employees located in India are all considered Indian nationals and therefore do not meet the definition of diverse in India and therefore are not included in the noted percentage.
None of Qumu’s employees are represented by a labor union or covered by a collective bargaining agreement.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, like Qumu, that file electronically with the SEC. The SEC’s website is www.sec.gov.
Qumu also maintains a website at www.qumu.com. Qumu’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on Qumu’s website as soon as reasonably practicable after these documents are filed electronically with the SEC. To obtain copies of these reports, go to www.qumu.com and click on “Company,” then click on “Investor Relations,” then "SEC Filings" to view all of Qumu’s current EDGAR reports.
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
Risks Related to Our Business and Our Industry
We may not be successful at implementing our long-term strategic plan.
In July 2020, we began the process of developing our long-term strategic plan and late in the third quarter of 2020, we began the initial implementation phase of our long-term strategic plan. This strategy is aimed at transforming Qumu as a more focused, cloud-first organization driving improved, high-margin recurring SaaS revenues.
We cannot ensure that our continued execution of our long-term strategic plan will be successful either in the short-term or in the long-term, or that this strategy will generate the intended operational or financial results within the timeframes expected or at all. Further, if customer preferences and the use of video in the enterprise do not evolve as we believe they will, many of our strategic initiatives and investments may be of limited value.
Moreover, we may not execute our long-term strategic plan successfully because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Our failure to successfully execute on the initiatives within our long-term strategic plan, even if the strategy is sound, could result in loss of market share and sales. Additionally, if we do not effectively communicate our long-term strategic plan to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.
We have and intend to continue to execute our long-term strategic plan by investing in our cloud platform, in our go-to-market initiatives, targeted channel strategies, the development of new applications, products and features, and other initiatives that we have identified or that have yet to be developed. The process of identifying the specific initiatives to align with our long-term strategic plan and the process of implementing these initiatives is complex and uncertain. Additionally, we must commit significant resources to these initiatives before knowing whether our investments will result in the operational or financial results we expect or intend. The return on our investments in initiatives may be lower, or may develop more slowly, than we expect. For example, as Qumu expanded its SaaS salesforce in the first half of 2021, we expected our revenue growth rate to accelerate in the second half of 2021 as compared to the first half of 2021, which did not occur. While we have pivoted from primarily a direct sales strategy to a targeted channel-led strategy, our revenue growth may not accelerate as we expect. If we do not achieve the benefits anticipated from these investments or if the achievement of these benefits is delayed, our operating results may be adversely affected. There can be no assurance that we will develop and implement initiatives that will advance the goals of our long-term strategic plan in a cost-effective or timely manner or at all.
Our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern.
We experienced consolidated net losses of $16.4 million, $9.2 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. While we generated positive cash flows from operations during part of 2020, we have historically not generated sufficient operating cash flow to fund our operations.
As of December 31, 2021, our principal source of liquidity consisted of $20.6 million of cash and cash equivalents. In February 2022, our board of directors adopted an operating plan designed to accelerate cash flow break even operations and continue to support the pivot from primarily a direct sales strategy to a targeted channel-led strategy. As part of the board approved operating plan, we implemented a cost optimization program that is in addition to the cash management actions we took in 2021.
Also as part of this operating plan, on April 15, 2022, we entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a revolving line of credit having a maturity of April 2024. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which our net cash, as defined, is less than $5.0 million. No amounts are outstanding under the SVB Agreement as of April 15, 2022. The SVB Agreement requires us to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. Our monthly operations and resulting adjusted quick ratio are subject to significant fluctuations due to a variety of factors, many of which are outside of our control, and negative operating results may cause non-compliance with the adjusted quick ratio.
Our capital needs are based upon management estimates as to future revenue and expense. Currently, management is anticipating revenue growth through Qumu’s channel sales partners in the second half of 2022 and is anticipating that expense will decreases over 2022 as a result of our prior cash management actions. However, if Qumu’s revenue growth is significantly lower than anticipated and Qumu does not actively manage expenses and cash consumption in advance of these significant revenue shortfalls, Qumu will need additional capital to fund its business plan and under those circumstances, borrowing under our line of credit with SVB may be limited due to borrowing base availability or covenant non-compliance. Our current cash resources and the limitations under the SVB Agreement on our available borrowing present the risk that we will not have sufficient cash available in the amount or at the time we need it to fund our ongoing operations and execute our business plan over the next twelve months.
Accordingly, our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern.
Management’s plans to address the doubt regarding our ability to continue as a going concern are discussed in Note 1–"Nature of Business and Summary of Significant Accounting Policies – Liquidity and Going Concern Considerations." Our ability to continue as a going concern is dependent upon our success in achieving and maintaining an expense structure that is aligned with our revenue and cash flows, the availability of borrowing under the SVB Agreement, obtaining additional equity or debt financing, attaining further operating efficiencies, reducing expenditures and ultimately, generating significant revenue growth.
Our plans address the doubt regarding our ability to continue as a going concern may not be successful. There can be no assurance that the Company would be able to obtain additional liquidity when needed or under acceptable terms, if at all. Additionally, some of our plans, such as further reducing expenditures, could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, unexpected additional employee attrition, and the inability to attract or retain key personnel. These consequences could further negatively affect our ability to grow revenue and generate cash flow.

The perception of our ability to continue as a going concern may make it more difficult for us to obtain equity financing or alternative debt financing for the continuation of our operations and could result in the loss of confidence by investors, customers, and employees, any of which may have a material adverse effect on our business and the trading price of our common stock.
Competition for highly skilled personnel is intense, and if we fail to attract and retain talented employees, we may fail to compete effectively.
Our future success depends, in significant part, on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees, particularly in senior management, engineering, product development and sales, is intense and continues to become more competitive. In addition, our compensation arrangements may not be successful in attracting new employees and retaining and motivating our existing employees given the very high demand for these employees from other employers. Our ability to compete effectively depends on our ability to attract new employees and to compensate, retain and motivate our existing employees.
If we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected.
To increase our revenues and achieve profitability, we must regularly add new customers, retain our existing customers, ensure high rates of renewals among our existing customers, sell additional products and services to new and existing customers, or convert existing customers to our latest SaaS solution. Because we have pivoted from primarily a direct sales strategy to a targeted channel-led strategy, our success in adding new customers will be in part dependent upon our relationships with our channel partners and the success of the sales and marketing efforts of our channel partners.
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
We may need additional capital to support the execution of our strategic plan or to fund operations and any additional capital we seek may not be available in the amount or at the time we need it.
We experienced consolidated net losses of $16.4 million, $9.2 million and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. While we generated positive cash flows from operations during part of 2020, we have historically not generated sufficient operating cash flow to fund our operations. In executing our long-term strategic plan, our strategy of driving improved, high-margin recurring revenues required us to invest in sales, marketing, research, and development initiatives, and implement new software programs and systems. Accordingly, we expect our operating expenses will continue to reflect the cost of those initiatives throughout 2022, and we expect our revenue growth rate to accelerate in the second half of 2022 as compared to the first half of 2022. However, even if SaaS revenues grow as expected in 2022, we may not achieve cash flow positivity until 2023.
Our capital needs are based upon management estimates as to future revenue and expense. If we are not able to significantly increase revenue and revenue growth in 2022 or if our expenses are higher than anticipated or do not correspond to our rate of revenue growth, we will need to raise funds in the future to execute our strategic plan, fund operations and pursue our growth objectives. As of December 31, 2021, Qumu maintained an outstanding balance of $5.0 million on the line of credit with Wells Fargo Bank and was in compliance with all covenants of the loan and security agreement. On April 15, 2022, we closed on a new Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for new line of credit to replace the Wells Fargo facility. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which our net cash, as defined, is less than $5.0 million.
We cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We may obtain future additional financing by drawing on our line of credit, incurring indebtedness or from an offering of our equity securities or any of these.
If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, new investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Our efforts to raise funds by incurring additional indebtedness may be hampered by the borrowing base limits of the SVB Agreement, by the covenants and restrictions of our existing outstanding indebtedness and the fact that our assets are pledged to our lender to secure existing debt. The covenants of our loan and security agreement restrict our ability to make dividends, create liens, incur indebtedness, and sell our assets and properties, subject to certain exceptions. Likewise, any additional debt we incur would likely have covenants that would affect the manner in which we conduct our business, including by restricting our ability to incur additional indebtedness, preventing us from creating liens or requiring specified financial covenants. In addition, we may face challenges in securing additional debt financing if our future cash flow from operations is not sufficient to support debt service payments. If we cannot timely raise any needed funds, we may be forced to make further substantial reductions in our operating expenses, which could limit our sales and marketing efforts, adversely affect our ability to attract and retain qualified personnel, limit our ability to develop and enhance our solutions, make it more difficult for us to respond to competitive pressures or unanticipated working capital requirements, and otherwise adversely affect our ability to pursue our strategic plan or growth objectives.
While we are investing heavily in sales, marketing and research and development to enhance revenue growth and become cash flow positive, we may not achieve those goals or achieve or sustain cash flows or profitability in the future.
In order to achieve our strategic plan, we must grow our cloud business, scale our SaaS recurring revenue base, and increase the SaaS recurring revenue as a proportion of our recurring revenue mix. In order to achieve cash flow positivity and profitability in the future, we must increase the revenues received from the sale of our enterprise video content management software solutions, hardware, maintenance and support, and professional and other services, as well as achieve and maintain an expense structure that is aligned with our forecasted revenue and cash flows. Our focus is on growing our SaaS business as we expect our on-premise hardware, license and maintenance business to continue to decline. Our ability to increase revenues depends upon increasing the number of new SaaS customers and expanding our sales to existing customers, maintaining high renewal rates among our existing customers, and maintaining our prices (despite pricing pressure due to competition). While Qumu expects operating expense in 2022 to decrease compared to 2021, Qumu expects cash flows from operating activities in 2022 to be significantly affected by expenditures associated with the continued execution of our strategic plan, as well as those factors that have historically impacted operating cash flows – fluctuations in revenues, timing of customer payments, personnel costs, outside service providers, and the amount and timing of royalty payments and equipment purchases as Qumu continues to support the growth of its business.
We cannot assure you that we will generate increases in our revenues consistent with our strategic plan, attain a level of profitable operations, generate cash from operations, or successfully implement our business plan or future business opportunities. Our business plan and capital needs are subject to change depending on, among other things, success of our efforts to grow revenue and our efforts to continue to effectively manage expenses. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, we may be required to further reduce expenses, which could have a further negative effect on our ability to generate revenue.
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
We are subject to financial and other covenants related to our debt financing and if we fail to meet such covenants, it could have a material adverse impact on our business.
On April 15, 2022, we entered into a loan and security agreement with Silicon Valley Bank providing for a revolving line of credit. The credit facility is available for cash borrowings, subject to a formula based upon 85% of eligible accounts receivable plus a portion not subject to such formula of $2.5 million. The non-formula amount is eliminated from available borrowings at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined in the agreement, is less than $5.0 million.
Additionally, when the Company's net cash is less than $5.0 million, at which point the non-formula amount of $2.5 million would be eliminated from available borrowings and the interest rate on borrowed would increase from 1.50% above the prime rate to 2.00% above the prime rate. The loan and security agreement maintains certain reporting requirements, conditions, and covenants.
Pursuant to the loan and security agreement, the Company granted a security interest in substantially all of its properties, rights and assets (including certain equity interests of the Company’s subsidiaries). The loan and security agreement contains customary events of default, upon the occurrence of which, the lender may accelerate repayment of any outstanding balance. The loan and security agreement contains customary affirmative and negative covenants and requirements relating to the Company and its operations, including a requirement that the Company maintain an adjusted quick ratio, as defined in the agreement, greater than or equal to 1.25 to 1.00. Our monthly operations and resulting adjusted quick ratio are subject to significant fluctuations due to a variety of factors, many of which are outside of our control, and negative operating results may cause non-compliance with the adjusted quick ratio.
Additionally, the line of credit contains various provisions that limit our ability to, among other things, incur, create or assume certain indebtedness; create, incur or assume certain liens; make certain investments; make sales, transfers and dispositions of certain property; undergo certain fundamental changes, including certain mergers, liquidations and consolidations; purchase, hold or acquire certain investments; and declare or make certain dividends and distributions. These covenants may affect our ability to operate and finance our business as we deem appropriate.
If we are unable to meet our obligations as they become due or to comply with the financial covenants or other covenants contained in the line of credit, this could constitute an event of default under the loan and security agreement.

If there were an event of default under the loan and security agreement, the lender could declare any indebtedness immediately due and payable. In that case, we may need to refinance the line of credit indebtedness or seek capital from other sources to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing the line of credit. If amounts outstanding under the line of credit were accelerated, the lender could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the loan and security agreement could have a material adverse effect on our business, financial condition and results of operations.
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
Our products face intense competition, both from other products and from other technologies, both in the U.S. and in international markets. We compete with others such as Kaltura, Brightcove, Vbrick and Vimeo who deliver video solutions to businesses. Qumu also encounters organizations utilizing Zoom, Cisco’s WebEx and Microsoft’s Teams and Streams technologies for video. While some view Zoom, WebEx and Teams as competitors to Qumu and some customers view their products as a partial alternative to Qumu’s technology, we believe that the Zoom, WebEx and Teams and Qumu technologies can be seamlessly integrated and provide the customer with greater scale, security and flexibility and improved manageability than use of those technologies alone. Further, because some prospective customers may choose to rely upon their own IT infrastructure and resources to manage their video content, we compete with customer-created solutions for video content management. We expect the intensity of competition we face to increase in the future from other established and emerging companies.
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
The COVID-19 pandemic also has changed worldwide business practices as companies have implemented COVID-19 vaccine requirements, travel restrictions and work-from-home requirements. As part of these changes, enterprises of all sizes are implementing technology plans to virtualize customer meetings, employee communications and major events – as well as record and store video assets for on-demand viewing.
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

The COVID-19 pandemic slowed business decisions around procurement and new digital transformations in 2021. These pullbacks were higher than Qumu's management anticipated. Although we feel hybrid and remote work will increase in 2022, we cannot predict the amount of return to office, versus hybrid, versus work from wherever polices that our primary enterprises will settle on. This makes predicting the speed of growth more difficult.
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
•undetected errors or unauthorized use of another person’s code in the third party’s software;
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
The enforceability and interpretation of open source licenses remain uncertain under applicable law. Unfavorable court decisions could require us to replace open source software incorporated in our products. In some cases this might require us to obtain licenses to commercial software under terms that restrict our use of that commercial software and require us to pay royalties. In some cases we might need to redesign our software products, or to discontinue the sale of our software products if a redesign could not be accomplished on a timely basis. These same consequences result if our use of any open source software or commercial software is found to infringe any intellectual property right of another party. Any of these occurrences would harm our business, operating results and financial condition.

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
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products and could have a negative impact on our business.
The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or international government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based applications such as ours. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet could limit the growth of the video as a mainstream communication and collaboration tool, limit the market for video content management software generally, and limit the demand for our products.
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
•the provisions of our stock incentive plan allowing for the acceleration of vesting or payments of awards granted under the plan in the event of specified events that result in a “change in control” and the provisions of our outstanding awards requiring acceleration of vesting or payments of those awards in the event of a “change in control”; and
•the provisions of our agreements provide for severance payments to our executive officers and other officers and the accelerated vesting or payment of their awards in the event of certain terminations following a “change in control.”
These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our shared corporate headquarters is located in Minneapolis, Minnesota. We lease all of our facilities and do not own any real property. Qumu maintains a "Work from Wherever, Whenever" policy and, in December 2020, the Company transitioned to permanent remote work for all of its personnel. The Company closed three of its four offices due to its new "Work from Wherever, Whenever" policy. In connection with this the Company entered into flexible shared workspace arrangements, in Minneapolis, Minnesota, and London, England and Hyderabad, India. We believe that our shared facilities are suitable to meet our current and future needs, and our "Work from Wherever, Whenever" policy will allow the Company to enter new geographic markets as needed to accommodate any such growth. Two of our previous office leases, including our Burlingame, California facility which is currently used for engineering and technology data storage, will terminate in 2022 and one last lease will terminate in January 2023. At that time, all dedicated offices leases will have closed.
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

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Qumu’s common stock is traded on the Nasdaq Capital Market under the symbol “QUMU.”
Shareholders
As of April 12, 2022, there were 85 shareholders of record of Qumu’s common stock.
Dividends
The Company did not pay a dividend in 2021 or 2020 and does not expect to pay a dividend in 2022. The payment by Qumu of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on Qumu’s future earnings, financial condition, capital requirements and other relevant factors.
Pursuant to the terms of the Loan and Security Agreement dated April 15, 2022, by and between the Company and Silicon Valley Bank, the Company is prohibited from making cash dividends, distributions or payments on its capital stock.
Issuer Purchases of Equity Securities
The Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares of the Company’s common stock. The Company has implemented a Rule 10b5-1 plan in connection with the repurchase program in order to give the Company the ability to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. During the three months ended December 31, 2021, no repurchases were made under the repurchase program. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement.

In addition to shares purchased under the Board authorization, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted stock awards. All of the share repurchase activity included in the table below for the three months ended December 31, 2021 was associated with satisfaction of the exercise price on stock option exercises and employee tax withholding requirements on stock option exercises and vesting of restricted stock awards and restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the fourth quarter ended December 31, 2021, is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be purchased Under the Plans or Programs (at end of period)
October 2021	454	$2.43	—	778,365
November 2021	3,152	$2.52	—	778,365
December 2021	1,027	$2.31	—	778,365
ITEM 6. [RESERVED]

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
Overview
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Results of operations for 2021 and 2020 reflect the impact of the Company's implementation of its long-term strategic plan beginning in late 2020 as it transitions to a SaaS-first business model. This transition prioritizes the use of resources for initiatives that grow recurring cloud revenue through the acquisition of new customers from an increasingly broad target market, vertical expansion within Qumu's customer base, and conversion of existing customers from the Company's on-premise solution to its SaaS solution. Such prioritization is reflected in higher costs incurred during 2021 and 2020 for sales and marketing initiatives intended to build sales pipeline by creating engaging content, building brand visibility, securing top rankings with industry influencers and analysts, investing in top management and sales talent globally, and onboarding new channel partners with resources, training and ongoing support for immediate penetration into their client bases.
For the years ended December 31, 2021, 2020 and 2019, the Company generated revenues of $24.0 million, $29.1 million and $25.4 million, respectively.
Critical Accounting Estimates
The discussion of the Company’s financial condition and results of operations is based upon its financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, management evaluates its estimates and assumptions. Management bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that management believes to be reasonable. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Management believes that the assumptions, judgments and estimates involved in the accounting for revenue recognition and warrant liability have the greatest potential impact on the Company’s consolidated financial statements; therefore, management considers these to be critical accounting estimates. A critical accounting estimate is one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on the Company’s financial condition and results of operations. Accordingly, these are the estimates management believes are the most critical to aid in fully understanding and evaluating the Company’s financial condition and results of operations. For information on the Company’s significant accounting policies, see Note 1–"Nature of Business and Summary of Significant Accounting Policies" of the accompanying consolidated financial statements.
Revenue Recognition
The Company enters into sales contracts that can include various combinations of software licenses, appliances, maintenance and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price.
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

Warrant Liability
The Company accounts for its warrants, which are derivative financial instruments, as a current liability based upon the characteristics and provisions of the instruments. The warrants were determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreements, to receive cash payment or other consideration at the option of the holder in lieu of the Company’s common shares.
A warrant liability is recorded in the Company’s consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
Reclassification of Recurring Term Software License Revenue
During 2021, the Company reclassified revenue recognized for recurring term software license agreements from service revenue to software licenses and appliances revenue, similar to perpetual software licenses. These recurring term software licenses have significant standalone functionality and, subsequent to delivery of the software, Qumu’s activities do not substantively change the functionality and do not significantly affect the use of the software delivered. Amounts and percentages following the reclassification for the prior years are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	As Reported	As Reclassified	As Reported	As Reclassified
Software licenses and appliances	$6,762	$7,547	$4,903	$6,814
Service
Subscription, maintenance and support	19,555	18,770	18,249	16,338
Professional services and other	2,755	2,755	2,210	2,210
Total service	22,310	21,525	20,459	18,548
Total revenues	$29,072	$29,072	$25,362	$25,362

Gross profit:
Software licenses and appliances	$4,234	$5,019	$2,992	$4,903
Service	16,485	15,700	15,311	13,400
Total gross profit	$20,719	$20,719	$18,303	$18,303

Gross margin:
Software licenses and appliances	62.6%	66.5%	61.0%	72.0%
Service	73.9%	72.9%	74.8%	72.2%
Total gross margin	71.3%	71.3%	72.2%	72.2%

Results of Operations
The percentage relationships to revenues of certain income and expense items for the years ended December 31, 2021, 2020 and 2019, and the percentage changes in these income and expense items between years, are contained in the following table:

	Percentage of Revenues			Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020
Revenues	100.0%	100.0%	100.0%	(17)%	15%
Cost of revenues	(25.7)	(28.7)	(27.8)	(26)	18
Gross profit	74.3	71.3	72.2	(14)	13
Operating expenses:
Research and development	35.1	28.4	29.0	2	12
Sales and marketing	76.9	31.1	34.3	104	4
General and administrative	35.8	34.6	26.8	(15)	48
Amortization of purchased intangibles	2.7	2.3	3.0	(1)	(13)
Total operating expenses	150.5	96.4	93.1	29	19
Operating loss	(76.2)	(25.1)	(20.9)	150	38
Other income (expense), net	6.4	(7.6)	(5.3)	(170)	66
Loss before income taxes	(69.8)	(32.7)	(26.2)	76	43
Income tax expense (benefit)	(1.7)	(1.1)	(0.8)	28	58
Net loss	(68.1)%	(31.6)%	(25.4)%	78%	43%
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
The table below describes Qumu’s revenues by product category (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Software licenses and appliances	$1,186	$7,547	$6,814	$(6,361)	$733	(84)%	11%
Service
Subscription, maintenance and support	20,074	18,770	16,338	1,304	2,432	7	15
Professional services and other	2,762	2,755	2,210	7	545	—	25
Total service	22,836	21,525	18,548	1,311	2,977	6	16
Total revenues	$24,022	$29,072	$25,362	$(5,050)	$3,710	(17)%	15%
Revenues can vary year to year based on the type of contract the Company enters into with each customer. The $5.1 million, or 17%, decrease in total revenues from 2020 to 2021 was primarily driven by the Company’s accelerated shift to a SaaS-first revenue model initiated in late 2020, the expected end of certain on-premise customer relationships and a large on-premises customer order in 2020. This resulted in a decrease of $6.4 million in software and appliance revenue, which primarily consisted of on-premise software and related hardware in 2020 and primarily consisted of recurring term software revenue in 2021. The $1.3 million increase in service revenues from 2020 to 2021 resulted from an increase in subscription, maintenance and support revenues due to on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters.
The $3.7 million, or 15%, increase in total revenues from 2019 to 2020 was primarily driven by revenue attributable to a large customer order received at the end of the first quarter 2020, resulting in increases in both software licenses and appliances revenues and service revenues, partially offset by the recognition of large term license sales in 2019 that were absent in the comparable 2020 period. Also contributing to the increase in service revenues was a $545,000, or 25%, increase in professional services revenues, which benefited from large software and appliances sales during 2020.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company’s software solutions in its targeted markets and whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Gross profit:
Software licenses and appliances	$964	$5,019	$4,903	$(4,055)	$116	(81)%	2%
Service	16,890	15,700	13,400	1,190	2,300	8	17
Total gross profit	$17,854	$20,719	$18,303	$(2,865)	$2,416	(14)%	13%

Gross margin:
Software licenses and appliances	81.3%	66.5%	72.0%	14.8%	(5.5)%
Service	74.0%	72.9%	72.2%	1.1%	0.7%
Total gross margin	74.3%	71.3%	72.2%	3.0%	(0.9)%
For the years ended December 31, 2021, 2020 and 2019, gross margins are inclusive of the impact of approximately $106,000, $286,000 and $455,000, respectively, in amortization expense associated with intangible assets. The Company had 22, 21 and 19 service personnel at December 31, 2021, 2020 and 2019, respectively.
Total gross margin percentage increased 3.0% in 2021, compared to 2020, primarily driven by a larger mix of higher margin services revenue, and an increase of 14.8% in software license and appliances gross margin, attributed to a higher mix of high margin recurring term license software revenue.
Total gross margin percentage decreased 0.9% in 2020, as compared to 2019, as software license and appliances gross margin decreased 5.5%, impacted in 2020 by a lower mix of term license revenue, which generally carries higher margins, compared to 2019.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the Company’s continued expansion into new market opportunities as well as the rate of growth and mix of the Company’s product and service offerings and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Operating expenses:
Research and development	$8,426	$8,252	$7,360	$174	$892	2%	12%
Sales and marketing	18,478	9,055	8,709	9,423	346	104	4
General and administrative	8,596	10,059	6,787	(1,463)	3,272	(15)	48
Amortization of purchased intangibles	649	657	757	(8)	(100)	(1)	(13)
Total operating expenses	$36,149	$28,023	$23,613	$8,126	$4,410	29%	19%
Operating expenses represented 151%, 96%, and 93% of revenues for 2021, 2020 and 2019, respectively. Operating expenses for 2021 increased from 2020 by $8.1 million, or 29%, primarily driven by increased costs for outside services and consulting associated with the continued implementation of the Company’s strategic plan in 2021 and higher compensation costs associated with an increased number of personnel, offset by the inclusion in the prior year of $1.6 million of transaction-related expenses related to the Company’s merger agreement and subsequent merger termination with Synacor, Inc. totaling $1.6 million in 2020. In the third quarter 2021, the Company initiated a cost-optimization program to align expenses with anticipated revenue, which included initiatives designed to reduce the Company’s cash burn rate, slow hiring and implement other cost-control measures. As part of this program, the Company incurred severance expense within operating expenses of $451,000 for 2021; the Company incurred severance expense of $647,000 and $152,000 for 2020 and 2019, respectively, relating to other cost reduction initiatives and personnel transitions and, in 2020, the departure of the Company’s chief executive officer.

Operating expenses for 2020 increased from 2019 by $4.4 million, primarily driven by approximately $1.6 million in one-time transaction expense associated with the Company’s now terminated merger with Synacor, Inc. and approximately $917,000 in one-time non-cash office lease charges resulting from adoption of the Company’s remote work policy in the fourth quarter 2020.
The Company had 86, 81 and 86 personnel in operating activities at December 31, 2021, 2020 and 2019, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Compensation and employee-related	$5,347	$5,553	$5,123	$(206)	$430	(4)%	8%
Overhead and other expenses	1,969	1,736	1,516	233	220	13	15
Outside services and consulting	983	823	589	160	234	19	40
Depreciation and amortization	3	4	2	(1)	2	(25)	100
Equity-based compensation	124	136	130	(12)	6	(9)	5
Total research and development expenses	$8,426	$8,252	$7,360	$174	$892	2%	12%
Total research and development expenses for the years ended December 31, 2021, 2020 and 2019 represented 35%, 28% and 29% of revenues, respectively. The Company had 28, 36 and 36 research and development personnel at December 31, 2021, 2020 and 2019, respectively.
The $174,000 increase in total expenses in 2021, compared to 2020, was due to an increase in overhead and other expenses, primarily relating to cloud hosting expenses to support Qumu’s development initiatives and customers’ usage of Qumu’s cloud-based enterprise video solution, and an increase in outside services and consulting expenses resulting from higher third party development and support costs; these increases were partially offset by lower compensation and other employee-related expenses resulting from a decrease in research and development personnel. The $892,000 increase in total expenses in 2020, compared to 2019, was primarily due to increased costs related to the mix of research and development personnel, incentive compensation costs and projects to support customers’ increased usage of Qumu’s cloud-based enterprise video solution due to COVID-19.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Compensation and employee-related	$12,104	$7,006	$6,822	$5,098	$184	73%	3%
Overhead and other expenses	1,209	826	1,022	383	(196)	46	(19)
Outside services and consulting	4,503	1,088	781	3,415	307	314	39
Depreciation and amortization	41	35	11	6	24	17	218
Equity-based compensation	621	100	73	521	27	521	37
Total sales and marketing expenses	$18,478	$9,055	$8,709	$9,423	$346	104%	4%
Total sales and marketing expenses for the years ended December 31, 2021, 2020 and 2019 represented 77%, 31% and 34% of revenues, respectively. The Company had 43, 28 and 32 sales and marketing personnel at December 31, 2021, 2020 and 2019, respectively.
The $9.4 million increase in total sales and marketing expense in 2021 as compared to 2020 was primarily driven by higher compensation and employee-related expenses associated with the hiring of sales and marketing personnel as management aggressively recruited personnel to expand and augment Qumu’s existing resources with experienced SaaS sales and marketing professionals. Additionally, outside services and consulting expenses increased due to the continued execution of the Company’s strategic plan in 2021, which included costs Qumu incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions, with the majority of such costs occurring in the first half of 2021. Cost-optimization measures initiated in the third quarter 2021 resulted in lower sales and marketing expense during the second half of 2021 compared to the first half of 2021. Management plans to further reduce sales and marketing expenses to align resources with Qumu's strategic plan in 2022. The $346,000 increase in total sales and marketing expense in 2020 as compared to 2019 was primarily driven by increased costs for outside services and consulting associated with the implementation of the Company’s strategic plan in 2020, higher compensation costs associated with changes in sales and marketing personnel, and increased commissions expense, partially offset by cost savings resulting from sales activities and customer marketing events that were conducted virtually rather than in person. Sales and marketing expenses for 2021, 2020 and 2019 included severance expense of $301,000, $145,000 and $152,000, respectively, relating to cost reduction initiatives and personnel transitions.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Compensation and employee-related	$3,646	$3,578	$3,147	$68	$431	2%	14%
Overhead and other expenses	1,378	1,109	1,127	269	(18)	24	(2)
Outside services and consulting	2,137	1,670	1,584	467	86	28	5
Depreciation and amortization	184	256	301	(72)	(45)	(28)	(15)
Equity-based compensation	1,251	906	628	345	278	38	44
Non-cash office lease surrender costs	—	917	—	(917)	917	(100)	n/m
Transaction-related expenses	—	1,623	—	(1,623)	1,623	(100)	n/m
Total general and administrative expenses	$8,596	$10,059	$6,787	$(1,463)	$3,272	(15)%	48%
n/m = not meaningful
Total general and administrative expenses for the years ended December 31, 2021, 2020 and 2019 represented 36%, 35% and 27% of revenues, respectively. The Company had 15, 17 and 18 general and administrative personnel at December 31, 2021, 2020 and 2019, respectively.
The $1.5 million decrease in total expenses in 2021 as compared to 2020 was driven primarily by inclusion in the prior year of $1.6 million of transaction-related expenses related to the Company’s merger agreement and subsequent merger termination with Synacor, Inc., $917,000 in non-cash charges resulting from the adoption of the Company’s remote work policy in the fourth quarter 2020, and $0.4 million of severance costs incurred with the departure of the Company’s chief executive officer in 2020. These decreases were partially offset by increases in outside services and consulting expenses and overhead and other expenses due to higher utilization of consultants and improvements to information systems in connection with the execution with Qumu’s long-term strategic plan during 2021. The $3.3 million increase in total expenses in 2020 as compared to 2019 was driven primarily by the transaction-related expenses, non-cash office lease surrender costs and executive severance costs noted above.
Amortization of Purchased Intangibles
Operating expenses include $649,000, $657,000 and $757,000 in 2021, 2020 and 2019, respectively, for the amortization of intangible assets acquired as part of the Company’s acquisition of Qumu, Inc. in October 2011 and Kulu Valley in October 2014. Operating expenses in 2022 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles.

Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)		Percent Increase (Decrease)
	2021	2020	2019	2020 to 2021	2019 to 2020	2020 to 2021	2019 to 2020
Interest expense, net	$(100)	$(73)	$(754)	$(27)	$681	37%	(90)%
Decrease in fair value of derivative liability	37	103	—	(66)	103	(64)	n/m
Decrease (increase) in fair value of warrant liability	1,549	(1,826)	(141)	3,375	(1,685)	(185)	1,195
Gain on sale of BriefCam, Ltd.	50	—	41	50	(41)	n/m	(100)
Loss on extinguishment of debt	—	—	(348)	—	348	n/m	(100)
Other expense, net	2	(406)	(125)	408	(281)	(100)	225
Total other income (expense), net	$1,538	$(2,202)	$(1,327)	$3,740	$(875)	(170)%	66%
n/m = not meaningful
Interest expense, net
The Company recognized interest expense, net, of $100,000, $73,000 and $754,000 in 2021, 2020 and 2019, respectively, primarily related to its note payable, term loans and finance leases, including the amortization of deferred financing costs. The decrease in interest expense in 2020, compared to 2019, was primarily due to a decrease in term loan debt resulting from the Company’s $4.0 million remaining principal balance payment on November 12, 2019.
Change in fair values of derivative liability and warrant liability
In conjunction with debt financings completed in October 2016 and January 2018, the Company issued two transferable warrants for the purchase of up to an aggregate of 1,239,286 shares of the Company’s common stock, of which one representing 238,583 shares remained partially unexercised and outstanding at December 31, 2021. On May 1, 2020, the Company canceled a warrant in exchange for a note payable (see Note 5–"Fair Value Measurements" of the accompanying consolidated financial statements) which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recognized non-cash income of $37,000 for the year ended December 31, 2021 resulting from the change in fair value of the derivative liability. The derivative liability was derecognized on April 1, 2021 upon expiration of the contingent payment obligation without the contingency being triggered.
During 2021 the Company recorded non-cash income of $1.5 million and during 2020 and 2019 the Company recorded non-cash expense of $1.8 million and $141,000, respectively, resulting from the change in fair value of the warrant liability. See Note 4–"Commitments and Contingencies" of the accompanying consolidated financial statements for a description of inputs impacting changes in fair value. The non-cash expense of $1.8 million in 2020 primarily resulted from an increase in the Company’s stock price to $7.99 per share at December 31, 2020 from $2.61 per share at December 31, 2019. The non-cash income of $1.5 million in 2021 primarily resulted from a decrease in the Company’s stock price to $2.12 per share at December 31, 2021.
Gain on sale of BriefCam, Ltd.
During 2018, Canon Inc. acquired all of the outstanding shares of BriefCam, Ltd. ("BriefCam"), a privately-held Israeli company in which Qumu held convertible preferred shares. During the years ended December 31, 2021 and 2019, the Company recognized gains of $50,000 and $41,000, respectively, related to the release of cash from escrow in connection with the sale.
Loss on extinguishment of debt
On November 12, 2019, the Company paid the remaining $4.8 million on its outstanding term loan from ESW Holdings, Inc. under its term loan credit agreement dated January 12, 2018. The payment was comprised of principal of $4.0 million and accrued interest of $528,000 for the period July 19, 2018 to the payment date of November 12, 2019. The Company used a portion of the $8.2 million in net proceeds from the issuance of common stock on November 7, 2019 to fund the payment. The Company determined that the payment of principal constituted an extinguishment of debt and, as such, recognized a $348,000 loss related to the write down of $98,000 of unamortized debt discount and issuance costs and recognition of a $250,000 prepayment fee upon payment of the remaining term loan balance.

Other expense, net
Other expense, net, includes sublease income from the Company’s subleases of $105,000 for the year ended December 31, 2019. No sublease income was recognized for the years ended December 31, 2021 and 2020.
Other expense, net, also includes a net gain on foreign currency transactions of $2,000 in 2021 and net losses on foreign currency transactions of $406,000 and $260,000 in 2020 and 2019, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash levels.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $392,000, $306,000 and $194,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
The net income tax benefit for 2021, 2020 and 2019 was impacted by the tax benefit for refundable research credits from the United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company’s liquidity and capital resources (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$20,563	$11,878
Working capital	$5,229	$(2,918)
Line of credit	$5,000	$—
Financing obligations	615	481
Operating lease liabilities	618	1,289
Note payable	—	1,800
Line of credit, financing obligations, operating lease liabilities and note payable	$6,233	$3,570
As of December 31, 2021, the Company's principal source of liquidity consisted of $20.6 million of cash and cash equivalents as compared to $11.9 million as of December 31, 2020. As of December 31, 2021, the Company had $5.0 million in outstanding principal amount of indebtedness to Wells Fargo under the Company’s revolving line of credit. Each reporting period, the Company assesses its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.
Going Concern Considerations
As of December 31, 2021, our principal source of liquidity consisted of $20.6 million of cash and cash equivalents and potential availability under our Wells Fargo line of credit that had a maturity of January 2023. Additionally, we have experienced recurring operating losses and negative cash flows from operating activities.
In February 2022, our board of directors adopted an operating plan designed to accelerate cash flow break even operations and continue to support the pivot from primarily a direct sales strategy to a targeted channel-led strategy. As part of the board approved operating plan, we implemented a cost optimization program that is in addition to the cash management actions we took in 2021.
Our capital needs are based upon management estimates as to future revenue and expense, which involves significant judgment. The success of the operating plan is dependent upon anticipated growth through Qumu's channel sales partners in the second half of 2022 and achieving and maintaining an expense structure that is aligned with our revenue and cash flows. The focus on driving sales through Qumu’s channel sales partners is a relatively new element of our sales strategy and management currently has limited sales pipeline visibility. Additionally, maintaining an aligned expense structure requires that we accurately forecast revenue and cash flow so that our management can take timely action to reduce expenses in proportion to and concurrently with any shortfalls in revenue and cash flow.
As part of our board-approved operating plan, on April 15, 2022, we entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a revolving line of credit having a maturity of April 2024. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which our net cash, as defined, is less than $5.0 million. No amounts are outstanding under the SVB Agreement as of April 15, 2022. The SVB Agreement requires us to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. Our monthly operations and resulting adjusted quick ratio are subject to significant fluctuations due to a variety of factors, many of which are outside of our control, and negative operating results may cause non-compliance with the adjusted quick ratio.
Based on management's sensitivity analysis of liquidity requirements, should the execution of its plans generate the financial results consistent with the February 2022 board-approved operating plan, the Company expects it will be able to maintain current operations and meet anticipated capital expenditure requirements for at least the next twelve months through any cash flows generated from current operations, cash reserves, and additional resources, including the availability of borrowings on the Company's revolving credit facility pursuant to the SVB Agreement.
However, if Qumu’s revenue growth is significantly lower than anticipated and Qumu does not actively manage expenses and cash consumption in advance of these significant revenue shortfalls, Qumu will need additional capital to fund its business plan and under those circumstances, borrowing under our line of credit with SVB may be limited due to borrowing base availability or covenant non-compliance. Our cash resources and the limitations under the SVB Agreement on our available borrowing present the risk that we will not have sufficient cash available in the amount or at the time we need it to fund our ongoing operations and execute our business plan over the next twelve months.
Accordingly, our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern.
Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include positioning the targeted channel-led strategy for success through efforts to expand the number of high quality channel partners, educating channel partners on the Company’s platform, tools and differentiated features, and providing performance-based incentives to channel partners to accelerate customer deals, as well as continuous assessment of the sales pipeline to forecast SaaS revenue growth driven by new customer and expansion bookings sourced through the channel. Additionally, management will actively monitor eligible accounts for the purposes of the SVB Agreement borrowing base calculation and monitor doubtful accounts and write-offs of accounts receivable, which have historically been minimal. To the extent that increasing traction in the channel-led strategy is not realized, management would continue to manage its cost optimization program to further align expenditures with the timing and amount of cash receipts from new sales and renewals of existing sales contracts. These cost optimization measures may include reductions in the Company's personnel, reduced utilization of contractors, and decreases in other discretionary spend.
The Company may also increase its cash resources by drawing on the SVB line of credit to the extent of any availability. To the extent we require additional capital, we may seek capital by refinancing our existing line of credit or from offering of our equity securities or both. If the Company experiences a significant shortfall in performance as compared to plan and also is unable to secure additional capital in a sufficient amount or on acceptable terms, management may be required to implement more significant cost reduction and other cash-focused measures to manage liquidity and the Company may have to significantly delay, scale back, or cease operations, in part or in full.
The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Cash and Cash Equivalents
As of December 31, 2021, the Company's principal source of liquidity consisted of $20.6 million of cash and cash equivalents as compared to $11.9 million as of December 31, 2020. As of December 31, 2021, the Company had $5.0 million in outstanding principal amount of indebtedness to Wells Fargo under the Company’s revolving line of credit, which was subsequently repaid in full on April 12, 2022.
The Company's primary sources of cash and cash equivalents during 2021 were proceeds from the issuance of common stock, cash generated from operations, and proceeds from the Company’s line of credit with Wells Fargo that was replaced on April 15, 2022 by a line of credit from Silicon Valley Bank. The Company’s cash generated from operations has been cash collections from sales of products and services to customers. The Company expects cash inflows from operations to be affected by increases or decreases in sales and timing of collections.

The Company’s primary use of cash has been for personnel costs and outside service providers, other operating expenses, debt extinguishment, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects its use of cash to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business, which is expected to be impacted in the future by the Company’s cost-optimization program initiated in the third quarter 2021. The Company additionally expects to use cash to renew internal-use software subscriptions of approximately $682,000 in 2022 as well as to remit in the fourth quarter of 2022 approximately $160,000 of payroll tax withholdings deferred under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The amount of cash and cash equivalents held by the Company’s international subsidiaries that is available to fund domestic operations upon repatriation was $1.3 million as of December 31, 2021. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Working Capital
At December 31, 2021, the Company had aggregate working capital of $5.2 million, compared to negative working capital of $2.9 million at December 31, 2020. Working capital includes current deferred revenue of $10.9 million and $12.9 million at December 31, 2021 and 2020, respectively. The increase in working capital as of December 31, 2021, as compared to December 31, 2020, was primarily due to $23.1 million net proceeds from the public offering in the first quarter 2021, a $5.0 million draw on the Company’s line of credit in the fourth quarter 2021 and cash receipts from customers, offset by disbursements made to vendors.
Other
In the fourth quarter 2021, the Company drew $5.0 million on its Wells Fargo line of credit entered into on January 15, 2021. Financing obligations as of December 31, 2021 and 2020 primarily consisted of financed insurance premiums and finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities related to the Company’s office leases. The note payable to ESW Holdings, Inc., which was non-interest bearing having a face amount of $1.83 million and maturing on April 1, 2021, was repaid upon the Company’s closing of the Wells Fargo revolving credit facility in January 2021. This initial draw on the Wells Fargo line of credit was repaid within the first quarter 2021. The Wells Fargo line of credit was paid in full on April 12, 2022 in anticipation of the line of credit with Silicon Valley Bank entered into on April 15, 2022.
Summary of Cash Flows. A summary of cash flows is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows from (used in):
Operating activities	$(17,408)	$1,570	$(1,538)
Investing activities	(189)	(128)	(127)
Financing activities	26,276	(120)	3,602
Effect of exchange rate changes on cash	6	(83)	66
Net change in cash and cash equivalents	$8,685	$1,239	$2,003
Operating activities
Net cash used in operating activities was $17.4 million for 2021 compared to net cash provided by operating activities of $1.6 million in 2020. The cash used in operations resulted primarily from costs the Company incurred in connection with the implementation of its long-term strategic plan beginning in late 2020 as it transitions to a SaaS-first business model. Impacting cash used in operations in 2021 was a net loss of $16.4 million and a decrease in deferred revenue of $4.0 million. The operating cash flows for the 2020 were favorably impacted by the change in deferred revenue, offset by the net loss for 2020.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $239,000, $128,000 and $168,000 in 2021, 2020 and 2019, respectively. Net cash provided by investing activities from the sale of the Company’s investment in BriefCam totaled $50,000 in 2021 and $41,000 in 2019.

Financing activities
Financing activities provided net cash of $26.3 million in 2021, primarily consisting of $23.1 million in net proceeds from the issuance of common stock in January 2021 and proceeds from the Company’s line of credit of $5.0 million. Financing activities used net cash of $120,000 in 2020, primarily impacted by principal payments on finance leases and other financing obligations, offset by net proceeds from issuance of common stock under employee stock plans. During 2019, financing activities provided net cash of $3.6 million in 2019, primarily consisting $8.2 million in net proceeds from the issuance of common stock, partially offset by cash used for payments on the Company’s term note, finance leases and other financing obligations; financing cash outflows included a principal payment of $4.0 million, accrued interest of $528,000 for the period July 19, 2018 to the payment date of November 12, 2019, and prepayment fee of $250,000 on the outstanding term loan with ESW Holdings, Inc. Additionally, during 2019, the Company made principal payments of $320,000 on finance leases and other financing obligations.
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company's transition to a SaaS-first company.
The Company did not declare or pay any dividends during the years ended December 31, 2021, 2020 and 2019.
Other Factors Affecting Liquidity and Capital Resources
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into a Loan and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo line of credit”), providing for a revolving line of credit. Pursuant to the Wells Fargo line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company’s subsidiaries). As of December 31, 2021, the Company maintained an outstanding principal balance on the revolving line of $5.0 million and was in compliance with its covenants. The Wells Fargo line of credit had a maturity date of January 15, 2023. The Wells Fargo line of credit was repaid in full and terminated on April 12, 2022.
Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which our net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts are outstanding under the SVB Agreement as of April 15, 2022.
Any borrowings under the SVB Agreement bear interest based on an interest rate dependent on Net Cash of above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate" as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Qumu Corporation and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and its cash resources available to execute its business plan over the next twelve months raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allocation of revenue to performance obligations
As discussed in Note 7 to the consolidated financial statements, the Company’s contracts with customers typically contain promises to transfer multiple products and services. The Company allocates the transaction price to the distinct performance obligations based on their relative standalone selling prices (SSPs). The Company estimates the SSPs by maximizing use of observable prices, however, the selling prices of its software licenses and cloud-hosted software as a service (SaaS) arrangements are highly variable. Thus, the Company estimates the SSPs for software licenses and cloud-hosted SaaS arrangements using the residual approach, determined based on total transaction price less the SSPs of other goods and services promised in the contract. The Company reported $24.0 million of total revenues for the year ended December 31, 2021.

We identified the evaluation of the allocation of revenue to performance obligations as a critical audit matter. Specifically, subjective auditor judgment was required to evaluate (1) the determination that the selling prices of the Company’s software licenses and cloud-hosted SaaS arrangements are highly variable and meet the criteria for estimating the SSP using the residual approach, and (2) the SSPs of maintenance and support, professional services, and hardware.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s process to allocate revenue to performance obligations. This included controls related to the determination (1) that the selling prices of the Company’s software licenses and cloud-hosted SaaS arrangements are highly variable and meet the criteria for estimating the SSP using the residual approach, and (2) of the SPPs of maintenance and support, professional services, and hardware. We obtained and inspected the Company’s analysis of the selling prices of its software and cloud-based SaaS arrangements used to determine that their prices were highly variable. We evaluated that analysis by:
•assessing the extent of standalone sales of software and cloud-based SaaS arrangements
•obtaining and inspecting third party information on market conditions
•obtaining and inspecting the Company’s pricing strategies, objectives, and practices.
We obtained and inspected the Company’s analyses used to determine the SSPs of maintenance and support, professional services, and hardware. We compared a selection of selling prices in each of those analyses to executed customer contracts of standalone sales of those items or other observable market transactions. For a sample of software license, cloud-based SaaS arrangements, maintenance and support, and professional services revenue transactions, we compared:
•the amounts recorded in the financial statements to the Company’s contract evaluation used to determine the relative SSPs of each performance obligation
•the contract terms used in the contract evaluation to executed customer contracts
•the SSPs for each performance obligation in the contract evaluation to the Company’s analyses of their standalone selling prices.
Evaluation of the Company’s ability to continue as a going concern
As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flows from operating activities. Additionally, the Company's line of credit under its credit agreement with Wells Fargo Bank, National Association (Wells Fargo) had a maturity date of January 15, 2023. As part of a board-approved plan, subsequent to December 31, 2021, the Company paid the outstanding balance on its line of credit with Wells Fargo, terminated the Wells Fargo credit agreement, and entered into a new line of credit which matures in April 2024 under a loan and security agreement with Silicon Valley Bank (SVB). The maximum availability for borrowing under the SVB agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus $2.5 million. The $2.5 million will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which net cash, as defined, is less than $5.0 million.
We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter. Specifically, a high degree of auditor judgment was required to evaluate the Company’s intent and ability to carry out particular courses of action to achieve its future revenue and cost estimates. In addition, a high degree of auditor judgment was required to evaluate the Company’s projected borrowing limit under its credit agreement with SVB.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the Company’s evaluation of its ability to continue as a going concern, including its estimation of future revenue and costs. To evaluate the Company’s ability to estimate future revenue and cost, we compared the Company’s historical projected revenue and cost estimates to actual results. To evaluate future revenue and cost estimates, we compared them to (1) historical results, (2) the Company’s written plans that were approved by the Board of Directors, and (3) the Company’s results of operations and financial position for periods after year-end. We performed sensitivity analysis over future revenue estimates to assess the effect of reasonably likely outcomes on the Company’s financial condition. We obtained and inspected a selection of new and expanded customer contracts that were signed after year-end and compared them to the Company’s written plans. We evaluated the Company’s future cost estimates by assessing whether the Company’s plans require the action of third parties. We obtained and inspected the Company’s credit agreement with Silicon Valley Bank that was signed after year-end. We assessed the Company’s projected borrowing limit and projected compliance with the terms of the credit agreement using the written plans that were approved by the Board of Directors and our sensitivity analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota
April 15, 2022

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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ RSM US LLP
We served as the Company’s auditor from 2019 to 2020.
Minneapolis, Minnesota
March 9, 2021

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$20,563	$11,878
Receivables, net	3,709	5,612
Contract assets	446	467
Income tax receivable	556	479
Prepaid expenses and other current assets	2,184	2,302
Total current assets	27,458	20,738
Property and equipment, net	337	249
Right of use assets – operating leases	146	332
Intangible assets, net	1,388	2,143
Goodwill	7,388	7,455
Deferred income taxes, non-current	17	19
Other assets, non-current	362	490
Total assets	$37,096	$31,426
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$2,742	$2,705
Accrued compensation	1,725	2,145
Operating lease liabilities	597	735
Deferred revenue	10,862	12,918
Financing obligations	5,502	406
Note payable	—	1,800
Derivative liability	—	37
Warrant liability	801	2,910
Total current liabilities	22,229	23,656
Long-term liabilities:
Deferred revenue, non-current	1,507	3,488
Income taxes payable, non-current	630	608
Operating lease liabilities, non-current	21	554
Financing obligations, non-current	113	75
Other non-current liabilities	—	160
Total long-term liabilities	2,271	4,885
Total liabilities	24,500	28,541
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,786,959 and 13,780,823, respectively	178	138
Additional paid-in capital	105,655	79,489
Accumulated deficit	(90,693)	(74,328)
Accumulated other comprehensive loss	(2,544)	(2,414)
Total stockholders’ equity	12,596	2,885
Total liabilities and stockholders’ equity	$37,096	$31,426
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Software licenses and appliances	$1,186	$7,547	$6,814
Service	22,836	21,525	18,548
Total revenues	24,022	29,072	25,362
Cost of revenues:
Software licenses and appliances	222	2,528	1,911
Service	5,946	5,825	5,148
Total cost of revenues	6,168	8,353	7,059
Gross profit	17,854	20,719	18,303
Operating expenses:
Research and development	8,426	8,252	7,360
Sales and marketing	18,478	9,055	8,709
General and administrative	8,596	10,059	6,787
Amortization of purchased intangibles	649	657	757
Total operating expenses	36,149	28,023	23,613
Operating loss	(18,295)	(7,304)	(5,310)
Other income (expense):
Interest expense, net	(100)	(73)	(754)
Decrease in fair value of derivative liability	37	103	—
Decrease (increase) in fair value of warrant liability	1,549	(1,826)	(141)
Gain on sale of BriefCam, Ltd.	50	—	41
Loss on extinguishment of debt	—	—	(348)
Other expense, net	2	(406)	(125)
Total other income (expense), net	1,538	(2,202)	(1,327)
Loss before income taxes	(16,757)	(9,506)	(6,637)
Income tax benefit	(392)	(306)	(194)
Net loss	$(16,365)	$(9,200)	$(6,443)

Net loss per share – basic:
Net loss per share – basic	$(0.93)	$(0.68)	$(0.62)
Weighted average shares outstanding – basic	17,514	13,612	10,395
Net loss per share – diluted:
Loss attributable to common shareholders	$(17,913)	$(9,494)	$(6,548)
Net loss per share – diluted	$(1.01)	$(0.70)	$(0.63)
Weighted average shares outstanding – diluted	17,650	13,627	10,414
See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(16,365)	$(9,200)	$(6,443)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(130)	447	427
Total comprehensive loss	$(16,495)	$(8,753)	$(6,016)

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accum Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	9,624	$96	$69,072	$(58,875)	$(3,288)	$7,005
Adoption of ASC Topic 842	—	—	—	190	—	190
Net loss	—	—	—	(6,443)	—	(6,443)
Other comprehensive income, net of taxes	—	—	—	—	427	427
Issuance of common stock, net of issuance costs	3,652	37	8,164	—	—	8,201
Issuance of stock under employee stock plan, net of forfeitures	304	3	43	—	—	46
Redemption of stock related to tax withholdings on employee stock plan issuances	(27)	—	(75)	—	—	(75)
Stock-based compensation	—	—	857	—	—	857
Balance at December 31, 2019	13,553	$136	$78,061	$(65,128)	$(2,861)	$10,208
Net loss	—	—	—	(9,200)	—	(9,200)
Other comprehensive income, net of taxes	—	—	—	—	447	447
Issuance of stock under employee stock plan, net of forfeitures	284	2	438	—	—	440
Redemption of stock related to tax withholdings on employee stock plan issuances	(57)	—	(188)	—	—	(188)
Stock-based compensation	—	—	1,178	—	—	1,178
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	$—	$—	$(16,365)		$(16,365)
Other comprehensive income, net of taxes	—	—	—	—	(130)	(130)
Issuance of common stock, net of issuance costs	3,709	37	23,048	—	—	23,085
Issuance of common stock related to exercise of warrant	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	267	3	542	—	—	545
Redemption of stock related to tax withholdings on employee stock plan issuances	(19)	—	(51)	—	—	(51)
Stock-based compensation	—	—	2,067	—	—	2,067
Balance at December 31, 2021	17,787	$178	$105,655	$(90,693)	$(2,544)	$12,596

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(16,365)	$(9,200)	$(6,443)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	983	1,518	1,526
Loss on disposal of property and equipment	5	—	—
Stock-based compensation	2,067	1,178	857
Accretion of debt discount and issuance costs	40	85	471
Loss on debt extinguishment	—	—	348
Gain on sale of BriefCam, Ltd.	(50)	—	(41)
Gain on lease modification	—	—	(21)
Decrease in fair value of derivative liability	(37)	(103)	—
Increase (decrease) in fair value of warrant liability	(1,549)	1,826	141
Deferred income taxes	2	2	31
Changes in operating assets and liabilities:
Receivables	1,911	(938)	1,720
Contract assets	21	645	(604)
Income taxes receivable / payable	(50)	(102)	13
Prepaid expenses and other assets	752	157	522
Accounts payable and other accrued liabilities	(530)	682	174
Accrued compensation	(419)	972	(389)
Deferred revenue	(4,029)	4,688	181
Other non-current liabilities	(160)	160	(24)
Net cash provided by (used in) operating activities	(17,408)	1,570	(1,538)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	50	—	41
Purchases of property and equipment	(239)	(128)	(168)
Net cash used in investing activities	(189)	(128)	(127)
Financing activities:
Proceeds from line of credit	6,840	—	—
Payment on line of credit	(1,840)	—	—
Principal payments on term loans	(1,833)	—	(4,000)
Principal payments on financing obligations	(445)	(372)	(320)
Payments for term loan, warrant issuance and debt extinguishment costs	(25)	—	(250)
Proceeds from common stock issuance	23,085	—	8,201
Proceeds from issuance of common stock under employee stock plans	545	440	46
Common stock repurchases to settle employee tax withholding liability	(51)	(188)	(75)
Net cash provided by (used in) financing activities	26,276	(120)	3,602
Effect of exchange rate changes on cash	6	(83)	66
Net increase in cash and cash equivalents	8,685	1,239	2,003
Cash and cash equivalents, beginning of year	11,878	10,639	8,636
Cash and cash equivalents, end of year	$20,563	$11,878	$10,639

See accompanying notes to consolidated financial statements.

QUMU CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Supplemental Cash Flow Disclosures
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of net cash paid (received) during the year:
Income taxes	$(338)	$(248)	$(293)
Interest	$54	$14	$546
Non-cash investing and financing activities:
Financing obligations related to prepaid expenses and other assets	$496	$511	$203
Financing obligations related to property and equipment	$83	$102	$148
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$560	$—	$—

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
The Company views its operations and manages its business as one segment and one reporting unit. Factors used to identify the Company’s single operating segment and reporting unit include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through regional sales representatives and independent distributors in the United States and international markets.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Reclassification
Certain reclassifications have been made to prior period revenue in order to conform to the current period presentation. During the year ended December 31, 2021, the Company reclassified revenue recognized for term software license agreements from service revenue to software licenses and appliances revenue, similar to perpetual software licenses. These term software licenses have significant standalone functionality and, subsequent to delivery of the software, Qumu’s activities do not substantively change the functionality and do not significantly affect the use of the software delivered. The reclassifications had no effect on previously reported stockholders’ equity, net loss or net cash flows.
Revenue for the years ended December 31, 2020 and 2019 as reported and as reclassified were as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	As Reported	As Reclassified	As Reported	As Reclassified
Software licenses and appliances	$6,762	$7,547	$4,903	$6,814
Service
Subscription, maintenance and support	19,555	18,770	18,249	16,338
Professional services and other	2,755	2,755	2,210	2,210
Total service	22,310	21,525	20,459	18,548
Total revenues	$29,072	$29,072	$25,362	$25,362
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
Liquidity and Going Concern Considerations
As of December 31, 2021, the Company's principal source of liquidity consisted of $20.6 million of cash and cash equivalents and potential availability under its Wells Fargo line of credit that had a maturity of January 2023. Additionally, the Company has experienced recurring operating losses and negative cash flows from operating activities.

In February 2022, the Company's board of directors adopted an operating plan designed to accelerate cash flow break even operations and continue to support the pivot from primarily a direct sales strategy to a targeted channel-led strategy. As part of the board approved operating plan, the Company implemented a cost optimization program that is in addition to the cash management actions the Company took in 2021.
The Company's capital needs are based upon management estimates as to future revenue and expense, which involves significant judgment. The success of the operating plan is dependent upon anticipated growth through Qumu's channel sales partners in the second half of 2022 and achieving and maintaining an expense structure that is aligned with management's revenue and cash flows. The focus on driving sales through Qumu’s channel sales partners is a relatively new element of the Company's sales strategy and management currently has limited sales pipeline visibility. Additionally, maintaining an aligned expense structure requires that management accurately forecast revenue and cash flow so that it can take timely action to reduce expenses in proportion to and concurrently with any shortfalls in revenue and cash flow.
As part of the Company's board-approved operating plan, on April 15, 2022, the Qumu entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a revolving line of credit having a maturity of April 2024. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. No amounts are outstanding under the SVB Agreement as of April 15, 2022. The SVB Agreement requires the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. The Company's monthly operations and resulting adjusted quick ratio are subject to significant fluctuations due to a variety of factors, many of which are outside of management's control, and negative operating results may cause non-compliance with the adjusted quick ratio.
Based on management's sensitivity analysis of liquidity requirements, should the execution of its plans generate the financial results consistent with the February 2022 board-approved operating plan, the Company expects it will be able to maintain current operations and meet anticipated capital expenditure requirements for at least the next twelve months through any cash flows generated from current operations, cash reserves, and additional resources, including the availability of borrowings on the Company's revolving credit facility pursuant to the SVB Agreement.
However, if Qumu’s revenue growth is significantly lower than anticipated and Qumu does not actively manage expenses and cash consumption in advance of these significant revenue shortfalls, the Company will need additional capital to fund its business plan and under those circumstances, borrowing under its line of credit with SVB may be limited due to borrowing base availability or covenant non-compliance. The Company's cash resources and the limitations under the SVB Agreement on its available borrowing present the risk that the Company will not have sufficient cash available in the amount or at the time it needs it to fund its ongoing operations and execute its business plan over the next twelve months.
Accordingly, the Company's history of losses and its cash resources available to execute its business plan over the next twelve months raise substantial doubt about the Company's ability to continue as a going concern.
Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include positioning the targeted channel-led strategy for success through efforts to expand the number of high quality channel partners, educating channel partners on the Company’s platform, tools and differentiated features, and providing performance-based incentives to channel partners to accelerate customer deals, as well as continuous assessment of the sales pipeline to forecast SaaS revenue growth driven by new customer and expansion bookings sourced through the channel. Additionally, management will actively monitor eligible accounts for the purposes of the SVB Agreement borrowing base calculation and monitor doubtful accounts and write-offs of accounts receivable, which have historically been minimal. To the extent that increasing traction in the channel-led strategy is not realized, management would continue to manage its cost optimization program to further align expenditures with the timing and amount of cash receipts from new sales and renewals of existing sales contracts. These cost optimization measures may include reductions in the Company's personnel, reduced utilization of contractors, and decreases in other discretionary spend.
The Company may also increase its cash resources by drawing on the SVB line of credit to the extent of any availability. To the extent the Company requires additional capital, it may seek capital by refinancing its existing line of credit or from offering of the Company's equity securities or both. If the Company experiences a significant shortfall in performance as compared to plan and also is unable to secure additional capital in a sufficient amount or on acceptable terms, management may be required to implement more significant cost reduction and other cash-focused measures to manage liquidity and the Company may have to significantly delay, scale back, or cease operations, in part or in full.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, for which the current carrying amounts approximate fair market values based on quoted market prices or net asset value; a warrant liability, for which the fair value is based on the Company’s estimates of assumptions that market participants would use in pricing the liabilities (Level 3 inputs - see Note 5–"Fair Value Measurements"); and a line of credit and note payable for which the carrying amount approximates fair value (Level 2 inputs; see Note 4–"Commitments and Contingencies").
Revenue Recognition
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and other services. Software sales may take the form of a perpetual software license, a cloud-hosted software as a service (SaaS) or a term software license. Software licenses and appliances revenue includes sales of perpetual software licenses, term software licenses, and hardware. Service revenue includes SaaS, maintenance and support, and professional and other services. An individual sale can range from a single year agreement for thousands of dollars to a multi-year agreement for over a million dollars.
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
The Company enters into contracts that can include various combinations of software licenses, appliances, maintenance and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation, on a relative basis by first using its standalone selling price. The remaining performance obligations are allocated using the residual method.
The Company determines the standalone selling price for software-related elements, including professional services and software maintenance and support contracts, based on the price charged for the deliverable when sold separately.
The Company’s on-premise term software licenses and technical support for its on-premise term software licenses are distinct from each other. As a result, the software license is recognized upon transfer of control, which is at fulfillment. The revenue allocable to technical support is recognized ratably over the non-cancellable committed term of the agreement.
Other items relating to charges collected from customers include reimbursable expenses, shipping and handling charges and sales taxes charges. Charges collected from customers as part of the Company’s sales transactions are included in revenues and the associated costs are included in cost of revenues. Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues and recorded as a liability to the applicable governmental taxing authority.
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

Deferred Sales Commissions
Sales commissions represent the direct incremental costs related to the acquisition of customer contracts. The Company recognizes commissions as sales and marketing expense at the time the associated product revenue is recognized, requiring establishment of a deferred cost in the event a commission is paid prior to recognition of revenue. The deferred commission amounts are recoverable through the related future revenue streams under non-cancellable customer contracts and commission clawback provisions in the Company’s sales compensation plans. Deferred commission costs included in prepaid expenses and other assets were $618,000 and $745,000 at December 31, 2021 and 2020, respectively. Deferred commission costs in other assets, non-current were $114,000 and $276,000 at December 31, 2021 and 2020, respectively. The Company recognized commissions expense of $1.9 million, $2.2 million and $1.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Changes to the allowance for doubtful accounts consisted of the following (in thousands):

	Year Ended December 31,
Allowance for Doubtful Accounts:	2021	2020	2019
Balance at beginning of year	$42	$45	$61
Write-offs	—	(28)	(6)
Change in provision	—	25	(10)
Balance at end of year	$42	$42	$45
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The Company records provisions for potential excess, obsolete and slow-moving inventory. Results could be different if demand for the Company’s products decreased because of economic or competitive conditions, or if products became obsolete because of technical advancements in the industry or by the Company. Inventory included in prepaid expenses and other current assets was $164,000 and $184,000 as of December 31, 2021 and 2020, respectively.
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

Goodwill
The Company records goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, the Company annually, at its fiscal year end, estimates the fair value of the reporting unit and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2021, the Company completed its annual impairment test of goodwill. Based upon that evaluation, the Company determined that its goodwill was not impaired.
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
For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and at the same date as for operating leases and is subsequently measured at amortized cost using the effective interest method.
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
The right of use (ROU) asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.
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
Derivatives Liability
In conjunction with debt financing completed in October 2016, the Company issued a warrant for the purchase of up to an aggregate of 314,286 shares of the Company’s common stock, of which 238,583 shares remained outstanding as of December 31, 2021. In August 2018, the Company issued a separate warrant to a sales partner for the purchase of up to 100,000 shares of the Company’s common stock, which remained outstanding as of December 31, 2021. The Company accounts for the warrants, which are derivative financial instruments, as a current liability based upon the characteristics and provisions of the instruments. The warrants were determined to be ineligible for equity classification because of provisions that allow the holder under certain circumstances, essentially the sale of the Company as defined in the warrant agreements, to receive cash payment or other consideration at the option of the holder in lieu of the Company’s common shares.
A warrant liability is recorded in the Company’s consolidated balance sheets at its fair value on the date of issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
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
Foreign Currency Translation
The functional currency for each of the Company’s international subsidiaries is the respective local currency. The Company translates its financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars. The Company translates its assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated other comprehensive loss. Gains or losses, whether realized or unrealized, due to transactions in foreign currencies are reflected in the consolidated statements of operations under the line item other income (expense). The net gain on foreign currency transactions for the year ended December 31, 2021 was $2,000, and net losses on foreign currency transactions for the years ended December 31, 2020 and 2019 were $406,000 and $260,000, respectively, and are included in other income (expense) in the consolidated statements of operations.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting both the numerator (net loss) and the denominator (weighted-average number of shares outstanding), giving effect to all potentially dilutive common shares from warrants. The treasury stock method is used for computing potentially dilutive common shares. Under this method, consideration that would be received upon exercise (as well as remaining compensation cost to be recognized for awards not yet vested) is assumed to be used to repurchase shares of stock in the market, with the net number of shares assumed to be issued added to the denominator. In addition, the numerator is adjusted to exclude the changes in the fair value of the dilutive warrants that are classified as a liability but may be settled in shares. For the years ended December 31, 2021, 2020 and 2019, the Company reported diluted net loss, as the impact of excluding the warrant income and related potentially dilutive shares was dilutive.
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

Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The objective of ASU 2021-10 is to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for all entities for annual periods beginning after December 15, 2021. The Company is currently evaluating ASU 2021-10 the impact of this standard on its financial statement disclosures.
2) Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Computer, network equipment and furniture	$1,858	$1,602
Leasehold improvements	23	23
Total property and equipment	1,881	1,625
Less accumulated depreciation and amortization	(1,544)	(1,376)
Total property and equipment, net	$337	$249
Depreciation and amortization expense associated with property and equipment was $228,000, $575,000 and $314,000 for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company surrendered leased office facilities in Minneapolis, London and Hyderabad and recorded an expense of $280,000 for depreciation and amortization related leasehold improvements and certain equipment and furniture resulting from the reduction in their estimated useful lives; see Note 4–"Commitments and Contingencies–Leases." In addition, during the year ended December 31, 2020, the Company disposed of approximately $979,000 of cost and accumulated depreciation of fully depreciated fixed assets.
3) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	December 31, 2021
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,927	$8,224	$2,183	$15,334
Accumulated amortization	(4,352)	(8,224)	(1,370)	(13,946)
Net identifiable intangible assets	$575	$—	$813	$1,388

	December 31, 2020
	Customer Relationships	Developed Technology	Trademarks / Trade-Names	Total
Original cost	$4,945	$8,256	$2,184	$15,385
Accumulated amortization	(3,861)	(8,151)	(1,230)	(13,242)
Net identifiable intangible assets	$1,084	$105	$954	$2,143

Amortization expense of intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization expense associated with the developed technology included in cost of revenues	$106	$286	$455
Amortization expense associated with other acquired intangible assets included in operating expenses	649	657	757
Total amortization expense	$755	$943	$1,212
The Company estimates that amortization expense associated with intangible assets will be as follows (in thousands):

Year Ending December 31,
2022	$550
2023	308
2024	142
2025	141
2026	141
Thereafter	106
Total	$1,388
Goodwill
On October 3, 2014, the Company completed the acquisition of Kulu Valley, Ltd., subsequently renamed Qumu Ltd, and recognized $8.8 million of goodwill and $6.7 million of intangible assets. The goodwill balance of $7.4 million at December 31, 2021 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
4) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space, that expire over the next 13 months.
During December 2020, the Company transitioned to permanent remote work for all of its personnel. The Company closed three of its four offices due to its new remote work policy and, effective December 31, 2020, the Company no longer occupied its permanent leased office spaces in Minneapolis, Minnesota, and London, England, which were primarily used for engineering, service, sales, marketing and administration, and its leased office space in Hyderabad, India, which was primarily used for software development and testing. The Company continues to occupy its leased space in Burlingame, California, primarily for technology storage and research and development, until the expiration of that lease in September 2022. The Company intends to continue to pay all rental payments due and payable by the Company pursuant to the leases governing the leased premises.
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
Two of the surrendered office leases contain a renewal option for a period of five years. Because at the inception of the leases the Company was not reasonably certain to exercise the options, the options were not considered in determining the lease terms under Topic 842, which was adopted January 1, 2019. The Company notified landlords for the two leases that it would not be exercising its option to renew but would be exercising the leases’ early termination clauses allowing the lease terms to end in May 2022 and August 2022. The impact of shortening the lease terms reduced the Company’s operating lease liabilities by $433,000 as of December 31, 2020.
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

Many of the Company’s leases include escalation clauses, renewal options and/or termination options that are factored into its determination of lease payments under Topic 842 when reasonably certain. These options to extend or terminate a lease are at the Company’s discretion. The Company has elected to take the practical expedient and not separate lease and non-lease components of contracts. The Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement under Topic 842. The Company’s lease agreements do not contain any material residual value guarantees.
The components of lease cost were as follows (in thousands):

	December 31,
	2021	2020
Operating lease cost	$187	$1,041
Finance lease cost:
Amortization of right of use assets	107	112
Interest on lease liabilities	11	7
Total finance cost	118	119
Total lease cost	$305	$1,160
The Company’s ROU assets and lease liabilities were reported in the consolidated balance sheet as follows (in thousands):

		December 31,
Leases	Classification on Balance Sheet	2021	2020
Assets
Operating	Right of use assets – operating leases	$146	$332
Finance	Property and equipment	119	124
Total lease assets		$265	$456
Liabilities
Current
Operating	Operating lease liabilities	$597	$735
Finance	Financing obligations	55	110
Non-current
Operating	Operating lease liabilities, non-current	21	554
Finance	Financing obligations, non-current	113	75
Total lease liabilities		$786	$1,474

Other information related to leases is as follows (in thousands):

	December 31,
	2021	2020
Supplemental cash flow information:
Reduction in operating lease right of use assets and lease liabilities due to reassessment of lease terms	$—	$433
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow from operating leases	$672	$522
Financing cash flow from finance leases	123	83
ROU assets obtained in exchange for new lease obligations
Operating leases	$—	$47
Finance leases	83	106
Weighted-average remaining lease term:
Operating leases	0.8 years	1.7 years
Finance leases	3.1 years	2.2 years
Weighted-average discount rate:
Operating leases	10.0%	10.0%
Finance leases	5.8%	6.2%

Future payments used in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2021 are as follows (in thousands):

	Operating leases	Finance leases
2022	$625	$63
2023	21	58
2024	—	58
2025	—	4
2026	—	—
Thereafter	—	—
Total undiscounted lease payments	646	183
Less amount representing interest	(28)	(14)
Present value of lease liabilities	$618	$169
Sublease income from the Company’s subleases was $105,000 for the year ended December 31, 2019. No sublease income was recognized for the years ended December 31, 2021 and 2020.
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into a Loan and Security Agreement (the “Wells Fargo line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the Wells Fargo line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company’s subsidiaries). As of December 31, 2021, the Company maintained an outstanding principal balance on the revolving line of $5.0 million and was in compliance with its covenants.
On August 6, 2021, the Company entered into a First Amendment ("First Amendment") to the Wells Fargo line of credit dated January 15, 2021. On March 30, 2022, the Company entered into the Second Amendment ("Second Amendment") to the Loan and Security Agreement. Further, on April 12, 2022, the Company repaid the outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo.
As of December 31, 2021, the revolving line under the terms of the First Amendment had a maximum availability for borrowing of the lesser of $10 million or a defined borrowing base, less any outstanding letters of credit and the outstanding principal balance of any advances. The borrowing base was four times if monthly recurring revenue declined from the preceding calendar quarter, five times if monthly recurring revenue increased up to 5% over the preceding calendar quarter, and six times if monthly recurring revenue increased at least 5% over the preceding calendar quarter. Under the terms of the Second Amendment on March 30, 2022 and prior to the termination of the Loan and Credit Agreement, the Wells Fargo line of credit had a maximum availability for borrowing of $10.0 million through March 31, 2022; $5.0 million from April 1, 2022 through June 30, 2022; $4.0 million from July 1, 2022 through September 30, 2022; and $3.0 million after September 30, 2022.
The revolving line had a January 15, 2023 maturity date and borrowed amounts incurred interest at a floating per annum rate equal to 1.25% above Wells Fargo’s prime rate, which was 3.25% at December 31, 2021. The Company was also obligated to pay Wells Fargo an unused revolving line facility fee quarterly in arrears of 0.25% per annum of the average unused portion of the revolving line during such quarterly period.
The line of credit contained customary affirmative and negative covenants and requirements relating to the Company and its operations. The affirmative covenants required the Company to maintain at all times minimum quarterly recurring revenue and minimum liquidity. The Second Amended Loan Agreement specified minimum quarterly recurring revenue for the first, second, third and fourth quarters of 2022 of $4.3 million, $4.4 million, $4.5 million and $5.0 million, respectively. Previously, under the terms of the First Amendment, minimum quarterly recurring revenue amounts for the first, second, third and fourth quarters of 2022 were $5.0 million, $5.5 million, $6.0 million and $6.5 million, respectively.
The carrying amount of Company’s line of credit approximated its fair value as of December 31, 2021.
Note Payable
On January 15, 2021, the Company repaid the secured promissory note dated May 1, 2020 to ESW Holdings, Inc. in the amount of $1,833,000, which represented the deferred purchase price of the Company’s purchase and termination of a warrant to ESW Holdings, Inc. ("ESW warrant") dated January 12, 2018 for 925,000 shares of the Company’s common stock. The non-interest bearing note payable was reported at its present value of future cash flows of $1,833,000 discounted at 7.25% (prime plus 4.00%). As of December 31, 2020, the carrying value of the note payable was $1,800,000, which also approximated its fair value.

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
As of December 31, 2021 and 2020, the following warrants for the purchase of Qumu’s common stock were outstanding and exercisable:

	Number of underlying warrant shares		Warrant exercise price (per share)
	December 31,			Warrant expiration date
Description	2021	2020
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	314,286	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583	414,286
On January 12, 2021, HCP-FVD, LLC, the holder of the outstanding Hale warrant to purchase shares of common stock, exercised a portion of the warrant in a cashless exercise. The exercise resulted in the issuance by the Company of 50,000 shares of common stock and an overall reduction of 75,703 warrant shares. Immediately following the exercise, HCP-FVD, LLC retained the right under the warrant to purchase 238,583 shares of the Company’s common stock at an exercise price of $2.80 per share through October 21, 2026. The estimated fair value of the exercised warrants of $560,000 was reflected as a reclassification from warrant liability to stockholders’ equity in the Company’s consolidated balance sheet.
The Hale warrant contains a cash settlement feature upon the occurrence of certain events, essentially the sale of the Company as defined in the warrant agreements. Upon a sale of the Company, the holder of the iStudy warrant may exercise the warrant or may elect to receive the same consideration as it would have been entitled to receive upon the occurrence of such transaction if it had been the holder of the shares then issuable upon such exercise of the warrant. Both warrants are transferable. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, a warrant liability was recorded in the Company’s consolidated balance sheets at its fair value on the respective dates of the warrants’ issuance and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded as other income (expense) in the consolidated statement of operations as "decrease (increase) in fair value of warrant liability." During 2021 the Company recorded non-cash income of $1.5 million and during 2020 and 2019 the Company recorded non-cash expense of $1.8 million and $141,000, respectively, resulting from the change in fair value of the warrant liability.
The Company estimates the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
On May 1, 2020, the Company canceled a warrant in exchange for a note payable (see Note 4–"Commitments and Contingencies") which contained an embedded derivative liability that is measured on a recurring basis at fair value. The Company recognized non-cash income of $37,000 for the year ended December 31, 2021 resulting from the change in fair value of the derivative liability. The derivative liability was derecognized on April 1, 2021 upon expiration of the contingent payment obligation without the contingency being triggered.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values is as follows at December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$685	$—	$—	$685
Warrant liability - iStudy	116	—	—	116
Warrant liability	$801	$—	$—	$801
Derivative liability	$—	$—	$—	$—
Total	$801	$—	$—	$801

		Fair Value Measurements Using
	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$2,245	$—	$—	$2,245
Warrant liability - iStudy	665	—	—	665
Warrant liability	$2,910	$—	$—	$2,910
Derivative liability	$37	$—	$—	$37
Total	$2,947	$—	$—	$2,947
The Company’s evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for both warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant. Consequently, as of December 31, 2021 and 2020, the liability related to each warrant was classified as a Level 3 liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

	December 31,
	2021	2020
Probability-weighted timing of change in control	3.7 years	4.9 years
The following table summarizes the changes in Level 3 fair value measurements for the year ended December 31, 2021:

	Warrant liability	Derivative liability	Total
Balance at December 31, 2020	$2,910	$37	$2,947
Reduction in warrant liability for partial exercise of Hale warrant	(560)	—	(560)
Change in fair value	(1,549)	(37)	(1,586)
Balance at December 31, 2021	$801	$—	$801

6) Stockholders’ Equity
Common Stock Offering
On January 29, 2021, the Company closed on the sale of its common stock in a follow-on public offering of the Company’s common stock, par value $0.01 per share, with Craig-Hallum Capital Group LLC, as underwriter. In the follow-on offering, the Company issued and sold 3,225,000 base shares plus an additional 483,750 overallotment shares to the underwriter at a price of $6.31125 per share. The price to the public in the offering was $6.75 per share. The net proceeds to the Company for the issuance of the total 3,708,750 shares, after deducting underwriting discounts and commissions and other offering expenses, was approximately $23.1 million and was for working capital and general corporate purposes.
On November 7, 2019, the Company completed a public equity offering, selling a total of 3,652,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $8.2 million. A portion of the net proceeds from this offering was used to repay the $4.8 million of outstanding principal, accrued interest and prepayment fee under the Company’s term loan credit agreement with ESW Holdings, Inc. on November 12, 2019. The Company’s use of the $3.4 million of remaining net proceeds from this offering was for working capital and general corporate purposes.
Common Stock Repurchase Program
Since October 2010, the Company’s Board of Directors has approved common stock repurchases of up to 3,500,000 shares. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program may be discontinued at any time. The repurchase program has been funded to date using cash on hand. The Company repurchased no shares under the share repurchase program during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, there were 778,365 shares available under the Board authorizations.
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
Term software licenses
The Company’s term software licenses differ from perpetual software licenses in that the customer’s right to use the licensed product has a termination date. Term software licenses are recognized upon transfer of control, which is typically at fulfillment, resulting in up-front revenue recognition. The Company categorizes revenue from term software licenses as software licenses and appliances revenue. Payments are generally received quarterly or annually in equal or near equal installments over the term of the agreement.
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

	Year Ended December 31,
	2021	2020	2019
Software licenses and appliances	$1,186	$7,547	$6,814
Service
Subscription, maintenance and support	20,074	18,770	16,338
Professional services and other	2,762	2,755	2,210
Total service	22,836	21,525	18,548
Total revenues	$24,022	$29,072	$25,362

	Year Ended December 31,
	2021	2020	2019
North America	$15,969	$20,073	$16,588
Europe	6,947	7,693	7,527
Asia	1,106	1,306	1,247
Total	$24,022	$29,072	$25,362

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
The Company’s balances for contract assets totaled $446,000 and $467,000 as of December 31, 2021 and 2020, respectively. The Company’s balances for contract liabilities, which are included in current and non-current deferred revenue, totaled $12.4 million and $16.4 million as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, the Company recognized $13.9 million of revenue that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $22.9 million as of December 31, 2021, of which the Company expects to recognize $13.1 million of revenue over the next 12 months and the remainder thereafter. During the years ended December 31, 2021, 2020 and 2019, no revenue was recognized from performance obligations satisfied in previous periods.
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
8) Stock-Based Compensation
The Company issues shares pursuant to the 2007 Stock Incentive Plan (the “2007 Plan”), a shareholder approved plan, which provides for the grant of stock incentive awards in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units and other awards in stock to certain key employees, non-employee directors and service providers. The exercise price of stock options granted under the 2007 Plan is equal to the market value on the date of grant. With the exception of the awards described in the following paragraph, the stock options, restricted stock awards and restricted stock units granted during the year ended December 31, 2021 and 2020 were granted under the 2007 Plan.
In addition to awards granted under the 2007 Plan, the Company granted a non-qualified option to purchase 457,692 shares of its common stock to TJ Kennedy, the Company’s President and Chief Executive Officer, on July 22, 2020, which was the first date of an open window period following his first day of employment with Qumu, and for 200,000 shares to Thomas A. Krueger, the Company’s Chief Financial Officer, on December 6, 2021, which was his first day of employment with Qumu. The options were granted outside of any shareholder-approved plan as inducement to accept employment with the Company. Each option has exercise prices equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant date, vests in three equal installments for Mr. Kennedy’s award and four equal installments for Mr. Krueger’s award on each of the first three and four anniversaries, respectively, and has a term of seven years. In other respects, the options were structured to mirror the terms of the options granted under the 2007 Plan and are subject to stock option agreements between the Company and the respective employee.
During 2021, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares authorized under the plan by 500,000 to a total of 4,230,320 shares, of which 884,862 were available for future grant as of December 31, 2021.

The Company recognized the following amounts related to the Company’s share-based payment arrangements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation cost charged against loss, before income tax benefit
Stock options	$658	$424	$331
Restricted stock and restricted stock units	1,176	754	521
Performance stock units	233	—	5
Total stock-based compensation costs	$2,067	$1,178	$857
Stock-based compensation cost included in:
Cost of revenues	$71	$36	$26
Operating expenses	1,996	1,142	831
Total stock-based compensation costs	$2,067	$1,178	$857
As of December 31, 2021, compensation expense of $1.4 million related to non-vested option awards was not yet recognized and is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2021, compensation expense of $1.8 million related to non-vested shares and restricted share unit awards was not yet recognized and is expected to be recognized over a weighted-average period 2.8 years.
Stock Options
The fair value of each option award is estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of stock option awards granted were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected life of options in years	4.75	4.50 - 4.75	4.70 - 4.75
Risk-free interest rate	1.2%	0.2% - 0.4%	1.8% - 2.5%
Expected volatility	71.8%	75.3% - 76.3%	69.7% - 73.6%
Expected dividend yield	—%	—%	—%
The Company reviews these assumptions at the time of each new option award and adjusts them as necessary to ensure proper option valuation. The expected life represents the period that the stock option awards are expected to be outstanding. The Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term, and therefore it uses the simplified method for determining the expected life of stock options granted to employees in 2021, 2020 and 2019, which bases the expected life calculation on the average of the vesting term and the contractual term of the awards. The risk-free interest rate is based on the yield of constant maturity U.S. treasury bonds with a remaining term equal to the expected life of the awards. The Company estimated the stock price volatility using weekly price observations over the most recent historical period equal to the expected life of the awards.

A summary of share option activity is presented in the table below (in thousands, except per share data):

(In thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2018	1,442	$3.51
Granted	39	3.11
Exercised	(40)	2.55
Canceled	(381)	5.20
Options outstanding at December 31, 2019	1,060	2.93
Granted	658	4.90
Exercised	(295)	2.63
Canceled	(158)	4.31
Options outstanding at December 31, 2020	1,265	3.85
Granted	200	2.12
Exercised	(227)	2.44
Canceled	(139)	3.48
Options outstanding at December 31, 2021	1,099	3.88	2.9	$—
Total vested and expected to vest as of December 31, 2021	1,099	3.88	2.9	$—
Options exercisable as of:
December 31, 2019	540	$3.51
December 31, 2020	394	2.96
December 31, 2021	390	3.79	2.0	$—
________________________________________________________________
(1)Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market value).
Other information pertaining to options is as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Fair value of options granted	$244	$1,891	$71
Per share weighted average fair value of options granted	$1.22	$2.87	$1.83
Total intrinsic value of stock options exercised	$495	$707	$55
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

A summary of restricted stock and restricted stock units activity is presented in the table below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	308	$2.38
Granted	230	3.16
Vested	(198)	2.53
Canceled	(31)	2.25
Nonvested at December 31, 2019	309	2.87
Granted	577	4.50
Vested	(244)	2.23
Canceled	(114)	3.22
Nonvested at December 31, 2020	528	4.52
Granted	466	5.66
Vested	(213)	4.58
Canceled	(305)	5.30
Nonvested at December 31, 2021	476	$5.12
Other information pertaining to restricted stock and restricted stock units is as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Per share weighted average grant-date fair value of restricted stock and restricted stock units granted	$5.66	$4.50	$3.16
Total fair value of restricted stock and restricted stock units vested	$1,000	$903	$749
Performance Stock Units
The Company granted performance stock units during 2021 ("2021 Performance Stock Units") and 2018 ("2018 Performance Stock Units"). In settlement of the performance stock units, the Company issues a number of shares equal to the number of performance stock units issued multiplied by the total percentage achievement of the performance goals for each award. The percentage achievement for the performance stock units may not exceed 100%.
A summary of performance stock units activity is presented in the table below (in thousands):

	Number of Units
	2021 Performance Stock Units	2018 Performance Stock Units	Total Performance Stock Units
Nonvested at December 31, 2018	—	148	148
Granted	—	—	—
Vested	—	(98)	(98)
Canceled	—	(9)	(9)
Nonvested at December 31, 2019	—	41	41
Granted	—	—	—
Vested	—	—	—
Canceled	—	(41)	(41)
Nonvested at December 31, 2020	—	—	—
Granted	320	—	320
Vested	—	—	—
Canceled	(87)	—	(87)
Nonvested at December 31, 2021	233	—	233
At December 31, 2021, there were 233,418 shares of common stock underlying the outstanding 2021 performance stock units that were subject to vesting upon the achievement of performance goals for the performance period of January 1, 2021 to December 31, 2021. In settlement of performance stock units granted in 2021, on February 24, 2022, the Company issued 58,088 shares of restricted stock, which was equal to the number of vested 2021 performance stock units multiplied by the performance goals achievement of 66.0%.

In settlement of performance stock units granted in 2018, during the year ended December 31, 2019 the Company issued 98,492 shares of restricted stock, which was equal to the number of vested 2018 performance stock units multiplied by the performance goals achievement of 100%. At December 31, 2019, there were 40,599 shares of common stock underlying the outstanding 2018 performance stock units that were subject to vesting upon the achievement of performance goals for the performance period of January 1, 2019 to December 31, 2019. The outstanding unvested 2018 performance stock units were canceled on February 10, 2020 upon determination by the Compensation Committee of the Company’s Board of Directors that the performance metric for the 2019 performance period was not achieved.
9) 401(k) Savings Plan
The Company has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to contribute up to 100% of pretax compensation subject to Internal Revenue Code limitations. The Company matches a percentage of employees’ contributions. Matching contributions totaled $413,000, $303,000 and $296,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
10) Sale of Investment in Software Company
During 2018, Canon Inc. ("Canon") acquired all of the outstanding shares of BriefCam, Ltd. ("BriefCam"), a privately-held Israeli company in which Qumu held convertible preferred shares. During the years ended December 31, 2021 and 2019, the Company recognized gains of $50,000 and $41,000, respectively, related to the release of cash from escrow in connection with the sale.
11) Income Taxes
The components of loss before income taxes consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss before income taxes:
Domestic	$(13,264)	$(7,435)	$(5,466)
Foreign	(3,493)	(2,071)	(1,171)
Total loss before income taxes	$(16,757)	$(9,506)	$(6,637)
The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$—	$—	$—
State	61	61	17
Foreign	(455)	(368)	(246)
Total current	(394)	(307)	(229)
Deferred:
U.S. Federal	—	—	—
State	2	(8)	8
Foreign	—	9	27
Total deferred	2	1	35
Total provision for income tax expense (benefit)	$(392)	$(306)	$(194)

Total income tax expense (benefit) differs from the expected income tax expense (benefit), computed by applying the federal statutory rate of 21% in 2021, 2020 and 2019, to earnings before income taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Expected income tax benefit	$(3,519)	$(1,997)	$(1,393)
Federal R&D credit	(34)	(67)	(54)
Foreign tax	279	76	27
Non-deductible equity expense	(218)	258	15
Non-deductible stock issuance costs	(16)	(82)	3
Change in valuation allowance	3,738	1,655	1,379
State income taxes, net of federal tax effect	(619)	(168)	(219)
Other, net	(3)	19	48
Total provision for income tax expense (benefit)	$(392)	$(306)	$(194)
The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Inventory provisions and uniform capitalization	$—	$1
Accounts receivable allowances	8	8
Non-qualified stock option and restricted stock expense	635	245
Deferred revenue	847	302
Lease liabilities	107	199
Loss and credit carryforwards of U.S. subsidiary	29,683	25,844
Loss carryforward of foreign subsidiaries	294	91
Excess interest expense	476	420
Other accruals and reserves	287	326
Total deferred tax assets before valuation allowance	32,337	27,436
Less valuation allowance	(31,969)	(26,999)
Total deferred tax assets	$368	$437
Deferred tax liabilities:
Acquired intangibles	$(345)	$(347)
Right of use assets	(36)	(78)
Fixed assets	30	7
Other	—	—
Total deferred tax liabilities	$(351)	$(418)
Total net deferred tax assets	$17	$19
As of December 31, 2021, the Company had $104.8 million of net operating loss carryforwards for U.S. federal tax purposes and $77.2 million of net operating loss carryforwards for various states. The loss carryforwards for state tax purposes will expire between 2022 and 2041 if not utilized. At December 31, 2021, $85.7 million of federal net operating loss carryforwards (losses originating in tax years beginning prior to January 1, 2018), expire in years 2022 through 2037, and federal net operating loss of $19.1 million generated since 2018 can be carryforward indefinitely and utilization is limited to 80% of taxable income. The net operating loss expiration related to the state income tax returns that the Company files varies by state.
As of December 31, 2021, the Company had federal and state research and development credit carryforwards of $3.3 million, net of Section 383 limitations, which will begin to expire in 2023 if not utilized.
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
The Company assessed that the valuation allowance against its U.S. deferred tax assets is still appropriate as of December 31, 2021 and 2020, based on the consideration of all available positive and negative evidence, using the “more likely than not”

standard required by ASC 740, Income Taxes. During 2019 the U.K. shifted from a net deferred tax liability to net deferred tax asset position. As such, the Company no longer believes that it is more likely than not that the future results of the operations in the U.K. will generate sufficient taxable income to utilize the deferred tax assets. As of December 31, 2021 and 2020, a full valuation allowance has been applied against its U.K. deferred tax assets. As of December 31, 2021, the Company had a cumulative foreign tax loss carryforward of $3.7 million in the U.K. This amount can be carried forward indefinitely. The valuation allowance will be reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.
The Company may repatriate cash associated with undistributed earnings of its foreign subsidiaries, such that they are not reinvested indefinitely. The repatriation of cash and cash equivalents held by the Company’s international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is presented in the table below (in thousands):

	Year Ended December 31,
	2021	2020
Gross unrecognized tax benefits at beginning of year	$1,836	$1,780
Increases related to:
Prior year income tax positions	8	—
Current year income tax positions	36	57
Decreases related to:
Prior year income tax positions - closure of statute of limitations	—	(1)
Gross unrecognized tax benefits at end of year	$1,880	$1,836
Included in the balance of unrecognized tax benefits at December 31, 2021 are potential benefits of $557,000 that, if recognized, would affect the effective tax rate. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not anticipate that the total amount of unrecognized tax benefits as of December 31, 2021 will change significantly by December 31, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Total accrued interest and penalties amounted to $72,000 and $50,000 on a gross basis at December 31, 2021 and 2020, respectively, and are excluded from the reconciliation of unrecognized tax benefits presented above. Interest and penalties recognized in the consolidated statements of operations related to uncertain tax positions amounted to net tax expense of $22,300 in both 2021 and 2020.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2021, the Company was no longer subject to income tax examinations for taxable years before 2018 in the case of U.S. federal taxing authorities, and taxable years generally before 2017 in the case of major state and local taxing jurisdictions.

12) Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss per share – basic
Net loss	$(16,365)	$(9,200)	$(6,443)
Weighted average shares outstanding – basic	17,514	13,612	10,395
Net loss per share – basic	$(0.93)	$(0.68)	$(0.62)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(16,365)	$(9,200)	$(6,443)
Numerator effect of dilutive securities
Warrants	(1,548)	(294)	(105)
Loss attributable to common shareholders	$(17,913)	$(9,494)	$(6,548)
Weighted averages shares outstanding – diluted:
Weighted average shares outstanding – basic	17,514	13,612	10,395
Denominator effect of dilutive securities
Warrants	136	15	19
Weighted average shares outstanding – diluted	17,650	13,627	10,414
Net loss per share – diluted	$(1.01)	$(0.70)	$(0.63)
Stock options, warrants and restricted stock units to acquire common shares excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	1,113	1,150	1,299
Warrants	—	414	1,025
Restricted stock units	434	284	124
Total anti-dilutive	1,547	1,848	2,448
13) Significant Customers and Geographic Data
One customer accounting for more than 10% of the Company’s total revenue is as follows (in thousands):

	Year Ended December 31,
Revenues	2021	2020	2019
Customer A	*	$6,442	*
_________________________________________________
* No customer exceeded 10% of total revenue
Customers accounting for more than 10% of the Company’s accounts receivable are as follows (in thousands):

	December 31,
Accounts Receivable	2021	2020
Customer B	$606	$535
Customer C	$525	*
Customer D	$523	$918
_________________________________________________
* Accounts receivable balance did not exceed 10%

Net property and equipment of the Company were located as follows (in thousands):

	December 31,
	2021	2020
United States	$277	$180
United Kingdom	42	34
India	18	35
Total	$337	$249
14) Termination of Merger Agreement with Synacor, Inc.
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
Pursuant to the terms of the Mutual Termination Agreement, Qumu paid Synacor $250,000 on June 29, 2020 and was obligated to pay an additional $1.45 million if (a) within 15 months following June 29, 2020, an Acquisition Transaction in respect of Qumu was consummated with a Person other than Synacor or (b) (i) within 15 months following June 29, 2020, Qumu entered into a binding definitive agreement for an Acquisition Transaction with a Person other than Synacor and (ii) such Acquisition Transaction was ultimately consummated (whether or not during the foregoing 15 months period). The Company did not trigger an obligation as an Acquisition Transaction did not occur in the 15 months following the termination of the merger agreement. The contingent obligation expired on September 29, 2021 as no such event occurred.
During the year ended December 31, 2020, the Company recognized transaction-related expenses related to the Company’s Merger Agreement with Synacor totaling $1.6 million, which is included within general and administrative expenses in the Company’s consolidated statement of operations.
15) Subsequent Events
Wells Fargo Credit Facility
On March 30, 2022, the Company entered into the Second Amendment to Loan and Security Agreement with Wells Fargo Bank, National Association amending certain provisions of its revolving line of credit. See Note 4–"Commitments and Contingencies." Further, on April 12, 2022, the Company repaid the outstanding balance of the revolving line, which then totaled $5.0 million, and terminated its Loan and Security Agreement with Wells Fargo.
Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts are outstanding under the SVB Agreement as of April 15, 2022.
Any borrowings under the SVB Agreement bear interest, based on an interest rate dependent on Net Cash of above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue.
Pursuant to the SVB Agreement, the Company granted a security interest in substantially all of its properties, rights and assets (including certain equity interests of the Company’s subsidiaries). The SVB Agreement contains customary events of default, upon the occurrence of which, the lender may accelerate repayment of any outstanding balance. Additionally, the line of credit contains various provisions that limit our ability to, among other things, incur, create or assume certain indebtedness; create, incur or assume certain liens; make certain investments; make sales, transfers and dispositions of certain property; undergo certain fundamental changes, including certain mergers, liquidations and consolidations; purchase, hold or acquire certain investments; and declare or make certain dividends and distributions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a)Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer, TJ Kennedy, and our Chief Financial Officer, Thomas A. Krueger, have evaluated the Company’s disclosure controls and procedures as of December 31, 2021. Our Chief Executive Officer and our Chief Financial Officer used the definition of “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Based on our assessment and those criteria, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2021.
c)    Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On April 12, 2022, the Company repaid the outstanding indebtedness totaling $5.0 million on that certain loan and security agreement dated January 15, 2021, as amended, by and among the Company, its wholly-owned subsidiary, Qumu, Inc., a California corporation (with the Company, the “Borrower”) and Wells Fargo Bank, National Association. Concurrently with the repayment, the loan and security agreement was terminated.
On April 15, 2022, the Borrower entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of

April 30, 2023 or the date on which our net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts are outstanding under the SVB Agreement as of April 15, 2022.
Any borrowings under the SVB Agreement bear interest based on an interest rate dependent on Net Cash of above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the “prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue.
Pursuant to the SVB Agreement, the Borrower granted a security interest in substantially all of its properties, rights and assets (including certain equity interests of the Company’s subsidiaries).
The foregoing summary of the SVB Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the SVB Agreement, which is expected to be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the "Proxy Statement"):
•Ownership of Voting Securities by Principal Holders and Management;
•Proposal 1 – Election of Directors;
•Executive Officers;
•Executive Compensation;
•Section 16(a) Beneficial Ownership Reporting Compliance;
•Corporate Governance; and
•Code of Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections of the Company’s Proxy Statement entitled "Executive Compensation" and "Director Compensation."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled "Ownership of Voting Securities by Principal Holders and Management."

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding Qumu’s equity compensation plans in effect as of December 31, 2021. Each of the Company’s equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

	Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by shareholders	441,498	$3.61	884,862
Equity compensation plans not approved by shareholders(2)	657,692	$4.05	—
Total	1,099,190	$3.87	884,862
_______________________________________
(1)     Excludes shares of common stock listed in the first column.
(2)    Consists of outstanding non-qualified stock option grants for 457,692 shares to TJ Kennedy, the Company’s President and Chief Executive Officer, on July 22, 2020, which was the first date of an open window period following the first day of employment with Qumu, and for 200,000 shares to Thomas A. Krueger, the Company’s Chief Financial Officer, on December 6, 2021, which was Mr. Krueger’s the first day of employment with Qumu. The stock options were granted outside of the Company’s current equity incentive plan, the 2007 Stock Incentive Plan, as “inducement awards” pursuant to Nasdaq Listing Rules. The options have an exercise price equal to the closing price of the Company’s common stock as reported by the Nasdaq Stock Market on the grant dates, vest in three equal installments for Mr. Kennedy’s award and four equal installments for Mr. Krueger’s award on each of the first three and four anniversaries, respectively, of the date of grant, and have a term of seven years. In other respects, each option grant was structured to mirror the terms of options granted under the Company’s 2007 Stock Incentive Plan and is subject to a stock option plan and agreement entered into by and between the Company and each employee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled "Certain Relationships and Related Person Transactions" and "Corporate Governance."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section of the Company’s Proxy Statement entitled "Relationship with Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements. See Part II, Item 8 of this report
(b) Exhibit Index

Exhibit No.	Description
3.1
1992 Restated Articles of Incorporation of Qumu Corporation (f/k/a Rimage Corporation) (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.2
Articles of Amendment to 1992 Restated Articles of Incorporation of Qumu Corporation (f/k/a Rimage Corporation) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-69550)).

3.3	Amended and Restated Bylaws of Qumu Corporation (f/k/a Rimage Corporation), as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 7, 2007).
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

10.1*	Second Amended and Restated 2007 Stock Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders held on May 6, 2021).
10.2*
Form of Non-Employee Director Restricted Stock Unit Agreement with Deferral Election (Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.3*
Amended and Restated Form of Severance/Change in Control Letter Agreement dated February 21, 2013, between the Company and certain executive officers (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated February 21, 2013).

10.4
Warrant to Purchase 314,286 shares of Common Stock issued by Qumu Corporation to HCP-FVD, LLC on October 21, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 21, 2016).

10.5*
Stock Option Agreement dated July 22, 2020 by and between Qumu Corporation and TJ Kennedy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the quarter ended September 30, 2020).

10.6
Loan and Security Agreement dated January 15, 2021 among Qumu Corporation, Qumu, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 15, 2021).

10.7
Financial Covenant Side Letter Agreement dated January 15, 2021 among Qumu Corporation, Qumu, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 15, 2021).

10.8
First Amendment dated August 6, 2021 to Loan and Security Agreement by and among Qumu Corporation, Qumu, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.9
Letter Agreement effective November 23, 2021 regarding Offer of Employment by Qumu Corporation and Thomas A. Krueger (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 23, 2021).

10.10*	Stock Option Agreement dated December 6, 2021 by and between Qumu Corporation and Thomas A. Krueger.
10.11
Second Amendment to Loan and Security Agreement dated March 30, 2022 by and among Wells Fargo Bank, National Association, Qumu Corporation and Qumu, Inc. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2022).

21.1	Subsidiaries of Qumu Corporation.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of RSM US LLP, Independent Registered Public Accounting Firm.
31.1	Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2	Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32	Certification pursuant to 18 U.S.C. §1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)* Indicates a management contract or compensatory plan or arrangement
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

Dated: April 15, 2022	QUMU CORPORATION
	By:	/s/ TJ Kennedy
TJ Kennedy
Chief Executive Officer

	By:	/s/ Thomas A. Krueger
Thomas A. Krueger
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints TJ Kennedy and Thomas A. Krueger as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ TJ Kennedy	Chief Executive Officer	April 15, 2022
TJ Kennedy	(Principal Executive Officer), Director

/s/ Thomas A. Krueger	Chief Financial Officer (Principal	April 15, 2022
Thomas A. Krueger	Financial and Accounting Officer)

/s/ Mary E. Chowning	Director	April 15, 2022
Mary E. Chowning

/s/ Neil E. Cox	Director	April 15, 2022
Neil E. Cox

/s/ Daniel R. Fishback	Director	April 15, 2022
Daniel R. Fishback

/s/ Edward Horowitz	Director	April 15, 2022
Edward Horowitz

/s/ Kenan Lucas	Director	April 15, 2022
Kenan Lucas

/s/ Robert F. Olson	Director	April 15, 2022
Robert F. Olson