Form 10-Q
period 2022-03-31
Qumu Corp
filed 2022-05-16
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota		41-1577970
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
400 S 4th St	Suite 401-412
Minneapolis	Minnesota	55415
(Address of principal executive offices)		(Zip Code)
(612) 638-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	QUMU	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 10, 2022, the registrant had 17,844,511 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$15,464	$20,563
Receivables, net of allowance for credit losses of $42 and $42, respectively	3,679	3,709
Contract assets	563	446
Income tax receivable	653	556
Prepaid expenses and other current assets	2,538	2,184
Total current assets	22,897	27,458
Property and equipment, net of accumulated depreciation of $1,599 and $1,544, respectively	284	337
Right of use assets – operating leases	96	146
Intangible assets, net	1,223	1,388
Goodwill	7,180	7,388
Deferred income taxes, non-current	17	17
Other assets, non-current	351	362
Total assets	$32,048	$37,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,063	$2,742
Accrued compensation	2,329	1,725
Deferred revenue	10,122	10,862
Operating lease liabilities	435	597
Financing obligations	5,350	5,502
Warrant liability	735	801
Total current liabilities	22,034	22,229
Long-term liabilities:
Deferred revenue, non-current	1,167	1,507
Income taxes payable, non-current	636	630
Operating lease liabilities, non-current	—	21
Financing obligations, non-current	100	113
Total long-term liabilities	1,903	2,271
Total liabilities	23,937	24,500
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,865,088 and 17,786,959, respectively	179	178
Additional paid-in capital	105,993	105,655
Accumulated deficit	(95,333)	(90,693)
Accumulated other comprehensive loss	(2,728)	(2,544)
Total stockholders’ equity	8,111	12,596
Total liabilities and stockholders’ equity	$32,048	$37,096
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Software licenses and appliances	$111	$108
Service	4,829	5,712
Total revenues	4,940	5,820
Cost of revenues:
Software licenses and appliances	31	64
Service	1,379	1,503
Total cost of revenues	1,410	1,567
Gross profit	3,530	4,253
Operating expenses:
Research and development	1,825	2,030
Sales and marketing	3,808	4,476
General and administrative	2,443	2,527
Amortization of purchased intangibles	156	162
Total operating expenses	8,232	9,195
Operating loss	(4,702)	(4,942)
Other income (expense):
Interest expense, net	(70)	(54)
Decrease in fair value of derivative liability	—	37
Decrease in fair value of warrant liability	66	357
Other, net	(28)	62
Total other income (expense), net	(32)	402
Loss before income taxes	(4,734)	(4,540)
Income tax benefit	(94)	(90)
Net loss	$(4,640)	$(4,450)

Net loss per share – basic:
Net loss per share – basic	$(0.26)	$(0.27)
Weighted average shares outstanding – basic	18,014	16,443
Net loss per share – diluted:
Loss attributable to common shareholders	$(4,640)	$(4,807)
Net loss per share – diluted	$(0.26)	$(0.29)
Weighted average shares outstanding – diluted	18,014	16,679
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,640)	$(4,450)
Other comprehensive loss:
Net change in foreign currency translation adjustments	(184)	(21)
Total other comprehensive loss	(184)	(21)
Total comprehensive loss	$(4,824)	$(4,471)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	—	—	(4,450)	—	(4,450)
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Issuance of common stock	3,709	37	23,048	—	—	23,085
Warrant exercise	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	52	1	141	—	—	142
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	589	—	—	589
Balance at March 31, 2021	17,591	$176	$103,824	$(78,778)	$(2,435)	$22,787

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	17,787	$178	$105,655	$(90,693)	$(2,544)	$12,596
Net loss	—	—	—	(4,640)	—	(4,640)
Other comprehensive loss, net of taxes	—	—	—	—	(184)	(184)
Issuance of stock under employee stock plan, net of forfeitures	87	1	(1)	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(9)	—	(17)	—	—	(17)
Stock-based compensation	—	—	356	—	—	356
Balance at March 31, 2022	17,865	$179	$105,993	$(95,333)	$(2,728)	$8,111

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(4,640)	$(4,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	243
Stock-based compensation	356	589
Accretion of debt discount and issuance costs	4	33
Decrease in fair value of derivative liability	—	(37)
Decrease in fair value of warrant liability	(66)	(357)
Changes in operating assets and liabilities:
Receivables	12	1,344
Contract assets	(117)	(3)
Income taxes receivable / payable	(105)	(105)
Prepaid expenses and other assets	(334)	(353)
Accounts payable and other accrued liabilities	214	(379)
Accrued compensation	611	(467)
Deferred revenue	(1,014)	(1,614)
Net cash used in operating activities	(4,863)	(5,556)
Investing activities:
Purchases of property and equipment	(8)	(29)
Net cash used in investing activities	(8)	(29)
Financing activities:
Principal payments on financing obligations	(165)	(118)
Principal payment on line of credit	—	(1,840)
Proceeds from line of credit	—	1,840
Principal payment on term loan	—	(1,833)
Payment for term loan issuance costs	(25)	—
Net proceeds from common stock issuance	—	23,085
Proceeds from issuance of common stock under employee stock plans	—	142
Common stock repurchases to settle employee withholding liability	(16)	(3)
Net cash provided by (used in) financing activities	(206)	21,273
Effect of exchange rate changes on cash	(22)	9
Net increase (decrease) in cash and cash equivalents	(5,099)	15,697
Cash and cash equivalents, beginning of period	20,563	11,878
Cash and cash equivalents, end of period	$15,464	$27,575

Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$—	$18
Interest, net	$69	$17

Non-cash financing activity:
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$—	$560

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in a complete set of financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations and cash flows of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.
Liquidity and Going Concern Considerations
The Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit with Silicon Valley Bank. As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the next twelve months raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.
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
These condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard effective January 1, 2022. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements and related disclosures.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The objective of ASU 2021-10 is to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for all entities for annual periods beginning after December 15, 2021. The Company adopted this standard effective January 1, 2022. The adoption of this standard did not materially impact the Company's financial statements disclosures.
(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	March 31, 2022
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,872	$2,121	$6,993
Accumulated amortization	(4,427)	(1,343)	(5,770)
Intangibles assets, net	$445	$778	$1,223

	December 31, 2021
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,927	$2,121	$7,048
Accumulated amortization	(4,352)	(1,308)	(5,660)
Intangibles assets, net	$575	$813	$1,388

Balances as of December 31, 2021 exclude intangible assets fully amortized as of that date.
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of period	$1,388
Amortization expense	(156)
Currency translation	(9)
Balance, end of period	$1,223

Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization expense associated with the developed technology included in cost of revenues	$—	$27
Amortization expense associated with other acquired intangible assets included in operating expenses	156	162
Total amortization expense	$156	$189
Goodwill
The goodwill balance of $7.2 million at March 31, 2022 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space that was surrendered, that expire at various dates over the next 10 months.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$50	$45
Finance lease cost:
Amortization of right of use assets	26	29
Interest on lease liabilities	17	2
Total finance cost	43	31
Total lease cost	$93	$76
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2022 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2022	$428	$43
2023	21	58
2024	—	58
2025	—	4
2026	—	—
Total undiscounted lease payments	449	163
Less amount representing interest	(14)	(12)
Present value of lease liabilities	$435	$151
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into a Loan and Security Agreement (the “Wells Fargo line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the Wells Fargo line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company’s subsidiaries). As of March 31, 2022, the Company maintained an outstanding principal balance on the revolving line of $5.0 million and was in compliance with its covenants. On April 12, 2022, the Company repaid the outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo.

Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts were outstanding under the SVB Agreement as of April 15, 2022 or subsequently through the date of filing this Form 10-Q.
Any borrowings under the SVB Agreement bear interest, based on an interest rate that is dependent upon whether Net Cash is above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue.
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
The Company’s standard arrangements include provisions indemnifying customers against liabilities if the Company’s products infringe a third-party’s intellectual property rights. The Company has not incurred any costs in its continuing operations as a result of such indemnifications and has not accrued any liabilities related to such contingent obligations in the accompanying condensed consolidated financial statements.
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
As of March 31, 2022, the following warrants for the purchase of Qumu’s common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583
The warrant liability was recorded in the Company’s consolidated balance sheets at its fair value on the respective dates of issuance of the warrants and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the consolidated statement of operations as "decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $66,000 and $357,000 for the three months ended March 31, 2022 and 2021, respectively, resulting from the decrease in fair value of the warrant liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$644	$—	$—	$644
Warrant liability - iStudy	91	—	—	91
Warrant liability	$735	$—	$—	$735

		Fair Value Measurements Using
	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$685	$—	$—	$685
Warrant liability - iStudy	116	—	—	116
Warrant liability	$801	$—	$—	$801

The Company’s evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the discounted value of the minimum cash payment component of the Hale warrant. Consequently, as of March 31, 2022 and December 31, 2021, the liability related to each warrant was classified as a Level 3 warrant liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

	March 31, 2022	December 31, 2021
Probability-weighted timing of change in control	3.5 years	3.7 years
The following table summarizes the changes in fair value measurements for the three months ended March 31, 2022:

Total
Balance at December 31, 2021	$801
Change in fair value	(66)
Balance at March 31, 2022	$735

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

Revenues by product category and geography
The Company combines its products and services into four product categories and three geographic regions, based on customer location, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Software licenses and appliances	$111	$108
Service
Subscription and support	2,655	2,315
Maintenance and support	1,793	2,664
Subscription, maintenance and support	4,448	4,979
Professional services and other	381	733
Total service	4,829	5,712
Total revenues	$4,940	$5,820

	Three Months Ended March 31,
	2022	2021
North America	$3,278	$3,938
Europe	1,378	1,621
Asia	284	261
Total	$4,940	$5,820
Contract Balances
The Company’s balances for contract assets totaled $563,000 and $446,000 as of March 31, 2022 and December 31, 2021, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $11.3 million and $12.4 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Company recognized $4.4 million and $4.5 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.4 million as of March 31, 2022, of which the Company expects to recognize $12.7 million of revenue over the next 12 months and the remainder thereafter. During the three months ended March 31, 2022 and 2021, no revenue was recognized from performance obligations satisfied in previous periods.
(6)    Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	74,795	98,500
Performance stock units	320,755	163,640
The restricted stock units and performance stock units granted during the three months ended March 31, 2022 and 2021 were granted under the Company’s Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

The Company recognized the following expense related to its share-based payment arrangements (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock-based compensation cost, before income tax benefit:
Stock options	$112	$171
Restricted stock awards and restricted stock units	239	418
Performance stock units	5	—
Total stock-based compensation	$356	$589

	Three Months Ended March 31,
	2022	2021
Stock-based compensation cost included in:
Cost of revenues	$19	$15
Operating expenses	337	574
Total stock-based compensation	$356	$589

(7)    Income Taxes
As of both March 31, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $78,000 and $72,000 on a gross basis at March 31, 2022 and December 31, 2021, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
(8)    Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended March 31,
	2022	2021
Net loss per share – basic
Net loss	$(4,640)	$(4,450)
Weighted average shares outstanding	18,014	16,443
Net loss per share – basic	$(0.26)	$(0.27)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(4,640)	$(4,450)
Numerator effect of dilutive securities
Warrants	—	(357)
Loss attributable to common shareholders	$(4,640)	$(4,807)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	18,014	16,443
Denominator effect of dilutive securities
Warrants	—	236
Diluted potential common shares	—	236
Weighted average shares outstanding – diluted	18,014	16,679
Net loss per share – diluted	$(0.26)	$(0.29)

Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	1,036	1,224
Warrants	339	—
Restricted stock units	484	534
Total anti-dilutive	1,859	1,758

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
Overview
Qumu Corporation ("Qumu", "Company" or "we") generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and services. Software sales may take the form of a cloud-hosted software as a service (SaaS) license, recurring term software license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, recurring term software licenses and hardware. Service revenue includes SaaS subscriptions and support, maintenance and support, and professional services.
Impact of COVID-19
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
We expect that even as some businesses return to conducting some portion of their work in-person, many businesses will continue long-term remote and flexible work models including hybrid work in which video is a business-critical communication tool. We believe that enterprises are accelerating their cloud and technology plans to address the challenges and complexities of these mixed work environments. With more companies transitioning to either a complete remote or hybrid work environment, having employees working in different location at different times, we foresee enterprises leveraging large-scale synchronous and asynchronous video. However, these trends in distributed remote and hybrid work have had varying impacts on enterprise technology adoption and procurement timeframes due in part to uncertainty and lack of definitive decisions on when and if our customers' workforce may return to the office. This uncertainty in the timing and extent of transition to video in the enterprise contributes to our currently limited visibility to our sales pipeline and creates additional challenges in forecasting timing and extent of customer sales in any particular quarter. Qumu believes the increase in hybrid and remote work due to COVID-19 is going to remain permanent for many enterprises, driving a large amount of future usage in the cloud.
Critical Accounting Estimates and Significant Accounting Policies
There have been no material changes to our discussion of critical accounting estimates and significant accounting policies from those set forth in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021. See Note 1 "Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a discussion of the impact of the adoption of ASU 2020-06 and ASU 2021-10 on our unaudited condensed financial statements.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three months ended March 31, 2022 and 2021, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended March 31,
	Percentage of Revenues		Percent Increase (Decrease)
	2022	2021	2021 to 2022
Revenues	100.0%	100.0%	(15)%
Cost of revenues	(28.5)	(26.9)	(10)
Gross profit	71.5	73.1	(17)
Operating expenses:
Research and development	36.9	34.9	(10)
Sales and marketing	77.1	76.8	(15)
General and administrative	49.5	43.4	(3)
Amortization of purchased intangibles	3.2	2.8	(4)
Total operating expenses	166.7	157.9	(10)
Operating loss	(95.2)	(84.8)	(5)
Other income (expense), net	(0.6)	6.9	n/a
Loss before income taxes	(95.8)	(77.9)	4
Income tax benefit	(1.9)	(1.5)	4
Net loss	(93.9)%	(76.4)%	4%
Revenues
The Company generates revenue through the sale of enterprise video content management software, hardware, maintenance and support, and professional and services. Software sales may take the form of a cloud-hosted SaaS license, recurring term software license or perpetual software license. Software licenses and appliances revenue includes sales of perpetual software licenses, recurring term software licenses and hardware. Service revenue includes SaaS subscriptions and support, maintenance and support, and professional services.
The table below describes Qumu’s revenues by product category (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022
Software licenses and appliances	$111	$108	$3	3%
Service
Subscription and support	2,655	2,315	340	15
Maintenance and support	1,793	2,664	(871)	(33)
Subscription, maintenance and support	4,448	4,979	(531)	(11)
Professional services and other	381	733	(352)	(48)
Total service	4,829	5,712	(883)	(15)
Total revenues	$4,940	$5,820	$(880)	(15)%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The $880,000, or 15%, decrease in total revenues from 2021 to 2022 was primarily driven by the Company’s accelerated shift to a SaaS-first revenue model initiated in late 2020 and the expected end of certain on-premise customer relationships, primarily impacting maintenance and support revenue. The increase in total subscription, maintenance and support revenues in the three months ended March 31, 2022, compared to the corresponding 2021 period, was due to on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters. The 48% decrease in professional services revenues for the three months ended March 31, 2022, compared to the corresponding 2021 period, was related lower beginning of quarter backlog and lower utilization in the three months ended March 31, 2022.
For the quarter ended March 31, 2022, SaaS recurring revenue, which is comprised of subscription and support revenue, was approximately 60% of overall recurring revenue, which is comprised of total subscription, maintenance and support revenue, as compared to 46% for the three months ended March 31, 2021. The improvement in SaaS recurring revenue as a percentage of total recurring revenue is due to new cloud customers, incremental cloud customer expansion, and customer on-premise to cloud conversions consistent with the Company’s implementation of its SaaS-focused strategic plan.
Future consolidated revenues will be dependent upon many factors, including the rate of adoption of the Company’s software solutions in its targeted markets and whether arrangements with customers are structured as a perpetual, term or SaaS licenses, which impacts the timing of revenue recognition. Qumu's management currently anticipates SaaS recurring revenue to comprise approximately 65% of its overall recurring revenue mix by the end of 2022, with targeted growth to approximately 75% by the end of 2023. Other factors that will influence future consolidated revenues include the timing of customer orders and renewals, the product and service mix of customer orders, the impact of changes in economic conditions and the impact of foreign currency exchange rate fluctuations.
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022
Gross profit:
Software licenses and appliances	$80	$44	$36	82%
Service	3,450	4,209	(759)	(18)
Total gross profit	$3,530	$4,253	$(723)	(17)%

Gross margin:
Software licenses and appliances	72.1%	40.7%	31.4%
Service	71.4%	73.7%	(2.3)%
Total gross margin	71.5%	73.1%	(1.6)%
Total gross margin was 71.5% and 73.1% for the three months ended March 31, 2022 and 2021, respectively. Services margin is lower mainly due to lower professional services revenues, which resulted from lower beginning of quarter backlog and lower utilization in the three months ended March 31, 2022.
Included in cost of revenues are the costs related to the Company’s service personnel, of which there were 21 and 24 at March 31, 2022 and 2021, respectively. Gross profit for the three months ended March 31, 2021 includes $27,000 for the amortization of intangible assets. No amortization expense is included in cost of revenues for the three months ended March 31, 2022, as intangible assets related to cost of revenues were fully amortized in 2021.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the Company’s continued expansion into new market opportunities as well as the rate of growth and mix of the Company’s product and service offerings and foreign currency exchange rate fluctuations.
Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended March 31,
			Decrease	Percent Decrease
	2022	2021	2021 to 2022	2021 to 2022
Operating expenses:
Research and development	$1,825	$2,030	$(205)	(10)%
Sales and marketing	3,808	4,476	(668)	(15)
General and administrative	2,443	2,527	(84)	(3)
Amortization of purchased intangibles	156	162	(6)	(4)
Total operating expenses	$8,232	$9,195	$(963)	(10)%
Total operating expenses decreased $963,000, or 10%, for the three months ended March 31, 2022, compared to the corresponding 2021 period, as a result of the Company's cost-optimization program initiated in the third quarter 2021 to reduce the Company’s cash burn rate, slow hiring and implement other cost-control measures. As a percent of revenues, expenses were 167% for the three months ended March 31, 2022, compared to 158% for the three months ended March 31, 2021, due to a year-over-year decrease in revenues. The Company had 78 and 114 personnel in operating activities at March 31, 2022 and 2021, respectively, and incurred severance expense within operating expenses of $373,000 and $102,000 for the three months ended March 31, 2022and 2021, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$1,117	$1,268	$(151)	(12)%
Overhead and other expenses	476	464	12	3
Outside services and consulting	205	274	(69)	(25)
Depreciation and amortization	—	1	(1)	(100)
Equity-based compensation	27	23	4	17
Total research and development expenses	$1,825	$2,030	$(205)	(10)%
Total research and development expenses as a percent of revenues were 37% and 35% for the three months ended March 31, 2022 and 2021, respectively. The Company had 23 and 36 research and development personnel as of March 31, 2022 and 2021, respectively.
The $205,000 decrease in total research and development expenses in the three months ended March 31, 2022, compared to the corresponding 2021 period, was primarily due to decreased compensation and employee-related costs due to lower headcount.
Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$2,805	$2,655	$150	6%
Overhead and other expenses	296	242	54	22
Outside services and consulting	652	1,485	(833)	(56)
Depreciation and amortization	14	7	7	100
Equity-based compensation	41	87	(46)	(53)
Total sales and marketing expenses	$3,808	$4,476	$(668)	(15)%
Total sales and marketing expense as a percent of revenues was 77% for both the three months ended March 31, 2022 and 2021. The Company had 38 and 55 sales and marketing personnel at March 31, 2022 and 2021, respectively.
Sales and marketing expenses decreased $668,000 in the three months ended March 31, 2022, compared to the corresponding 2021 period, as the 2021 period included outside services and consulting expenses associated with the continued implementation of the Company’s strategic plan, which included costs the Company incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions. Partially offsetting the decrease in outside services and consulting expense was a $150,000 increase in compensation costs driven by an increase of $288,000 in severance expense for the three months ended March 31, 2022, compared to the corresponding 2021 period.

General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$896	$913	$(17)	(2)%
Overhead and other expenses	398	305	93	30
Outside services and consulting	834	799	35	4
Depreciation and amortization	46	46	—	—
Equity-based compensation	269	464	(195)	(42)
Total general and administrative expenses	$2,443	$2,527	$(84)	(3)%
Total general and administrative expenses as a percent of revenues were 50% and 43% for the three months ended March 31, 2022 and 2021, respectively. The Company had 17 and 23 general and administrative personnel at March 31, 2022 and 2021, respectively.
The $84,000 decrease in expenses in the three months ended March 31, 2022, compared to the corresponding 2021 period, was primarily driven by a decrease of $195,000 in equity compensation costs, partially offset by increased costs of $93,000 for overhead and other expenses related to additional software licenses and $35,000 for outside services and consulting associated with the continued implementation of the Company’s strategic plan in 2021.
Amortization of purchased intangibles
Operating expenses include $156,000 and $162,000 for the three months ended March 31, 2022 and 2021, respectively, for the amortization of intangible assets. Operating expenses for the full year 2022 associated with purchased intangibles, are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles, exclusive of the portion classified in cost of revenue.
Other Income (Expense), Net
Other income (expense), net was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense, net	$(70)	$(54)
Decrease in fair value of derivative liability	—	37
Decrease in fair value of warrant liability	66	357
Other, net	(28)	62
Total other income (expense), net	$(32)	$402
The Company recorded non-cash income of $66,000 and $357,000 for the three months ended March 31, 2022 and 2021, respectively, resulting from the change in the fair value of the Company’s warrant liability.
Other income (expense) included a net loss on foreign currency transactions of $28,000 and a net gain on foreign currency transactions of $62,000 for the three months ended March 31, 2022 and 2021, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $94,000 and $90,000 for the three months ended March 31, 2022 and 2021, respectively. The net income tax benefit for the three months ended March 31, 2022 and 2021, was impacted by the tax benefit for refundable research credits from United Kingdom operations.

Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company’s liquidity and capital resources (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$15,464	$20,563
Working capital	$863	$5,229
Line of credit	$5,000	$5,000
Other financing obligations	450	615
Operating lease liabilities	435	618
Line of credit, other financing obligations and operating lease liabilities	$5,885	$6,233
Going concern considerations
The Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit with Silicon Valley Bank ("SVB Agreement"). As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the next twelve months raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.
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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Cash and cash equivalents
The Company's primary sources of cash and cash equivalents during the three months ended March 31, 2022 were cash generated from operations. The Company’s cash generated from operations has been cash collections from sales of products and services to customers. The Company expects cash inflows from operations to be affected by increases or decreases in sales and timing of collections.

The Company’s primary use of cash has been for personnel costs and outside service providers, other operating expenses, payment of royalties associated with third-party software licenses and purchases of equipment to fulfill customer orders. The Company expects its use of cash to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business, which is expected to be positively impacted in the future by the Company’s cost-optimization program initiated in the third quarter 2021. The Company additionally expects to use cash to renew internal-use software subscriptions of approximately $682,000 in 2022 as well as to remit in the fourth quarter of 2022 approximately $160,000 of payroll tax withholdings deferred under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The amount of cash and cash equivalents held by the Company’s international subsidiaries that is available to fund domestic operations upon repatriation was $698,000 as of March 31, 2022. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Working capital
At March 31, 2022, the Company had aggregate working capital of $863,000, compared to $5.2 million at December 31, 2021. Working capital includes current deferred revenue of $10.1 million and $10.9 million at March 31, 2022 and December 31, 2021, respectively. The decrease in working capital as of March 31, 2022, as compared to December 31, 2021, is primarily due to cash used to fund the Company's operations during the three months ended March 31, 2022.
Line of credit, other financing obligations and operating lease liabilities
As of March 31, 2022 and December 31, 2021, the Company maintained an outstanding principal balance on its revolving line of $5.0 million with Wells Fargo and was in compliance with its covenants. On April 12, 2022, the Company repaid the outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo. On April 15, 2022, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $7.5 million revolving line of credit as described in Note 3–"Commitments and Contingencies" of the accompanying condensed consolidated financial statements. No amounts were outstanding under the SVB line of credit as of April 15, 2022 or subsequently through the date of filing this Form 10-Q.
Financing obligations as of March 31, 2022 and December 31, 2021 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(4,863)	$(5,556)
Investing activities	(8)	(29)
Financing activities	(206)	21,273
Effect of exchange rate changes on cash	(22)	9
Net change in cash and cash equivalents	$(5,099)	$15,697
Operating activities
Operating activities used net cash of $4.9 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively. The operating cash flows for the 2022 period were impacted by investments associated with the Company’s strategic plan, the net loss and the decrease in deferred revenue for the three months ended March 31, 2022.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $8,000 for the three months ended March 31, 2022 compared to $29,000 in the corresponding 2021 period.

Financing activities
Financing activities used net cash of $206,000 for the three months ended March 31, 2022 and provided net cash of $21.3 million in the comparable 2021 period. Primarily impacting the current period change in cash were principal payments on financing obligations. Primarily impacting the prior period change in cash were the net proceeds from the public offering of the Company’s common stock of $23.1 million, offset by principal payments on the Company’s note payable, line of credit, finance leases and other financing obligations.
Other Factors Affecting Liquidity and Capital Resources
Silicon Valley Bank credit facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85.00% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts were outstanding under the SVB Agreement as of April 15, 2022 or subsequently through the date of filing this Form 10-Q.
Any borrowings under the SVB Agreement bear interest, based on an interest rate that is dependent upon whether Net Cash is above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue.
Stock repurchase program
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares if permitted by our line of credit agreement with Silicon Valley Bank. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the three months ended March 31, 2022 and 2021. As of March 31, 2022, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company’s transition to a SaaS-first company.
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
Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: we may not be successful at implementing our long-term strategic plan; our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected; we may need additional capital to support the execution of our strategic plan or to fund operations and any additional capital we seek may not be available in the amount or at the time we need it; while we are investing heavily in sales, marketing and research and development to enhance revenue growth and become cash flow positive, we may not achieve those goals or achieve or sustain cash flows or profitability in the future; the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, including as a result of COVID-19 impacts, our revenues may decline or fail to grow; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; we are subject to financial and other covenants related to our debt financing and if we fail to meet such covenants, it could have a material adverse impact on our business; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; the COVID-19 pandemic has significantly impacted worldwide business practices and economic conditions and could have a material effect on Qumu’s business, financial condition and operating results; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Rose Bentley, and the Company’s Chief Financial Officer, Thomas A. Krueger, have evaluated the Company’s disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 if permitted by our line of credit agreement with Silicon Valley Bank, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended March 31, 2022 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended March 31, 2022 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
January 2022	5,104	$1.87	—	778,365
February 2022	341	$1.94	—	778,365
March 2022	3,988	$1.71	—	778,365

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
(a)The following exhibits are included herein:
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	May 16, 2022	By:	/s/ Rose Bentley
Rose Bentley
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Thomas A. Krueger
Thomas A. Krueger
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)