Form 10-Q
period 2022-06-30
Qumu Corp
filed 2022-08-15
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-20728

QUMU CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1577970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 S. 4th Street, Suite 401-412
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2022, the registrant had 17,919,761 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,435	$20,563
Receivables, net of allowance for credit losses of $41 and $42, respectively	3,467	3,709
Contract assets	676	446
Income tax receivable	658	556
Other receivable	649	—
Prepaid expenses and other current assets	2,094	2,184
Total current assets	13,979	27,458
Property and equipment, net of accumulated depreciation of $1,640 and $1,544, respectively	222	337
Right of use assets – operating leases	45	146
Intangible assets, net	1,049	1,388
Goodwill	6,639	7,388
Deferred income taxes, non-current	17	17
Other assets, non-current	320	362
Total assets	$22,271	$37,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,521	$2,742
Accrued compensation	1,380	1,725
Deferred revenue	9,604	10,862
Operating lease liabilities	192	597
Financing obligations	152	5,502
Warrant liability	684	801
Total current liabilities	15,533	22,229
Long-term liabilities:
Deferred revenue, non-current	1,102	1,507
Income taxes payable, non-current	641	630
Operating lease liabilities, non-current	—	21
Financing obligations, non-current	87	113
Total long-term liabilities	1,830	2,271
Total liabilities	17,363	24,500
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,904,854 and 17,786,959, respectively	179	178
Additional paid-in capital	105,785	105,655
Accumulated deficit	(97,955)	(90,693)
Accumulated other comprehensive loss	(3,101)	(2,544)
Total stockholders’ equity	4,908	12,596
Total liabilities and stockholders’ equity	$22,271	$37,096
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software licenses and appliances	$278	$138	$389	$246
Service	4,853	5,729	9,682	11,441
Total revenues	5,131	5,867	10,071	11,687
Cost of revenues:
Software licenses and appliances	48	63	79	127
Service	1,212	1,486	2,591	2,989
Total cost of revenues	1,260	1,549	2,670	3,116
Gross profit	3,871	4,318	7,401	8,571
Operating expenses:
Research and development	1,930	2,184	3,755	4,214
Sales and marketing	2,687	5,173	6,495	9,649
General and administrative	2,251	2,142	4,694	4,669
Amortization of purchased intangibles	153	163	309	325
Total operating expenses	7,021	9,662	15,253	18,857
Operating loss	(3,150)	(5,344)	(7,852)	(10,286)
Other income (expense):
Employee Retention Credit income	649	—	649	—
Interest expense, net	(39)	(15)	(109)	(69)
Decrease in fair value of derivative liability	—	—	—	37
Decrease in fair value of warrant liability	51	1,018	117	1,375
Other, net	(156)	(89)	(184)	(27)
Total other income (expense), net	505	914	473	1,316
Loss before income taxes	(2,645)	(4,430)	(7,379)	(8,970)
Income tax benefit	(23)	(109)	(117)	(199)
Net loss	$(2,622)	$(4,321)	$(7,262)	$(8,771)

Net loss per share – basic:
Net loss per share – basic	$(0.15)	$(0.24)	$(0.40)	$(0.51)
Weighted average shares outstanding – basic	18,072	17,741	18,042	17,096
Net loss per share – diluted:
Loss attributable to common shareholders	$(2,622)	$(5,339)	$(7,262)	$(10,146)
Net loss per share – diluted	$(0.15)	$(0.30)	$(0.40)	$(0.59)
Weighted average shares outstanding – diluted	18,072	17,899	18,042	17,299
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,622)	$(4,321)	$(7,262)	$(8,771)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(373)	144	(557)	123
Total other comprehensive income (loss)	(373)	144	(557)	123
Total comprehensive loss	$(2,995)	$(4,177)	$(7,819)	$(8,648)

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2020	13,780	$138	$79,489	$(74,328)	$(2,414)	$2,885
Net loss	—	—	—	(4,450)	—	(4,450)
Other comprehensive loss, net of taxes	—	—	—	—	(21)	(21)
Issuance of common stock	3,709	37	23,048	—	—	23,085
Warrant exercise	50	—	560	—	—	560
Issuance of stock under employee stock plan, net of forfeitures	52	1	141	—	—	142
Redemption of stock related to tax withholdings on employee stock plan issuances	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	589	—	—	589
Balance at March 31, 2021	17,591	$176	$103,824	$(78,778)	$(2,435)	$22,787
Net loss	—	—	—	(4,321)	—	(4,321)
Other comprehensive loss, net of taxes	—	—	—	—	144	144
Issuance of stock under employee stock plan, net of forfeitures	34	—	85	—	—	85
Redemption of stock related to tax withholdings on employee stock plan issuances	(1)	—	(3)	—	—	(3)
Stock-based compensation	—	—	566	—	—	566
Balance at June 30, 2021	17,624	$176	$104,472	$(83,099)	$(2,291)	$19,258

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	17,787	$178	$105,655	$(90,693)	$(2,544)	$12,596
Net loss	—	—	—	(4,640)	—	(4,640)
Other comprehensive loss, net of taxes	—	—	—	—	(184)	(184)
Issuance of stock under employee stock plan, net of forfeitures	87	1	(1)	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(9)	—	(17)	—	—	(17)
Stock-based compensation	—	—	356	—	—	356
Balance at March 31, 2022	17,865	$179	$105,993	$(95,333)	$(2,728)	$8,111
Net loss	—	—	—	(2,622)	—	(2,622)
Other comprehensive loss, net of taxes	—	—	—	—	(373)	(373)
Issuance of stock under employee stock plan, net of forfeitures	42	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(2)	—	(2)	—	—	(2)
Stock-based compensation	—	—	(206)	—	—	(206)
Balance at June 30, 2022	17,905	$179	$105,785	$(97,955)	$(3,101)	$4,908

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(7,262)	$(8,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	492
Loss on disposal of property and equipment	—	3
Stock-based compensation	150	1,155
Accretion of debt discount and issuance costs	27	33
Decrease in fair value of derivative liability	—	(37)
Decrease in fair value of warrant liability	(117)	(1,375)
Changes in operating assets and liabilities:
Receivables	138	1,802
Contract assets	(230)	238
Income taxes receivable / payable	(152)	221
Other receivable	(649)	—
Prepaid expenses and other assets	151	(105)
Accounts payable and other accrued liabilities	658	(242)
Accrued compensation	(322)	(1,305)
Deferred revenue	(1,360)	(3,724)
Net cash used in operating activities	(8,541)	(11,615)
Investing activities:
Purchases of property and equipment	(8)	(216)
Net cash used in investing activities	(8)	(216)
Financing activities:
Principal payments on line of credit	(5,000)	(1,840)
Proceeds from line of credit	—	1,840
Principal payment on term loan	—	(1,833)
Payment for line of credit issuance costs	(86)	—
Principal payments on financing obligations	(376)	(219)
Net proceeds from common stock issuance	—	23,085
Proceeds from issuance of common stock under employee stock plans	—	226
Common stock repurchases to settle employee withholding liability	(19)	(6)
Net cash provided by (used in) financing activities	(5,481)	21,253
Effect of exchange rate changes on cash	(98)	28
Net increase (decrease) in cash and cash equivalents	(14,128)	9,450
Cash and cash equivalents, beginning of period	20,563	11,878
Cash and cash equivalents, end of period	$6,435	$21,328

Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$17	$(413)
Interest, net	$86	$31

Non-cash financing activity:
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$—	$560

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
Liquidity and Going Concern Considerations
At June 30, 2022, the Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit with Silicon Valley Bank ("SVB"). As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the twelve months following the release of its audited financial statements raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.
Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include positioning the targeted channel-led strategy for success through efforts to expand the number of high quality channel partners, educating channel partners on the Company’s platform, tools and differentiated features, and providing performance-based incentives to channel partners to accelerate customer deals, as well as continuous assessment of the sales pipeline to forecast SaaS revenue growth driven by new customer and expansion bookings sourced through the channel. Additionally, management will actively monitor eligible accounts for the purposes of the SVB Agreement borrowing base calculation and monitor doubtful accounts and write-offs of accounts receivable, which have historically been minimal. Management continues to manage costs to align with its operating plan. To the extent that increasing traction in the channel-led strategy is not realized, management may implement additional cost optimization plans to further align expenditures with the timing and amount of cash receipts from new sales and renewals of existing sales contracts. These cost optimization measures may include reductions in the Company's personnel, reduced utilization of contractors, and decreases in other discretionary spend.

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
As of June 30, 2022, management continues to realize positive results from the execution of its plans. Regarding its channel-led strategy, the Company met its new logo growth targets for both the first and second quarters of 2022, with over 80% of the new logos associated with channel partners. Additionally, net cash used in operating activities improved to $3.7 million in the second quarter 2022, compared to $4.9 million in first quarter 2022 and $6.1 million in the second quarter 2021. As a result, as of June 30, 2022 and through the filing date of this Form 10-Q, management has not initiated new cost optimization or headcount reduction measures beyond those initially planned to alleviate substantial doubt regarding the Company’s ability to continue as a going concern. Following the end of the quarter, the Company drew $2.0 million on the SVB line of credit on August 12, 2022.
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
Employee Retention Credit
During the three months ended June 30, 2022, the Company completed its analysis of its eligibility for the Employee Retention Credit under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for qualified wages paid during the second quarter of 2021. During the three months ended June 30, 2022, the Company submitted for a refund of $649,000 for the second quarter 2021 reporting period and recorded the amount as Other Income (Expense) on the Company’s condensed consolidated statements of operations and as Other Receivable on the Company's condensed consolidated balance sheet as of June 30, 2022. The Company believes the relevant conditions of the Employee Retention Credit provision of the CARES Act have been substantially met for the second quarter 2021 reporting period and that it will receive the credit, although there can be no assurance regarding timing of the receipt of the credit. The Company expects to recognize additional amounts under the Employee Retention Credit in future reporting periods as it completes further analyses and submits for refunds for other historical quarters for which it determines the Company has eligible wages. Subsequent to June 30, 2022, the Company completed additional analyses and submitted a refund of $623,000 for the third quarter 2021.
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. This standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted this standard effective January 1, 2022. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements and related disclosures.
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

(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	June 30, 2022
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,730	$2,121	$6,851
Accumulated amortization	(4,423)	(1,379)	(5,802)
Intangibles assets, net	$307	$742	$1,049

	December 31, 2021
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,927	$2,121	$7,048
Accumulated amortization	(4,352)	(1,308)	(5,660)
Intangibles assets, net	$575	$813	$1,388
Balances as of December 31, 2021 exclude intangible assets fully amortized as of that date having an original cost as follows:

	December 31, 2021
	Developed Technology	Trademarks / Trade Names	Total
Original cost	$8,224	$62	$8,286
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Six Months Ended June 30, 2022
Balance, beginning of period	$1,388
Amortization expense	(309)
Currency translation	(30)
Balance, end of period	$1,049
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense associated with the developed technology included in cost of revenues	$—	$27	$—	$54
Amortization expense associated with other acquired intangible assets included in operating expenses	153	163	309	325
Total amortization expense	$153	$190	$309	$379
Goodwill
The goodwill balance of $6.6 million at June 30, 2022 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has non-cancellable operating leases, primarily for office space that was surrendered, that expire at various dates over the next 7 months.

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$51	$46	$101	$91
Finance lease cost:
Amortization of right of use assets	26	26	52	55
Interest on lease liabilities	2	3	4	5
Total finance cost	28	29	56	60
Total lease cost	$79	$75	$157	$151
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 30, 2022 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2022	$237	$29
2023	21	58
2024	—	58
2025	—	4
2026	—	—
Total undiscounted lease payments	258	149
Less amount representing interest	(8)	(10)
Present value of lease liabilities	$250	$139
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
Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts were outstanding under the SVB Agreement as of June 30, 2022. Subsequent to June 30, 2022, the Company drew $2.0 million on the line of credit on August 12, 2022.
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
As of June 30, 2022, the following warrants for the purchase of Qumu’s common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583
The warrant liability was recorded in the Company’s consolidated balance sheets at its fair value on the respective dates of issuance of the warrants and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the condensed consolidated statement of operations as "decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $51,000 and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $117,000 and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, resulting from the decrease in fair value of the warrant liability.

The Company has historically estimated the fair value of this liability using option pricing models that are based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. During the three months ended June 30, 2022, the Company began estimating the fair value of the Hale warrant using a Monte Carlo simulation performed by a third-party valuation firm, as the Company considers the simulation to better capture the potential range of future cash flows, particularly cash flows from scenarios in which the minimum cash payment is triggered.
Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company’s stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally contribute to an increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally contribute to a decrease in the fair value of the warrant liability.
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$661	$—	$—	$661
Warrant liability - iStudy	23	—	—	23
Warrant liability	$684	$—	$—	$684

		Fair Value Measurements Using
	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$685	$—	$—	$685
Warrant liability - iStudy	116	—	—	116
Warrant liability	$801	$—	$—	$801

The Company’s evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for all warrants, and generally correspondingly increases or decreases, respectively, the present value of the minimum cash payment component of the Hale warrant. Consequently, as of June 30, 2022 and December 31, 2021, the liability related to each warrant was classified as a Level 3 warrant liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

	June 30, 2022	December 31, 2021
Probability-weighted timing of change in control	2.7 years	3.7 years
The following table summarizes the changes in Level 3 fair value measurements for the six months ended June 30, 2022:

Total
Balance at December 31, 2021	$801
Change in fair value	(117)
Balance at June 30, 2022	$684
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software licenses and appliances	$278	$138	$389	$246
Service
Subscription and support	2,764	2,512	5,419	4,827
Maintenance and support	1,769	2,570	3,562	5,234
Subscription, maintenance and support	4,533	5,082	8,981	10,061
Professional services and other	320	647	701	1,380
Total service	4,853	5,729	9,682	11,441
Total revenues	$5,131	$5,867	$10,071	$11,687

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$3,385	$3,710	$6,663	$7,648
Europe	1,365	303	2,743	1,924
Asia	381	1,854	665	2,115
Total	$5,131	$5,867	$10,071	$11,687
Contract Balances
The Company’s balances for contract assets totaled $676,000 and $446,000 as of June 30, 2022 and December 31, 2021, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $10.7 million and $12.4 million as of June 30, 2022 and December 31, 2021, respectively.
During the three months ended June 30, 2022 and 2021, the Company recognized $4.7 million and $4.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended June 30, 2022 and 2021, the Company recognized $8.3 million and $8.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $23.8 million as of June 30, 2022, of which the Company expects to recognize $11.9 million of revenue over the next 12 months and the remainder thereafter. During the six months ended June 30, 2022 and 2021, no revenue was recognized from performance obligations satisfied in previous periods.
(6)    Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	50,000	—	50,000	—
Restricted stock units	746,400	253,802	821,195	352,302
Performance stock units	—	140,060	320,755	303,700
The restricted stock units and performance stock units granted during the three and six months ended June 30, 2022 and 2021 were granted under the Company’s Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

The Company recognized the following expense (benefit) related to its share-based payment arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation cost, before income tax benefit:
Stock options	$(283)	$182	$(171)	$353
Restricted stock awards and restricted stock units	159	384	398	802
Performance stock units	(82)	—	(77)	—
Total stock-based compensation	$(206)	$566	$150	$1,155

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation cost included in:
Cost of revenues	$17	$17	$36	$32
Operating expenses	(223)	549	114	1,123
Total stock-based compensation	$(206)	$566	$150	$1,155

(7)    Income Taxes
As of both June 30, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $84,000 and $72,000 on a gross basis at June 30, 2022 and December 31, 2021, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
(8)    Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share – basic
Net loss	$(2,622)	$(4,321)	$(7,262)	$(8,771)
Weighted average shares outstanding	18,072	17,741	18,042	17,096
Net loss per share – basic	$(0.15)	$(0.24)	$(0.40)	$(0.51)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(2,622)	$(4,321)	$(7,262)	$(8,771)
Numerator effect of dilutive securities
Warrants	—	(1,018)	—	(1,375)
Loss attributable to common shareholders	$(2,622)	$(5,339)	$(7,262)	$(10,146)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	18,072	17,741	18,042	17,096
Denominator effect of dilutive securities
Warrants	—	158	—	203
Diluted potential common shares	—	158	—	203
Weighted average shares outstanding – diluted	18,072	17,899	18,042	17,299
Net loss per share – diluted	$(0.15)	$(0.30)	$(0.40)	$(0.59)

Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	681	1,174	858	1,199
Warrants	339	—	339	—
Restricted stock units	769	476	627	505
Total anti-dilutive	1,789	1,650	1,824	1,704

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

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and six months ended June 30, 2022 and 2021, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2022	2021	2021 to 2022	2022	2021	2021 to 2022
Revenues	100.0%	100.0%	(13)%	100.0%	100.0%	(14)%
Cost of revenues	(24.6)	(26.4)	(19)	(26.5)	(26.7)	(14)
Gross profit	75.4	73.6	(10)	73.5	73.3	(14)
Operating expenses:
Research and development	37.6	37.2	(12)	37.3	36.1	(11)
Sales and marketing	52.3	88.2	(48)	64.5	82.5	(33)
General and administrative	43.9	36.5	5	46.6	39.9	1
Amortization of purchased intangibles	3.0	2.8	(6)	3.1	2.8	(5)
Total operating expenses	136.8	164.7	(27)	151.5	161.3	(19)
Operating loss	(61.4)	(91.1)	(41)	(78.0)	(88.0)	(24)
Other income (expense), net	9.9	15.6	(45)	4.7	11.3	(64)
Loss before income taxes	(51.5)	(75.5)	(40)	(73.3)	(76.7)	(18)
Income tax benefit	(0.4)	(1.9)	(79)	(1.2)	(1.7)	(41)
Net loss	(51.1)%	(73.6)%	(39)%	(72.1)%	(75.0)%	(17)%
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
The table below describes Qumu’s revenues by product category (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Software licenses and appliances	$278	$138	$140	101%	$389	$246	$143	58%
Service
Subscription and support	2,764	2,512	252	10	5,419	4,827	592	12
Maintenance and support	1,769	2,570	(801)	(31)	3,562	5,234	(1,672)	(32)
Subscription, maintenance and support	4,533	5,082	(549)	(11)	8,981	10,061	(1,080)	(11)
Professional services and other	320	647	(327)	(51)	701	1,380	(679)	(49)
Total service	4,853	5,729	(876)	(15)	9,682	11,441	(1,759)	(15)
Total revenues	$5,131	$5,867	$(736)	(13)%	$10,071	$11,687	$(1,616)	(14)%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The decrease in total revenue of $736,000 and $1.6 million, for the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, was primarily driven by the Company’s accelerated shift to a SaaS-first revenue model initiated in late 2020 and the expected end of certain on-premise customer relationships, primarily impacting maintenance and support revenue. The increase in subscription and support revenues of $252,000, or 10%, and $592,000, or 12%, for the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, was due to on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters. The decrease in maintenance and support revenue for the three and six months ended June 30, 2022 was primarily due to the expected end of certain on-premise customer relationships. The 51% and 49% decrease in professional services revenues for the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, was related lower beginning of period backlog and lower utilization of personnel on billable projects in the three and six months ended June 30, 2022.
For the three months ended June 30, 2022, SaaS recurring revenue, which is comprised of subscription and support revenue, was approximately 61% of overall recurring revenue, which is comprised of total subscription, maintenance and support revenue, as compared to 49% for the three months ended June 30, 2021. For the six months ended June 30, 2022, SaaS recurring revenue was approximately 60% of overall recurring revenue, as compared to 48% for the six months ended June 30, 2021. The improvement in SaaS recurring revenue as a percentage of total recurring revenue is due to higher SaaS recurring revenue resulting from new cloud customers, incremental cloud customer expansion, and customer on-premise to cloud conversions consistent with the Company’s implementation of its SaaS-first strategic plan, as well as to lower overall recurring revenue due to the expected end of certain on-premise customer relationships.
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
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Gross profit:
Software licenses and appliances	$230	$75	$155	207%	$310	$119	$191	161%
Service	3,641	4,243	(602)	(14)	7,091	8,452	(1,361)	(16)
Total gross profit	$3,871	$4,318	$(447)	(10)%	$7,401	$8,571	$(1,170)	(14)%

Gross margin:
Software licenses and appliances	82.7%	54.3%	28.4%		79.7%	48.4%	31.3%
Service	75.0%	74.1%	0.9%		73.2%	73.9%	(0.7)%
Total gross margin	75.4%	73.6%	1.8%		73.5%	73.3%	0.2%
Total gross margin was 75.4% and 73.6% for the three months ended June 30, 2022 and 2021, respectively, and 73.5% and 73.3% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit on services was partially offset by increased gross profit relating to software licenses and appliances in the three and six months ended June 30, 2022. Services margin varied slightly in the three and six months ended June 30, 2022, as decreases in services gross profit generally aligned with decreases in services revenue. Software licenses and appliances margins are expected to fluctuate as the Company is not strategically focused on software licenses and appliances deals.
Included in cost of revenues are the costs related to the third-party managed hosting services and costs related to the Company’s service personnel, of which there were 20 and 24 at June 30, 2022 and 2021, respectively. Gross profit for the three and six months ended June 30, 2021 includes $27,000 and $54,000, respective for the amortization of intangible assets. No amortization expense is included in cost of revenues for the three and six months ended June 30, 2022, as intangible assets related to cost of revenues were fully amortized in 2021.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the Company’s continued expansion into new market opportunities as well as the utilization of personnel on billable projects, the rate of growth and mix of the Company’s product and service offerings, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Operating expenses:
Research and development	$1,930	$2,184	$(254)	(12)%	$3,755	$4,214	$(459)	(11)%
Sales and marketing	2,687	5,173	(2,486)	(48)	6,495	9,649	(3,154)	(33)
General and administrative	2,251	2,142	109	5	4,694	4,669	25	1
Amortization of purchased intangibles	153	163	(10)	(6)	309	325	(16)	(5)
Total operating expenses	$7,021	$9,662	$(2,641)	(27)%	$15,253	$18,857	$(3,604)	(19)%
Total operating expenses decreased $2.6 million, or 27%, and $3.6 million, or 19%, for the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, as a result of the Company's cost-optimization program initiated in the third quarter 2021 to reduce the Company’s cash burn rate. As a percent of revenues, expenses were 137% and 165% for the three months ended June 30, 2022 and 2021, respectively, and 152% and 161% for the six months ended June 30, 2022 and 2021, respectively. The decrease as a percent of revenues for the three months ended June 30, 2022 was due to the Company's recent cost-control initiatives. The Company had 77 and 127 personnel in operating activities at June 30, 2022 and 2021, respectively, and incurred severance expense within operating expenses of $95,000 and $100,000 for the three months ended June 30, 2022 and 2021, respectively, and $468,000 and $202,000 for the six months ended June 30, 2022 and 2021, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$1,056	$1,335	$(279)	(21)%	$2,173	$2,603	$(430)	(17)%
Overhead and other expenses	500	542	(42)	(8)	976	1,006	(30)	(3)
Outside services and consulting	346	278	68	24	551	552	(1)	—
Depreciation and amortization	—	1	(1)	(100)	—	2	(2)	(100)
Equity-based compensation	28	28	—	—	55	51	4	8
Total research and development expenses	$1,930	$2,184	$(254)	(12)%	$3,755	$4,214	$(459)	(11)%
Total research and development expenses as a percent of revenues were 38% and 37% for the three months ended June 30, 2022 and 2021, respectively, and 37% and 36% for the six months ended June 30, 2022 and 2021, respectively. The Company had 24 and 37 research and development personnel as of June 30, 2022 and 2021, respectively.
The decrease in total research and development expenses of $254,000 and $459,000 in the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, was primarily due to decreased compensation and employee-related costs due to lower headcount.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$1,922	$3,538	$(1,616)	(46)%	$4,727	$6,193	$(1,466)	(24)%
Overhead and other expenses	297	322	(25)	(8)	593	564	29	5
Outside services and consulting	432	1,148	(716)	(62)	1,084	2,633	(1,549)	(59)
Depreciation and amortization	14	9	5	56	28	16	12	75
Equity-based compensation	22	156	(134)	(86)	63	243	(180)	(74)
Total sales and marketing expenses	$2,687	$5,173	$(2,486)	(48)%	$6,495	$9,649	$(3,154)	(33)%
Total sales and marketing expense as a percent of revenues was 52% and 88% for the three months ended June 30, 2022 and 2021, respectively, and 65% and 83% for the six months ended June 30, 2022 and 2021, respectively. The Company had 36 and 66 sales and marketing personnel at June 30, 2022 and 2021, respectively.
Sales and marketing expenses decreased $2.5 million and $3.2 million in the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, as the 2021 periods included outside services and consulting expenses associated with the continued implementation of the Company’s strategic plan, which included costs the Company incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions. Reduction of sales and marketing expenses in the three and six months ended June 30, 2022 is also attributable to the targeted channel-led strategy. Also contributing to the decrease in sales and marketing expense was a decrease in compensation costs of $1.6 million and $1.5 million in the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$954	$979	$(25)	(3)%	$1,850	$1,892	$(42)	(2)%
Overhead and other expenses	372	354	18	5	770	659	111	17
Outside services and consulting	1,154	395	759	192	1,988	1,194	794	66
Depreciation and amortization	44	49	(5)	(10)	90	95	(5)	(5)
Equity-based compensation	(273)	365	(638)	(175)	(4)	829	(833)	(100)
Total general and administrative expenses	$2,251	$2,142	$109	5%	$4,694	$4,669	$25	1%
Total general and administrative expenses as a percent of revenues were 44% and 37% for the three months ended June 30, 2022 and 2021, respectively, and 47% and 40% for the six months ended June 30, 2022 and 2021, respectively. The Company had 17 and 24 general and administrative personnel at June 30, 2022 and 2021, respectively.
The increase in general and administrative expenses of $109,000 and $25,000 in the three and six months ended June 30, 2022, respectively, compared to the corresponding 2021 periods, was primarily driven by increased costs for outside services and consulting associated with the continued implementation of the Company’s strategic plan, as well as overhead and other expenses related to additional software licenses. These increases were partially offset by a decrease in equity compensation costs resulting from equity award forfeitures related to the departure of the Company's prior chief executive officer during the three months ended June 30, 2022.
Amortization of purchased intangibles
Operating expenses include $153,000 and $163,000 for the three months ended June 30, 2022 and 2021, respectively, and $309,000 and $325,000 for six months ended June 30, 2022 and 2021, respectively, for the amortization of intangible assets.

Operating expenses for the full year 2022 associated with purchased intangibles, are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles.
Other Income (Expense), Net
Other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee Retention Credit income	$649	$—	$649	$—
Interest expense, net	(39)	(15)	(109)	(69)
Decrease in fair value of derivative liability	—	—	—	37
Decrease in fair value of warrant liability	51	1,018	117	1,375
Other, net	(156)	(89)	(184)	(27)
Total other income (expense), net	$505	$914	$473	$1,316
The Company recorded non-cash income of $51,000 and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $117,000 and $1.4 million for the six months ended June 30, 2022 and 2021, respectively, resulting from the decrease in fair value of the warrant liability.
Other income (expense) included a net loss on foreign currency transactions (included in "Other, net") of $156,000 and $89,000 for the three months ended June 30, 2022 and 2021, respectively, and a net loss on foreign currency transactions of $184,000 and $27,000 for the six months ended June 30, 2022 and 2021, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $23,000 and $109,000 for the three months ended June 30, 2022 and 2021, respectively, and $117,000 and $199,000 for the six months ended June 30, 2022 and 2021, respectively. The net income tax benefit for the three and six months ended June 30, 2022 and 2021, was impacted by the tax benefit for refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company’s liquidity and capital resources (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$6,435	$20,563
Working capital	$(1,554)	$5,229
Line of credit	$—	$5,000
Other financing obligations	239	615
Operating lease liabilities	192	618
Line of credit, other financing obligations and operating lease liabilities	$431	$6,233
Going concern considerations
At June 30, 2022, the Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit with Silicon Valley Bank ("SVB Agreement"). As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the twelve months following the release of its audited financial statements raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.
Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include positioning the targeted channel-led strategy for success through efforts to expand the number of high quality channel partners, educating channel partners on the Company’s platform, tools and differentiated features, and providing performance-based incentives to channel partners to accelerate customer deals, as well as continuous assessment of the sales pipeline to forecast SaaS revenue growth driven by new customer and expansion bookings sourced through the channel. Additionally, management will actively monitor eligible accounts for the purposes of the SVB Agreement borrowing base calculation and monitor doubtful accounts and write-offs of accounts receivable, which have historically been minimal. Management continues to manage costs to align with its operating plan. To the extent that increasing traction in the channel-led strategy is not realized, management may implement additional cost optimization plans to further align expenditures with the timing and amount of cash receipts from new sales and renewals of existing sales contracts. These cost optimization measures may include reductions in the Company's personnel, reduced utilization of contractors, and decreases in other discretionary spend.
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
As of June 30, 2022, management continues to realize positive results from the execution of its plans. Regarding its channel-led strategy, the Company met its new logo growth targets for both the first and second quarters of 2022, with over 80% of the new logos associated with channel partners. Additionally, net cash used in operating activities improved to $3.7 million in the second quarter 2022, compared to $4.9 million in first quarter 2022 and $6.1 million in the second quarter 2021. As a result, as of June 30, 2022 and through the filing date of this Form 10-Q, management has not initiated new cost optimization or headcount reduction measures beyond those initially planned to alleviate substantial doubt regarding the Company’s ability to continue as a going concern. Following the end of the quarter, the Company drew $2.0 million on the SVB line of credit on August 12, 2022.
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
Cash and cash equivalents
The Company's primary sources of cash and cash equivalents during the six months ended June 30, 2022 were cash generated from operations. The Company’s cash generated from operations has been cash collections from sales of products and services to customers. The Company expects cash inflows from operations to be affected by increases or decreases in sales and timing of collections.
The Company’s primary use of cash has been for personnel costs and outside service providers, including third-party managed hosting services. The Company expects its use of cash to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business, which is expected to be positively impacted in the future by the Company’s cost-optimization program initiated in the third quarter 2021. The Company additionally expects to use cash to renew internal-use software subscriptions of approximately $682,000 in 2022 as well as to remit in the fourth quarter of 2022 approximately $160,000 of payroll tax withholdings deferred under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The amount of cash and cash equivalents held by the Company’s international subsidiaries that is available to fund domestic operations upon repatriation was $819,000 as of June 30, 2022. The repatriation of cash and cash equivalents held by the Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Working capital
At June 30, 2022, the Company had aggregate negative working capital of $1.6 million, compared to positive working capital of $5.2 million at December 31, 2021. Working capital includes current deferred revenue of $9.6 million and $10.9 million at June 30, 2022 and December 31, 2021, respectively. The decrease in working capital as of June 30, 2022, as compared to December 31, 2021, is primarily due to cash used to fund the Company's operations during the six months ended June 30, 2022.

Line of credit, other financing obligations and operating lease liabilities
As of March 31, 2022 and December 31, 2021, the Company maintained an outstanding principal balance on its revolving line of $5.0 million with Wells Fargo and was in compliance with its covenants. On April 12, 2022, the Company repaid the outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo. On April 15, 2022, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $7.5 million revolving line of credit as described in Note 3–"Commitments and Contingencies" of the accompanying condensed consolidated financial statements. No amounts were outstanding under the SVB line of credit as of June 30, 2022, and the Company was in compliance with all covenants. Subsequent to June 30, 2022, the Company drew $2.0 million on the line of credit on August 12, 2022.
Financing obligations as of June 30, 2022 and December 31, 2021 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(8,541)	$(11,615)
Investing activities	(8)	(216)
Financing activities	(5,481)	21,253
Effect of exchange rate changes on cash	(98)	28
Net change in cash and cash equivalents	$(14,128)	$9,450
Operating activities
Operating activities used net cash of $8.5 million and $11.6 million for the six months ended June 30, 2022 and 2021, respectively. The operating cash flows for the 2022 period were impacted by investments associated with the Company’s strategic plan, the net loss and the decrease in deferred revenue for the six months ended June 30, 2022. The decrease in cash used in operating activities was the result of the Company's cost-optimization program initiated in the third quarter 2021 to reduce the Company’s cash burn rate.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $8,000 for the six months ended June 30, 2022 compared to $216,000 in the corresponding 2021 period.
Financing activities
Financing activities used net cash of $5.5 million for the six months ended June 30, 2022 and provided net cash of $21.3 million in the comparable 2021 period. Primarily impacting the current period change in cash were principal payments on the Company’s line of credit, finance leases and financing obligations. Primarily impacting the prior period change in cash were the net proceeds from the public offering of the Company’s common stock of $23.1 million, offset by principal payments on the Company’s note payable, line of credit, finance leases and other financing obligations.
Other Factors Affecting Liquidity and Capital Resources
Silicon Valley Bank credit facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash, as defined, is less than $5.0 million. The maturity of the SVB Agreement is April 15, 2024. No amounts were outstanding under the SVB Agreement as of June 30, 2022. Subsequent to June 30, 2022, the Company drew $2.0 million on the line of credit on August 12, 2022.

Any borrowings under the SVB Agreement bear interest, based on an interest rate that is dependent upon whether Net Cash is above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.5%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.0%. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. As of June 30, 2022, the Company was in compliance with its covenants.
Employee Retention Credit
During the three months ended June 30, 2022, the Company completed its analysis of its eligibility for the Employee Retention Credit under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for qualified wages paid during the second quarter of 2021. During the three months ended June 30, 2022, the Company submitted for a refund of $649,000 for the second quarter 2021 reporting period and recorded the amount as Other Income (Expense) on the Company’s condensed consolidated statements of operations and as Other Receivable on the Company's condensed consolidated balance sheet as of June 30, 2022. The Company believes the relevant conditions of the Employee Retention Credit provision of the CARES Act have been substantially met for the second quarter 2021 reporting period and that it will receive the credit, although there can be no assurance regarding timing of the receipt of the credit. The Company expects to recognize additional amounts under the Employee Retention Credit in future reporting periods as it completes further analyses and submits for refunds for other historical quarters for which it determines the Company has eligible wages. Subsequent to June 30, 2022, the Company completed additional analyses and submitted a refund of $623,000 for the third quarter 2021.
Stock repurchase program
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares if permitted by our line of credit agreement with Silicon Valley Bank. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the six months ended June 30, 2022 and 2021. As of June 30, 2022, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company’s transition to a SaaS-first company.
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
Factors that could cause or contribute to such differences include, but are not limited to, the following, as well as other factors not now identified: we may not be successful at implementing our long-term strategic plan; our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern; competition for highly skilled personnel is intense and if we fail to attract and retain talented employees, we may fail to compete effectively; if we are unable to attract new customers, retain existing customers and sell additional products and services to our existing and new customers, our revenue growth and profitability will be adversely affected; we may need additional capital to support the execution of our strategic plan or to fund operations and any additional capital we seek may not be available in the amount or at the time we need it; while we are investing heavily in sales, marketing and research and development to enhance revenue growth and become cash flow positive, we may not achieve those goals or achieve or sustain cash flows or profitability in the future; the markets for video content and software to manage video content are each in early stages of development, and if these markets do not develop or develop more slowly than we expect, including as a result of COVID-19 impacts, our revenues may decline or fail to grow; we encounter long sales cycles with our Qumu enterprise video solutions, which could adversely affect our operating results in a given period; we are subject to financial and other covenants related to our debt financing and if we fail to meet such covenants, it could have a material adverse impact on our business; to compete effectively, we must continually improve existing products and introduce new products that achieve market acceptance; we face intense competition and such competition may result in price reductions, lower gross profits and loss of market share; economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business; our sales will decline, and our business will be materially harmed, if our sales and marketing efforts are not effective; we sell a significant portion of our products internationally, which exposes us to risks associated with international operations; the COVID-19 pandemic has significantly impacted worldwide business practices and economic conditions and could have a material effect on Qumu’s business, financial condition and operating results; our enterprise video content management software products must be successfully integrated into our customers’ information technology environments and workflows and changes to these environments, workflows or unforeseen combinations of technologies may harm our customers’ experience in using our software products; the growth and functionality of our enterprise video content management software products depend upon the solution’s effective operation with mobile operating systems and computer networks; computer malware, viruses, hacking, phishing attacks, spamming, and other cyber-threats could harm our business and cause customers to lose confidence in us and our products, which could significantly impact our business and results of operations; expanding laws, regulations and customer requirements relating to data security and privacy may adversely affect sales of our products and result in increased compliance costs; any failure of major elements of our products could lead to significant disruptions in the ability to serve customers, which could damage our reputation, reduce our revenues or otherwise harm our business; if we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock may be delisted from The Nasdaq Stock Market, which could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares; if we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development; if the limited amount of open source software that is incorporated into our products were to become unavailable or if we violate the terms of open source licenses, it could adversely affect sales of our products, which could disrupt our business and harm our financial results; if our domestic or international intellectual property rights are not adequately protected, others may offer products similar to ours or independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets which could depress our product selling prices and gross profit or result in loss of market share; changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business; we may experience significant quarterly and annual fluctuations in our results of operations due to a number of factors and these fluctuations may negatively impact the market price of our common stock; the limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price; and provisions of Minnesota law, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price. These forward-looking statements are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Company is not required to provide information typically disclosed under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Rose Bentley, and the Company’s Chief Financial Officer, Thomas A. Krueger, have evaluated the Company’s disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors previously disclosed except as set forth below:
If we are unable to maintain compliance with Nasdaq’s listing requirements, our common stock may be delisted from The Nasdaq Stock Market, which could have a material adverse effect on the Company’s financial condition and could make it more difficult for holders of the Company’s common stock to sell their shares.
Qumu’s common stock is listed on the Nasdaq Capital Market and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder’s equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of these continued listing requirements, our common stock may be delisted from the Nasdaq Capital Market. On July 26, 2022, we received a written notice from the staff of The Nasdaq Stock Market LLC that we are not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of our common stock was below $1.00 per share for 30 consecutive business days.
Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of investor confidence or interest in strategic transactions or opportunities, as well as negatively impact our ability to recruit and retain personnel through equity incentive awards.
The notice provided that we have a period of 180 calendar days, or until January 23, 2023, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Capital Market.
We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the minimum bid price requirement. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with any of the other Nasdaq continued listing requirements.
The Qumu board may determine to implement a reverse stock split to attempt to regain compliance with the minimum bid price requirement. However, there can be no assurance that the reverse stock split, if implemented, will increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from a reverse stock split could adversely affect the liquidity of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 if permitted by our line of credit agreement with Silicon Valley Bank, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended June 30, 2022 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock units.

Information on the Company’s repurchases of its common stock during each month of the quarter ended June 30, 2022 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
April 2022	1,128	$1.58	—	778,365
May 2022	125	$0.93	—	778,365
June 2022	—	$—	—	778,365

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On August 12, 2022, the Company received a $2.0 million advance under the Loan and Security Agreement dated April 15, 2022 by and among Qumu Corporation, Qumu, Inc. and Silicon Valley Bank, a copy of which is attached hereto as Exhibit 10.1. The terms of the Loan and Security Agreement are summarized in Item 9B. Other Information of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.
Item 6. Exhibits
(a)The following exhibits are included herein:
10.1†    Loan and Security Agreement dated April 15, 2022 by and among Qumu Corporation, Qumu Inc. and Silicon Valley Bank.
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	August 15, 2022	By:	/s/ Rose Bentley
Rose Bentley
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Thomas A. Krueger
Thomas A. Krueger
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)