Form 10-Q
period 2022-09-30
Qumu Corp
filed 2022-11-10
CIK 892482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2022, the registrant had 17,935,329 outstanding shares of $.01 par value common stock.

QUMU CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
QUMU CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,032	$20,563
Receivables, net of allowance for credit losses of $41 and $42, respectively	4,088	3,709
Contract assets	223	446
Income tax receivable	750	556
Other receivable	1,272	—
Prepaid expenses and other current assets	1,790	2,184
Total current assets	14,155	27,458
Property and equipment, net of accumulated depreciation of $1,613 and $1,544, respectively	167	337
Right of use assets – operating leases	—	146
Intangible assets, net	882	1,388
Goodwill	6,066	7,388
Deferred income taxes, non-current	17	17
Other assets, non-current	308	362
Total assets	$21,595	$37,096
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,206	$2,742
Accrued compensation	1,415	1,725
Deferred revenue	9,757	10,862
Operating lease liabilities	82	597
Financing obligations	1,252	5,502
Warrant liability	658	801
Total current liabilities	16,370	22,229
Long-term liabilities:
Deferred revenue, non-current	1,169	1,507
Income taxes payable, non-current	647	630
Operating lease liabilities, non-current	—	21
Financing obligations, non-current	74	113
Total long-term liabilities	1,890	2,271
Total liabilities	18,260	24,500
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 250,000 shares, no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 29,750,000 shares, issued and outstanding 17,934,632 and 17,786,959, respectively	179	178
Additional paid-in capital	105,912	105,655
Accumulated deficit	(99,322)	(90,693)
Accumulated other comprehensive loss	(3,434)	(2,544)
Total stockholders’ equity	3,335	12,596
Total liabilities and stockholders’ equity	$21,595	$37,096
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited – in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Software licenses and appliances	$606	$742	$995	$1,091
Service	4,865	5,683	14,547	17,021
Total revenues	5,471	6,425	15,542	18,112
Cost of revenues:
Software licenses and appliances	58	63	137	190
Service	1,173	1,481	3,764	4,470
Total cost of revenues	1,231	1,544	3,901	4,660
Gross profit	4,240	4,881	11,641	13,452
Operating expenses:
Research and development	1,628	2,305	5,383	6,519
Sales and marketing	2,436	4,490	8,931	14,139
General and administrative	1,990	1,881	6,684	6,550
Amortization of purchased intangibles	150	163	459	488
Total operating expenses	6,204	8,839	21,457	27,696
Operating loss	(1,964)	(3,958)	(9,816)	(14,244)
Other income (expense):
Employee Retention Credit income	623	—	1,272	—
Interest expense, net	(26)	(12)	(135)	(81)
Decrease in fair value of derivative liability	—	—	—	37
Decrease in fair value of warrant liability	26	94	143	1,469
Gain on sale of BriefCam, Ltd.	—	50	—	50
Other, net	(150)	4	(334)	(23)
Total other income (expense), net	473	136	946	1,452
Loss before income taxes	(1,491)	(3,822)	(8,870)	(12,792)
Income tax benefit	(124)	(77)	(241)	(276)
Net loss	$(1,367)	$(3,745)	$(8,629)	$(12,516)

Net loss per share – basic:
Net loss per share – basic	$(0.08)	$(0.21)	$(0.48)	$(0.72)
Weighted average shares outstanding – basic	18,143	17,872	18,077	17,358
Net loss per share – diluted:
Loss attributable to common shareholders	$(1,367)	$(3,788)	$(8,629)	$(13,985)
Net loss per share – diluted	$(0.08)	$(0.21)	$(0.48)	$(0.80)
Weighted average shares outstanding – diluted	18,143	17,881	18,077	17,525
See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(1,367)	$(3,745)	$(8,629)	$(12,516)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(333)	(229)	(890)	(106)
Total other comprehensive income (loss)	(333)	(229)	(890)	(106)
Total comprehensive loss	$(1,700)	$(3,974)	$(9,519)	$(12,622)

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

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited – in thousands)
(continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2021	17,787	$178	$105,655	$(90,693)	$(2,544)	$12,596
Net loss	—	—	—	(4,640)	—	(4,640)
Other comprehensive loss, net of taxes	—	—	—	—	(184)	(184)
Issuance of stock under employee stock plan, net of forfeitures	87	1	(1)	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(9)	—	(17)	—	—	(17)
Stock-based compensation	—	—	356	—	—	356
Balance at March 31, 2022	17,865	$179	$105,993	$(95,333)	$(2,728)	$8,111
Net loss	—	—	—	(2,622)	—	(2,622)
Other comprehensive loss, net of taxes	—	—	—	—	(373)	(373)
Issuance of stock under employee stock plan, net of forfeitures	42	—	—	—	—	—
Redemption of stock related to tax withholdings on employee stock plan issuances	(2)	—	(2)	—	—	(2)
Stock-based compensation	—	—	(206)	—	—	(206)
Balance at June 30, 2022	17,905	$179	$105,785	$(97,955)	$(3,101)	$4,908
Net loss	—	—	—	(1,367)	—	(1,367)
Other comprehensive loss, net of taxes	—	—	—	—	(333)	(333)
Issuance of stock under employee stock plan, net of forfeitures	50	—	(2)	—	—	(2)
Redemption of stock related to tax withholdings on employee stock plan issuances	(20)	—	(14)	—	—	(14)
Stock-based compensation	—	—	143	—	—	143
Balance at September 30, 2022	17,935	$179	$105,912	$(99,322)	$(3,434)	$3,335

See accompanying notes to unaudited condensed consolidated financial statements.

QUMU CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited – in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(8,629)	$(12,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634	738
Loss on disposal of property and equipment	(1)	3
Stock-based compensation	293	1,403
Accretion of debt discount and issuance costs	38	35
Decrease in fair value of derivative liability	—	(37)
Decrease in fair value of warrant liability	(143)	(1,469)
Gain on sale of BriefCam, Ltd.	—	(50)
Changes in operating assets and liabilities:
Receivables	(559)	913
Contract assets	223	37
Income taxes receivable / payable	(294)	107
Other receivable	(1,272)	—
Prepaid expenses and other assets	421	264
Accounts payable and other accrued liabilities	472	(607)
Accrued compensation	(269)	(915)
Deferred revenue	(882)	(2,800)
Net cash used in operating activities	(9,968)	(14,894)
Investing activities:
Proceeds from sale of BriefCam, Ltd.	—	50
Purchases of property and equipment	(10)	(216)
Net cash used in investing activities	(10)	(166)
Financing activities:
Principal payments on lines of credit	(7,000)	(1,840)
Proceeds from lines of credit	3,200	1,840
Principal payment on term loan	—	(1,833)
Payment for line of credit issuance costs	(86)	(25)
Principal payments on financing obligations	(489)	(342)
Net proceeds from common stock issuance	—	23,085
Proceeds from issuance of common stock under employee stock plans	—	545
Common stock repurchases to settle employee withholding liability	(35)	(47)
Net cash provided by (used in) financing activities	(4,410)	21,383
Effect of exchange rate changes on cash	(143)	(2)
Net increase (decrease) in cash and cash equivalents	(14,531)	6,321
Cash and cash equivalents, beginning of period	20,563	11,878
Cash and cash equivalents, end of period	$6,032	$18,199

Supplemental disclosures of net cash paid (received) during the period:
Income taxes, net	$54	$(372)
Interest, net	$102	$41

Non-cash financing activity:
Reclassification from warrant liability to additional paid-in capital for non-cash exercise	$—	$560

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
The Company views its operations and manages its business as one segment and one reporting unit. Factors used to identify the Company’s single operating segment and reporting unit include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through regional sales representatives, channel partners and independent distributors primarily in North America, Europe and Asia.
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
Liquidity and Going Concern Considerations
At September 30, 2022, the Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit (the "SVB Agreement") with Silicon Valley Bank ("SVB"). As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the twelve months following the release of its audited financial statements raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.
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

The Company may also increase its cash resources by drawing on the SVB line of credit to the extent of any availability. To the extent the Company requires additional capital, it may seek capital by refinancing its existing line of credit, by obtaining other forms of debt financing, or from an offering of the Company's equity securities or a combination of these alternatives. If the Company experiences a significant shortfall in performance as compared to plan and also is unable to secure additional capital in a sufficient amount or on acceptable terms, management may be required to implement more significant cost reduction and other cash-focused measures to manage liquidity, and the Company may have to significantly delay, scale back, or cease operations, in part or in full.
As of September 30, 2022, management continues to execute on its plans to address the substantial doubt regarding the Company’s ability to continue as a going concern. Regarding its channel-led strategy, the Company met its new logo growth targets for the first half of 2022. The Company continued to add new logos in the third quarter of 2022 with the rate of new logos in the third quarter falling short of the Company's internal plan. However, consistent with the Company's channel-led strategy, over 80% of the new logos were associated with channel partners for nine months ended September 30, 2022. Additionally, net cash used in operating activities improved to $1.4 million in the third quarter 2022, compared to $3.7 million in the second quarter 2022, $4.9 million in the first quarter 2022, $2.5 million in the fourth quarter 2021, and $3.3 million in the third quarter 2021. During the third quarter 2022, the Company drew an aggregate of $3.2 million on the line of credit, of which $1.2 million was outstanding as of September 30, 2022. As of September 30, 2022 and through the filing date of this Form 10-Q, management has not initiated new cost optimization or headcount reduction measures beyond those initially planned to alleviate substantial doubt regarding the Company’s ability to continue as a going concern. Depending on new logo and bookings performance through channel partners and other factors affecting cash flow, management may consider new cost optimization or headcount reduction measures in order to extend the Company’s cash runway beyond the second quarter of 2023. To the extent the Company requires additional capital, it may seek capital by refinancing its existing line of credit, by obtaining other forms of debt financing, or from an offering of the Company's equity securities or a combination of these alternatives.
These condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
Employee Retention Credit
During the nine months ended September 30, 2022, the Company completed its analysis of its eligibility for the Employee Retention Credit under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for qualified wages paid during the second and third quarters of 2021. During the three and nine months ended September 30, 2022, the Company submitted for refunds of $623,000 and $1.3 million, respectively, and recorded the amounts as Other Income (Expense) on the Company’s condensed consolidated statements of operations and $1.3 million as Other Receivable on the Company's condensed consolidated balance sheet as of September 30, 2022. The Company believes the relevant conditions of the Employee Retention Credit provision of the CARES Act have been met for the second quarter and third quarter 2021 reporting periods and that it will receive the credit, although there can be no assurance regarding timing of the receipt of the credit. Due to the uncertain timing of receipt, the Company is not including the CARES Act credit in assessing the sufficiency of its capital and liquidity resources to fund its operations. The Company expects to recognize additional amounts under the Employee Retention Credit in future reporting periods as it completes further analyses and submits for refunds for other historical quarters for which it determines the Company has eligible wages.
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
(2) Intangible Assets and Goodwill
Intangible Assets
The Company’s amortizable intangible assets consisted of the following (in thousands):

	September 30, 2022
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,579	$2,121	$6,700
Accumulated amortization	(4,404)	(1,414)	(5,818)
Intangibles assets, net	$175	$707	$882

	December 31, 2021
	Customer Relationships	Trademarks / Trade Names	Total
Original cost	$4,927	$2,121	$7,048
Accumulated amortization	(4,352)	(1,308)	(5,660)
Intangibles assets, net	$575	$813	$1,388
Balances as of December 31, 2021 exclude intangible assets fully amortized as of that date having an original cost as follows:

	December 31, 2021
	Developed Technology	Trademarks / Trade Names	Total
Original cost	$8,224	$62	$8,286
Changes to the carrying amount of net amortizable intangible assets consisted of the following (in thousands):

Nine Months Ended September 30, 2022
Balance, beginning of period	$1,388
Amortization expense	(459)
Currency translation	(47)
Balance, end of period	$882
Amortization expense of intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense associated with the developed technology included in cost of revenues	$—	$26	$—	$80
Amortization expense associated with other acquired intangible assets included in operating expenses	150	163	459	488
Total amortization expense	$150	$189	$459	$568
Goodwill
The goodwill balance of $6.1 million at September 30, 2022 reflects the impact of foreign currency exchange rate fluctuations since the acquisition date.
(3) Commitments and Contingencies
Leases
The Company is obligated under finance leases covering certain IT equipment that expire at various dates over the next three years. The Company also has one non-cancellable operating lease, for office space that was surrendered, that expires in January 2023.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$45	$47	$146	$138
Finance lease cost:
Amortization of right of use assets	26	26	78	81
Interest on lease liabilities	2	3	6	8
Total finance cost	28	29	84	89
Total lease cost	$73	$76	$230	$227
Future payments used in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 30, 2022 are as follows (in thousands):

	Operating leases	Finance leases
Remainder of 2022	$62	$14
2023	21	58
2024	—	58
2025	—	4
2026	—	—
Total undiscounted lease payments	83	134
Less amount representing interest	(1)	(8)
Present value of lease liabilities	$82	$126
Wells Fargo Credit Facility
On January 15, 2021, the Company entered into a Loan and Security Agreement (the “Wells Fargo line of credit”) with Wells Fargo Bank, National Association providing for a revolving line of credit. Pursuant to the Wells Fargo line of credit, the Company granted a security interest in substantially all of its properties, right and assets (including certain equity interest of the Company’s subsidiaries). On April 12, 2022, the Company repaid the $5.0 million outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo.
Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank ("SVB") providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash ("Net Cash") is less than $5.0 million. As of September 30, 2022, the non-formula amount was not available for borrowing as the Company's Net Cash was less than $5.0 million. The Company expects its availability under the SVB Agreement to be tightly correlated to customer renewals and new customers, which drive eligible accounts receivable. The maturity of the SVB Agreement is April 15, 2024. During the three months ended September 30, 2022, the Company drew an aggregate of $3.2 million on the line of credit, of which $1.2 million was outstanding as of September 30, 2022.
Any borrowings under the SVB Agreement bear interest, based on an interest rate that is dependent upon whether Net Cash is above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The interest rate on the Company's line of credit borrowings was 8.25% as of September 30, 2022. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. As of September 30, 2022, the Company was in compliance with its covenants.
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
As of September 30, 2022, the following warrants for the purchase of Qumu’s common stock were outstanding and exercisable:

Description	Number of underlying warrant shares	Warrant exercise price (per share)	Warrant expiration date
Warrant issued in conjunction with October 2016 debt financing ("Hale warrant")	238,583	$2.80	October 21, 2026
Warrant issued to sales partner, iStudy Co., Ltd. ("iStudy warrant")	100,000	$2.43	August 31, 2028
Total warrants outstanding	338,583
The warrant liability was recorded in the Company’s consolidated balance sheets at its fair value on the respective dates of issuance of the warrants and is revalued on each subsequent balance sheet date until such instrument is exercised or expires, with any changes in the fair value between reporting periods recorded in other income (expense) of the condensed consolidated statement of operations as "decrease (increase) in fair value of warrant liability." The Company recorded non-cash income of $26,000 and $94,000 for the three months ended September 30, 2022 and 2021, respectively, and $143,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from the decrease in fair value of the warrant liability.

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
The Company’s liabilities measured at fair value on a recurring basis and the fair value hierarchy utilized to determine such fair values were as follows at September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value at September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$643	$—	$—	$643
Warrant liability - iStudy	15	—	—	15
Warrant liability	$658	$—	$—	$658

		Fair Value Measurements Using
	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant liability - Hale	$685	$—	$—	$685
Warrant liability - iStudy	116	—	—	116
Warrant liability	$801	$—	$—	$801

The Company’s evaluation of the probability and timing of a change in control represents an unobservable input (Level 3) that shortens or lengthens the expected term input of the option pricing model for both warrants, and generally correspondingly increases or decreases, respectively, the present value of the minimum cash payment component of the Hale warrant. Consequently, as of September 30, 2022 and December 31, 2021, the liability related to each warrant was classified as a Level 3 warrant liability.
The following table represents the significant unobservable input used in the fair value measurement of Level 3 warrant liability instruments:

	September 30, 2022	December 31, 2021
Probability-weighted timing of change in control	2.5 years	3.7 years
The following table summarizes the changes in Level 3 fair value measurements for the nine months ended September 30, 2022:

Total
Balance at December 31, 2021	$801
Change in fair value	(143)
Balance at September 30, 2022	$658
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Software licenses and appliances	$606	$742	$995	$1,091
Service
Subscription and support	2,786	2,636	8,205	7,360
Maintenance and support	1,605	2,444	5,167	7,678
Subscription, maintenance and support	4,391	5,080	13,372	15,038
Professional services and other	474	603	1,175	1,983
Total service	4,865	5,683	14,547	17,021
Total revenues	$5,471	$6,425	$15,542	$18,112

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$3,418	$4,290	$10,081	$11,938
Europe	1,706	1,850	4,449	5,325
Asia	347	285	1,012	849
Total	$5,471	$6,425	$15,542	$18,112
Contract Balances
The Company’s balances for contract assets totaled $223,000 and $446,000 as of September 30, 2022 and December 31, 2021, respectively. The Company’s balances for contract liabilities, which are included in deferred revenue, totaled $10.9 million and $12.4 million as of September 30, 2022 and December 31, 2021, respectively.
During the three months ended September 30, 2022 and 2021, the Company recognized $3.8 million and $4.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2022 and 2021, the Company recognized $10.4 million and $10.9 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of recognizable revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $23.1 million as of September 30, 2022, of which the Company expects to recognize $11.6 million of revenue over the next 12 months and the remainder thereafter. During the nine months ended September 30, 2022 and 2021, no revenue was recognized from performance obligations satisfied in previous periods.
(6)    Stock-Based Compensation
The Company granted the following stock-based awards in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	—	—	50,000	—
Restricted stock units	21,528	102,400	842,723	454,702
Performance stock units	—	16,684	320,755	320,384
The restricted stock units and performance stock units granted during the three and nine months ended September 30, 2022 and 2021 were granted under the Company’s Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), a shareholder approved plan.

The Company recognized the following expense (benefit) related to its share-based payment arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation cost, before income tax benefit:
Stock options	$19	$129	$(152)	$482
Restricted stock awards and restricted stock units	145	119	543	921
Performance stock units	(21)	—	(98)	—
Total stock-based compensation	$143	$248	$293	$1,403

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation cost included in:
Cost of revenues	$22	$12	$58	$44
Operating expenses	121	236	235	1,359
Total stock-based compensation	$143	$248	$293	$1,403

(7)    Income Taxes
As of both September 30, 2022 and December 31, 2021, the Company’s liability for gross unrecognized tax benefits (excluding interest and penalties) totaled $1.9 million. The Company had accrued interest and penalties relating to unrecognized tax benefits of $89,000 and $72,000 on a gross basis at September 30, 2022 and December 31, 2021, respectively. The change in the liability for gross unrecognized tax benefits reflects an increase in reserves established for federal and state uncertain tax positions. The Company does not currently expect significant changes in the amount of unrecognized tax benefits during the next twelve months.
(8)    Computation of Net Loss Per Share of Common Stock
The following table identifies the components of net loss per basic and diluted share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss per share – basic
Net loss	$(1,367)	$(3,745)	$(8,629)	$(12,516)
Weighted average shares outstanding	18,143	17,872	18,077	17,358
Net loss per share – basic	$(0.08)	$(0.21)	$(0.48)	$(0.72)

Net loss per share – diluted
Loss attributable to common shareholders:
Net loss	$(1,367)	$(3,745)	$(8,629)	$(12,516)
Numerator effect of dilutive securities
Warrants	—	(43)	—	(1,469)
Loss attributable to common shareholders	$(1,367)	$(3,788)	$(8,629)	$(13,985)
Weighted average shares outstanding – diluted:
Weighted average shares outstanding – basic	18,143	17,872	18,077	17,358
Denominator effect of dilutive securities
Warrants	—	9	—	167
Diluted potential common shares	—	9	—	167
Weighted average shares outstanding – diluted	18,143	17,881	18,077	17,525
Net loss per share – diluted	$(0.08)	$(0.21)	$(0.48)	$(0.80)

Stock options, warrants and restricted stock units to acquire common shares that were excluded from the computation of diluted weighted-average common shares as their effect is anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	477	1,086	729	1,161
Warrants	339	248	339	—
Restricted stock units	1,053	628	770	448
Total anti-dilutive	1,869	1,962	1,838	1,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Financial Information” and our audited financial statements and related notes which are included in our most recent Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the three months ended June 30, 2022.
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
We expect that even as some businesses return to conducting some portion of their work in-person, many businesses will continue long-term remote and flexible work models including hybrid work in which video is a business-critical communication tool. We believe that enterprises are accelerating their cloud and technology plans to address the challenges and complexities of these mixed work environments. With more companies transitioning to either a complete remote or hybrid work environment, having employees working in different locations at different times, we foresee enterprises leveraging large-scale synchronous and asynchronous video. However, these trends in distributed remote and hybrid work have had varying impacts on enterprise technology adoption and procurement timeframes due in part to uncertainty and lack of definitive decisions on when and if our customers' workforce may return to the office. Continued challenges affecting our customers, such as the tight labor market and budget constraints in response to global economic changes such as increasing interest rates and other recessionary factors, may also create additional uncertainty in customer enterprise technology adoption and procurement timeframes. This uncertainty in the timing and extent of transition to video in the enterprise contributes to our currently limited visibility to our sales pipeline and creates additional challenges in forecasting timing and extent of customer sales in any particular quarter. Qumu believes the increase in hybrid and remote work due to COVID-19 is going to remain permanent for many enterprises, driving a large amount of future usage in the cloud.
Critical Accounting Estimates and Significant Accounting Policies
There have been no material changes to our discussion of critical accounting estimates and significant accounting policies from those set forth in our 2021 Annual Report on Form 10-K. See Note 1—"Nature of Business and Basis of Presentation" of the accompanying condensed consolidated financial statements for a discussion of the impact of the adoption of ASU 2020-06 and ASU 2021-10 on our unaudited condensed financial statements.

Results of Operations
The percentage relationships to revenues of certain income and expense items for the three and nine months ended September 30, 2022 and 2021, and the percentage changes in these income and expense items relative to the prior year periods, are contained in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Percentage of Revenues		Percent Increase (Decrease)	Percentage of Revenues		Percent Increase (Decrease)
	2022	2021	2021 to 2022	2022	2021	2021 to 2022
Revenues	100.0%	100.0%	(15)%	100.0%	100.0%	(14)%
Cost of revenues	(22.5)	(24.0)	(20)	(25.1)	(25.7)	(16)
Gross profit	77.5	76.0	(13)	74.9	74.3	(13)
Operating expenses:
Research and development	29.8	35.9	(29)	34.6	36.0	(17)
Sales and marketing	44.5	69.9	(46)	57.5	78.0	(37)
General and administrative	36.4	29.3	6	43.0	36.2	2
Amortization of purchased intangibles	2.7	2.5	(8)	3.0	2.7	(6)
Total operating expenses	113.4	137.6	(30)	138.1	152.9	(23)
Operating loss	(35.9)	(61.6)	(50)	(63.2)	(78.6)	(31)
Other income (expense), net	8.6	2.1	248	6.1	8.0	(35)
Loss before income taxes	(27.3)	(59.5)	(61)	(57.1)	(70.6)	(31)
Income tax benefit	(2.3)	(1.2)	61	(1.6)	(1.5)	(13)
Net loss	(25.0)%	(58.3)%	(63)%	(55.5)%	(69.1)%	(31)%
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
The table below describes Qumu’s revenues by product category (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Software licenses and appliances	$606	$742	$(136)	(18)%	$995	$1,091	$(96)	(9)%
Service
Subscription and support	2,786	2,636	150	6	8,205	7,360	845	11
Maintenance and support	1,605	2,444	(839)	(34)	5,167	7,678	(2,511)	(33)
Subscription, maintenance and support	4,391	5,080	(689)	(14)	13,372	15,038	(1,666)	(11)
Professional services and other	474	603	(129)	(21)	1,175	1,983	(808)	(41)
Total service	4,865	5,683	(818)	(14)	14,547	17,021	(2,474)	(15)
Total revenues	$5,471	$6,425	$(954)	(15)%	$15,542	$18,112	$(2,570)	(14)%
Revenues can vary period to period based on the type of contract the Company enters into with each customer. The decrease in total revenue of $954,000 and $2.6 million, for the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, was primarily driven by the Company’s accelerated shift to a SaaS-first revenue model initiated in late 2020 and the expected end of certain on-premise customer relationships, primarily impacting maintenance and support revenue. The increase in subscription and support revenues of $150,000, or 6%, and $845,000, or 11%, for the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, was due to on-premise to cloud conversions, incremental cloud customer expansion, new customers, and recurring revenue attributable to SaaS sales orders in recent quarters. The decrease in maintenance and support revenue for the three and nine months ended September 30, 2022 was primarily due to the expected end of certain on-premise customer relationships. The 21% and 41% decrease in professional services revenues for the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, was related lower beginning of period backlog and lower utilization of personnel on billable projects in the three and nine months ended September 30, 2022.
For the three months ended September 30, 2022, SaaS recurring revenue, which is comprised of subscription and support revenue, was approximately 63% of overall recurring revenue, which is comprised of total subscription, maintenance and support revenue, as compared to 52% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, SaaS recurring revenue was approximately 61% of overall recurring revenue, as compared to 49% for the nine months ended September 30, 2021. The improvement in SaaS recurring revenue as a percentage of total recurring revenue is due to higher SaaS recurring revenue resulting from new cloud customers, incremental cloud customer expansion, and customer on-premise to cloud conversions consistent with the Company’s implementation of its SaaS-first strategic plan, as well as to lower overall recurring revenue due to the expected end of certain on-premise customer relationships.
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
Gross Profit and Gross Margin
A comparison of gross profit and gross margin by revenue category is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Gross profit:
Software licenses and appliances	$548	$679	$(131)	(19)%	$858	$901	$(43)	(5)%
Service	3,692	4,202	(510)	(12)	10,783	12,551	(1,768)	(14)
Total gross profit	$4,240	$4,881	$(641)	(13)%	$11,641	$13,452	$(1,811)	(13)%

Gross margin:
Software licenses and appliances	90.4%	91.5%	(1.1)%		86.2%	82.6%	3.6%
Service	75.9%	73.9%	2.0%		74.1%	73.7%	0.4%
Total gross margin	77.5%	76.0%	1.5%		74.9%	74.3%	0.6%
Total gross margin was 77.5% and 76.0% for the three months ended September 30, 2022 and 2021, respectively, and 74.9% and 74.3% for the nine months ended September 30, 2022 and 2021, respectively. Services margin improved 2.0% in the three months ended September 30, 2022 due to improved professional services utilization and margin and improved 0.4% in the nine months ended September 30, 2022 due to a change in revenue mix. Software licenses and appliances margins are expected to fluctuate as the Company is not strategically focused on software licenses and appliances deals.
Included in cost of revenues are the costs related to the third-party managed hosting services and costs related to the Company’s service personnel, of which there were 20 and 22 at September 30, 2022 and 2021, respectively. Gross profit for the three and nine months ended September 30, 2021 includes $26,000 and $80,000, respectively, for the amortization of intangible assets. No amortization expense is included in cost of revenues for the three and nine months ended September 30, 2022, as intangible assets related to cost of revenues were fully amortized in 2021.
Future gross profit margins will fluctuate quarter to quarter and will be impacted by the Company’s continued expansion into new market opportunities as well as the utilization of personnel on billable projects, the rate of growth and mix of the Company’s product and service offerings, and foreign currency exchange rate fluctuations.

Operating Expenses
The following is a summary of operating expenses (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Operating expenses:
Research and development	$1,628	$2,305	$(677)	(29)%	$5,383	$6,519	$(1,136)	(17)%
Sales and marketing	2,436	4,490	(2,054)	(46)	8,931	14,139	(5,208)	(37)
General and administrative	1,990	1,881	109	6	6,684	6,550	134	2
Amortization of purchased intangibles	150	163	(13)	(8)	459	488	(29)	(6)
Total operating expenses	$6,204	$8,839	$(2,635)	(30)%	$21,457	$27,696	$(6,239)	(23)%
Total operating expenses decreased $2.6 million, or 30%, and $6.2 million, or 23%, for the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, as a result of the Company's cost-optimization program to reduce the Company’s cash burn rate. As a percent of revenues, expenses were 113% and 138% for the three months ended September 30, 2022 and 2021, respectively, and 138% and 153% for the nine months ended September 30, 2022 and 2021, respectively. The decrease as a percent of revenues for the three months ended September 30, 2022 was due to the Company's recent cost-control initiatives. The Company had 66 and 92 personnel in operating activities at September 30, 2022 and 2021, respectively, and incurred severance expense within operating expenses of $50,000 and $246,000 for the three months ended September 30, 2022 and 2021, respectively, and $518,000 and $448,000 for the nine months ended September 30, 2022 and 2021, respectively.
Research and development
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$837	$1,517	$(680)	(45)%	$3,010	$4,120	$(1,110)	(27)%
Overhead and other expenses	563	505	58	11	1,539	1,511	28	2
Outside services and consulting	232	253	(21)	(8)	783	805	(22)	(3)
Depreciation and amortization	—	—	—	n/m	—	2	(2)	(100)
Equity-based compensation	(4)	30	(34)	(113)	51	81	(30)	(37)
Total research and development expenses	$1,628	$2,305	$(677)	(29)%	$5,383	$6,519	$(1,136)	(17)%
Total research and development expenses as a percent of revenues were 30% and 36% for the three months ended September 30, 2022 and 2021, respectively, and 35% and 36% for the nine months ended September 30, 2022 and 2021, respectively. The Company had 23 and 30 research and development personnel as of September 30, 2022 and 2021, respectively.
The decrease in total research and development expenses of $677,000 and $1.1 million in the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, was primarily due to decreased compensation and employee-related costs due to lower headcount.

Sales and marketing
Sales and marketing expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Decrease	Percent Decrease			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$1,672	$3,204	$(1,532)	(48)%	$6,399	$9,397	$(2,998)	(32)%
Overhead and other expenses	263	317	(54)	(17)	856	881	(25)	(3)
Outside services and consulting	468	848	(380)	(45)	1,552	3,481	(1,929)	(55)
Depreciation and amortization	14	14	—	—	42	30	12	40
Equity-based compensation	19	107	(88)	(82)	82	350	(268)	(77)
Total sales and marketing expenses	$2,436	$4,490	$(2,054)	(46)%	$8,931	$14,139	$(5,208)	(37)%
Total sales and marketing expense as a percent of revenues was 45% and 70% for the three months ended September 30, 2022 and 2021, respectively, and 58% and 78% for the nine months ended September 30, 2022 and 2021, respectively. The Company had 27 and 44 sales and marketing personnel at September 30, 2022 and 2021, respectively.
Sales and marketing expenses decreased $2.1 million and $5.2 million in the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods, as the 2021 periods included outside services and consulting expenses associated with the continued implementation of the Company’s strategic plan, which included costs the Company incurred honing its updated sales enablement and messaging, launching new products and expanding its go-to-market motions. Reduction of sales and marketing expenses in the three and nine months ended September 30, 2022 is also attributable to the targeted channel-led strategy. Also contributing to the decrease in sales and marketing expense was a decrease in compensation costs of $1.5 million and $3.0 million in the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods.
General and administrative
General and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)	Percent Increase (Decrease)			Increase (Decrease)	Percent Increase (Decrease)
	2022	2021	2021 to 2022	2021 to 2022	2022	2021	2021 to 2022	2021 to 2022
Compensation and employee-related	$889	$919	$(30)	(3)%	$2,739	$2,811	$(72)	(3)%
Overhead and other expenses	384	368	16	4	1,154	1,027	127	12
Outside services and consulting	568	452	116	26	2,556	1,646	910	55
Depreciation and amortization	43	43	—	—	133	138	(5)	(4)
Equity-based compensation	106	99	7	7	102	928	(826)	(89)
Total general and administrative expenses	$1,990	$1,881	$109	6%	$6,684	$6,550	$134	2%
Total general and administrative expenses as a percent of revenues were 36% and 29% for the three months ended September 30, 2022 and 2021, respectively, and 43% and 36% for the nine months ended September 30, 2022 and 2021, respectively. The Company had 16 and 18 general and administrative personnel at September 30, 2022 and 2021, respectively.
General and administrative expenses increased $109,000 and $134,000 in the three and nine months ended September 30, 2022, respectively, compared to the corresponding 2021 periods. The increase for the three months ended September 30, 2022 was primarily driven by higher outside services and consulting costs resulting from higher utilization of finance contractors and consultants, partially offset by lower compensation and employee-related costs due to fewer general and administrative personnel. The increase for the nine months ended September 30, 2022 was primarily due to increased costs for outside services and consulting associated with execution of the Company’s strategic plan and higher utilization of finance contractors and consultants. This increase was largely offset by a decrease in equity compensation costs resulting from equity award forfeitures related to the departure of the Company's prior chief executive officer during the three months ended June 30, 2022.

Amortization of purchased intangibles
Operating expenses include $150,000 and $163,000 for the three months ended September 30, 2022 and 2021, respectively, and $459,000 and $488,000 for nine months ended September 30, 2022 and 2021, respectively, for the amortization of intangible assets. Operating expenses for the full year 2022 are expected to include approximately $0.6 million of amortization expense associated with purchased intangibles.
Other Income (Expense), Net
Other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee Retention Credit income	$623	$—	$1,272	$—
Interest expense, net	(26)	(12)	(135)	(81)
Decrease in fair value of derivative liability	—	—	—	37
Decrease in fair value of warrant liability	26	94	143	1,469
Gain on sale of BriefCam, Ltd.	—	50	—	50
Other, net	(150)	4	(334)	(23)
Total other income (expense), net	$473	$136	$946	$1,452
The Company recorded non-cash income of $26,000 and $94,000 for the three months ended September 30, 2022 and 2021, respectively, and $143,000 and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively, resulting from the decrease in fair value of the warrant liability.
Other income (expense) included a net loss on foreign currency transactions (included in "Other, net") of $150,000 and a net gain on foreign currency transactions of $4,000 for the three months ended September 30, 2022 and 2021, respectively, and a net loss on foreign currency transactions of $334,000 and $23,000 for the nine months ended September 30, 2022 and 2021, respectively. See “Liquidity and Capital Resources” below for a discussion of changes in cash and cash equivalents.
Income Taxes
The provision for income taxes represents federal, state, and foreign income taxes or income tax benefit on income or loss. Net income tax benefit was $124,000 and $77,000 for the three months ended September 30, 2022 and 2021, respectively, and $241,000 and $276,000 for the nine months ended September 30, 2022 and 2021, respectively. The net income tax benefit for the three and nine months ended September 30, 2022 and 2021, was impacted by the tax benefit for refundable research credits from United Kingdom operations.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of the Company’s liquidity and capital resources (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,032	$20,563
Working capital	$(2,215)	$5,229
Line of credit	$1,200	$5,000
Other financing obligations	126	615
Operating lease liabilities	82	618
Line of credit, other financing obligations and operating lease liabilities	$1,408	$6,233
Going concern considerations
At September 30, 2022, the Company's principal source of liquidity consists of cash and cash equivalents and potential availability under its revolving line of credit with Silicon Valley Bank ("SVB Agreement"). As disclosed in the Company's consolidated financial statements for the year ended December 31, 2021, management concluded that the Company's history of losses and its cash resources available to execute its business plan over the twelve months following the release of its audited financial statements raised substantial doubt about the Company's ability to continue as a going concern. While management continues to execute the plans noted below, the execution of those plans has not yielded sufficient results for management to conclude that substantial doubt has been alleviated.

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
The Company may also increase its cash resources by drawing on the SVB line of credit to the extent of any availability. To the extent the Company requires additional capital, it may seek capital by refinancing its existing line of credit, by obtaining other forms of debt financing, or from an offering of the Company's equity securities or a combination of these alternatives. If the Company experiences a significant shortfall in performance as compared to plan and also is unable to secure additional capital in a sufficient amount or on acceptable terms, management may be required to implement more significant cost reduction and other cash-focused measures to manage liquidity and the Company may have to significantly delay, scale back, or cease operations, in part or in full.
As of September 30, 2022, management continues to execute on its plans to address the substantial doubt regarding the Company’s ability to continue as a going concern. Regarding its channel-led strategy, the Company met its new logo growth targets for the first half of 2022. The Company continued to add new logos in the third quarter of 2022 with the rate of new logos in the third quarter falling short of the Company's internal plan. However, consistent with the Company's channel-led strategy, over 80% of the new logos were associated with channel partners for nine months ended September 30, 2022. Additionally, net cash used in operating activities improved to $1.4 million in the third quarter 2022, compared to $3.7 million in the second quarter 2022, $4.9 million in the first quarter 2022, $2.5 million in the fourth quarter 2021, and $3.3 million in the third quarter 2021. During the third quarter 2022, the Company drew an aggregate of $3.2 million on the line of credit, of which $1.2 million was outstanding as of September 30, 2022. As of September 30, 2022 and through the filing date of this Form 10-Q, management has not initiated new cost optimization or headcount reduction measures beyond those initially planned to alleviate substantial doubt regarding the Company’s ability to continue as a going concern. Depending on new logo and bookings performance through channel partners and other factors affecting cash flow, management may consider new cost optimization or headcount reduction measures in order to extend the Company’s cash runway beyond the second quarter of 2023. To the extent the Company requires additional capital, it may seek capital by refinancing its existing line of credit, by obtaining other forms of debt financing, or from an offering of the Company's equity securities or a combination of these alternatives.
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
Cash and cash equivalents
The Company's primary sources of cash and cash equivalents during the nine months ended September 30, 2022 were cash generated from operations and borrowings on its line of credit. The Company’s cash generated from operations has been cash collections from sales of products and services to customers. The Company expects cash inflows from operations to be affected by increases or decreases in sales and timing of collections.
The Company’s primary use of cash has been for personnel costs and outside service providers, including third-party managed hosting services. The Company expects its use of cash to be affected by fluctuations in revenues, personnel costs and outside service providers as the Company continues to support the growth of the business, which is expected to be positively impacted in the future by the Company’s cost-optimization program. The Company additionally expects to remit in the fourth quarter of 2022 approximately $160,000 of payroll tax withholdings deferred under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").
The amount of cash and cash equivalents held by the Company’s international subsidiaries that is available to fund domestic operations upon repatriation was $488,000 as of September 30, 2022. The repatriation of cash and cash equivalents held by the

Company's international subsidiaries would not result in an adverse tax impact on cash given that the future tax consequences of repatriation are expected to be insignificant.
Working capital
At September 30, 2022, the Company had aggregate negative working capital of $2.2 million, compared to positive working capital of $5.2 million at December 31, 2021. Working capital includes current deferred revenue of $9.8 million and $10.9 million at September 30, 2022 and December 31, 2021, respectively. The decrease in working capital as of September 30, 2022, as compared to December 31, 2021, is primarily due to cash used to fund the Company's operations during the nine months ended September 30, 2022.
Line of credit, other financing obligations and operating lease liabilities
As of December 31, 2021, the Company maintained an outstanding principal balance on its revolving line of $5.0 million with Wells Fargo and was in compliance with its covenants. On April 12, 2022, the Company repaid the outstanding balance on the revolving line and terminated its Loan and Security Agreement with Wells Fargo. On April 15, 2022, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $7.5 million revolving line of credit. During the three months ended September 30, 2022, the Company drew an aggregate of $3.2 million on the SVB line of credit, of which $1.2 million was outstanding as of September 30, 2022.
Financing obligations as of September 30, 2022 and December 31, 2021 primarily consist of finance leases related to the acquisition of computer and network equipment. Operating lease liabilities consists of liabilities the Company is still contractually obligated to pay despite the surrender of the office leases.
Summary of Cash Flows
A summary of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(9,968)	$(14,894)
Investing activities	(10)	(166)
Financing activities	(4,410)	21,383
Effect of exchange rate changes on cash	(143)	(2)
Net change in cash and cash equivalents	$(14,531)	$6,321
Operating activities
Operating activities used net cash of $10.0 million and $14.9 million for the nine months ended September 30, 2022 and 2021, respectively. The operating cash flows for the 2022 period were impacted by expenditures associated with the Company’s strategic plan, the net loss and the decrease in deferred revenue for the nine months ended September 30, 2022. The decrease in cash used in operating activities was the result of the Company's cost-optimization program to reduce the Company’s cash burn rate.
Investing activities
Net cash used in investing activities for the purchases of property and equipment totaled $10,000 for the nine months ended September 30, 2022 compared to $216,000 in the corresponding 2021 period.
Financing activities
Financing activities used net cash of $4.4 million for the nine months ended September 30, 2022 and provided net cash of $21.4 million in the comparable 2021 period. Primarily impacting the current period change in cash were principal payments on the Company’s line of credit, finance leases and financing obligations. Primarily impacting the prior period change in cash were the net proceeds from the public offering of the Company’s common stock of $23.1 million in the nine months ended September 30, 2021, offset for the nine months ended September 30, 2022 by principal payments on the Company’s note payable, line of credit, finance leases and other financing obligations.

Other Factors Affecting Liquidity and Capital Resources
Silicon Valley Bank Credit Facility
On April 15, 2022, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank ("SVB") providing for a $7.5 million revolving line of credit. The maximum availability for borrowing under the SVB Agreement is the lesser of $7.5 million or the sum of a defined borrowing base of 85% of eligible accounts receivable plus a non-formula amount of $2.5 million. The non-formula amount will be eliminated from availability under the line of credit at the earlier of April 30, 2023 or the date on which the Company's net cash ("Net Cash") is less than $5.0 million. As of September 30, 2022, the non-formula amount was not available for borrowing as the Company's Net Cash was less than $5.0 million. The Company expects its availability under the SVB Agreement to be tightly correlated to customer renewals and new customers, which drive eligible accounts receivable. The maturity of the SVB Agreement is April 15, 2024. During the three months ended September 30, 2022, the Company drew an aggregate of $3.2 million on the line of credit, of which $1.2 million was outstanding as of September 30, 2022.
Any borrowings under the SVB Agreement bear interest, based on an interest rate that is dependent upon whether Net Cash is above or below $5.0 million. Net Cash is defined as (a) the Company's cash maintained with Silicon Valley Bank less (b) the outstanding line of credit balance. If Net Cash is greater than $5.0 million, then the interest rate is the "prime rate” as published in The Wall Street Journal ("WSJ") for the relevant period plus 1.50%. If cash liquidity is less than $5.0 million, then the interest rate is the WSJ prime rate plus 2.00%. The interest rate on the Company's line of credit borrowings was 8.25% as of September 30, 2022. The SVB Agreement contains certain reporting requirements, conditions, and covenants, including a covenant requiring the Company to maintain an adjusted quick ratio greater than or equal to 1.25 to 1.00. The adjusted quick ratio is the ratio of (a) unrestricted cash and cash equivalents in SVB deposit accounts or securities accounts plus net billed accounts receivable and (b) the sum of current liabilities less the current portion of deferred revenue. As of September 30, 2022, the Company was in compliance with its covenants.
Employee Retention Credit
During the nine months ended September 30, 2022, the Company completed its analysis of its eligibility for the Employee Retention Credit under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for qualified wages paid during the second and third quarters of 2021. During the three and nine months ended September 30, 2022, the Company submitted for refunds of $623,000 and $1.3 million, respectively, and recorded the amounts as Other Income (Expense) on the Company’s condensed consolidated statements of operations and $1.3 million as Other Receivable on the Company's condensed consolidated balance sheet as of September 30, 2022. The Company believes the relevant conditions of the Employee Retention Credit provision of the CARES Act have been met for the second quarter and third quarter 2021 reporting periods and that it will receive the credit, although there can be no assurance regarding timing of the receipt of the credit. Due to the uncertain timing of receipt, the Company is not including the CARES Act credit in assessing the sufficiency of its capital and liquidity resources to fund its operations. The Company expects to recognize additional amounts under the Employee Retention Credit in future reporting periods as it completes further analyses and submits for refunds for other historical quarters for which it determines the Company has eligible wages.
Stock repurchase program
In October 2010, the Company’s Board of Directors approved a common stock repurchase program of up to 3,500,000 shares if permitted by our line of credit agreement with Silicon Valley Bank. Shares may be purchased at prevailing market prices in the open market or in private transactions, subject to market conditions, share price, trading volume and other factors. The repurchase program has been funded to date using cash on hand and may be discontinued at any time. The Company did not repurchase any shares of its common stock under the repurchase program during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, the Company had 778,365 shares available for repurchase under the authorizations. While the current authorization remains in effect, the Company expects its primary use of cash will be to fund operations in support of the Company’s goals for revenue growth and operating margin improvement associated with the Company’s transition to a SaaS-first company.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer, Rose Bentley, and the Company’s Chief Financial Officer, Thomas A. Krueger, have evaluated the Company’s disclosure controls and procedures as of September 30, 2022. Based upon such evaluation, they have concluded that these disclosure controls and procedures are effective. The Company’s Chief Executive Officer and Chief

Financial Officer used the definition of “disclosure controls and procedures” as set forth in Rule 13a-15(e) under the Exchange Act in making their conclusion as to the effectiveness of such controls and procedures.
Changes in Internal Control Over Financial Reporting
No changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1A. Risk Factors
The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the three months ended June 30, 2022. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In addition to shares that may be purchased under the Board common stock repurchase program adopted in 2010 if permitted by our line of credit agreement with Silicon Valley Bank, the Company purchases shares of common stock held by employees who wish to tender owned shares to satisfy the exercise price or tax withholding on stock option exercises or vesting of restricted awards and performance stock units. All of the share repurchase activity included in the table below for the three months ended September 30, 2022 was associated with satisfaction of employee tax withholding requirements on vesting of restricted stock units.
Information on the Company’s repurchases of its common stock during each month of the quarter ended September 30, 2022 is as follows:

Monthly Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (at end of period)
July 2022	8,603	$0.78	—	778,365
August 2022	3,831	$0.61	—	778,365
September 2022	7,379	$0.61	—	778,365

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
(a)The following exhibits are included herein:
31.1‡    Certificate of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
31.2‡    Certificate of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.
32†    Certifications pursuant to 18 U.S.C. §1350.
101‡    Interactive Data Files Pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) Notes to Condensed Consolidated Financial Statements
104‡    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL
____________
†    Filed herewith.
‡    Furnished herewith.

SIGNATURES
In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

QUMU CORPORATION
Registrant

Date:	November 10, 2022	By:	/s/ Rose Bentley
Rose Bentley
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Thomas A. Krueger
Thomas A. Krueger
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)